Form 10QSB
period 1998-03-31
BOULDER BREWING CO
filed 2000-12-06
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-12536
                                                 -------

                             Boulder Brewing Company
        (Exact name of small business issuer as specified in its charter)

          Colorado                                           84-0820212
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 70701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (800) 351-4515
                                 --------------
                           (Issuer's telephone number)

                    2880 Wilderness Place, Boulder, CO 80301
                    ----------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 29, 2000: 118,953,529
                                          ------------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                             Boulder Brewing Company

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Boulder Brewing Company

We have reviewed the accompanying balance sheets of Boulder Brewing Company (a Colorado corporation) as of March 31, 1998 and 1997 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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

                                                     S. W. HATFIELD, CPA
Dallas, Texas
November 29, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                             Boulder Brewing Company
                                 Balance Sheets
                             March 31, 1998 and 1997

                                   (Unaudited)

                                                                 1998           1997
                                                             -----------    -----------
                                     Assets
                                     ------

Assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

Total Assets                                                 $      --      $      --
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   107,395    $    98,819
                                                             -----------    -----------

     Total liabilities                                           107,395         98,819
                                                             -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value
     160,000,000 shares authorized
     118,953,529 shares issued and
     outstanding, respectively                                   118,953        118,953
   Additional paid-in capital                                  2,784,953      2,784,953
   Accumulated deficit                                        (3,011,301)    (3,002,725)
                                                             -----------    -----------


     Total shareholders' equity                                 (107,395)       (98,819)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                Three months    Three months
                                                   ended            ended
                                                 March 31,        March 31,
                                                     1998             1997
                                               -------------    -------------

Revenues                                       $        --      $        --
                                               -------------    -------------

Expenses
   General and administrative expenses                 1,896            2,068
                                               -------------    -------------

Net Loss                                              (1,896)          (2,068)

Other Comprehensive Income                              --               --
                                               -------------    -------------

Comprehensive Income                           $      (1,896)   $      (2,068)
                                               -------------    -------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                     nil              nil
                                               =============    =============

Weighted-average number of shares
   of common stock outstanding                   118,953,529      118,953,529
                                               =============    =============





The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.


                             Boulder Brewing Company
                            Statements of Cash Flows
                   Three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                            Three months   Three months
                                                                ended          ended
                                                              March 31,      March 31,
                                                                1998           1997
                                                             ----------     ----------
Cash Flows from Operating Activities
   Net Loss                                                  $   (1,896)    $   (2,068)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                     1,896          2,068
                                                             ----------     ----------

Net cash used in operating activities                              --             --
                                                             ----------     ----------


Cash Flows from Investing Activities                               --             --
                                                             ----------     ----------


Cash Flows from Financing Activities                               --             --
                                                             ----------     ----------

Increase (Decrease) in Cash and Cash Equivalents                   --             --

Cash and cash equivalents at beginning of period                   --             --
                                                             ----------     ----------

Cash and cash equivalents at end of period                   $     --       $     --
                                                             ==========     ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --       $     --
                                                             ==========     ==========
   Income taxes paid (refunded)                              $     --       $     --
                                                             ==========     ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

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

2. Income Taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At March 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of March 31, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                             Boulder Brewing Company

Note B - Summary of Significant Accounting Policies - Continued

3. Income (Loss) per share
   -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1998 and 1997, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

(3)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.

                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Boulder Brewing Company

November    29   , 2000                                /s/ Glenn A. Little.
         --------                           ------------------------------------
                                                                 Glenn A. Little
                                                          President and Director