Form 10QSB
period 1999-03-31
BOULDER BREWING CO
filed 2000-12-06
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

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


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 29, 2000: 118,953,529
                                          ------------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                             Boulder Brewing Company

                Form 10-QSB for the Quarter ended March 31, 1999

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Boulder Brewing Company

We have reviewed the accompanying balance sheets of Boulder Brewing Company (a Colorado corporation) as of March 31, 1999 and 1998 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                             Boulder Brewing Company
                                 Balance Sheets
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                 1999           1998
                                                             -----------    -----------
                                     Assets
                                     ------

Assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

Total Assets                                                 $      --      $      --
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   114,706    $   107,395
                                                             -----------    -----------

     Total liabilities                                           114,706        107,395
                                                             -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value
     160,000,000 shares authorized
     118,953,529 shares issued and
     outstanding, respectively                                   118,953        118,953
   Additional paid-in capital                                  2,784,953      2,784,953
   Accumulated deficit                                        (3,018,612)    (3,013,123)
                                                             -----------    -----------


     Total shareholders' equity                                 (114,706)      (107,395)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $      --
                                                             ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                            Tomahawk Industries, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                          Three months     Three months
                                             ended            ended
                                           March 31,        March 31,
                                               1999             1998
                                         -------------    -------------

Revenues                                 $        --      $        --
                                         -------------    -------------

Expenses
   General and administrative expenses           1,614            1,896
                                         -------------    -------------

Net Loss                                        (1,614)          (1,896)

Other Comprehensive Income                        --               --
                                         -------------    -------------

Comprehensive Income                     $      (1,614)   $      (1,896)
                                         -------------    -------------

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


                             Boulder Brewing Company
                            Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                  1999           1998
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (1,614)  $     (1,896)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                       1,614          1,896
                                                             ------------   ------------

Net cash used in operating activities                                --             --
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities                                 --             --
                                                             ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
                                                             ============   ============





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

2. Income Taxes
   ------------

      The Company uses the asset and liability method of accounting for income taxes. At March 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of March 31, 1999 and 1998, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                             Boulder Brewing Company

Note B - Summary of Significant Accounting Policies - Continued

3. Income (Loss) per share
   -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

                                                         Boulder Brewing Company

November    29   , 2000                               /s/ Glenn A. Little.
         --------                        ---------------------------------------
                                                                 Glenn A. Little
                                                          President and Director