Form 10KSB
BOULDER BREWING CO
filed 2001-01-08
CIK 721693

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

                  For the fiscal year ended December 31, 2000

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


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000, was $0.

As of December 31, 2000, the aggregate market value of the Company's common Stock was not determinable as the stock is not trading.

As of January 4, 2001, there were 118,953,529 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes  No X

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

Part I

Item  1 - Description of Business                                          3
Item  2 - Description of Property                                          5
Item  3 - Legal Proceedings                                                5
Item  4 - Submission of Matters to a Vote of Security Holders              5

Part II

Item  5 - Market for Company's Common Stock and Related
          Stockholders Matters                                             5
Item  6 - Management's Discussion and Analysis or Plan of Operation        5
Item  7 - Index to Financial Statements                                   F-1
Item  8 - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          9

Part III

Item  9 - Officers and Directors                                           9
Item 10 - Executive Compensation                                          10
Item 11 - Security Ownership of Certain Beneficial Owners And
          Management                                                      10
Item 12 - Certain Relationships and Related Transactions                  10
Item 13 - Exhibits and Reports on 8-K                                     10

Signatures                                                                11

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

Item 4 - Submission of Matters to a Vote of Security Holders

There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fiscal year ended December 31, 2000.

PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

As of December 31, 2000, there were 118,953,529 shares of $.001 par value common stock (the "Common Stock") of the Company outstanding and owned by 3,033 shareholders of record.

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

As of December 31, 2000, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non- controlling existing shareholders of the Company.

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

Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

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

Item 10 - Executive Compensation

There was no compensation paid during the Fiscal year ended December 31, 2000.

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

                                                                 % of Class
   Name and address                  Number of Shares        Beneficially Owned
   ----------------                  ----------------        ------------------

Glenn A. Little                              0                      0.00%
211 West Wall
Midland, Texas 79701

Matthew Blair                                0                      0.00%
200 West Wall, Suite 104
Midland, Texas 79701

C. Michael Lawrence
8155 Hygine Road
Longmont, Colorado 80503                 4,960,000                  4.16%

All Directors and                        4,960,000                  4.16%
Executive Officers (3 persons)


Item 12 - Certain Relationships and Related Transactions

None

Item 13 - Exhibits and Reports on Form 8-K

Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                         Boulder Brewing Company

Dated: January 4, 2001                                 By:  /s/ Glenn A. Little
       ---------------                                    ----------------------

                                                                 Glenn A. Little
                                           President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: January 4, 2001                                 By:  /s/ Glenn A. Little
       ---------------                                    ----------------------

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

                           December 31, 2000 and 1999








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

                             Boulder Brewing Company

                                    Contents

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-3

Financial Statements

   Balance Sheets
     as of December 31, 2000 and 1999                                       F-4

   Statements of Operations
     for the years ended December 31, 2000 and 1999                         F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2000 and 1999                         F-6

   Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                         F-7

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Boulder Brewing Company

We have audited the accompanying balance sheets of Boulder Brewing Company (a Colorado corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Brewing Company as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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

                                                  S. W. HATFIELD, CPA
Dallas, Texas
January 4, 2001

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                             Boulder Brewing Company
                                 Balance Sheets
                           December 31, 2000 and 1999


                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

   Total current assets                                             --             --
                                                             -----------    -----------

Total Assets                                                 $      --      $      --
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                $   116,740    $   116,740
                                                             -----------    -----------


   Total current liabilities                                     116,740        116,740
                                                             -----------    -----------


Commitments and contingencies


Shareholders' equity (deficit)
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding                                    --             --
   Common stock - $0.001 par value
     160,000,000 shares authorized
     118,953,529 shares issued and
     outstanding,  respectively                                  118,953        118,953
   Additional paid-in capital                                  2,784,953      2,784,953
   Accumulated deficit                                        (3,020,646)    (3,020,646)
                                                             -----------    -----------

   Total Shareholders' Equity (Deficit)                         (116,740)      (116,740)
                                                             -----------    -----------

   Total Liabilities and Shareholders' Equity                $      --      $      --
                                                             ===========    ===========




The accompanying notes are an integral part of these financial statements.

                             Boulder Brewing Company
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2000 and 1999


                                                        2000          1999
                                                    -----------   -----------

Revenues                                            $      --     $      --
                                                    -----------   -----------

Expenses
   General and administrative expenses                     --           3,648
                                                    -----------   -----------

     Total operating expenses                              --           3,648
                                                    -----------   -----------

Income (Loss) from continuing operations
   before provision for income taxes                       --          (3,648)

Provision for income taxes                                 --            --
                                                    -----------   -----------

Net Income (Loss)                                          --          (3,648)

Other Comprehensive Income                                 --            --
                                                    -----------   -----------

Comprehensive Income (Loss)                         $      --     $    (3,648)
                                                    ===========   ===========


Earnings per share of common stock
   outstanding computed on net income
   (loss), principally from discontinued
   operations - basic and fully diluted                     nil           nil
                                                    ===========   ===========

Weighted-average number of shares
   outstanding - basic and fully diluted            118,953,529   118,953,529
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.


                             Boulder Brewing Company
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2000 and 1999




                               Common Stock          Additional
                               ------------           paid-in     Accumulated
                           Shares        Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   January 1, 1998      118,953,529   $   118,953   $ 2,784,953   $(3,016,998)   $  (113,092)

Net loss for the year          --            --            --          (3,648)        (3,648)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1998    118,953,529       118,953     2,784,953    (3,020,646)      (116,740)

Net loss for the year          --            --            --            --             --
                        -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1999    118,953,529   $   118,953   $ 2,784,953   $(3,020,646)   $  (116,740)
                        ===========   ===========   ===========   ===========    ===========







The accompanying notes are an integral part of these financial statements.

                             Boulder Brewing Company
                            Statements of Cash Flows
                     Years ended December 31, 2000 and 1999


                                                            2000      1999
                                                            -------   -------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $  --     $(3,648)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase in Accounts payable - trade                    --       3,648
                                                            -------   -------

Net cash used in operating activities                          --        --
                                                            -------   -------


Cash Flows from Investing Activities                           --        --
                                                            -------   -------


Cash Flows from Financing Activities                           --        --
                                                            -------   -------

Increase (Decrease) in Cash                                    --        --

Cash at beginning of period                                    --        --
                                                            -------   -------

Cash at end of period                                       $  --     $  --
                                                            =======   =======


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --     $  --
                                                            =======   =======
     Income taxes paid for the year                         $  --     $  --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                             Boulder Brewing Company

Note B - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2000  and  1999,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.