Form 10KSB/A
period 2000-12-31
BOULDER BREWING CO
filed 2001-02-23
CIK 721693

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Form 10- KSB/A

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

                                                                      % of Class

   Name and address                  Number of Shares        Beneficially Owned
   ----------------                  ----------------        ------------------

Glenn A. Little                              0                      0.00%
211 West Wall
Midland, Texas 79701

Matthew Blair                                0                      0.00%
200 West Wall, Suite 104
Midland, Texas 79701

C. Michael Lawrence
8155 Hygine Road

Longmont, Colorado 80503                 2,475,000                  2.08%

All Directors and                        2,475,000                  2.08%
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

Dated: February 22, 2001                                By:  /s/ Glenn A. Little
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

Dated: February 23, 2001,                               By:  /s/ Glenn A. Little
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

                             Boulder Brewing Company
                    Notes to Financial Statements - Continued


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