Form 10QSB
period 2001-03-31
BOULDER BREWING CO
filed 2001-04-27
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 26, 2001: 118,953,529
                                           ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                             Boulder Brewing Company

                Form 10-QSB for the Quarter ended March 31, 2001

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Boulder Brewing Company

We have reviewed the accompanying balance sheets of Boulder Brewing Company (a Colorado corporation) as of March 31, 2001 and 2000 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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



                                                  S. W. HATFIELD, CPA
Dallas, Texas
April 26, 2001




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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                             Boulder Brewing Company
                                 Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                                 2001           2000
                                                             -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $    10,054    $      --
                                                             -----------    -----------

Total Assets                                                 $    10,054    $      --
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $      --      $   116,740
   Advances from controlling shareholder                          50,000           --
                                                             -----------    -----------

     Total liabilities                                            50,000        116,740
                                                             -----------    -----------

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
                                                             ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               4


                             Boulder Brewing Company
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                Three months   Three months
                                                                    ended          ended
                                                                  March 31,      March 31,
                                                                     2001           2000
                                                                ------------   ------------
Revenues                                                        $       --     $       --
                                                                ------------   ------------

Expenses
   General and administrative expenses                                  --             --
                                                                ------------   ------------

Income from Operations                                                  --             --
                                                                ------------   ------------

Other income
   Interest income                                                        54           --
                                                                ------------   ------------

Net Income before Extraordinary Item                                      54           --
                                                                ------------   ------------

Extraordinary Item
   Forgiveness of trade accounts payable at settlement                76,740           --
                                                                ------------   ------------

Net Income                                                            76,794           --

Other Comprehensive Income                                              --             --
                                                                ------------   ------------

Comprehensive Income                                            $       --     $       --
                                                                ------------   ------------

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted
      From operations                                           $       0.00   $       0.00
      Extraordinary item                                                0.00           0.00
                                                                ------------   ------------
         Total                                                  $       0.00   $       0.00
                                                                ============   ============

Weighted-average number of shares of common stock outstanding    118,953,529    118,953,529
                                                                ============   ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               5


                             Boulder Brewing Company
                            Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                              Three months  Three months
                                                                  ended         ended
                                                                March 31,     March 31,
                                                                  2001          2000
                                                               ----------    ----------
Cash Flows from Operating Activities
   Net Income                                                  $   76,794    $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Forgiveness of trade accounts payable at settlement      (76,740)         --
         Increase (Decrease) in Accounts payable - trade          (40,000)         --
                                                               ----------    ----------

Net cash used in operating activities                             (39,946)         --
                                                               ----------    ----------


Cash Flows from Investing Activities                                 --            --
                                                               ----------    ----------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                             50,000          --
                                                               ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                   10,054          --

Cash and cash equivalents at beginning of period                     --            --
                                                               ----------    ----------

Cash and cash equivalents at end of period                     $   10,054    $     --
                                                               ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                             $     --      $     --
                                                               ==========    ==========
   Income taxes paid (refunded)                                $     --      $     --
                                                               ==========    ==========






The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               6

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

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

                             Boulder Brewing Company

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Advances from Controlling Shareholder

On January 8, 2001, the Company's controlling shareholder loaned the Company $50,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.


Note D - Forgiveness of debt

In January 2001, the Company negotiated settlements to retire all outstanding trade accounts payable. The results of these negotiations resulted in a one-time non-cash gain on settlement of approximately $76,700.

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

(2)    Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2001 and 2000
--------------------------------------

The Company had no revenue for the quarters ended March 31, 2001 and 2000, respectively.

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were approximately $ -0- and $-0-, respectively. The Company received interest income of approximately $54 during the first quarter of 2001 as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the period was approximately $76,800. Earnings per share for the quarter ended March 31, 2001 was $0.00 on 118,953,529 shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2001 and 2000, respectively, the Company had working capital of $(39,946) and $ -0-.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

       Exhibits - None
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Boulder Brewing Company

April    26   , 2001                                     /s/ Glenn A. Little.
      --------                                ----------------------------------
                                                                 Glenn A. Little
                                                          President and Director