Form 10QSB
period 2001-06-30
BOULDER BREWING CO
filed 2001-08-01
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------           EXCHANGE ACT OF 1934


                           For the quarterly period ended June 30, 2001

                    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
---------           ACT OF 1934

                           For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 30, 2001: 118,953,529
                                                  ------------------------------

Transitional Small Business Disclosure Format (check one):       YES    NO X
                                                                    ---   ---

                             Boulder Brewing Company

                 Form 10-QSB for the Quarter ended June 30, 2001

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

Item 1 - Part 1 - Financial Statements

                             Boulder Brewing Company
                                 Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                         2001           2000
                                                     -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                          $     9,614    $      --
                                                     -----------    -----------

Total Assets                                         $     9,614    $      --
                                                     ===========    ===========


                                       Liabilities and Shareholders' Equity

 Liabilities
   Accounts payable - trade                          $      --      $   116,740
   Advances from controlling shareholder                  50,000           --
                                                     -----------    -----------

     Total liabilities                                    50,000        116,740
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value
     160,000,000 shares authorized
     118,953,529 shares issued and
     outstanding, respectively                           118,953        118,953
   Additional paid-in capital                          2,784,953      2,784,953
   Accumulated deficit                                (2,944,292)    (3,020,646)
                                                     -----------    -----------

     Total shareholders' equity                          (40,386)      (116,740)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $     9,614    $      --
                                                     ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                                              Boulder Brewing Company
                                 Statements of Operations and Comprehensive Income
                                 Six and Three months ended June 30, 2001 and 2000

                                                    (Unaudited)

                                           Six months       Six months     Three months     Three months
                                             ended            ended           ended            ended
                                            June 30,         June 30,        June 30,         June 30,
                                               2001             2000            2001             2000
                                         -------------    -------------   -------------    -------------
Revenues                                 $        --      $        --     $        --      $        --
                                         -------------    -------------   -------------    -------------

Expenses
   General and administrative expenses             518             --               518             --
                                         -------------    -------------   -------------    -------------

Loss from operations                              (518)            --              (518)            --

Other income
   Interest income                                 132             --                78             --
                                         -------------    -------------   -------------    -------------

Net Loss before Extraordinary Item                (386)            --              (440)            --
                                         -------------    -------------   -------------    -------------

Extraordinary Item
   Forgiveness of trade accounts
     payable at settlement                      76,740             --              --               --
                                         -------------    -------------   -------------    -------------

Net Income (Loss)                               76,354             --              (440)            --

Other Comprehensive Income                        --               --              --               --
                                         -------------    -------------   -------------    -------------

Comprehensive Income (Loss)              $      76,354    $        --     $        (440)   $        --
                                         -------------    -------------   -------------    -------------

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


                             Boulder Brewing Company
                            Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                             Six months    Six months
                                                               ended         ended
                                                              June 30,      June 30,
                                                                2001          2000
                                                             ----------    ----------
Cash Flows from Operating Activities
   Net Income                                                $   76,354    $     --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement      (76,740)         --
       Increase (Decrease) in Accounts payable - trade          (40,000)         --
                                                             ----------    ----------

Net cash used in operating activities                           (40,386)         --
                                                             ----------    ----------


Cash Flows from Investing Activities                               --            --
                                                             ----------    ----------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                           50,000          --
                                                             ----------    ----------

Net cash provided by financing activities                        50,000          --
                                                             ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                  9,614          --

Cash and cash equivalents at beginning of period                   --            --
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $    9,614    $     --
                                                             ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --      $     --
                                                             ==========    ==========
   Income taxes paid (refunded)                              $     --      $     --
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

                             Boulder Brewing Company

Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Advances from Controlling Shareholder

On January 8, 2001, the Company's controlling shareholder loaned the Company $50,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing.


Note E - Forgiveness of debt

In January 2001, the Company negotiated settlements to retire all outstanding trade accounts payable. The results of these negotiations resulted in a one-time non-cash gain on settlement of approximately $76,700.

                                              Boulder Brewing Company

Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2000 and 2000, respectively, are as follows:
                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------
   Federal:
     Current                                                 $   --       $ --
     Deferred                                                    --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------
   State:
     Current                                                     --         --
     Deferred                                                    --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------

     Total                                                   $   --       $ --
                                                             ========   ========

As of June 30, 2001, as a result of a January 2001 change in control, the Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                            June 30,    June 30,
                                                             2001        2000
                                                            --------    --------
Statutory rate applied to income before income taxes        $ 25,960    $    --
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --           --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward    (25,960)        --
                                                            --------    --------

       Income tax expense                                   $   --      $    --
                                                            ========    ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------
Deferred tax assets
  Net operating loss carryforwards                           $   --     $   --
  Less valuation allowance                                       --         --
                                                             --------   --------

Net Deferred Tax Asset                                       $   --     $   --
                                                             ========   ========

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

Quarters Ended June 30, 2001 and 2000
-------------------------------------

The Company had no revenue for the quarters ended March 31, 2001 and 2000, respectively.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000 were approximately $ 500 and $-0-, respectively. The Company received interest income of approximately $130 during the first six months of 2001 as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the six month period was approximately $76,800. Earnings per share for the quarter ended June 30, 2001 was $0.00 on 118,953,529 shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2001 and 2000, respectively, the Company had working capital of $(40,000) and $ -0-.

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

   None

Item 3  - Defaults on Senior Securities

   None

Item 4  - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period. However, the Company has circulated a proxy statement for a Special Meeting of Shareholders to be held on August 24, 2001.

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

                                                         Boulder Brewing Company


July    30   , 2001                                        /s/ Glenn A. Little
     --------                                            -----------------------
                                                                 Glenn A. Little
                                                          President and Director