Form 10QSB
period 2001-09-30
BOULDER BREWING CO
filed 2001-10-26
CIK 721693

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
-----------     EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----------     OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-12536
                                                 -------

                           Boulder Acquisitions, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              84-0820212
--------------------------                            --------------------------
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

                             Boulder Brewing Company
                             -----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 19, 2001: 83,790,000
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        10


Part II - Other Information

  Item 1   Legal Proceedings                                                11

  Item 2   Changes in Securities                                            11

  Item 3   Defaults Upon Senior Securities                                  11

  Item 4   Submission of Matters to a Vote of Security Holders              12

  Item 5   Other Information                                                12

  Item 6   Exhibits and Reports on Form 8-K                                 12


Signatures                                                                  12


Item 1 - Part 1 - Financial Statements

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                            September 30,    September 30,
                                                                 2001             2000
                                                            -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $     1,902      $      --
                                                             -----------      -----------

Total Assets                                                 $     1,902      $      --
                                                             ===========      ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Liabilities
   Accounts payable - trade                                  $      --        $   116,740
                                                             -----------      -----------

     Total liabilities                                              --            116,740
                                                             -----------      -----------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     160,000,000 shares authorized
     83,790,000 and 23,790,700 shares
     issued and outstanding, respectively                         83,791           23,791
   Additional paid-in capital                                  2,880,115        2,880,115
   Accumulated deficit                                        (2,962,004)      (3,020,646)
                                                             -----------      -----------

     Total shareholders' equity                                    1,902         (116,740)
                                                             -----------      -----------

Total Liabilities and Shareholders' Equity                   $     1,902      $      --
                                                             ===========      ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                          Nine months     Nine months   Three months    Three months
                                             ended           ended          ended           ended
                                         September 30,   September 30,  September 30,   September 30,
                                              2001            2000           2001            2000
                                         ------------    ------------   ------------    ------------
Revenues                                 $       --      $       --     $       --      $       --
                                         ------------    ------------   ------------    ------------

Expenses
   General and administrative expenses         18,296            --           17,778            --
                                         ------------    ------------   ------------    ------------

Loss from operations                          (18,296)           --          (17,778)           --

Other income
   Interest income                                198            --               66            --
                                         ------------    ------------   ------------    ------------

Net Loss before Extraordinary Item            (18,098)           --          (17,712)           --
                                         ------------    ------------   ------------    ------------

Extraordinary Item
   Forgiveness of trade accounts
     payable at settlement                     76,740            --             --              --
                                         ------------    ------------   ------------    ------------

Net Income (Loss)                              58,642            --          (17,712)           --

Other Comprehensive Income                       --              --             --              --
                                         ------------    ------------   ------------    ------------

Comprehensive Income (Loss)              $     58,642    $       --     $    (17,712)   $       --
                                         ------------    ------------   ------------    ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil            nil             nil
                                         ============    ============   ============    ============

Weighted-average number of shares
   of common stock outstanding             25,109,381      23,790,700     27,703,743      23,790,700
                                         ============    ============   ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                            Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                                          Nine months      Nine months
                                                                             ended            ended
                                                                         September 30,    September 30,
                                                                             2001             2000
                                                                         -------------    -------------
Cash Flows from Operating Activities
   Net Income                                                             $   58,642       $     --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement                   (76,740)            --
       Increase (Decrease) in Accounts payable - trade                       (40,000)            --
                                                                          ----------       ----------

Net cash used in operating activities                                        (58,098)            --
                                                                          ----------       ----------


Cash Flows from Investing Activities                                            --               --
                                                                          ----------       ----------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                            10,000             --
   Proceeds from loan from shareholder                                        50,000             --
                                                                          ----------       ----------

Net cash provided by financing activities                                     60,000             --
                                                                          ----------       ----------

Increase (Decrease) in Cash and Cash Equivalents                               1,902             --

Cash and cash equivalents at beginning of period                                --               --
                                                                          ----------       ----------

Cash and cash equivalents at end of period                                $    1,902       $     --
                                                                          ==========       ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                        $     --         $     --
                                                                          ==========       ==========
   Income taxes paid (refunded)                                           $     --         $     --
                                                                          ==========       ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                    $   50,000       $     --
                                                                          ==========       ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Boulder Acquisitions, Inc. (Company) was incorporated under the laws of the State of Colorado in 1980 as Boulder Brewing Company. The Company was the successor to a general partnership formed in 1979.

In September 2001, the Company changed its state of Incorporation from Colorado to Nevada by means of a merger with and into Boulder Acquisitions, Inc., a Nevada corporation formed on September 6, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation eliminated the provision for the Company to issue preferred stock and did not make any other changes the capital structure of the Company.

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

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2001  and  2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Advances from Controlling Shareholder

On January 8, 2001, the Company's controlling shareholder loaned the Company $50,000 to support operations, settle outstanding trade accounts payable and provide working capital. The advance is repayable upon demand and is non-interest bearing. On September 25, 2001, the shareholder executed a private placement letter converting this advance into 50,000,000 shares of restricted, unregistered common stock.


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note E - Forgiveness of debt

In January 2001, the Company negotiated settlements to retire all outstanding trade accounts payable. The results of these negotiations resulted in a one-time non-cash gain on settlement of approximately $76,700.


Note F - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2000 and 2000, respectively, are as follows:

                                               September 30,    September 30,
                                                   2001             2000
                                               -------------    -------------
       Federal:
         Current                                  $     -          $     -
         Deferred                                       -                -
                                                  -------          -------
                                                        -                -
                                                  -------          -------
       State:
         Current                                        -                -
         Deferred                                       -                -
                                                  -------          -------
                                                        -                -
                                                  -------          -------

         Total                                    $     -          $     -
                                                  =======          =======

As of September 30, 2001, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:

                                                               September 30,   September 30,
                                                                   2001            2000
                                                               -------------   -------------
Statutory rate applied to income before income taxes              $ 19,938        $      -
Increase (decrease) in income taxes resulting from:
     State income taxes                                                 -                -
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          (19,938)              -
                                                                  --------        --------

       Income tax expense                                         $      -        $      -
                                                                  ========        ========


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                September 30,    September 30,
                                                    2001              2000
                                                -------------    -------------
       Deferred tax assets
         Net operating loss carryforwards         $   6,120        $       -
         Less valuation allowance                    (6,120)               -
                                                  ---------        ---------

       Net Deferred Tax Asset                     $       -        $       -
                                                  =========        =========


Note G - Common Stock Transactions

During the August 24, 2001 Special Meeting of  Shareholders,  a one (1) for five
(5) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 118,953,529 to 23,790,700. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to an entity owned by the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On September 25, 2001, the Company converted the $50,000 in advances from the Company's President and Chief Executive Officer into 50,000,000 shares of restricted, unregistered common stock at $0.001 per share, pursuant to a private placement memorandum. These funds were used to settle outstanding trade accounts payable and provide working capital for the Company. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.



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


(2)  Results of Operations, Liquidity and Capital Resources

The Company had no operating revenue for the year-to-date and quarters ended September 30, 2001 and 2000, respectively.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000 were approximately $18,000 and $-0-, respectively. The Company received interest income of approximately $200 during the first nine months of 2001 as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the nine month period was approximately $58,600. Earnings per share for the quarter ended June 30, 2001 was $0.00 on the post-reverse split 25,109,381 shares issued and outstanding.

During the August 24, 2001 Special Meeting of  Shareholders,  a one (1) for five
(5) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 118,953,529 to 23,790,700. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to Little & Company Investment Securities, Inc., an entity owned by Glenn A. Little, the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On September 25, 2001, the Company  converted the $50,000 in advances from Glenn
A. Little, the Company's President and Chief Executive Officer into 50,000,000 shares of restricted, unregistered common stock at $0.001 per share, pursuant to a private placement memorandum. These funds were used to settle outstanding trade accounts payable and provide working capital for the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2001 and 2000, respectively, the Company had working capital of approximately $1,900 and $ -0-, respectively.

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


Part II - Other Information

Item 1 - Legal Proceedings

   None


Item 2 - Changes in Securities

     During the August 24, 2001 Special Meeting of Shareholders, a one (1) for five (5) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 118,953,529 to 23,790,700. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to Little & Company Investment Securities, Inc., an entity owned by Glenn A. Little, the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon
     Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     On September 25, 2001, the Company converted the $50,000 in advances from Glenn A. Little, the Company's President and Chief Executive Officer into 50,000,000 shares of restricted, unregistered common stock at $0.001 per share, pursuant to a private placement memorandum. These funds were used to settle outstanding trade accounts payable and provide working capital for the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


Item 3 - Defaults on Senior Securities

   None



                (Remainder of this page left blank intentionally)


Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Shareholders on August 24, 2001. The following items were presented for a vote of the shareholders:

1)   Election of Directors
        Glenn A. Little      For: 30,375,000     Against: 0           Abstain: 0
        Matthew Blair        For: 30,375,000     Against: 0           Abstain: 0
        Michael Lawrence     For: 30,375,000     Against: 65,000      Abstain: 0

2)   Appointment of S. W. Hatfield, CPA as Independent Auditor for the Company
                             For: 29,936,900     Against: 95,000      Abstain:   343,100

3) Approval of a 1:5 reverse split of the issued and outstanding common stock of the Company

                             For: 26,945,662     Against: 1,822,500   Abstain: 1,606,878

4)   Change the venue of incorporation from Colorado to Nevada

                             For: 27,027,675     Against: 789,750     Abstain: 2,557,575


Item 5 - Other Information

In September 2001, the Company changed its state of Incorporation from Colorado to Nevada by means of a merger with and into Boulder Acquisitions, Inc., a Nevada corporation formed on September 6, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation eliminated the provision for the Company to issue preferred stock and did not make any other changes the capital structure of the Company.


Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Boulder Acquisitions, Inc.


October   21  , 2001                                     /s/ Glenn A. Little.
        ------                                   -------------------------------
                                                                 Glenn A. Little
                                                          President and Director