Form 10KSB
period 2001-12-31
BOULDER BREWING CO
filed 2002-01-28
CIK 721693

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  Form 10 - KSB


[x]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12536

                           Boulder Acquisitions, Inc.
                 (Name of small business issuer in its charter)

Nevada                                                               84-0820212
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001, was $0.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2001 was approximately $190,325, using the closing historical price as quoted on www.edreyfus.com

As of January 9, 2002, there were 83,790,700 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           BOULDER ACQUISITIONS, INC.
                                TABLE OF CONTENTS



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

                  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

                          For: 27,027,675  Against: 789,750   Abstain: 2,557,575
PART II

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

As of January 9, 2001, there were 83,790,700 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 3,033 shareholders of record.

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Boulder Acquisitions, Inc. in October 2001 and the Company was issued its trading symbol BACQ. The Company's first posted trade was conducted on October 23, 2001. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc., are as follows:

                                                         High           Low
                                                       --------       --------

     Fourth quarter 2001                                $0.025         $0.008


Dividend policy
- ---------------

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

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


Item 6 - Management's Discussion and Analysis or Plan of Operation

The Company had no operating revenue during the years ended December 31, 2001 and 2000, respectively.

General and administrative expenses for the years ended December 31, 2001 and 2000 were approximately $18,000 and $-0-, respectively. The Company received interest income of approximately $200 during 2001 as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the year ended December 31, 2001 was approximately $58,600. Earnings per share for the year ended December 31, 2001 was $0.00 on the 39,900,289 post-reverse split weighted-average shares issued and outstanding. The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2001 and 2000, respectively, the Company had working capital of approximately $1,900 and $ -0-, respectively.

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

As of December 31, 2001, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 9 - Officers and Directors

The directors and executive officers serving the Company are as follows:

   Name                            Age               Position Held and Tenure
   ----                            ---               ------------------------
Glenn Little                       48                   President, Director
Matthew Blair                      44             Secretary, Treasurer, Director

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


Item 10 - Executive Compensation

There was no compensation paid during the Fiscal year ended December 31, 2001.

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

                                                                 % of Class
   Name and address                   Number of Shares        Beneficially Owned

Glenn A. Little                          60,000,000                71.61%
211 West Wall
Midland, Texas 79701

Matthew Blair                                0                      0.00%
200 West Wall, Suite 104
Midland, Texas 79701

All Directors and                        60,000,000                71.61%
Executive Officers (2 persons)


Item 12 - Certain Relationships and Related Transactions

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


Item 13 - Exhibits and Reports on Form 8-K

Exhibits:

     3.01 Agreement and Plan of Reorganization
     3.02 Minutes  of a Special  Meeting  of  Shareholders  of  Boulder  Brewing
          Company
     3.03 Nevada Articles of Merger of Boulder Brewing Company into Boulder Acquisitions, Inc.
     3.04 Colorado Articles of Merger of Boulder Brewing Company and Boulder Acquisitions, Inc.
     3.05 Articles of Incorporation of Boulder Acquisitions, Inc.
     3.06 By-Laws of Boulder Acquisitions, Inc.

Reports on Form 8-K:
   None

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                      Boulder Acquisitions, Inc.

Dated: January 9, 2002                         By:      /s/ Glenn A. Little
       ---------------                            ------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                                    and Chief Accounting Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: January 9, 2002                         By:    /s/ Glenn A. Little
       ---------------                           -------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: January 9, 2002                           By:    /s/ Matthew Blair
       ---------------                             -----------------------------
                                                                   Matthew Blair
                                                                        Director

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                                    Contents


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 and 2000                                       F-3

   Statements of Operations
     for the years ended December 31, 2001 and 2000                         F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2001 and 2000                         F-5

   Statements of Cash Flows
     for the years ended December 31, 2001 and 2000                         F-6

   Notes to Financial Statements                                            F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Boulder Acquisitions, Inc.
   (formerly Boulder Brewing Company)

We have audited the accompanying balance sheets of Boulder Acquisitions, Inc. (formerly Boulder Brewing Company) (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Acquisitions, Inc. (formerly Boulder Brewing Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                   S. W. HATFIELD, CPA
Dallas, Texas
January 9, 2002


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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                                 Balance Sheets
                           December 31, 2001 and 2000


                                                   December 31,    December 31,
                                                        2001            2000
                                                   ------------    ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                        $      1,910    $       --
                                                   ------------    ------------

   Total current assets                                   1,910            --
                                                   ------------    ------------

Total Assets                                       $      1,910    $       --
                                                   ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                      $       --      $    116,740
                                                   ------------    ------------

   Total current liabilities                               --           116,740
                                                   ------------    ------------


Commitments and contingencies


Shareholders' equity (deficit)
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding                           --              --
   Common stock - $0.001 par value
     160,000,000 shares authorized
     83,790,700 and 23,790,700 shares
     issued and outstanding,  respectively               83,791          23,791
   Additional paid-in capital                         2,880,115       2,880,115
   Accumulated deficit                               (2,961,996)     (3,020,646)
                                                   ------------    ------------

   Total Shareholders' Equity (Deficit)                   1,910        (116,740)
                                                   ------------    ------------

   Total Liabilities and Shareholders' Equity      $      1,910    $       --
                                                   ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2001 and 2000


                                               Year ended      Year ended
                                              December 31,    December 31,
                                                   2001            2000
                                              ------------    ------------

Revenues                                      $       --      $       --
                                              ------------    ------------

Expenses
   General and administrative expenses              18,296            --
                                              ------------    ------------

     Total operating expenses                       18,296            --
                                              ------------    ------------

Income (Loss) from operations                      (18,296)           --

Other income
   Interest income                                     206            --
                                              ------------    ------------

Net Income (Loss) before Provision for
   Income Taxes and Extraordinary Item             (18,090)           --

Provision for income taxes                            --              --
                                              ------------    ------------

Net Income (Loss) before Extraordinary Item        (18,090)           --

Extraordinary Item
   Forgiveness of trade accounts payable
     at settlement, net of income taxes             76,740            --
                                              ------------    ------------

Net Income (Loss)                                   58,650            --

Other Comprehensive Income                            --              --
                                              ------------    ------------

Comprehensive Income (Loss)                   $     58,650    $       --
                                              ============    ============


Earnings per share of common stock
   outstanding computed on net income
   (loss), principally from discontinued
     operations - basic and fully diluted              nil             nil
                                              ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted        39,900,289      23,790,700
                                              ============    ============




The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2001 and 2000


                                       Common Stock               Additional
                                       ------------                paid-in      Accumulated
                                    Shares          Amount         capital        deficit          Total
                                 ------------    ------------    ------------   ------------    ------------
Balances at
   January 1, 2000 -
   as reported                    118,953,529    $    118,953    $  2,784,953   $ (3,020,646)   $   (116,740)

Effect of August 24, 2001
   1 for 5 reverse stock split    (95,162,829)        (95,162)         95,162           --              --
                                 ------------    ------------    ------------   ------------    ------------

Balances at
   January 1, 2000 -
   as restated                     23,790,700          23,791       2,880,115     (3,020,646)       (116,740)

Net loss for the year                    --              --              --             --              --
                                 ------------    ------------    ------------   ------------    ------------

Balances at
   December 31, 2000               23,790,700          23,791       2,880,115     (3,020,646)       (116,740)

Private placement of
   common stock                    60,000,000          60,000            --             --            60,000

Net income for the year                  --              --              --           58,650          58,650
                                 ------------    ------------    ------------   ------------    ------------

   December 31, 2001               83,790,700    $     83,791    $  2,880,115   $ (2,961,996)   $      1,910
                                 ============    ============    ============   ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                            Statements of Cash Flows
                     Years ended December 31, 2001 and 2000


                                                                          Year ended      Year ended
                                                                         December 31,    December 31,
                                                                              2001             2000
                                                                         ------------    -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                                     $     58,650    $        --
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement                    (76,740)            --
       Increase (Decrease) in Accounts payable - trade                        (40,000)            --
                                                                         ------------    -------------

Net cash used in operating activities                                         (58,090)            --
                                                                         ------------    -------------


Cash Flows from Investing Activities                                             --               --
                                                                         ------------    -------------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                             10,000             --
   Proceeds from loan from shareholder                                         50,000             --
                                                                         ------------    -------------

Net cash provided by financing activities                                      60,000             --
                                                                         ------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                                1,910             --

Cash and cash equivalents at beginning of period                                 --               --
                                                                         ------------    -------------

Cash and cash equivalents at end of period                               $      1,910    $        --
                                                                         ============    =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $       --      $        --
                                                                         ============    =============
   Income taxes paid (refunded)                                          $       --      $        --
                                                                         ============    =============

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $     50,000    $        --
                                                                         ============    =============


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

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

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2001  and  2000,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


Note F - Income Taxes

The components of income tax (benefit) expense for the year ended December 31, 2001 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of December 31, 2001, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the year ended December 31, 2001 and 2000, respectively, are as follows:

                                                            December 31,    December 31,
                                                                 2001           2000
                                                            ------------    -----------
Statutory rate applied to income before income taxes        $     19,941    $      --
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --             --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward        (19,941)          --
                                                            ------------    -----------

       Income tax expense                                   $       --      $      --
                                                            ============    ===========

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                                    December 31,    December 31,
                                                         2001            2000
                                                    ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards             $      6,200    $       --
       Less valuation allowance                           (6,200)           --
                                                    ------------    ------------

     Net Deferred Tax Asset                         $       --      $       --
                                                    ============    ============


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