Form 10QSB
period 2002-03-31
BOULDER ACQUISITIONS  INC
filed 2002-04-30
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly  Report Under Section 13 or 15(d) of The Securities Exchange
--------- Act of 1934

                  For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange --------- Act of 1934

                  For the transition period from ______________ to _____________



                         Commission File Number: 0-12536
                                                 -------

                           Boulder Acquisitions, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             84-0820212
--------------------------                          ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2002: 83,790,700
                                                  ------------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            10


Part II - Other Information

  Item 1 Legal Proceedings                                                    12

  Item 2 Changes in Securities                                                12

  Item 3 Defaults Upon Senior Securities                                      12

  Item 4 Submission of Matters to a Vote of Security Holders                  12

  Item 5 Other Information                                                    12

  Item 6 Exhibits and Reports on Form 8-K                                     12


Signatures                                                                    12

Item 1 - Part 1 - Financial Statements

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                      March 31,      March 31,
                                                         2002           2001
                                                     -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                          $     1,913    $    10,054
                                                     -----------    -----------

Total Assets                                         $     1,913    $    10,054
                                                     ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                          $      --      $      --
   Advances from controlling shareholder                    --           50,000
                                                     -----------    -----------

     Total liabilities                                      --           50,000
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding                            --             --
   Common stock - $0.001 par value
     160,000,000 shares authorized
     83,790,700 and 23,790,700 shares
     issued and outstanding, respectively                 83,791         23,791
   Additional paid-in capital                          2,880,115      2,880,115
   Accumulated deficit                                (2,961,993)    (2,943,952)
                                                     -----------    -----------

     Total shareholders' equity                            1,913        (39,946)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $     1,913    $    10,054
                                                     ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                                   Three months   Three months
                                                                       ended          ended
                                                                     March 31,      March 31,
                                                                        2002           2001
                                                                   ------------   ------------
Revenues                                                           $       --     $       --
                                                                   ------------   ------------

Expenses
   General and administrative expenses                                     --             --
                                                                   ------------   ------------

Income from Operations                                                     --             --
                                                                   ------------   ------------

Other income
   Interest income                                                            3             54
                                                                   ------------   ------------

Net Income before Extraordinary Item                                          3             54
                                                                   ------------   ------------

Extraordinary Item
   Forgiveness of trade accounts payable at settlement                     --           76,740
                                                                   ------------   ------------

Net Income                                                                    3         76,794

Other Comprehensive Income                                                 --             --
                                                                   ------------   ------------

Comprehensive Income                                               $          3   $     76,794
                                                                   ============   ============

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted
     From operations                                               $       0.00   $       0.00
     Extraordinary item                                                    0.00           0.00
                                                                   ------------   ------------
       Total                                                       $       0.00   $       0.00
                                                                   ============   ============

Weighted-average number of shares of common stock outstanding        83,790,700     23,790,000
                                                                   ============   ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                            Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                  2002           2001
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Income                                                $          3   $     76,794
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement           --          (76,740)
                                                                            -    -------
       Increase (Decrease) in Accounts payable - trade               --          (40,000)
                                                             ------------   ------------

Net cash used in operating activities                                   3        (39,946)
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                               --           50,000
                                                             ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                        3         10,054

Cash and cash equivalents at beginning of period                    1,910           --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $      1,913   $     10,054
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


Note F - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2002 and 2001, respectively, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                          2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of March 31, 2002, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months    Three months
                                                                ended           ended
                                                              March 31,       March 31,
                                                                 2002            2001
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $          1    $     25,915
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             (1)        (25,915)
                                                            ------------    ------------

       Income tax expense                                   $       --      $       --
                                                            ============    ============

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
     Deferred tax assets
       Net operating loss carryforwards                    $    --     $    --
       Less valuation allowance                                 --          --
                                                           ---------   ---------

     Net Deferred Tax Asset                                $    --     $    --
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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2002 and 2001
--------------------------------------

The Company had no revenue for the respective three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were approximately $ -0- and $-0-, respectively. The Company received interest income of approximately $3 and $54 during the first quarter of 2002 and 2001, respectively, as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable in the first quarter ended March 31, 2001, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the three months ended March 31, 2002 and 2001, respectively, was approximately $3 and $76,740. Earnings per share for the respective quarters ended March 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $1,913 and $(39,946).

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

Plan of Business
----------------

General
-------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

(1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


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

                                                      Boulder Acquisitions, Inc.

April    25   , 2002                                         /s/ Glenn A. Little
      --------                                        --------------------------
                                                                 Glenn A. Little
                                                          President and Director