Form 10QSB
period 2002-06-30
BOULDER ACQUISITIONS  INC
filed 2002-07-24
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

   X      Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
--------  Act of 1934


                  For the quarterly period ended June 30, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange -------- Act of 1934



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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 18, 2002: 83,790,700
                                          -------------------------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                 Form 10-QSB for the Quarter ended June 30, 2002

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


Item 1 - Part 1 - Financial Statements


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                                 Balance Sheets
                             June 30, 2002 and 2001

                                                     (Unaudited)

                                                          June 30,       June 30,
                                                            2002           2001
                                                        -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                             $     1,917    $     9,614
                                                        -----------    -----------

Total Assets                                            $     1,917    $     9,614
                                                        ===========    ===========


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Accounts payable - trade                             $      --      $      --
   Advances from controlling shareholder                       --           50,000
                                                        -----------    -----------

     Total Liabilities                                         --           50,000
                                                        -----------    -----------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding                               --             --
   Common stock - $0.001 par value
     160,000,000 shares authorized
     83,790,700 and 23,790,700 shares
     issued and outstanding, respectively                    83,791         23,791
   Additional paid-in capital                             2,880,115      2,880,115
   Accumulated deficit                                   (2,961,989)    (2,944,292)
                                                        -----------    -----------

     Total Shareholders' Equity (Deficit)                     1,917        (40,386)
                                                        -----------    -----------

Total Liabilities and Shareholders' Equity (Deficit)    $     1,913    $     9,614
                                                        ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2002 and 2001

                                   (Unaudited)


                                          Six months     Six months     Three months   Three months
                                             ended          ended           ended          ended
                                           June 30,       June 30,        June 30,       June 30,
                                              2002           2001            2002           2001
                                         ------------   ------------    ------------   ------------

Revenues                                 $       --     $       --      $       --     $       --
                                         ------------   ------------    ------------   ------------

Expenses
   General and administrative expenses           --              518            --              518
                                         ------------   ------------    ------------   ------------

Income from Operations                           --             (518)           --             (518)

Other income
   Interest income                                  7            132               4             78
                                         ------------   ------------    ------------   ------------

Net Income before Extraordinary Item                7           (386)              4           (440)
                                         ------------   ------------    ------------   ------------

Extraordinary Item
   Forgiveness of trade
     accounts payable at settlement              --           76,740            --             --
                                         ------------   ------------    ------------   ------------

Net Income                                          7         76,354               4           (440)

Other Comprehensive Income                       --             --              --             --
                                         ------------   ------------    ------------   ------------

Comprehensive Income                     $          7   $     76,354    $          4   $       (440)
                                         ============   ============    ============   ============

Loss per weighted-average
   share of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted
     From operations                     $       0.00   $       0.00    $       0.00   $       0.00
     Extraordinary item                          0.00           0.00            0.00           0.00
                                         ------------   ------------    ------------   ------------
       Total                             $       0.00   $       0.00    $       0.00   $       0.00
                                         ============   ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             83,790,700     23,790,000      83,790,700     23,790,000
                                         ============   ============    ============   ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                            Statements of Cash Flows
                    Six months ended March 31, 2002 and 2001

                                   (Unaudited)


                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
                                                                2002         2001
                                                             ----------   ----------

Cash Flows from Operating Activities
   Net Income                                                $        7   $   76,354
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement         --        (76,740)
       Increase (Decrease) in Accounts payable - trade             --        (40,000)
                                                             ----------   ----------

Net cash used in operating activities                                 7      (40,386)
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities
   Proceeds from loan from shareholder                             --         50,000
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                      7        9,614

Cash and cash equivalents at beginning of period                  1,910         --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $    1,917   $    9,614
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note B - Going Concern Uncertainty

The Company's management currently maintains the corporate status of the Company and provides all nominal working capital support.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Advances from Controlling Shareholder

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


Note F - Forgiveness of debt

In January 2001, the Company negotiated settlements to retire all outstanding trade accounts payable. The results of these negotiations resulted in a one-time non-cash gain on settlement of approximately $76,700.


Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,      une 30,
                                                            2002         2001
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

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


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended June 30,
2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                            Six months    Six months
                                                               ended         ended
                                                             June 30,      June 30,
                                                               2002          2001
                                                            ----------    ----------
Statutory rate applied to income before income taxes        $        2    $   25,960
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --            --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           (2)      (25,960)
                                                            ----------    ----------

       Income tax expense                                   $     --      $     --
                                                            ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                          March 31,    March 31,
                                                            2002         2001
                                                         ----------   ----------
     Deferred tax assets
       Net operating loss carryforwards                  $     --     $     --
       Less valuation allowance                                --           --
                                                         ----------   ----------

     Net Deferred Tax Asset                              $     --     $     --
                                                         ==========   ==========


Note H - Common Stock Transactions

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2002 and 2001
-------------------------------------

The Company had no operating revenues for the respective six month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $ -0- and $518, respectively. The Company received interest income of approximately $7 and $132 during the first six months of 2002 and 2001, respectively, as a result of invested working capital funds.
Additionally, due to the negotiated settlement of delinquent trade accounts payable in the first quarter ended March 31, 2001, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the six months ended June 30, 2002 and 2001, respectively, was approximately $7 and $76,354. Earnings per share for the respective quarters ended March 31, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $1,917 and $(40,346).

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


Part II - Other Information

Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults on Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended June 30, 2002.

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K
     Exhibits - None
     Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Boulder Acquisitions, Inc.

July    18   , 2002                                         /s/ Glenn A. Little.
     --------                                             ----------------------
                                                                 Glenn A. Little
                                                          President and Director