Form 10QSB
period 2002-09-30
BOULDER ACQUISITIONS  INC
filed 2002-10-18
CIK 721693

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934



                  For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the transition period from ______________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 16, 2002: 83,790,700
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   14


Item 1 - Part 1 - Financial Statements

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                              September 30,    September 30,
                                                                    2001             2000
                                                              -------------    -------------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                   $       1,922    $       1,902
                                                              -------------    -------------

Total Assets                                                  $       1,922    $       1,902
                                                              =============    =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                   $        --      $        --
                                                              -------------    -------------

     Total liabilities                                                 --
                                                              -------------    -------------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     160,000,000 shares authorized
     83,790,700 shares issued and outstanding, respectively          83,791           83,791
   Additional paid-in capital                                     2,880,115        2,880,115
   Accumulated deficit                                           (2,961,984)      (2,962,004)
                                                              -------------    -------------

     Total shareholders' equity                                       1,922            1,902
                                                              -------------    -------------

Total Liabilities and Shareholders' Equity                    $       1,922    $       1,902
                                                              =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                          Nine months     Nine months     Three months    Three months
                                             ended           ended            ended           ended
                                         September 30,   September 30,    September 30,   September 30,
                                               2002            2001             2002            2001
                                         -------------   -------------    -------------   -------------

Revenues                                 $        --     $        --      $        --     $        --
                                         -------------   -------------    -------------   -------------

Expenses
   General and administrative expenses            --            18,296             --            17,778
                                         -------------   -------------    -------------   -------------

Loss from operations                              --           (18,296)            --           (17,778)

Other income
   Interest income                                  12             198                5              66
                                         -------------   -------------    -------------   -------------

Net Income (Loss)
    before Extraordinary Item                       12         (18,098)               5         (17,712)
                                         -------------   -------------    -------------   -------------

Extraordinary Item
   Forgiveness of trade accounts
     payable at settlement                        --            76,740             --              --
                                         -------------   -------------    -------------   -------------

Net Income (Loss)                                   12          58,642                5         (17,712)

Other Comprehensive Income                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Comprehensive Income (Loss)              $          12   $      58,642    $           5   $     (17,712)
                                         -------------   -------------    -------------   -------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                               nil             nil              nil             nil
                                         =============   =============    =============   =============

Weighted-average number of shares
   of common stock outstanding              83,790,700      25,109,381       83,790,700      27,703,743
                                         =============   =============    =============   =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                                          Nine months     Nine months
                                                                             ended           ended
                                                                         September 30,   September 30,
                                                                               2002            2001
                                                                         -------------   -------------

Cash Flows from Operating Activities
   Net Income                                                            $          12   $      58,642
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement                        --           (76,740)
       Increase (Decrease) in Accounts payable - trade                            --           (40,000)
                                                                         -------------   -------------

Net cash used in operating activities                                               12         (58,098)
                                                                         -------------   -------------


Cash Flows from Investing Activities                                              --              --
                                                                         -------------   -------------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                                --            10,000
   Proceeds from loan from shareholder                                            --            50,000
                                                                         -------------   -------------

Net cash provided by financing activities                                         --            60,000
                                                                         -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                                  --             1,902

Cash and cash equivalents at beginning of period                                 1,910            --
                                                                         -------------   -------------

Cash and cash equivalents at end of period                               $       1,922   $       1,902
                                                                         =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $        --     $        --
                                                                         =============   =============
   Income taxes paid (refunded)                                          $        --     $        --
                                                                         =============   =============

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of loan from shareholder to common stock                   $        --     $      50,000
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


Note B - Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

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


Note C - Going Concern Uncertainty

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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2002  and  2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note F - Advances from Controlling Shareholder

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


Note G - Forgiveness of debt

In January 2001, the Company negotiated settlements to retire all outstanding trade accounts payable. The results of these negotiations resulted in a one-time non-cash gain on settlement of approximately $76,700.


Note H - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2002 and 2001, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2002, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                                            September 30,    September 30,
                                                                  2002             2001
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $           4    $      19,938
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward              (4)         (19,938)
                                                            -------------    -------------

       Income tax expense                                   $        --      $        --
                                                            =============    =============

                           Boulder Acquisitions, Inc.
                       (formerly Boulder Brewing Company)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       6,216    $       6,221
       Less valuation allowance                         (6,216)          (6,221)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============


Note I - Common Stock Transactions

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended September 30, 2002 and 2001
------------------------------------------

The Company had no operating revenues for the respective nine month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $ -0- and $18,296, respectively. The Company received interest income of approximately $12 and $198 during the first nine months of 2002 and 2001, respectively, as a result of invested working capital funds. Additionally, due to the negotiated settlement of delinquent trade accounts payable in the first quarter ended March 31, 2001, the Company experienced a one-time, non-cash gain on settlement of approximately $76,740. Net income for the nine months ended September 30, 2002 and 2001, respectively, was approximately $12 and $58,642. Earnings per share for the respective quarters ended September 30, 2002 and 2001 was $0.00 and $0.00 on the weighted-average post-reverse split shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2002 and 2001, respectively, the Company had working capital of approximately $1,922 and $1,902.

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the quarterly period ended September 30, 2002.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Boulder Acquisitions, Inc.


Dated: October 16, 2002                              /s/ Glenn A. Little.
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director