Form 10KSB/A
period 2001-12-31
BOULDER ACQUISITIONS  INC
filed 2002-10-24
CIK 721693

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                 Form 10 - KSB/A
                                 Amendment No. 1


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


Item 4 - Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on August 24, 2001. The following items were presented for a vote of the shareholders:

1)   Election of Directors

       Glenn A. Little    For: 67,493,253  Against: 0         Abstain: 0
       Matthew Blair      For: 67,493,253  Against: 0         Abstain: 0
       Michael Lawrence   For: 67,428,253  Against: 65,000    Abstain: 0

2)   Appointment of S. W. Hatfield, CPA as Independent Auditor for the Company

                          For: 67,055,153  Against: 95,000    Abstain: 343,100

3) Approval of a 1:5 reverse split of the issued and outstanding common stock of the Company

                          For: 64,063,915  Against: 1,822,500 Abstain: 1,606,878

4)   Change the venue of incorporation from Colorado to Nevada

                          For: 64,145,928  Against: 789,750   Abstain: 2,557,575
PART II

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


Dividend policy
---------------

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

                                                      Boulder Acquisitions, Inc.

Dated: October 23, 2002                        By:      /s/ Glenn A. Little
       ----------------                           ------------------------------
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


Dated: October 23, 2002                        By:    /s/ Glenn A. Little
       ----------------                          -------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: October 23, 2002                           By:    /s/ Matthew Blair
       ----------------                            -----------------------------
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