Form 10QSB
period 2003-06-30
BOULDER ACQUISITIONS  INC
filed 2003-07-29
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended June 30, 2003

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-12536
                                                 -------

                           Boulder Acquisitions, Inc.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 90-0093373
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (915) 682-1761
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2003: 558,604

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Boulder Acquisitions, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           13

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  14


Signatures                                                                   14

Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002          15


Part I
Item 1 - Financial Statements


                           Boulder Acquisitions, Inc.
                                 Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                             June 30, 2003    June 30, 2002
                                                             -------------    -------------

                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $       1,931    $       1,917
                                                             -------------    -------------

Total Assets                                                 $       1,931    $       1,917
                                                             =============    =============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $        --      $        --
   Advances from controlling shareholder                              --               --
                                                             -------------    -------------

     Total liabilities                                                --               --
                                                             -------------    -------------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     558,604 shares issued and outstanding, respectively               559              559
   Additional paid-in capital                                    2,963,347        2,963,347
   Accumulated deficit                                          (2,961,975)      (2,961,989)
                                                             -------------    -------------

     Total shareholders' equity                                      1,931            1,917
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $       1,931    $       1,917
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


                           Boulder Acquisitions, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                            Six months      Six months      Three months    Three months
                                               ended           ended           ended           ended
                                           June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                           -------------   -------------   -------------   -------------

Revenues                                   $        --     $        --     $        --     $        --
                                           -------------   -------------   -------------   -------------

Expenses
   General and administrative expenses              --              --              --              --
                                           -------------   -------------   -------------   -------------

Income from Operations                              --              --              --              --
                                           -------------   -------------   -------------   -------------

Other income
   Interest income                                     4               7               3               4
                                           -------------   -------------   -------------   -------------

Income before Provision for Income Taxes               4               7               3               4

Provision for Income Taxes                          --              --              --              --
                                           -------------   -------------   -------------   -------------

Net Income                                             4               7               3               4

Other Comprehensive Income                          --              --              --              --
                                           -------------   -------------   -------------   -------------

Comprehensive Income                       $           4   $           7   $           3   $           4
                                           =============   =============   =============   =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                           nil             nil             nil             nil
                                           =============   =============   =============   =============

Weighted-average number of
   shares of common stock outstanding            558,604         558,604         558,604         558,604
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


                           Boulder Acquisitions, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                               Six months      Six months
                                                                 ended           ended
                                                             June 30, 2003   June 30, 2002
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Income                                                $           4   $           7
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --              --
                                                             -------------   -------------

Net cash used in operating activities                                    4               7
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                         4               7

Cash and cash equivalents at beginning of period                     1,927           1,910
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $       1,931   $       1,917
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Boulder Acquisitions, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


                (Remainder of this page left blank intentionally)

                           Boulder Acquisitions, Inc.

Note F -Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2003   June 30, 2002
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
                                                   =============   =============

As of June 30, 2003, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the six months ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months      Six months
                                                                ended           ended
                                                            June 30, 2003   June 30, 2002
                                                            -------------   -------------

Statutory rate applied to income before income taxes        $           1   $           2
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward              (1)             (2)
                                                            -------------   -------------

       Income tax expense                                   $        --     $        --
                                                            =============   =============

                           Boulder Acquisitions, Inc.

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       6,200    $       6,200
       Less valuation allowance                         (6,200)          (6,200)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the six months ended June 30, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $-0- and $-0-, respectively.


Note G - Common Stock Transactions

During the second quarter of 2003, the Company's Board of Directors unanimously adopted a resolution seeking shareholder approval to grant the Board of Directors authority to amend the Company's Articles of Incorporation (the "Articles") to effect a reverse stock split of the then issued and outstanding common stock. Holders of a majority of our common stock approved the Boards' recommendation of amending the Articles to effect a one-for- 150 reverse stock split by consent in lieu of Special Meeting on April 30, 2003.

The reverse stock split, effected on or about June 10, 2003, did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder will hold the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split.

No scrip or fractional certificates were issued in connection with the reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through June 30, 2003 or subsequent thereto.

This action caused the issued and outstanding shares to decrease from 83,790,700 to 558,604. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.



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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended June 30, 2003 and 2002
-------------------------------------

The Company had no revenue for the respective six or three month periods ended June 30, 2003 and 2002, respectively.

General and administrative expenses for the six and three months ended June 30, 2003 and 2002 were approximately $-0-, $-0-, $ -0- and $-0-, respectively. The Company received interest income of approximately $4 and $7 during the first six months of Fiscal 2003 and 2002, respectively, as a result of invested working capital funds. Net income for the six months ended June 30, 2003 and 2002, respectively, was approximately $4 and $7. Earnings per share for the respective six month periods ended June 30, 2003 and 2003 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2003 and 2002, respectively, the Company had working capital of approximately $1,931 and $1,917.

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


Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

During the second quarter of 2003, the Company's Board of Directors unanimously adopted a resolution seeking shareholder approval to grant the Board of Directors authority to amend the Company's Articles of Incorporation (the "Articles") to effect a reverse stock split of the then issued and outstanding common stock. Holders of a majority of our common stock approved the Boards' recommendation of amending the Articles to effect a one-for- 150 reverse stock split by consent in lieu of Special Meeting on April 30, 2003.

The reverse stock split, effected on or about June 10, 2003, did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder will hold the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split.

No scrip or fractional certificates were issued in connection with the reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through June 30, 2003 or subsequent thereto.

This action caused the issued and outstanding shares to decrease from 83,790,700 to 558,604. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

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

                                                      Boulder Acquisitions, Inc.

Dated: July 23, 2003                               /s/ Glenn A. Little.
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

       Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Boulder Acquisitions, Inc. (Registrant) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Glenn A. Little, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, that:

1)   I  have  reviewed  this   Quarterly   Report  on  Form  10-QSB  of  Boulder
     Acquisitions, Inc. for the quarter ended June 30, 2003.

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


/s/ Glenn A. Little                                         Dated: July 23, 2003
-------------------                                                -------------
Glenn A. Little
Chief Executive Officer and
Chief Financial Officer