Form 10QSB
period 2003-09-30
BOULDER ACQUISITIONS  INC
filed 2003-10-27
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended September 30, 2003

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

                                 (432) 682-1761
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 17, 2003: 558,604
                                          -------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X

                           Boulder Acquisitions, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

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


Part I
Item 1 - Financial Statements


                           Boulder Acquisitions, Inc.
                                 Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------
                                     Assets
Assets
   Cash on hand and in bank                                  $       1,931    $       1,922
                                                             -------------    -------------

Total Assets                                                 $       1,931    $       1,922
                                                             =============    =============


                      Liabilities and Shareholders' Equity

 Liabilities
   Accounts payable - trade                                  $        --      $        --
   Advances from controlling shareholder                              --               --
                                                             -------------    -------------

     Total liabilities                                                --               --
                                                             -------------    -------------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     558,604 shares issued and outstanding, respectively               559              559
   Additional paid-in capital                                    2,963,347        2,963,347
   Accumulated deficit                                          (2,961,975)      (2,961,984)
                                                             -------------    -------------

     Total shareholders' equity                                      1,931            1,922
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $       1,931    $       1,917
                                                             =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                           Boulder Acquisitions, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                             Nine months    Nine months    Three months    Three months
                                               ended           ended           ended           ended
                                           September 30,   September 30,   September 30,   September 30,
                                                2003            2002            2003            2002
                                           -------------   -------------   -------------   -------------

Revenues                                   $        --     $        --     $        --     $        --
                                           -------------   -------------   -------------   -------------

Expenses
   General and administrative expenses              --              --              --              --
                                           -------------   -------------   -------------   -------------

Income from Operations                              --              --              --              --
                                           -------------   -------------   -------------   -------------

Other income
   Interest income                                     4              12            --                 5
                                           -------------   -------------   -------------   -------------

Income before Provision for Income Taxes               4              12            --                 5

Provision for Income Taxes                          --              --              --              --
                                           -------------   -------------   -------------   -------------

Net Income                                             4              12            --                 5

Other Comprehensive Income                          --              --              --              --
                                           -------------   -------------   -------------   -------------

Comprehensive Income                       $           4   $          12   $        --     $           5
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


                           Boulder Acquisitions, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                  2003            2002
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Income                                                $           4   $          12
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --              --
                                                             -------------   -------------

Net cash used in operating activities                                    4              12
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                         4              12

Cash and cash equivalents at beginning of period                     1,927           1,910
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $       1,931   $       1,922
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Boulder Acquisitions, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------------------

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.  As  of  September  30,  2003  and  2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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




                (Remainder of this page left blank intentionally)

                           Boulder Acquisitions, Inc.

Note F -Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

                                                  Nine months     Nine months
                                                      ended           ended
                                                  September 30,   September 30,
                                                       2003            2002
                                                  -------------   -------------
     Federal:
       Current                                    $        --     $        --
       Deferred                                            --              --
                                                  -------------   -------------
                                                           --              --
                                                  -------------   -------------
     State:
       Current                                             --              --
       Deferred                                            --              --
                                                  -------------   -------------
                                                           --              --
                                                  -------------   -------------

       Total                                      $        --     $        --
                                                  =============   =============

As of September 30, 2003, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the nine months ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                 2003             2002
                                                            -------------    -------------

Statutory rate applied to income before income taxes        $          1     $           4
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward              (1)              (4)
                                                            -------------    -------------

       Income tax expense                                   $        --      $        --
                                                            =============    =============

                           Boulder Acquisitions, Inc.

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       6,200    $       6,200
       Less valuation allowance                         (6,200)          (6,200)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the nine months ended  September  30, 2003 and 2002,  the reserve for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.


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

No scrip or fractional certificates were issued in connection with the reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through September 30, 2003 or subsequent thereto.

This action caused the issued and outstanding shares to decrease from 83,790,700 to 558,604. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.



                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(3)  Caution Regarding Forward-Looking Information

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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended September 30, 2003 and 2002

The Company had no revenue for the respective nine or three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses for the nine and three months ended September 30, 2003 and 2002 were approximately $-0-, $-0-, $ -0- and $-0-, respectively. The Company received interest income of approximately $4 and $7 during the first nine months of Fiscal 2003 and 2002, respectively, as a result of invested working capital funds. Net income for the nine months ended September 30, 2003 and 2002, respectively, was approximately $4 and $7. Earnings per share for the respective nine month periods ended September 30, 2003 and 2003 was $0.00 and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2003 and 2002, respectively, the Company had working capital of approximately $1,931 and $1,922.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Boulder Acquisitions, Inc.

Dated: October 17, 2003                              /s/ Glenn A. Little.
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director