Form 10KSB
period 2003-12-31
BOULDER ACQUISITIONS  INC
filed 2004-02-02
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------


(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2003

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


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of January 14, 2003 was approximately $33,306.84.

As of January 14, 2003, there were 558,604 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           Boulder Acquisitions, Inc.

                                Index to Contents

                                                                            Page
                                                                            ----
Part I

Item 1     Description of Business                                            3
Item 2     Description of Property                                           13
Item 3     Legal Proceedings                                                 13
Item 4     Submission of Matters to a Vote of Security Holders               13

Part II

Item 5     Market for Company's Equity and Related Stockholder Matters       13
Item 6     Management's Discussion and Analysis or Plan of Operation         15
Item 7     Financial Statements                                              F-1
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                        19
Item 8A       Controls and Procedures                                        19

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              19
Item 10    Executive Compensation                                            21
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                21
Item 12    Certain Relationships and Related Transactions                    21
Item 13    Exhibits and Reports on 8-K                                       21

Signatures                                                                   22

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


                                     PART I

Item 1 - Description of Business

Boulder Brewing Company (Company) was incorporated in May 8, 1980 and operated as a microbrewery of various beers. In 1983, the Company filed a Form S-18 Registration Statement (SEC File Number 2-84351-D) and, in 1987, a Form S-1 Registration Statement (SEC File Number 33-16287).

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

The Company's equity securities are traded under the symbol "BOUL" on the NASDAQ Electronic Bulletin Board. As such, the Company may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

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

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     o    The  extent to which  the  business  opportunity  can be  advanced;
     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     o Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

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

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute penny stocks within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

No Operating History. The Company has no current or meaningful operating history, revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

No Public Market Exists. While the Company's equity securities are listed for trading on the NASDAQ Electronic Bulletin Board under the trading symbol "BOUL", there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.

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

Rule 144 Sales. Of the 558,604 presently outstanding shares of the Company's stock, 400,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current owners have held 100.0% of the total issued and outstanding shares of the common stock of the Company thereof for a period of more than two years. Accordingly, such shares are currently available for resale in accordance with the provisions of Rule 144.

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

Reverse Stock Splits

During the August 24, 2001 Special Meeting of  Shareholders,  a one (1) for five
(5) reverse stock split on the issued and outstanding shares of common stock was approved. This action was subsequently enacted by the Company's Board of Directors and caused the issued and outstanding shares to decrease from 118,953,529 to 23,790,700.

During the second quarter of 2003, the Company's Board of Directors unanimously adopted a resolution seeking shareholder approval to grant the Board of Directors authority to amend the Company's Articles of Incorporation (the "Articles") to effect a reverse stock split of the then issued and outstanding common stock. Holders of a majority of our common stock approved the Boards' recommendation of amending the Articles to effect a one-for-150 reverse stock split by consent in lieu of Special Meeting on April 30, 2003.

This reverse stock split, effected on or about June 10, 2003, did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder will hold the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split.

No scrip or fractional certificates were issued in connection with the June 10, 2003 reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through December 31, 2003 or subsequent thereto.

This action caused the issued and outstanding shares to decrease from 83,790,700 to 558,604.

The effect of both of these actions are reflected in our accompanying financial statements as of the first day of the first period presented.

Market for Trading

As of January 12, 2003, there were 558,604 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 3,033 shareholders of record.

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Boulder Acquisitions, Inc. in October 2001 and the Company was issued its trading symbol "BOUL". The Company's first posted trade was conducted on October 23, 2001. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc., as adjusted for the one for 150 reverse stock split in June 2003, are as follows:

                                                     High               Low
                                                 ------------      -------------

     Fourth quarter 2001                             $3.75             $1.20

     First quarter 2002                              $1.50             $1.50
     Second quarter 2002                             $1.50             $1.50
     Third quarter 2002                              $1.50             $0.15
     Fourth quarter 2002                             $1.50             $0.15

     First quarter 2003                              $0.15             $0.15
     Second quarter 2003                             $0.75             $0.15
     Third quarter 2003                              $0.21             $0.21
     Fourth quarter 2003                             $0.21             $0.21

Common Stock

The Company's Articles of Incorporation authorize the issuance of 160,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non- assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Preferred Stock

The Company's Articles of Incorporation authorize the issuance of 30,000,000 shares of $0.001 par value Preferred Stock. As of December 31, 2003 and through the date of this filing, the Company has no shares of Preferred Stock issued and outstanding.

Transfer Agent

Our independent stock transfer agent is United Stock Transfer, Inc. located in Englewood, Colorado. Their address and telephone number is: 3615 South Huron St., # 104; Englewood CO 80110; (303) 783-9055.

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

Results of Operations

The Company had no operating revenue during the years ended December 31, 2003 and 2002, respectively.

General and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $-0- and $-0-, respectively. The Company received interest income of approximately $5 and $17 during 2003 and 2002, respectively, as a result of invested working capital funds. Net income for the years ended December 31, 2003 and 2002 was approximately $5 and $17. Earnings per share for the years ended December 31, 2003 and 2002 was $0.00 and $0.00 on the respective weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2003 and 2002, respectively, the Company had working capital of approximately $1,900, respectively.

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

As of December 31, 2003, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


Item 8A - Controls and Procedures

As of December 31, 2003, evaluation of the effectiveness of the design and operation of Boulder Acqusitions, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

         Name               Age                   Position Held and Tenure
         ----               ---                   ------------------------

     Glenn Little           50              President, Chief Executive Officer
                                            Chief Financial Officer and Director
     Matthew Blair          48              Secretary, Treasurer and Director

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

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer and director of other inactive public corporations having the same business purpose as the Company.

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

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 10 - Executive Compensation

There was no executive compensation paid during either of the years ended December 31, 2003 and 2002, respectively.

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


Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.
                                                                  % of Class
     Name and address               Number of Shares          Beneficially Owned
     ----------------               ----------------          ------------------

Glenn A. Little                          400,000                     71.61%
211 West Wall
Midland, Texas 79701

Matthew Blair                                  0                      0.00%
200 West Wall, Suite 104
Midland, Texas 79701

All Directors and                        400,000                     71.61%
Executive Officers (2 persons)


Item 12 - Certain Relationships and Related Transactions

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. This address is maintained and controlled by Glenn A. Little, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits
--------

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

None

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                      Boulder Acquisitions, Inc.


Dated: January 12, 2004                       By:     /s/ Glenn A. Little
       ----------------                          -------------------------------
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


Dated: January 12, 2004                       By:     /s/ Glenn A. Little
       ----------------                          -------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director


Dated: January 12, 2004                       By:     /s/ Matthew Blair
       ----------------                          -------------------------------
                                                                   Matthew Blair
                                                                        Director

                           Boulder Acquisitions, Inc.

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2003 and 2002                                        F-3

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 2003 and 2002                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2003 and 2002                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2003 and 2002                          F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Boulder Acquisitions, Inc.

We have audited the accompanying balance sheets of Boulder Acquisitions, Inc. (a Nevada corporation) as of December 31, 2003 and 2002 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boulder Acquisitions, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                    S. W. HATFIELD, CPA
Dallas, Texas
January 12, 2004


                           Boulder Acquisitions, Inc.
                                 Balance Sheets
                           December 31, 2003 and 2002


                                                             December 31,    December 31,
                                                                 2003            2002
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $      1,932    $      1,927
                                                             ------------    ------------

   Total Current Assets                                             1,932           1,927
                                                             ------------    ------------

Total Assets                                                 $      1,932    $      1,927
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                $       --      $       --
                                                             ------------    ------------

   Total Current Liabilities                                         --              --
                                                             ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Preferred stock - $0.001 par value
     30,000,000 shares authorized
     None issued and outstanding                                     --              --
   Common stock - $0.001 par value
     160,000,000 shares authorized
     558,604 shares issued and outstanding, respectively              559             559
   Additional paid-in capital                                   2,963,347       2,963,347
   Accumulated deficit                                         (2,961,974)     (2,961,979)
                                                             ------------    ------------

   Total Shareholders' Equity                                       1,932           1,927
                                                             ------------    ------------

   Total Liabilities and Shareholders' Equity                $      1,932    $      1,927
                                                             ============    ============




























The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                           Boulder Acquisitions, Inc.
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2003 and 2002


                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------

Revenues                                             $       --     $       --
                                                     ------------   ------------

Expenses
   General and administrative expenses                       --             --
                                                     ------------   ------------

     Total operating expenses                                --             --
                                                     ------------   ------------

Income (Loss) from operations                                --             --

Other income
   Interest income                                              5             17
                                                     ------------   ------------

Net Income (Loss) before Provision for
   Income Taxes and Extraordinary Item                          5             17

Provision for income taxes                                   --             --
                                                     ------------   ------------

Net Income (Loss) before Extraordinary Item                     5             17
Extraordinary Item
   Forgiveness of trade accounts payable
     at settlement, net of income taxes                      --             --
                                                     ------------   ------------

Net Income                                                      5             17

Other Comprehensive Income                                   --             --
                                                     ------------   ------------

Comprehensive Income                                 $          5   $         17
                                                     ============   ============


Earnings per share of common stock
   outstanding computed on net income
   (loss), principally from discontinued
     operations - basic and fully diluted                     nil            nil
                                                     ============   ============

Weighted-average number of shares
   outstanding - basic and fully diluted                  558,604        558,604
                                                     ============   ============












The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                           Boulder Acquisitions, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2003 and 2002



                                   Common Stock            Additional
                                   ------------              paid-in     Accumulated
                               Shares         Amount         capital       deficit         Total
                             -----------    -----------    -----------   -----------    -----------
Balances at
   January 1, 2002,
   as originally presented    83,790,700    $    83,791    $ 2,880,115   $(2,961,996)   $     1,910

Effect of June 10, 2003
   1 for 150 reverse
   stock split               (83,232,096)       (83,232)        83,232          --             --
                             -----------    -----------    -----------   -----------    -----------

Balances at
   January 1, 2002,
   as restated                   558,604            559      2,963,347    (2,961,996)         1,910

Net income for the year             --             --             --              17             17
                             -----------    -----------    -----------   -----------    -----------

Balances at
   December 31, 2002             558,604            559      2,963,347    (2,961,979)         1,927

Net income for the year             --             --             --               5              5
                             -----------    -----------    -----------   -----------    -----------
Balances at
   December 31, 2003             558,604    $       559    $ 2,963,347   $(2,961,974)   $     1,932
                             ===========    ===========    ===========   ===========    ===========





























The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                           Boulder Acquisitions, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2003 and 2002


                                                              Year ended     Year ended
                                                             December 31,   December 31,
                                                                 2003           2002
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Income                                                $          5   $         17
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Forgiveness of trade accounts payable at settlement           --             --
       Increase (Decrease) in Accounts payable - trade               --             --
                                                             ------------   ------------

Net cash used in operating activities                                   5             17
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                   --             --
   Proceeds from loan from shareholder                               --             --
                                                             ------------   ------------

Net cash provided by financing activities                            --             --
                                                             ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents                        5             17

Cash and cash equivalents at beginning of period                    1,927          1,910
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $      1,932   $      1,927
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Boulder Acquisitions, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------------------

     As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  December  31,  2003  and  2002,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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





               (Remainder of this page left blank intentionall/y)


                           Boulder Acquisitions, Inc.

                    Notes to Financial Statements - Continued


Note F -Income Taxes

The  components  of income tax  (benefit)  expense  for each of the years  ended
December 31, 2003 and 2002, respectively, are as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
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
                                                     ============   ============

As of December 31, 2003, as a result of a January 2001 change in control, the Company has a net operating loss carryforward of approximately $18,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Year ended      Year ended
                                                            December 31,    December 31,
                                                                2003            2002
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $          2    $          6
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             (2)             (6)
                                                            ------------    ------------

       Income tax expense                                   $       --      $         --
                                                            ============    ============

                           Boulder Acquisitions, Inc.

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $      6,200    $      6,200
       Less valuation allowance                          (6,200)         (6,200)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During each of the years ended  December 31, 2003 and 2002,  the reserve for the
deferred   current  tax  asset  increased  by   approximately   $-0-  and  $-0-,
respectively.


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

The reverse stock split, effected on or about June 10, 2003, did not change the number of authorized shares of common stock or the par value of the Company's common stock. Except for any changes as a result of the treatment of fractional shares, each shareholder holds the same percentage of common stock outstanding immediately following the reverse stock split as such shareholder did immediately prior to the reverse stock split.

No scrip or fractional certificates were issued in connection with the reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through December 31, 2003 or subsequent thereto.

This action caused the issued and outstanding shares to decrease from 83,790,700 to 558,604. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.




                (Remainder of this page left blank intentionally)