Form 10QSB
period 2004-03-31
BOULDER ACQUISITIONS  INC
filed 2004-04-30
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


           For the quarterly period ended March 31, 2004

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


           For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-12536
                                                 -------

                           Boulder Acquisitions, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               90-0093373
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)


                  211 West Wall Street, Midland, TX 79701-4556
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 29, 2004: 1,102,956

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Boulder Acquisitions, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         13

  Item 3   Controls and Procedures                                           15

Part II - Other Information

  Item 1   Legal Proceedings                                                 15

  Item 2   Changes in Securities                                             15

  Item 3   Defaults Upon Senior Securities                                   16

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 16

  Item 6   Exhibits and Reports on Form 8-K                                  17


Signatures                                                                   17


Part I
Item 1 - Financial Statements


                           Boulder Acquisitions, Inc.
                                 Balance Sheets
                             March 31, 2004 and 2003

                                   (Unaudited)

                                                              March 31,      March 31,
                                                                2004           2003
                                                             -----------    -----------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $   302,096    $     1,931
                                                             -----------    -----------

Total Assets                                                 $   302,096    $     1,931
                                                             ===========    ===========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $      --      $      --
                                                             -----------    -----------

     Total liabilities                                              --             --
                                                             -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,102,956 and 277,956 shares
       issued and outstanding, respectively                        1,103            278
   Additional paid-in capital                                  3,292,803      2,963,628
   Accumulated deficit                                        (2,991,810)    (2,961,975)
                                                             -----------    -----------

     Total shareholders' equity                                  302,096          1,931
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $   302,096    $     1,931
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

                           Boulder Acquisitions, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                    Three months    Three months
                                                        ended           ended
                                                      March 31,       March 31,
                                                        2004            2003
                                                    ------------    ------------

Revenues                                            $       --      $       --
                                                    ------------    ------------

Expenses
   General and administrative expenses
     Consulting fees paid to related party                30,000            --
                                                    ------------    ------------

Loss from Operations                                     (30,000)           --

Other income
   Interest income                                           164               4
                                                    ------------    ------------

Income (Loss) before
   provision for income taxes                            (29,836)              4

Provision for Income Taxes                                  --              --
                                                    ------------    ------------

Net Income (Loss)                                        (29,836)              4

Other Comprehensive Income                                  --              --
                                                    ------------    ------------

Comprehensive Income (Loss)                         $    (29,836)   $          4
                                                    ============    ============

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic and fully diluted   $      (0.05)            nil
                                                    ============    ============

Weighted-average number of shares
   of common stock outstanding                           647,187         277,956
                                                    ============    ============









   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Boulder Acquisitions, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended           ended
                                                               March 31,       March 31,
                                                                 2004            2003
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Income (Loss)                                         $    (29,836)   $          4
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                  --              --
       Consulting fees paid with common stock                      30,000            --
                                                             ------------    ------------

Net cash used in operating activities                                 164               4
                                                             ------------    ------------


Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                             300,000            --
                                                             ------------    ------------

Net cash provided by financing activities                         300,000            --
                                                             ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                  300,164               4

Cash and cash equivalents at beginning of period                    1,932           1,927
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    302,096    $      1,931
                                                             ============    ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                           Boulder Acquisitions, Inc.

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.


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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant shareholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant shareholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant shareholders to provide additional future funding.


Note D - Related Party Transaction

On February 23, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by the Company's former controlling shareholder, officer and director, $30,000 in consulting fees related to a February 23, 2004 change in control transaction. In the formalization of this obligation, the Company issued a $30,000 non-interest bearing promissory note maturing on February 23, 2005. Concurrent with the change in control, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 150,000 shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note.

                           Boulder Acquisitions, Inc.

Note E - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     The following common stock equivalents were excluded from the calculation of diluted loss per share since their effect would have been anti-dilutive:

                                                           March 31,   March 31,
                                                              2004        2003
                                                           ---------   ---------

     February 2004 Warrants                                  200,000        --
                                                           =========   =========


Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                           Boulder Acquisitions, Inc.

Note F - Fair Value of Financial Instruments - Continued

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


Note G -Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2004 and 2003, respectively, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of March 31, 2004, as a result of a February 2004 change in control, the Company has a limited net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)


                           Boulder Acquisitions, Inc.

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Three months    Three months
                                                            ended           ended
                                                          March 31,       March 31,
                                                            2004            2003
                                                        ------------    ------------
Statutory rate applied to
   income (loss) before income taxes                    $    (10,000)   $          1
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --              --
     Other, including graduated tax brackets, reserve
       for deferred tax asset and application of net
       operating loss carryforward                            10,000              (1)
                                                        ------------    ------------

       Income tax expense                               $       --      $       --
                                                        ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                          March 31,   March 31,
                                                             2004        2003
                                                          ---------   ---------
     Deferred tax assets
       Net operating loss carryforwards                   $    --     $   6,200
       Less valuation allowance                                --        (6,200)
                                                          ---------   ---------

     Net Deferred Tax Asset                               $    --     $    --
                                                          =========   =========

During  each of the three  month  periods  ended  March 31,  2004 and 2003,  the
reserve  for  the  deferred   current  tax  asset   increased   (decreased)   by
approximately $(6,200) and $-0-, respectively.


Note H - Common Stock Transactions

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

                           Boulder Acquisitions, Inc.

Note H - Common Stock Transactions - Continued

No scrip or fractional certificates were issued in connection with this reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 150 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $0.05 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. There have been no requests for payment of the $0.05 cash payment received by management through March 31, 2004 or subsequent thereto. The Company remains contingently liable for approximately $50 in payments for Holders of less than 150 Old Shares cancelled as a result of this action.

This action caused the issued and outstanding shares to decrease from 83,790,676 to approximately 558,600. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On February 23, 2004, the Company sold 1,500,000 shares of restricted common stock at $.20 per share for gross proceeds of $300,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became the Company's controlling shareholder, owning 1,500,000 shares of the 2,207,612 issued and outstanding shares of the Registrant's common stock, or 67.9%.

On February 23, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, $30,000 in consulting fees related to the above discussed transaction and in consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note maturing on February 23, 2005. Concurrent with the above discussed change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 150,000 shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On March 19, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from shareholders representing approximately 93% of our outstanding shares of common stock approving an amendment and restatement of the Company's Articles of Incorporation to effect, among other things, a one-for- two reverse split of the Company's issued and outstanding common stock. There was no change in the par value of the Company's common stock. This action was effective on April 27, 2004 and is reflected in the Company's accompanying financial statements as of the first day of the first period presented.

No scrip or fractional certificates were issued in connection with this reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 2 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $0.20 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. The Company has deposited with it's independent stock transfer agent approximately $170 to provide the $0.20 payment to the Shareholders that do not receive any New Shares as a result of this action.

                           Boulder Acquisitions, Inc.

Note H - Common Stock Transactions - Continued

This action caused the issued and outstanding shares to decrease from 2,207,612 to 1,102,956. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.


Note I - Stock Warrant

As a result of the February 23, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 100,000 post-April 27, 2004 reverse split shares of the Company's restricted, unregistered common stock at a price of $0.40 per share, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This warrant is exercisable at any time after its issuance and expires on February 23, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

The following table presents warrant activity through March 31, 2004:

                                                                      Weighted
                                                                       Average
                                                          Number of   Exercise
                                                            Shares      Price
                                                          ---------   ---------

Balance at December 31, 2003                                   --           --

Issued                                                      100,000   $     0.40
                                                            -------

Balance at March 31, 2004                                   100,000
                                                            =======


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

(2)  Results of Operations, Liquidity and Capital Resources

Quarters Ended March 31, 2003 and 2002

The Company had no revenue for the respective three month periods ended March 31, 2004 and 2003, respectively.

General and administrative expenses for the quarters ended March 31, 2004 and 2003 were approximately $ 30,000 and $-0-, respectively. The $30,000 in expenses were consulting fees paid to Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, for consulting fees related to a February 23, 2004 change in control transaction and in consideration for maintaining the corporate entity.

The Company also received interest income of approximately $164 and $4 during the first quarter of 2004 and 2003, respectively, as a result of invested working capital funds.

Net income (loss) for the three months ended March 31, 2004 and 2003, respectively, was approximately $(29,836) and $4. Earnings (loss) per share for the respective quarters ended March 31, 2004 and 2003 was $(0.05) and $0.00 on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had working capital of approximately $302,096 and $1,931.

It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant shareholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     On February 23, 2004, the Company sold 1,500,000 shares of restricted common stock at $.20 per share for gross proceeds of $300,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, who became the Company's current Chief Executive

     Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Halter Financial Group, Inc. became the Company's controlling shareholder, owning 1,500,000 shares of the 2,207,612 issued and outstanding shares of the Registrant's common stock, or 67.9%.


On February 23, 2004, the Company agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, the Company's former controlling shareholder, officer and director, $30,000 in consulting fees related to the above discussed transaction and in consideration for maintaining the corporate entity. To formalize this obligation, the Company issued a $30,000 non-interest bearing promissory note maturing on February 23, 2005. Concurrent with the above discussed change in control transaction, the Company and Little and Company Investment Securities executed an "Exchange Agreement" whereby the Company issued 150,000 shares of unregistered, restricted common stock in satisfaction of the outstanding promissory note. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On March 19, 2004, the Company filed a Schedule 14C - Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 giving notice that the Company received written consents in lieu of a meeting from shareholders representing approximately 93% of our outstanding shares of common stock approving an amendment and restatement of the Company's Articles of Incorporation to effect, among other things, a one-for- two reverse split of the Company's issued and outstanding common stock. There was no change in the par value of the Company's common stock. This action was effective on April 27, 2004 and is reflected in the Company's accompanying financial statements as of the first day of the first period presented.

No scrip or fractional certificates were issued in connection with this reverse stock split. Shareholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible will have the number of new shares to which they are entitled rounded down to the nearest whole number. Holders of less than 2 Old Shares, regardless of the actual number held, will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment of $0.20 in lieu thereof. The ownership of a fractional interest will not give the holder thereof any voting, dividend or other rights except to receive payment therefore as described herein. The Company has deposited with it's independent stock transfer agent approximately $170 to provide the $0.20 payment to the Shareholders that do not receive any New Shares as a result of this action.

This action caused the issued and outstanding shares to decrease from 2,207,612 to 1,102,956. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

As a result of the February 23, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 100,000 post-April 27, 2004 reverse split shares of the Company's restricted, unregistered common stock at a price of $0.40 per share, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. This warrant is exercisable at any time after its issuance and expires on February 23, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
   --------

     3.1  Amended and Restated Bylaws of Boulder Acquisitions, Inc
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

   Reports on Form 8-K
   -------------------
     February 23, 2004
          Disclosure of sale of 1,500,000 shares of common stock to Halter Financial Group, Inc., issuance of warrant to purchase up to 200,000 shares of common stock to Timothy P. Halter and announcement of a change in control and in executive officers and directors.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Boulder Acquisitions, Inc.

Dated: April 29, 2004                                /s/ Timothy P. Halter
       --------------                       ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director