Form 10QSB
period 2004-06-30
CHINA DIGITAL WIRELESS INC
filed 2004-08-23
CIK 721693

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           Commission File No. 0-12536

                          China Digital Wireless, Inc.
        (Exact name of Small Business Issuer as Specified in Its Charter)


            Nevada                                              90-0093373
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                               429 Guangdong Road
                   Shanghai, People's Republic of China 200001
                    (Address of Principal Executive Offices)
                                (86-21) 6336-8686
                           (Issuer's Telephone Number)

                           Boulder Acquisitions, Inc.
                   (Former Name, if Changed Since Last Report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X]               No [ ]


As of August 11, 2004, 17,018,692 shares of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format
                          Yes  [ ]              No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2004 (Unaudited)...................F-1

Consolidated Statements of Operations and Comprehensive Income for the
   three months and six months ended June 30, 2004 and 2003 (Unaudited)......F-2

Consolidated Statements of Shareholders' Equity (Unaudited)..................F-3

Consolidated Statements of Cash Flows for the six months ended
        June 30, 2004 and 2003 (Unaudited)...................................F-4

Notes to the Consolidated Financial Statements...............................F-5


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,     June 30,
                                                                         2003           2004
                                                                     ------------   ------------
                                                                                    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                         $  1,713,748   $  3,125,268
  Accounts receivable, net of allowance for doubtful accounts by
      $25,651 and $28,157                                               2,363,327      1,499,923
  Trade receivable from a related party                                      --          812,550
  Advances to employees, net of allowance for doubtful accounts
      by $659 and $2,411                                                   12,525         45,802
   Advances to vendors                                                     76,891        200,704
   VAT recoverable                                                         83,414           --
   Inventories                                                          1,591,223        532,796
   Deposits and prepaids                                                  248,288        305,682
   Deferred tax assets                                                      4,955          8,408
                                                                     ------------   ------------

Total current assets                                                    6,094,371      6,531,133
                                                                     ------------   ------------

Loan receivable from a related party                                         --        1,449,871
Escrow receivable                                                            --        1,500,000
Property and equipment, net                                             1,354,238      1,257,716
                                                                     ------------   ------------

Total assets                                                         $  7,448,609   $ 10,738,720
                                                                     ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $    111,569   $      6,526
   Deferred revenue                                                       537,046        520,804
   Employee welfare payable                                                67,240         76,061
   VAT payable                                                               --          184,930
   Accrued liabilities                                                     49,090         61,529
                                                                     ------------   ------------

Total current liabilities                                                 764,945        849,850
                                                                     ------------   ------------

Total liabilities                                                         764,945        849,850
                                                                     ------------   ------------

Redeemable common stock, 0.001 par value; 1,482,456 shares
issued and outstanding, with a redemption price of $1.14 per share           --        1,690,000

Commitments

Stockholders' equity:
  Common stock - $0.001 par value, 100,000,000 shares
      authorized, 13,782,636 shares and 15,536,236 shares issued
      and outstanding                                                      13,783         15,537
   Additional paid-in capital                                           1,436,217      2,541,456
   Retained earnings                                                    5,233,652      5,641,713
  Accumulated other comprehensive income (loss) - translation
      adjustments                                                              12            164
                                                                     ------------   ------------

Total stockholder's equity                                              6,683,664      8,198,870
                                                                     ------------   ------------

Total liabilities and stockholders' equity                           $  7,448,609   $ 10,738,720
                                                                     ============   ============


                 See accompanying notes to financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                         hree Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2003            2004            2003            2004
                                                  ------------    ------------    ------------    ------------
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
   Mobile phone distribution                      $  3,374,437    $  2,788,455    $  7,784,498    $  4,914,465
   Mobile phone sales to a related party                  --         2,498,019            --         4,273,019
   Service revenue, net                                969,257         837,992       1,692,010       1,688,271
                                                  ------------    ------------    ------------    ------------
Total revenues                                       4,343,694       6,124,466       9,476,508      10,875,755

Cost of goods sold                                   3,107,222       2,586,342       7,026,158       4,526,396
Cost of goods sold to a related party                     --         2,266,305            --         4,005,730
Cost of service                                        218,509         236,136         451,754         463,909
                                                  ------------    ------------    ------------    ------------

Gross profit                                         1,017,963       1,035,683       1,998,596       1,879,720

Operating expenses:
   Selling                                              33,376          48,849          75,471          85,085
   General and administrative                           27,117       1,124,014         204,051       1,284,829
                                                  ------------    ------------    ------------    ------------

Total operating expenses                                60,493       1,172,863         279,522       1,369,914
                                                  ------------    ------------    ------------    ------------

Income from operations                                 957,470        (137,180)      1,719,074         509,806

Interest income (expense)                               (2,416)         13,592          (9,665)         13,592
                                                  ------------    ------------    ------------    ------------

Income (loss) before income taxes                      955,054        (123,588)      1,709,409         523,398

Income taxes                                            71,629          66,813         128,206         115,337
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $    883,425    $   (190,401)   $  1,581,203    $    408,061
                                                  ============    ============    ============    ============

Other comprehensive income (loss):
   Translation adjustments                                (195)            482            (102)            152
                                                  ============    ============    ============    ============


Comprehensive income (loss)                       $    883,230    $   (189,919)   $  1,581,101    $    408,213
                                                  ============    ============    ============    ============


Basic earnings (loss) per share                   $       0.06    $      (0.01)   $       0.11    $       0.03
                                                  ============    ============    ============    ============

Weighted average common shares outstanding          13,782,636      13,959,267      13,782,636      13,871,440
                                                  ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In U.S. dollars, except share data)

                                                                  Additional                        Other            Total
                                         Common Stock              Paid-in         Retained      Comprehensive   Shareholders
                                    Shares         Amount          Capital         Earnings      Income (Loss)      Equity
                                -------------   -------------   -------------    -------------   -------------   -------------
Balance at December 31, 2003       13,782,636   $      13,783   $   1,436,217    $   5,233,652   $          12   $   6,683,664

Recapitalization and
reorganization                      1,585,705           1,586         308,465             --              --           310,051

Shares issued for consulting
expense (unaudited)                   167,895             168         604,254             --              --           604,422

Shares issued for proceeds of
$190,000 (unaudited) *                166,667            --           410,001             --              --           410,001

Shares issued for proceeds of
$1.5 million (unaudited) *          1,315,789            --              --               --              --              --

Offset by issuing cost
(unaudited)                              --              --          (217,481)            --              --          (217,481)

Net income (unaudited)                   --              --              --            408,061            --           408,061

Translation adjustment
(unaudited)                              --              --              --               --               152             152
                                -------------   -------------   -------------    -------------   -------------   -------------

Balance at June 30, 2004
(unaudited)                        17,018,692   $      15,537   $   2,541,456    $   5,641,713   $         164   $   8,198,870
                                =============   =============   =============    =============   =============   =============




* According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," the Company believed that these shares should be presented outside the permanent equity section, however, these shares should be considered to be included in determine basic earning per share as there were no contingency surrounding these underlying shares. See Note 3 "Equity Transaction"."

          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             2003           2004
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                            $ 1,581,203    $   408,061
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                           110,654        138,845
     Bad debt expenses                                         8,507          4,257
     Stock compensation                                         --        1,014,423
     Deferred tax assets                                        (131)        (3,453)
     Changes in operating assets and liabilities:
        Accounts receivables and advances to employees    (1,011,689)        13,319
        Prepaids and deposit                                  17,244        (57,394)
        Advance to vendors                                  (126,851)      (123,813)
        Inventories                                       (1,216,588)     1,058,427
        Accounts payable                                     140,197       (105,043)
        Deferred revenue                                     469,886        (16,242)
        Employee welfare payable                              12,548          8,821
        VAT recoverable                                      (76,549)        83,414
        VAT payable                                             --          184,930
        Accrued liabilities                                    3,396         12,439
                                                         -----------    -----------

Net cash provided by operating activities                    (88,173)     2,620,992
                                                         -----------    -----------

Cash flows from investing activities:
   Purchase of property, equipment, and software            (113,009)       (42,333)
   Decease (Increase) in due from parent                        --       (1,449,871)
                                                         -----------    -----------
Net cash provided by (used in) investing activities         (113,009)    (1,492,204)
                                                         -----------    -----------

Cash flows from financing activities:

   Recapitalization and reorganization                          --          310,051
   Proceeds from issuing redeemable common stock                --        1,690,000
   Escrow receivable                                            --       (1,500,000)
   Offset offering expenses                                     --         (217,481)
   Increase (Decrease) in due to parent                     (604,062)          --
                                                         -----------    -----------

Net cash provided by (used in) financing activities         (604,062)       282,570
                                                         -----------    -----------

Impact of changes in foreign exchange rates                      (95)           162
                                                         -----------    -----------

Net increase in cash and cash equivalents                   (805,339)     1,411,520

Cash and cash equivalents, beginning of the period         1,193,690      1,713,748
                                                         -----------    -----------

Cash and cash equivalents, end of the period             $   388,351    $ 3,125,268
                                                         ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                            $     9,665    $      --
     Income taxes                                            128,338        118,790
                                                         ===========    ===========


          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of PRC, is the primary currency of the economic environment in which the operations of TCH are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates TCH's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of TCH's financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

Revenue Recognition

Revenues generated from sales of mobile phones are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

The Company, through TCH, provides wireless receiver users with access to certain financial information provided by stock exchanges, comments and analyses on stock market provided by certain reputable security investment companies in China, lottery information, weather forecast, etc. through signing a monthly subscription agreement or buying a pre-charged service card. TCH purchases the aforementioned information from respective vendors and reformats it through decoding and recoding and transmits the reformatted information via Sifang Information into pager users constantly and stores them in the Company's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users need to make payments for three- to six-month subscription in advance. TCH records the proceeds as deferred revenue and amortizes the deferred revenue over the subscription period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access to the Company's server and starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

In response to a retailer's request, the Company has an installing agent install the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fees to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue correspondingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition (Continued)

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscription with China Mobile and/or China Unicom (collectively "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci"), contract with the Mobile Operators for the transmission of the Company's value-added information service. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the date on which service period was cut-off and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each provincial subsidiaries of the Mobile Operators. For the six months ended June 30, 2004, about 10% of the Company's service revenue from mobile phone user is recognized based on monthly billing statements prepared by the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received (This type service is not covered by a monthly service subscription and the Company has no control whether it will incur or not.). These network usage fees charged by the Mobile Operators are reflected as a part of cost of services in the financial statements. Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company currently records the mobile phone service revenue based on the amounts paid by its customers netting of the Mobile Operators' service charge for billing and collection on behalf of the Company. According to EITF Issue No. 99-19, recognizing revenue on a net basis in this situation is appropriate if the Company does not act as a principal, in connection with the provision of its services. Factors which support a conclusion that the Company is not acting as a principal include:

     o limited ability to adjust the cost of services by adjusting the design or marketing of the service,
     o limited ability to determine prices, the Company must follow the price policy within ranges prescribed by Mobile Operators, and
     o    limited ability to assume risk of non-payment by customers.

The Company has very limited ability to adjust the ratio of our revenues to cost of services (which include the Mobile Operators' network usage fee, and other fees, if any). In addition, the majority of service revenue derived from mobile phone users are subject to the floor price for monthly service set by the Mobile Operators and the Company does no have an ability to negotiate with its customers. The Mobile Operators will normally make payments within the 30 days after the Company receives the billing statement because it takes time for the Mobile Operators to collect payments from the Company's customers. Consequently, the Company bears actually less risk of non-payments by customers as Mobile Operators need to take care of their collections first. Only about 10% of the total service revenue derived from mobile phone users in the six months ended June 30, 2004 was billed through the Mobile Operators' billing systems. Whereas, there are three items of mobile phone services with which the Company does have an ability to determine prices and the portion of this type of revenue was immaterial in the six months ended June 30, 2004. Therefore, the Company has concluded that reporting net revenue billed through the Mobile Operators' billing systems is appropriate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Accounts Receivable, Employees Receivable, and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its retail customers who are mainly located in Shanghai metropolitan area.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Typically, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts was adequate as of June 30, 2003 and 2004. However, actual write-offs might exceed the recorded allowance.

The Company advances cash to sales people for their travel and business activity needs. Under certain circumstances, the advances to employees might not be fully recovered by the Company. Accordingly, the Company also provides allowances against any doubtful accounts. The following table presents combined allowance activities in accounts receivable and advances to employees.

                                                                 June 30
                                                         -----------------------
                                                            2003         2004
                                                         ----------   ----------

Beginning balance                                        $   30,143   $   26,310
Additions charged to expense                                  8,507        4,258
Recovered                                                      --           --
Actual write off                                               --           --
                                                         ----------   ----------
Ending balance                                           $   38,650   $   30,568
                                                         ==========   ==========


Inventories

Inventories consist principally of mobile phones manufactured by name brand manufactures with various features and are stated at the lower of cost (first-in, first-out) or market.

Rebates and Credits Receivable

In 2004 the Company's major vendor began providing sales rebates and credits if the Company can fulfill certain sales volume prescribed by the vendor in order to attract its distributors to sell more of its products. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

Capitalization of Software Costs

The Company's software is developed by an independent third party to enable pager users to accept certain recoded information which is transmitted by the Company and enable mobile phone users to dial into the Company's server. The software is for internal use and gives the Company the ability to provide value added information services. In accordance with SOP 98-1, the Company capitalizes the external cost incurred to develop this internal-use software by an engineering company at the application development stage and amortizes that cost over the estimated economic life of the software (two or three years) which is consistent with the expected life of a particular type of mobile phone.

Property and equipment

Properties and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the shorter of the estimated useful lives of the assets as follows:

     Buildings                                                     20 years
     Software                                                      2-3 years
     Vehicles and other equipment                                  2-5 years

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the six months ended June 30, 2003 and 2004.

Fair Value of Financial Instruments

The carrying amount of cash, notes receivable, accounts receivable, other receivables, advances to vendor, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. Loan receivable from a related party bear interest at 5% per annum which is similar to the market interest rate in China as of June 30, 3004.

Value Added Tax

TCH is subject to value added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate ranges from 13% to 17%, in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. The VAT payable or receivable balance presented on the Company's balance sheets represents the input VAT either less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a real receivable.

Employee Welfare and Retirement Benefits

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution as a part of operating expense to State Administration of Labor Affairs. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $23,781, and $29,273 to these funds as part of selling, general and administrative expenses for the six months ended June 30, 2003 and 2004, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information registered in the Shanghai downtown and area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to be subject to a favorable income tax rate of 15% and qualifies for income tax exemption for three years from January 1, 2000 to December 31, 2002, and 50% of income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented on the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the six months ended June 30, 2003 and 2004. The deferred tax assets are determined based on the historical income tax rates applicable at the Sifang Information level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The statement replaces the calculation of primary and fully diluted earnings
(loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The Company has no any potential common share equivalents as of June 30, 2004.

NOTE 2 - Recapitalization and Reorganization

On June 23, 2004, Boulder Acquisitions, Inc. (Boulder Acquisitions) entered into a stock exchange agreement with Sifang Holdings Co. Ltd. Pursuant to the stock exchange agreement, Boulder Acquisitions issued 13,782,636 shares of its common stock in exchange of 100% equity interest in Sifang Holdings Co. Ltd., making Sifang Holdings a wholly owned subsidiary of Boulder Acquisitions.

Boulder Acquisitions was incorporated under the laws of the State of Colorado on May 8, 1980 as Boulder Brewing Company (Boulder Brewing). Boulder Brewing was the successor to a general partnership formed in 1979. From the initial inception of the original partnership through 1990, Boulder Brewing was in the business of operating a microbrewery (generally defined as a brewery which produces less than 15,000 barrels per year) in Boulder, Colorado. During 1990, as a result of various debt defaults, Boulder Brewing's assets were foreclosed upon and the Company ceased all business operations. Boulder Brewing has effectively had no operations, assets or liabilities since its fiscal year ended December 31, 1990.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


In September 2001, Boulder Brewing changed its state of Incorporation from Colorado to Nevada by means of a merger with and into Boulder Acquisitions, Inc., a Nevada corporation formed on September 6, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation eliminated the provision for Boulder Acquisitions to issue preferred stock.

Sifang Holdings Co. Ltd. (Sifang Holdings) was incorporated under the laws of the Cayman Islands on March 8, 2004 for the purpose of holding a 100% equity interest in TCH Data Technology Co. Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of People's Republic of China ("PRC") on May 25, 2004 with a registered capital of $7.2 million.

The above stock exchange transaction resulted in those shareholders of Sifang Holdings obtaining a majority voting interest in Boulder Acquisitions. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Sifang Holdings as Sifang Holdings has acquired controlling equity interest in Boulder Acquisitions, as of June 23, 2004. The reverse acquisition process utilizes the capital structure of Boulder Acquisitions and the assets and liabilities of Sifang Holdings are recorded at historical cost.

Sifang Holdings is the continuing operating entity for financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and stockholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. Please see the unaudited stockholders' equity statement for the period from January 1, 2004 to June 30, 2004. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. Subsequent to June 30, 2004, Boulder Acquisitions, Inc. changed its name to China Digital Wireless, Inc.

NOTE 3 - Equity Transactions

On June 23, 2004 the Company issued 167,895 share of its common stock to a consultant in lieu of cash payment. The trading price on June 23, 2004 was $3.60 per share, accordingly, the fair value of 167,895 shares was $604,422.

On June 23, 2004, the Company issued 166,667 share of its common stock to an existing stockholder at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. Pursuant to the signed stock purchase Agreement, the Company granted to the existing stockholder an option which requires the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing stockholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," the Company believed that these shares should be presented outside the permanent equity section, however, these shares should be considered to be included in determine basic earning per share as there were no contingency surrounding these underlying shares. In the above transaction of issuing 166,667 shares incurred on June 23, 2004, the trading price on that day was $3.60 per share. Due to the nature of insider transaction, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as deemed compensation to an existing stockholder by presenting the increase of $410,001 in additional paid-in capital and the increase of $410,001 in general and administrative expenses.

On June 28, 2004, the Company issued, in aggregate, 1,315,789 of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. Pursuant to the signed stock purchase Agreement, the Company granted to each of three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in aggregate, of common stock at a price of $1.14 per share,

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


such option being exercisable at any time after the date that is six months after the company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing stockholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of June 30, 2004, the proceeds of $1.5 million were kept in an escrow which is related to a stockholder. Due to the uncertainty when a Form SB-2 will be declared effective, the Company treated this escrow receivable a long-term assets instead a current asset. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," the Company believed that these shares should be presented outside the permanent equity section, however, these shares should be considered to be included in determine basic earning per share as there were no contingency surrounding these underlying shares.

The Company incurred issuing expense of $217,481 (mainly audit and legal expense) and accounted it for a reduction to additional paid-in capital.

NOTE 4 - Related Party Transactions

During the six months ended June 30, 2004, the Company paid to Sifang Information the amount of $283,919 for transmitting value-added information to pager users pursuant to an information service and cooperation agreement between the Company and Sifang Information.

On June 30, 2004 TCH signed an agreement with Sifang Information Co. Ltd. for developing a smart card information system related to citizen health and exercise. This project is approved by the Shanghai Municipal Government. Pursuant to the signed agreement, Sifang Information will develop smart card information system in terms of the specifications contained the design blueprint. This card can be used for accessing gym facilities and other approved, related health facilities under the program. In accordance with the financial terms on the signed agreement, Sifang Information will take care of expenses related to the smart card marketing and related customer after-market services. TCH will take care of expenses related to the detailed smart card information system design and development, hardware and software maintenance, and related information service. In return, TCH is entitled to share a major portion of the future revenue generated by this smart card information system. In order to initiate this project, TCH gave Sifang Information a line of credit up to RMB20,000,000 (equivalent approximately $2,418,000) for financing its market promotion and penetration and deployment, with an interest rate based on the market interest rate (at June 30, 2004 the interest rate was 5%), interest payable monthly and principal shall be repaid by Sifang Information no later than June 30, 2006 resulting in an estimated total expense of RMB40,000,000 (equivalent of $2.8 million). The aforementioned $2.4 million includes the outstanding balance of amounts due from Sifang of $1,449,871 as of June 30, 2004. The interest income incurred on the outstanding balance due from Sifang Information for the six months ended June 30, 2004 was $12,082, based on 5% as the annual interest rate.

During the six months ended June 30, 2004, TCH sold Samsung GSM mobile phones valued at $4,273,019 including a 6% mark-up to the Shanghai Shantian Telecommunication Technology Inc. (Shantian), a related party, where Sifang Information holds 51% equity interest. As of June 30, 2004 the accounts receivable (trade) balance due from Shantian was $812,550.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Concerning Forward-Looking Statements/Risk Factors
----------------------------------------------------------

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) the inability of the Company to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of the Company's products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) the ability of the Company to efficiently market its products; as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Overview of Business Background

Sifang Holdings Co. Ltd. ("Sifang") was incorporated under the laws of the Cayman Islands on March 8, 2004 for the purpose of holding 100% equity interest in TCH Data Technology Co. Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with a registered capital of $7.2 million.

Sifang Information Technology Co. Ltd. ("Sifang Information") is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan areas. In March 2004, Sifang Information spun off its pager and mobile phone distribution business and the majority of its value added information services business by presenting a set of carve-out financial statements for the years ended December 31, 2002 and 2003 and three months ended March 31, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter. On March 31, 2004 Sifang Information transferred the spun-off business into TCH. Being a receiving entity under the common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D. On May 26, 2004 Sifang Information transferred its 100% of equity interest in TCH in exchange for 100% of equity interest in Sifang. Because the ultimate owners of the three entities are the same group of owners and the three entities are under the common control, the transaction of exchanging ownership is accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004 there were no activities in Sifang. As a result of exchanging the ownership between TCH and Sifang, TCH's historical financial statements become the historical financial statements of Sifang.

Sifang Information operates in a business segment that is subject to certain restrictions imposed by the government of the PRC, for example, paging facilities, radio transmitting stations and transmitting equipment owned by Sifang Information are not allowed to be owned by foreign investment enterprises in accordance with PRC government regulations. Therefore, Sifang Information still keeps a small part of its business and paging facilities in compliance with the relevant regulations and laws in PRC.

As a result of the spin-off, TCH is engaged in the business of mobile phone distribution and provides pager and mobile phone (collectively "wireless receiver") users with access to certain information reformatted by TCH. TCH purchases mobile phone products from first tier distributors and sells to retailers with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, etc. and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The information is constantly saved in TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless users are asked to make advance payments for either three- or six-month subscription periods.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition

Revenues generated from sales of mobile phones are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

The Company, through TCH, provides wireless receiver users with access to certain financial information provided by stock exchanges, comments and analyses on stock market provided by certain reputable security investment companies in China, lottery information, weather forecast, etc. through signing a monthly subscription agreement or buying a pre-charged service card. TCH purchases the aforementioned information from respective vendors and reformats it through decoding and recoding and transmits the reformatted information via Sifang Information into pager users constantly and stores them in the TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users need to make payments for three- to six-month subscription in advance. The Company records the proceeds as deferred revenue and amortizes the deferred revenue over the subscription period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access to the Company's server and starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

In response to a retailer's request, the Company has an installing agent install the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fees to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue correspondingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscription with China Mobile and/or China Unicom (collectively "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci"), contract with the Mobile Operators for the transmission of the Company's value-added information service. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the date on which service period was cut-off and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each provincial subsidiaries of the Mobile Operators. For the six months ended June 30, 2004, about 10% of the Company's service revenue from mobile phone user is recognized based on monthly billing statements prepared by the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received (This type service is not covered by a monthly service subscription and the Company has no control whether it will incur or not.). These network usage fees charged by the Mobile Operators are reflected as a part of cost of services in the financial statements. Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company currently records the mobile phone service revenue based on the amounts paid by its customers netting of the Mobile Operators' service charge for billing and collection on behalf of the Company. According to EITF Issue No. 99-19, recognizing revenue on a net basis in this situation is appropriate if the Company does not act as a principal, in connection with the provision of its services. Factors which support a conclusion that the Company is not acting as a principal include:

     o limited ability to adjust the cost of services by adjusting the design or marketing of the service,
     o limited ability to determine prices, the Company must follow the price policy within ranges prescribed by Mobile Operators, and
     o    limited ability to assume risk of non-payment by customers.

The Company has very limited ability to adjust the ratio of our revenues to cost of services (which include the Mobile Operators' network usage fee, and other fees, if any). In addition, the majority of service revenue derived from mobile phone users are subject to the floor price for monthly service set by the Mobile Operators and the Company does no have an ability to negotiate with its customers. The Mobile Operators will normally make payments within the 30 days after the Company receives the billing statement because it takes time for the Mobile Operators to collect payments from the Company's customers. Consequently, the Company bears actually less risk of non-payments by customers as Mobile Operators need to take care of their collections first. Only about 10% of the total service revenue derived from mobile phone users in the six months ended June 30, 2004 was billed through the Mobile Operators' billing systems. Whereas, there are three items of mobile phone services with which the Company does have an ability to determine prices and the portion of this type of revenue was immaterial in the six months ended June 30, 2004. Therefore, the Company has concluded that reporting net revenue billed through the Mobile Operators' billing systems is appropriate.

Accounts Receivable, Employees Receivable, and Allowance for Doubtful Accounts

During the normal course of business, the Company extends unsecured credit to its retail customers who are mainly located in Shanghai metropolitan area. Typically credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts was adequate as of June 30, 2003 and 2004. However, actual write-offs might exceed the recorded allowance.

The Company advances cash to sales people for their travel and business activity needs. Under certain circumstances, the advances to employees might not be fully recovered by the Company. Accordingly, the Company also provides allowances against any doubtful accounts.

Inventories

Inventories consist principally of mobile phones manufactured by name brand manufactures with various features and are stated at the lower of cost (first-in, first-out) or market.

Rebates and Credits Receivable

In 2004 the Company's major vendor began providing sales rebates and credits if the Company fulfilled certain sales volume prescribed by the vendor in order to attract its distributors to sell more of its products. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the six months ended June 30, 2003 and 2004.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information registered in the Shanghai downtown and area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to be subject to a favorable income tax rate of 15% and qualifies for income tax exemption for three years from January 1, 2000 to December 31, 2002, and 50% of income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented on the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the six months ended June 30, 2003 and 2004. The deferred tax assets are determined based on the historical income tax rates applicable at the Sifang Information level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Discussion and Analysis of Operating Results

Six Months Ended June 30, 2004 Comparing to Six Months Ended June 30, 2003

Revenue

Mobile phone distribution

The Company's mobile phone distribution in the six months ended June 30, 2004 increased by approximately $1,403,000, representing an 18% increase, to approximately $9,187,000 including product sales to a related party (Shanghai Shantian) as compared to $7,784,000 for the same period of the prior year. The increase was due mainly to the Company's marketing effort and further facilitated by Samsung's marketing promotion. For the six months ended June 30, 2004, Samsung's mobile phones accounted for about 95% of total product sales and the other name brands mobile phones accounted for the remaining 5%. Compared to the six months ended June 30, 2003, Samsung's mobile phones accounted for 99% of total product sales and other brands accounted for the balance. Market competition for mobile phone sales is so intensive that the Company decreased its overall mark-up ratio to 7% in order to maintain its market position, compared to the mark-up ratio of 10% for the same period the prior year.

Mobile phone sales to a related party

Before January 1, 2004 the Company only distributed CDMA mobile phones in the Shanghai area. Beginning in January 2004 the Company entered into the GSM mobile phone distribution business. Because the retail market channel related to the Company's GSM mobile phone distribution was developed and maintained by Shanghai Shantian Telecommunication Technology Inc. ("Shantian"), in which Sifang Information holds a 51% equity interest, all of the Company's Samsung GSM mobile phones were sold to Shantian, which made Shantian the Company's second tier distributor. During the six months ended June 30, 2004, the Company sold approximately $4,273,000 of mobile phones with a reasonable mark-up of 6% as compared to the aggregate mark-up ratio of 7% for the products sold to third party customers. Comparing the mark-up ratio of 2% in the first quarter of 2004, the increase in mark-up ratio was due to the fact that two types of products had high market acceptance and that TCH kept a part of the credit and rebates received from vendors while all credits and rebates received in the first quarter of 2004 were distributed to Shantian in order to support start-up stage of Shantian's business

Service revenue, net

Total service revenue net of the related business tax and surcharge for six months ended June 30, 2004 decreased by approximately $4,000, representing a 0.2% decrease, to $1,688,000 compared to $1,692,000 for the same period of the prior year.


Although  the total  service  revenue for the six months ended June 30, 2004 did not  significantly  change as compared to the total service revenue for the same
period  of  the  prior  year,   the  components  of  service   revenue   changed
significantly.  Service revenue from mobile phone users for the six months ended
June 30, 2004 increased by approximately  $675,000 to $1,079,000 (of which about
$960,000  was  derived  from  an  independent   installing  agent)  compared  to
approximately  $404,000 for the same period of the prior year,  representing  an increase of 167%.

Service  revenue  from  pager  users  for the six  months  ended  June 30,  2004 decreased by $679,000 to $609,000  compared to $1,288,000 for the same period of the prior year,  representing a 53% decrease.  The Company believes that service revenue  from  pager  users  will  continue  to  decrease  given  the  increased popularity  of mobile  phones over  beepers and pagers.  The decrease in service revenue  from pager users will likely  plateau at a certain  level as most lower income pager users still like to use pagers to access the Company's  information services.

Cost of goods sold

The cost of goods sold for the six months ended June 30, 2004 increased by approximately $1,506,000 to $8,532,000 compared to $7,026,000 for the same period of the prior year, representing an approximately 21% increase. The increase was consistent with the increases in revenue from product sales.

Cost of service

The cost of service for the six months ended June 30, 2004  increased by $12,000 to  $464,000  compared  to  $452,000  for the same  period  of the  prior  year, representing  an  approximately  3%  increase.  The cost for  pager  value-added information  service did not materially  change.  The increase was due mainly to the increase in service fees charged by Mobile Operators along with the increase in mobile phone users for  value-added  information  service and the increase in purchasing costs related to more information  content.  The Company is intending to expand the contents  included in its  value-added  service within the current
fee-charge  level  and  trying  to  establish  collaborative   relationships  or
partnerships with certain information content providers.  If this effort results in any success, the increase in cost of service will be expected.

Gross profit

After considering the cost of goods sold and cost of service, the Company's gross profit for the six months ended June 30, 2004 decreased by approximately
$119,000 to approximately $1,880,000, representing an approximately 6% decrease, compared to the gross profit of approximately $1,999,000 for the same period of the prior year. The percentage of gross profit over the total revenue for the six months ended June 30, 2004 was approximately 17.3% compared to 21.1% for the same period of the prior year, representing an 18% decrease. The decrease was attributable to: (i)service revenue generated in the six months ended June 30, 2004 accounted for only 15.5% of the total revenue whereas the service revenue generated in the same period of the prior year accounted for 17.9% of total revenue and service revenue is more profitable than mobile phone distribution revenue; and (ii) the mark-up ratio for the mobile phone distribution decreased from 10% to 7% in order to maintain the Company's position in the Shanghai market.

The following table presents in summary certain information related to the various components of revenue in a manner similar to segment reporting information.

                                                      Information    Information
                                     Mobile Phone      Service -       Service -
                                     Distribution    Mobile Phone       Pager           Total
                                     ------------    ------------    ------------    ------------
For six months ended June 30, 2004

Revenue                              $  9,187,484    $  1,079,440    $    608,831    $ 10,875,755
Cost                                    8,532,126         109,211         354,698       8,996,035
Gross profit                              655,358         970,229         254,133       1,879,720
Gross profit ratio                              7%             90%             42%             17%



For six months ended June 30, 2003

Revenue                              $  7,784,498    $    404,208    $  1,287,802    $  9,476,508
Cost                                    7,026,158          97,365         354,389       7,477,912
Gross profit                              758,340         306,843         933,413       1,998,596
Gross profit ratio                             10%             76%             72%             21%

Selling expenses

Selling expenses for the six months ended June 30, 2004 increased by approximately $10,000 to $85,000 compared to $75,000 for the same period of the prior year, representing an approximately 13% increase. The increase was due to promotion expenses for value-added information service related to mobile phone users


General and administrative expenses

General and administrative expenses for the six months ended June 30, 2004 increased by approximately $1,081,000 to $1,285,000 compared to $204,000 for the same period of the prior year, representing an approximately 530% increase. The increase was due mainly to the stock-based compensation expenses of approximately $1,014,000 incurred in US and a $24,000 increase in software amortization expenses from $46,000 to $70,000. In addition, office rental expense increased by approximately $21,000 and payroll expense and related employee retirement and fringe benefit expense increased by approximately
$10,000 at the TCH level in the six months ended June 30, 2004. Other miscellaneous items accounted for the remaining increase of $12,000 for the six months ended June 31, 2004. The increase was related to the Company's expansion at the TCH level.

The above stock-based compensation for the six months ended June 30, 2004 was approximately $1,014,000 of which $604,000 was the fair value of the 167,895 shares issued for a consultant in lieu of cash payment, and other $410,000 was total premium difference between the trading price ($3.60 per share) and the stock purchase price ($1.14 per share) per a stock purchase agreement for issuing 166,667 redeemable shares.

Interest income (expense)

For the six months ended June 30, 2004, the interest income was approximately $14,000, which was mainly derived from the amount due from Sifang Information. For the six months ended June 30, 2003, interest expense was approximately $10,000, which was paid to Sifang Information for temporary money borrowing used for mobile phone distribution business.

Income tax

The Company's Chinese subsidiary is subject to taxation under the laws of the PRC, and the statutory income tax rate for the six months ended June 30, 2003 and 2004 was 7.5%. In the six months ended of June 30, 2003 and 2004, income tax expense was approximately $128,000 and $115,000, respectively, based on pretax income of $1,709,000 and $523,000 (which included the stock compensation of $1,014,000 incurred in the U.S.). Because the loss of approximately $1,014,000 incurred in the U.S. did not offset the taxable income in China, the income tax expense of $115,000 incurred in China was based on the taxable income of approximately $1,537,000.

Net income

The Company recorded net income of $408,000 for the six months ended June 30, 2004, a $1,173,000 decrease in net income compared to a net income of $1,581,000 for the same period of the prior year, representing a 74% decrease. The decrease in net income was attributable to: (i) the increase in general and administrative expenses for the six months ended June 30, 2004 compared to general and administrative expenses for the same period of the prior year, and
(ii) the decrease of the gross profit generated from mobile phone distribution business.

Earnings per share

The earnings per share for the six months ended June 30, 2004 decreased by $0.08 to $0.03 compared to $0.11 for the same period of the prior year, representing an approximately 73% decrease. The decrease was due mainly to the decrease in the Company's net income and the increase in the total outstanding shares of common stock as the weighted average number of shares of common stock outstanding for the six months ended June 30, 2004 increased by approximately 0.6%, compared the weighted average number of common stock outstanding for the same period of the prior year.

The Three Months Ended June 30, 2004 Compared to The three Months Ended June 30, 2003

Revenue

Mobile phone distribution

The Company's mobile phone distribution in the three months ended June 30, 2004 increased by approximately $1,912,000 (including sales to Shanghai Shantian, a related party), representing an approximately 57% increase, compared to $3,374,000 for the same period of the prior year. The increase was due mainly to the Company's marketing effort and further facilitated by Samsung's marketing efforts. In addition, the Company entered into the GSM mobile phone distribution business resulted in an increase in product sales revenue. Regarding mark-up ratios, there was little change in the mark-up ratio of about 8% during the three months ended June 30, 2003 and 2004. Compared to the six months' mark-up ratio, the slight fluctuation was mainly due to different mark-up ratios for different mobile phone models in terms of the market reaction to different models of mobile phone.

Mobile phone sales to a related party

Before January 1, 2004, the Company had only distributed CDMA mobile phones in the Shanghai area. Beginning in January 2004, the Company entered into the GSM mobile phone distribution business. Since the retailer market channel related to the Company's GSM mobile phone distribution was developed and maintained by Shanghai Shantian Telecommunication Technology Inc. (Shantian), a related party in which Sifang Information holds a 51% equity interest, all of the Company's Samsung GSM mobile phones were sold to Shantian, which made Shantian the Company's second tier distributor. During the three months ended June 30, 2004, the Company sold $2,498,000 in mobile phones that included a 6% mark-up as a result of credit and rebates received at the TCH level.

Service revenue, net

Total service revenue net of related business tax and surcharges for three months ended June 30, 2004 decreased by approximately $131,000 to $838,000, as compared to $969,000 for the same period of the prior year, representing a 13.5% decrease. The overall decrease was due primarily because the decrease of service revenue for pager users was higher than the increase of service revenue for mobile phone users. Service revenue for mobile phone users for three months ended June 30, 2004 increased by approximately $260,000 to $566,000 compared to $306,000 for the same period of the prior year, representing a 85% increase. Service revenue for pager users for three months ended June 30, 2004 decreased by $391,000 to $273,000 compared to $664,000 for the same period of the prior year. The Company believes that service revenue from pager users will continue to decrease along with the increased popularity of mobile phones over pagers.


Cost of goods sold

The cost of goods sold for the three months ended June 30, 2004 increased by approximately $1,746,000 to $4,853,000 as compared to $3,107,000 for the same period of the prior year, representing an approximately 56% increase. The increase was consistent with the increase in revenue from mobile phones.

Cost of service

The cost of service for the three months ended June 30, 2004 increased by approximately $17,000 to $236,000 compared to $219,000 for the same period of the prior year, representing an approximately 8% increase. The increase was due mainly to the increase in service fees charged by Mobile Operators along with the increase in mobile phone users for value-added information service and the increase in purchasing costs related to more information content. The Company is intending to expand the contents included in its value-added services within the current fee-charge level and trying to establish collaborative relationships or partnerships with certain information content providers. If this effort results in any success, an increase in cost of service will be expected.

Gross profit

After considering the cost of goods sold and cost of service, the Company's gross profit for the three months ended June 30, 2004 increased by approximately
$18,000, representing an approximately 2% increase, to approximately $1,036,000 as compared a the gross profit of approximately $1,018,000 for the same period of the prior year. The percentage of gross profit over the total revenue for the three months ended June 30, 2004 was only approximately 16.9% compared to 23.4% for the same period of the prior year, representing a 28% decrease. The decrease was due to the fact that the service revenue generated in the three months ended
June 30, 2004 accounted for only approximately 13.7% of the total revenue whereas the more profitable service revenue generated in the same period of the prior year accounted for 22.3% of the total revenue.

The following table presents in summary certain information related to the various components of revenue in a manner similar to segment reporting information.

                                                       Information     Information
                                       Mobile Phone      Service -       Service -
                                       Distribution    Mobile Phone        Pager           Total
                                       ------------    ------------    ------------    ------------
For three months ended June 30, 2004

Revenue                                $  5,286,474    $    566,269    $    271,723    $  6,124,466
Cost                                      4,852,647          63,244         172,892       5,088,783
Gross profit                                433,827         503,025          98,831       1,035,683
Gross profit ratio                                8%             89%             36%             17%

For three months ended June 30, 2003

Revenue                                $  3,374,437    $    305,671    $    663,586    $  4,343,694
Cost                                      3,107,222          46,999         171,510       3,325,731
Gross profit                                267,215         258,672         492,076       1,017,963
Gross profit ratio                                8%             85%             74%             23%


Selling expenses

Selling expenses for the three months ended June 30, 2004 increased by approximately $16,000 to $49,000 compared to $33,000 for the same period of the prior year, representing an approximately 46% increase. The increase was due to promotion expenses for mobile phone value-added services.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2004 increased by approximately $1,097,000 to $1,124,000 compared to $27,000 for the same period of the prior year, representing a material increase. The increase was due mainly to the stock-based compensation expenses of approximately $1,014,000 incurred in the U.S. For comparison, the Company recovered approximately $19,000 in bad debts that offset the general and administrative expenses in the three months ended June 30, 2004 whereas there was $49,000 of such recovery in the same period of the prior year, which represented a $30,000 expenses increase for the three months ended June 30, 2004. In addition, software amortization expense increased by approximately $8,000 to $35,000 compared to approximately $27,000 incurred in the same period of the prior year. Furthermore, payroll expense and related employee retirement and fringe benefit expenses increased by approximately $10,000 at the TCH level. Other miscellaneous items, which mainly included rental, utilities, entertainment, post and telephone expenses, accounted for the remaining increase of $35,000 for the three months ended June 31, 2004. The increase was related to the Company's expansion at the TCH level.

The above stock-based compensation for the three months ended June 30, 2004 was approximately $1,014,000 of which $604,000 was the fair value of the 167,895 shares issued for a consultant in lieu of cash payment, and other $410,000 was total premium difference between the trading price ($3.60 per share) and the stock purchase price ($1.14 per share) per a stock purchase agreement for issuing 166,667 redeemable shares.

Interest income (expense)

For the three months ended June 30, 2004, interest income was approximately $14,000, which was mainly derived from money lent to Sifang Information. For the three months ended June 30, 2003, the interest expenses was approximately $2,000, which was paid to Sifang Information for temporary money borrowing for mobile phone distribution business.

Income tax

The Company's Chinese subsidiary is subject to taxation under the laws of the PRC, and the statutory income tax rate for the three months ended June 30, 2003 and 2004 was 7.5%. In the three months ended of June 30, 2003 and 2004, income tax expense was approximately $72,000 and $67,000, respectively, based on pretax income of $955,000 and pretax loss $124,000 (which included the stock compensation of $1,014,000 incurred in the U.S.). Because the loss of approximately $1,014,000 incurred in the U.S. did not offset the taxable income in China, the income tax expense of $67,000 incurred in China was based on the taxable income of approximately $890,000.

Net income (loss)

The Company recorded a net loss of $190,000 for the three months ended June 30, 2004, a $1,073,000 decrease in net income compared to a net income of $883,000 for the same period of the prior year, representing a 122% decrease. The decrease in net income was mainly attributable to the increase in general and administrative expenses for the three months ended June 30, 2004 compared to general and administrative expenses for the same period of the prior year.

Earnings (loss) per share

The earnings (loss) per share for the three months ended June 30, 2004 decreased by $0.07 to loss per share $0.01 compared to earnings per share $0.06 for the same period of the prior year, representing an approximately 117% decrease. The decrease was due mainly to the decrease in net income and the increase in the total outstanding shares of common stock because the weighted average number of shares of common stock outstanding for the three months ended June 30, 2004 increased by approximately 1.3%, comparing the weighted average number of shares of common stock outstanding for the same period of the prior year.

Liquidity and Capital Resources

The Company's cash balance increased by approximately $2,737,000 from approximately $388,000 as of June 30, 2003 to approximately $3,125,000 as of June 30, 2004. This increase in cash was due primarily to the decrease in inventory and accounts receivable, and the cash proceeds obtained through issuing shares of its common stock.

The cash flow provided by operating activities for the six months ended June 30, 2004 increased by approximately $2,709,000 to approximately $2,621,0000 compared to the cash used in operating activities of approximately negative $88,000 for the same period of the prior year, representing a significant increase. The Company believes that the increase was due mainly to the cash of $1,058,000 generated in inventory compared to the net cash used of $1,217,000 in the same period of the prior year, representing a change of $2,275,000. In addition, the cash of $13,000 generated in accounts receivable and advance to employees in the six months ended June 30, 2004 compared to the net cash used of $1,012,000 in the same period of the prior year, represented a change of $1,025,000. VAT recoverable in the six months ended June 30, 2004 was a cash generator representing a positive change of approximately $160,000 compared to that in the same period of the prior year. However, deferred revenue and accounts payable were in a net cash used position in the six months ended June 30, 2004, representing a negative change of approximately $290,000 and $486,000 as compared in the same period of the prior year.

The cash flow used in investing activities for the six months ended June 30, 2004 increased by $1,379,000 to approximately $1,492,000 compared to $113,000 for the same period of the prior year, representing a significant increase. The increase in cash used in investing activities was due mainly to the increase in loan receivables from Sifang Information, the parent company before the reverse acquisition. See our Note 4, "Related Party Transactions".

The cash flow provided by financing activities for six months ended June 30, 2004 increased by approximately $887,000 to approximately $283,000 compared to the negative cash flow of approximately $604,000 for the same period of the prior year, representing a significant increase. The Company believes that the increase was due mainly to the proceeds from issuing its common stock in addition to the fact that the Company did not have any payment for amount due to Sifang Information in the six month period ended June 30, 2004.

Management estimates that the Company will continue to have positive cash flow provided by operating activities in the remaining six months of 2004. The Company may continue to lend money to Sifang Information on an as-needed basis. However, management expects to collect certain part of the amount due form Sifang Information in the second half year of 2004.

Management believes that current cash balance and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital. In regards to the capital expenditures, the Company had sufficient funds to expand its operations. The Company plans to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to fully support the Company's expansion.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On June 23, 2004, the Company completed a stock exchange transaction with the shareholders of Sifang Holdings Co., Ltd., an exempted company incorporated in the Cayman Islands with limited liability ("Sifang Holdings"). The exchange was consummated under Nevada and Cayman Islands law and pursuant to the terms of the Securities Exchange Agreement dated effective as of June 23, 2004 (the "Exchange Agreement").

Pursuant to the Exchange Agreement, the Company issued 13,782,636 shares of its common stock to the shareholders of Sifang Holdings, representing approximately 89.7% of its issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Sifang Holdings. After giving effect to the exchange, the Company had 15,368,341 shares of common stock outstanding. Pursuant to the exchange, Sifang Holdings became a wholly-owned subsidiary of the Company.

The shares of common stock issued to stockholders of Sifang Holdings in connection with the exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Section 4(2) under the Act and, as a result, are "restricted securities" that may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On June 23, 2004 the Company issued 167,895 shares of its common stock to a consultant in lieu of a cash payment for the services provided. The trading price of the Company's common stock on June 23, 2004, the date of issuance, was $3.60 per share, accordingly, the fair value of the securities issued was $604,422. The shares were issued in reliance on the exemption from registration afforded under Section 4(2) of the Act.

On June 28, 2004, the Company concluded a private placement of an aggregate of 1,482,456 restricted shares of common stock for aggregate proceeds of $1,690,000, or $1.14 per share sold. The initial sale of 166,667 shares of common stock occurred on June 23, 2004. The shares were purchased by an existing shareholder of the Company pursuant to a written Stock Purchase Agreement. The offering was closed on June 28, 2004 following the sale of 1,315,789 shares of common stock to three purchasers (the "Second Tranche Purchasers") for aggregate proceeds of $1,500,000. Participants in the offering were granted an option to require the Company to re-purchase all of their respective shares of common stock at the original offering price, with such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the shares are eligible for resale under Rule 144 under the Securities Act. The Company and the Second Tranche Purchasers entered into an Escrow Agreement pursuant to which the $1,500,000 invested by them will not be released to the Company until a registration statement, registering all 1,315,789 shares of common stock purchased by said investors, has been declared effective by the SEC. The shares of common stock issued in connection with this offering were purchased by accredited investors and were not registered under the Securities Act in reliance upon the exemption afforded by Section 4(2) thereunder.

In the above transaction of issuing 166,667 shares incurred on June 23, 2004, the trading price on that day was $3.60 per share. Due to the nature of insider transaction, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as deemed compensation to an existing stockholder by presenting the increase of $410,001 in additional paid-in capital and the increase of $410,001 in stock compensation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

         10.2 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

         10.3 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd., Shanghai Chengao Industrial Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

         10.4 Information Service and Cooperation Agreement by and among Shanghai Tianci Industrial (Group), Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

         10.5     Business  and  Related  Assets  Transfer   Agreement   between
                  Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of May 26, 2004.

         31.1     Chief  Executive  Officer   Certification  filed  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Chief  Financial  Officer   Certification  filed  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Chief Executive Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002

         32.2     Chief Financial Officer  Certification  furnished  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHINA DIGITAL WIRELESS, INC.



Date: August 20, 2004             /s/ Tai Caihua
                                 -----------------------------------------------
                                 Tai Caihua, Chairman of the Board and President


Date: August 20, 2004             /s/ Lu Qin
                                 -----------------------------------------------
                                 Chief Financial Officer