Form 10QSB
period 2004-09-30
CHINA DIGITAL WIRELESS INC
filed 2004-12-20
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                     0-12536
                            (Commission File Number)

                          CHINA DIGITAL WIRELESS, INC.
             (Exact name of registrant as specified in its charter)




           Nevada                                         90-0093373
(State or other jurisdiction of                (IRS Employer Identification No.)
       Incorporation)



                               429 Guangdong Road
                   Shanghai, People's Republic of China 200001
               (Address of principal executive offices) (Zip Code)


         Issuer telephone number, including area code: (86 21) 6336-8686





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of December 15, 2004, 17,018,692 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ] Yes  [X] No

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


    ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of September 30, 2004 (Unaudited)     F-1

       Consolidated Statement of Operations and Comprehensive Income
           For the Three Months and Nine Months
           Ended September 30, 2004 and 2003  (Unaudited)                   F-2

       Consolidated Statement of Stockholders' Equity (Unaudited)           F-3

       Consolidated Cash Flow Statements for the Nine Months
           Ended September 30, 2004 and 2003 (Unaudited)                    F-4

       Notes to Consolidated Financial Statements                           F-5


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                         3

    ITEM 3.    CONTROLS AND PROCEDURES                                      13


PART II - OTHER INFORMATION

    ITEM 6.    EXHIBITS                                                     13


SIGNATURES                                                                  14


                   CHINA DIGITAL WIRELESS, INC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                (In U.S. Dollars)


                                                                    December 31,   September 30,
                                                                   -------------   -------------
                                                                        2003            2004
                                                                   -------------   -------------
                                                                                    (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $   1,713,748   $     127,066
   Note (trade) and accounts receivable, net of allowance for
     doubtful accounts by $30,143, $25,651, and $28,157                2,363,327       2,075,228
   Trade receivable from a related party                                    --         2,177,459
   Advances to employees, net of allowance for doubtful accounts
     by $659, and $356                                                    12,525           6,769
   Advances to vendors                                                    76,891         540,139
   VAT recoverable                                                        83,414          78,640
   Inventories                                                         1,591,223       1,069,408
   Deposits and prepaids                                                 248,288         332,867
   Deferred tax assets                                                     4,955           9,024
                                                                   -------------   -------------

Total current assets                                                   6,094,371       6,416,600
                                                                   -------------   -------------

Loan receivable from a related party                                        --         2,140,607
Escrow receivable                                                           --         1,500,000
Property and equipment, net                                            1,354,238       1,234,549
                                                                   -------------   -------------

Total assets                                                       $   7,448,609   $  11,291,756
                                                                   =============   =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     111,569   $       6,526
   Deferred revenue                                                      537,046         579,996
   Employee welfare payable                                               67,240          79,707
   VAT payable                                                              --             6,671
   Other taxes payable                                                    26,171         106,916
   Accrued liabilities                                                    22,919          53,295
                                                                   -------------   -------------

Total current liabilities                                                764,945         833,111
                                                                   -------------   -------------

Total liabilities                                                        764,945         833,111
                                                                   -------------   -------------

Redeemable common stock, 0.001 par value; 1,482,456 shares
   issued and outstanding, with a redemption price of $1.14
   per share                                                                --         1,690,000
Commitments

Stockholders' equity:
   Common stock - $0.001 par value, 100,000 000 shares
     authorized, 13,782,636 shares and 15,536,236 shares
     issued and outstanding and additional paid-in capital                13,783          15,537
   Additional paid-in capital                                          1,436,217       2,541,456
   Retained earnings                                                   5,233,652       6,211,485
   Accumulated other comprehensive income (loss) - translation
     adjustments                                                              12             167
                                                                   -------------   -------------

Total stockholder's equity                                             6,683,664       8,768,645
                                                                   -------------   -------------

Total liabilities and stockholders' equity                         $   7,448,609   $  11,291,756
                                                                   =============   =============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (In U.S. Dollars)



                                              Three Months Ended Sep. 30,    Nine Months Ended Sep. 30,
                                             ----------------------------   ----------------------------
                                                 2003            2004           2003            2004
                                             ------------    ------------   ------------    ------------
                                              (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Revenues:
   Mobile phones distribution                $  3,183,577    $       --     $ 10,968,075    $  4,914,465
   Mobile phone sales to a related party             --         6,239,802           --        10,512,821
   Service revenue, net                           659,440         779,719      2,351,449       2,467,990
                                             ------------    ------------   ------------    ------------

Total revenues                                  3,843,017       7,019,521     13,319,524      17,895,276

Cost of goods sold                              2,961,937            --        9,988,095       4,526,396
Cost of goods sold to a related party                --         6,126,537           --        10,132,267
Cost of service                                   256,721         196,882        708,475         660,791
                                             ------------    ------------   ------------    ------------

Gross profit                                      624,359         696,102      2,622,954       2,575,822

Operating expenses:
   Selling                                         40,770          42,748        116,241         127,833
   General and administrative                      88,733         177,675        292,784       1,462,504
   Loss on disposal of fixed assets                  --              --             --              --
                                             ------------    ------------   ------------    ------------

Total operating expenses                          129,503         220,423        409,025       1,590,337
                                             ------------    ------------   ------------    ------------

Income from operations                            494,856         475,679      2,213,929         985,485

Agency income from a related party                   --           130,060           --           130,060
Interest expense                                   (1,208)         18,339        (10,873)         31,931
                                             ------------    ------------   ------------    ------------

Income before income taxes                        493,648         624,078      2,203,056       1,147,476

Income tax provision (benefit)                     37,024          54,306        165,229         169,643
                                             ------------    ------------   ------------    ------------

Net income                                   $    456,624    $    569,772   $  2,037,827    $    977,833
                                             ============    ============   ============    ============


Other comprehensive income (loss):
   Translation adjustments                   $        (17)   $          3   $       (119)   $        155
                                             ------------    ------------   ------------    ------------

Comprehensive income                         $    456,605    $    569,775   $  2,037,706    $    977,988
                                             ============    ============   ============    ============


Basic and diluted earning per share          $       0.03    $       0.03   $       0.15    $       0.07

Weighted average common shares outstanding     13,782,636      17,018,692     13,782,636      14,927,857



          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  (Years Ended December 31, 2002 and 2003 and Nine Months Ended Sep. 30, 2004)
                                (In U.S. Dollars)




                                           Common                                                  Accumulated
                                -----------------------------     Additional                          Other            Total
                                    Stock           Stock          Paid-in          Retained      Comprehensive    Stockholders'
                                    Shares          Amount         Capital          Earnings      Income (Loss)       Equity
                                -------------   -------------   -------------    -------------    -------------    -------------
Balance, January 1, 2002           13,782,636   $      13,783   $   1,436,217          336,674    $        (117)   $   1,786,557

Net income                               --              --         2,008,998             --          2,008,998

Translation adjustments                  --              --              --               (252)            (252)
                                -------------   -------------   -------------    -------------    -------------    -------------


Balance, December 31, 2002         13,782,636          13,783       1,436,217        2,345,672             (369        3,795,303

Net income                               --              --         2,887,980             --          2,887,980

Translation adjustments                  --              --              --                381              381
                                -------------   -------------   -------------    -------------    -------------    -------------


Balance, December 31, 2003         13,782,636          13,783       1,436,217        5,233,652               12        6,683,664

Recapitalization and
   reorganization (unaudited)       1,585,705           1,586         308,465             --               --            310,051

Shares issued for consulting
   expense (unaudited)                167,895             168         604,254             --               --            604,422

Shares issued for proceeds
   of $190,000 (unaudited)            166,667            --           410,001             --               --            410,001

Shares issued for proceeds
   of $1.5 million (unaudited)
   (See Note 3)                     1,315,789            --              --               --               --               --

Offset by issuing cost
   (unaudited)                           --              --          (217,481)            --               --           (217,481)

Net income (unaudited)                   --              --              --            977,833             --            977,833

Translation adjustments                  --              --              --               --                155              155
                                -------------   -------------   -------------    -------------    -------------    -------------

Balance, Sep.30 2004               17,018,692   $      15,537   $   2,541,456        6,211,485    $         167    $   8,768,645
                                =============   =============   =============    =============    =============    =============



          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                        CONSOLIDATED CASH FLOW STATEMENTS
                                (In U.S. Dollars)

                                                     Nine Months Ended Sep. 30,
                                                     --------------------------
                                                         2003           2004
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                        $ 2,037,827    $   977,833
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                       172,271        138,851
     Bad debt expenses                                     3,499          4,257
     Stock compensation                                     --        1,014,423
       Deferred tax assets                                 5,556         (4,069)
     Changes in assets and liabilities:
       Accounts receivables                             (251,770)    (1,891,866)
       Prepaids, deposit and advances to employees        34,218        (80,574)
       Advance to vendors                             (1,153,961)      (463,248)
       Inventories                                    (1,403,365)       521,815
       Accounts payable                                  474,889       (105,043)
       Deferred revenue                                  235,579         42,950
       Employee welfare payable                           15,609         12,467
       VAT recoverable                                   201,194          4,774
       VAT payable                                          --            6,671
       Other taxes payable                                49,309         80,745
       Accrued liabilities                                 9,223         30,376
                                                     -----------    -----------

Net cash provided by operating activities                429,957        290,362
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property, equipment, and software        (141,898)       (19,162)
   Decease (Increase) in due from a related party       (604,062)    (2,140,607)
                                                     -----------    -----------

Net cash provided by (used in) investing activities     (745,960)    (2,159,769)
                                                     -----------    -----------

Cash flows from financing activities:

   Reorganization and recapitalization                      --          310,051
   Proceeds from issuing redeemable common stock            --        1,690,000
   Escrow receivables                                       --       (1,500,000)
   Issuing cost                                             --         (217,481)
                                                     -----------    -----------

Net cash provided by (used in) financing activities      282,570
                                                     -----------    -----------

Foreign currency translation                                (119)           155
                                                     -----------    -----------

Net increase in cash and cash equivalents               (316,003)    (1,586,682)

Cash and cash equivalents, beginning of the period     1,193,690      1,713,748
                                                     -----------    -----------

Cash and cash equivalents, end of the period         $   877,687    $   127,066
                                                     ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                        $      --      $      --
     Income taxes                                           --             --
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of PRC, is the primary currency of the economic environment in which the operations of THC Data Technology Co., Ltd., or THC are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

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

Revenue Recognition

Revenues generated from sales of mobile phones are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.

The Company, through TCH, provides wireless receiver users with access to certain financial information provided by stock exchanges, comments and analysis on PRC based stock market activity provided by certain reputable security investment companies in China, lottery information, weather forecast, and other value added services through the execution of a monthly subscription agreement or through the purchase of a pre-charged service card. TCH purchases the aforementioned information from respected vendors, reformats it through decoding and recoding and transmits the reformatted information via Shanghai Sifang Information Technology Co., or Sifang Information to pager users. The information is constantly stored in the Company's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users need to make payments for a three- to six-month subscription in advance. TCH records the proceeds as deferred revenue and amortizes the deferred revenue over the subscription period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access the Company's server or starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

In response to a retailer's request, the Company has an installing agent install the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fee to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue, correspondingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscription with China Mobile and/or China Unicom (collectively "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd., or Tianci, contract with the Mobile Operators for the transmission of the Company's value-added information service. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag of a few months between the end of a particular service period and the date the Mobile Operators send out their billing statements due to the
segregated  billing  systems  of  each  provincial   subsidiary  of  the  Mobile
Operators. For the nine months ended September 30, 2004, approximately 13% of the Company's service revenue from mobile phone users is recognized based on monthly billing statements prepared by the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received. This type service is not covered by a monthly service subscription and the Company has no control over whether it will incur. These network usage fees charged by the Mobile Operators are reflected as a part of cost of services in the financial statements. Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company currently records the mobile phone service revenue based on the amounts paid by its customers net of the Mobile Operators' service charge for billing and collection on behalf of the Company. According to EITF Issue No. 99-19, recognizing revenue on a net basis in this situation is appropriate if the Company does not act as a principal, in connection with the provision of its services. Factors which support a conclusion that the Company is not acting as a principal include:

     o limited ability to adjust the cost of services by adjusting the design or marketing of the service,
     o limited ability to determine prices, the Company must follow the price policy within ranges prescribed by Mobile Operators, and
     o    limited ability to assume risk of non-payment by customers.

The Company has very limited ability to adjust the ratio of our revenues to cost of services (which include the Mobile Operators' network usage fee, and other fees, if any). In addition, the majority of service revenue derived from mobile phone users is subject to the floor price for monthly service set by the Mobile Operators and the Company does no have an ability to negotiate with its customers. The Mobile Operators will normally make payments within several months after the Company receives the billing statement because it takes time for the Mobile Operators to collect payments from the Company's customers. Consequently, the Company actually bears less risk of non-payment by customers as Mobile Operators need to take care of their collections first. Only about 13% of the total service revenue derived from mobile phone users in the nine months ended September 30, 2004 was billed through the Mobile Operators' billing systems. Whereas, there are three items of mobile phone services over which the Company does have an ability to determine prices. The portion of this type of revenue was immaterial in the nine months ended September 30, 2004. Therefore, the Company has concluded that reporting net revenue billed through the Mobile Operators' billing systems is appropriate.

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

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts was adequate as of September 30, 2003 and 2004. However, actual write-offs might exceed the recorded allowance.

The Company advances cash to sales people for their travel and business activity needs. Under certain circumstances, the advances to employees might not be fully recovered by the Company. Accordingly, the Company also provides allowances against any doubtful accounts. The following table presents combined allowance activities in accounts receivable and advances to employees.

                                                               September 30
                                                         -----------------------
                                                            2003         2004
                                                         -----------------------

Beginning balance                                        $   30,143   $   26,310
Additions charged to expense                                  8,507        2,203
Recovered                                                      --           --
Actual write off                                               --           --
                                                         ----------   ----------
Ending balance                                           $   38,650   $   28,513
                                                         ==========   ==========


Inventories

Inventories consist principally of mobile phones manufactured by name brand manufactures with various features and are stated at the lower of cost (first-in, first-out) or market.

Rebates and Credits Receivable

In 2004, the Company's major vendor began providing sales rebates and credits if the Company can fulfill certain sales volumes prescribed by the vendor in order to attract its distributors to sell more of its products. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held, correspondingly.

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

              Buildings                                 20 years
              Software                                  2-3 years
              Vehicles and other equipment              2-5 years

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the nine months ended September 30, 2003 and 2004.

Fair Value of Financial Instruments

The carrying amount of cash, notes receivable, accounts receivable, other receivables, advances to vendor, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. Loan receivable from a related party bear interest at 5% per annum which is similar to the market interest rate in China as of September 30, 3004.

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

Employee Welfare and Retirement Benefits

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution as a part of operating expense to State Administration of Labor Affairs. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $25,766, and $19,951 to these funds as part of selling, general and administrative expenses for the nine months ended September 30, 2003 and 2004, respectively.

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

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information registered in the Shanghai downtown and area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to be subject to a favorable income tax rate of 15% and qualifies for income tax exemption for three years from January 1, 2000 to December 31, 2002, and 50% of income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented on the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the nine months ended September 30, 2003 and 2004. The deferred tax assets are determined based on the historical income tax rates applicable at the Sifang Information level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensation, utilizing the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and to provide the pro forma disclosures required by SFAS No. 123. As of September 30, 2004, the Company has not granted any stock options to employees.

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The statement replaces the calculation of primary and fully diluted earnings
(loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The Company does not have any potential common share equivalents as of September 30, 2004.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


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

Sifang Holdings is the continuing operating entity for financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and stockholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. Please see the unaudited stockholders' equity statement for the period from January 1, 2004 to September 30, 2004. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. On August 6th, 2004, Boulder Acquisitions, Inc. changed its name to China Digital Wireless, Inc.

NOTE 3 - Equity Transactions

On June 23, 2004 the Company issued 167,895 share of its common stock to a consultant in lieu of cash payment. The trading price on June 23, 2004 was $3.60 per share, accordingly, the fair value of the 167,895 shares was $604,422.

On June 23, 2004, the Company issued 166,667 shares of its common stock to an existing stockholder at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. Pursuant to the signed stock purchase agreement, the Company granted to the existing stockholder an option which requires the Company to purchase the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)


purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing stockholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," the Company believes that these shares should be presented outside the permanent equity section, however, these shares should be considered to be included in determining basic earnings per share as there was no contingency surrounding these underlying shares. The above transaction occurred on June 23, 2004, the trading price on that day was $3.60 per share. Due to the nature of this insider transaction, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as deemed compensation to an existing stockholder by presenting the increase of $410,001 in additional paid-in capital and the increase of $410,001 in general and administrative expenses.

On June 28, 2004, the Company issued, in the aggregate, 1,315,789 of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on respective stock purchase agreements. Pursuant to the signed stock purchase agreements, the Company granted to each of three investors an option which requires the Company to purchase the aforementioned 1,315,789 shares, in aggregate, at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholders, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing stockholders' shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of September 30, 2004, the proceeds of $1.5 million were kept in an escrow. Due to the uncertainty of when a Form SB-2 will be declared effective, the Company treated this escrow receivable a long-term asset instead of a current asset. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," the Company believes that these shares should be presented outside the permanent equity section; however, these shares should be considered to be included in determining basic earnings per share as there was no contingency surrounding these underlying shares.

The Company incurred issuing expense of $217,481 (mainly audit and legal expense) and accounted for it as a reduction to additional paid-in capital.

NOTE 4 - Related Party Transactions

During the nine months ended September 30, 2004, the Company paid to Sifang Information the amount of $425,879 for transmitting value-added information to pager users pursuant to an information service and cooperation agreement between the Company and Sifang Information.

On June 30, 2004, TCH signed an agreement with Sifang Information Co. Ltd. for developing a smart card information system related to citizen health and exercise. This project is approved by the Shanghai Municipal Government. Pursuant to the signed agreement, Sifang Information will develop smart card information system in terms of the specifications contained the design blueprint. This card can be used for accessing gym facilities and other approved, related health facilities under the program. In accordance with the financial terms of the signed agreement, Sifang Information will take care of expenses related to the smart card marketing and related customer after-market services. TCH will take care of expenses related to the detailed smart card information system design and development, hardware and software maintenance, and related information service. In return, TCH is entitled to share a major portion of the future revenue generated by this smart card information system. In order to initiate this project, TCH gave Sifang Information a line of credit of up to RMB20,000,000 (equivalent approximately $2,418,000) for financing its market promotion and penetration and deployment, with an interest rate based on the market interest rate (at September 30, 2004 the interest rate was 5%), interest payable monthly and principal to be repaid by Sifang Information no later than June 30, 2006 resulting in an estimated total expense of approximately RMB22,800,000 (equivalent of $2.7 million). The aforementioned
$2.4 million includes the outstanding balance of amounts due from Sifang of $2,140,607 as of September 30, 2004. The interest income incurred on the outstanding balance due from Sifang Information for the nine months ended September 30, 2004 was $ 30,205, based on 5% as the annual interest rate. Currently, TCH is engaging in the process of designing the sophisticated software for the card information system and preparing for the operating of the related hardware.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY notes to consolidated financial statements
                                (In U.S. Dollars)



In the beginning of the third quarter of 2004, TCH had not obtained all necessary government issued VAT invoices. As such, TCH was prohibited from selling cellular phones to third parties. In lieu, TCH sold Samsung and other brand GSM and CDMA mobile phones to Shantian and Sifang Information , two related parties. As of September 30, 2004 the accounts receivable (trade) balance due from Shantian and Sifang Information was $2,177,459.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Management's Discussion and Analysis of Plan of Operation

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview of Business Background
-------------------------------

Our business is primarily conducted through our wholly-owned subsidiary Sifang Holdings Co., Ltd., or Sifang Holdings and its wholly-owned subsidiary TCH Data Technology Co., Ltd., or TCH Sifang Holdings was formed under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding 100% of the equity interests in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of People's Republic of china, or PRC on May 25, 2004, with a registered capital of $7.2 million.

Our current operations were originally a business division of Shanghai Sifang Information Technology Co., or Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its pager and mobile phone distribution business and the majority of its value added information services business to TCH by presenting a set of carve-out financial statements for the years ended December 31, 2002 and 2003 and three months ended March 31, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter. Being a receiving entity under the common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

On May 26, 2004, Sifang Information exchanged 100% of equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004, there were no activities in Sifang Holdings. As a result of the exchanging of ownership between TCH and Sifang Holdings, TCH's historical financial statements become the historical financial statements of Sifang Holdings.

As a result of the spin-off, TCH engages in the business of mobile phone distribution and the provision of pager and mobile phone users with access to certain value-added information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The value-added information is constantly saved on TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users are asked to make advance payments for either three or six-month subscription periods.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues generated from sales of mobile phones are recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

We provide wireless receiver users with access to certain financial information provided by stock exchanges, comments and analysis on stock market activity provided by certain reputable security investment companies in China, lottery information, weather forecasts, and other value-added products through the execution of a monthly subscription agreement or through the purchase of a pre-charged service card. We purchase the aforementioned information from respected vendors and reformat it through decoding and recoding and transmit the reformatted information via Sifang Information to pager users. We constantly store the reformatted information in our server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users need to make payments for three to six-month subscriptions in advance. We record the proceeds as deferred revenue and amortize the deferred revenue over the subscription period. When customers buy a pre-charged service card, we record the proceeds as deferred revenue. When a customer commences using this card to access our server or begins using a pager to access the aforementioned information, we identify the subscription period and amortize the deferred revenue over the subscription period.

In response to a retailer's request, we have an installing agent install our software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent with the pre-charged six-month subscription fee being paid to us. After a customer using such a phone dials the server to access the desired information, the server records a unique identification number installed on the mobile phone which indicates that a specific phone user starts his or her subscription period. After we receive a detailed list from the installing agent regarding the number of phones that have been installed with our software, we match this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, we record accounts receivable and deferred revenue, correspondingly. At the date on which a customer starts to dial into the server, the subscription period begins and we amortize deferred revenue accordingly.

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscription with China Mobile and/or China Unicom (collectively "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. Our affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd., or Tianci, contract with the Mobile Operators for the transmission of our value-added information service. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to us. We recognize net revenues based on the total amount paid by our customers, for which the Mobile Operators bill and collect on our behalf .. There is a time lag ranging from 10 days to 45 days between the service period cut-off date and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each provincial subsidiary of the Mobile Operators. For the nine months ended September 30, 2004, about 10% of our service revenue from mobile phone users is recognized based on monthly billing statements prepared by the provincial subsidiaries of the Mobile Operators. However, as of September 30, 2004 none of such revenue can be attributed to the relationship between Tianci and China Unicom, as billing delays have prevented us from recognizing any revenue from this relationship. We have also not recognized service revenue based on the records provided by our own server. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received (this type service is not covered by a monthly service subscription and we have no control over whether or not it will occur.). These network usage fees charged by the Mobile Operators are reflected as a part of cost of services in the financial statements. Network usage fees charged by the Mobile Operators are reduced for messages received by us because the Mobile Operators separately charge the sender a fee for these transmissions.

We currently record the mobile phone service revenue based on the amounts paid by our customers net of the Mobile Operators' service charge for billing and collection on our behalf. According to EITF Issue No. 99-19, recognizing revenue on a net basis in this situation is appropriate if we do not act as a principal in connection with the provision of our services. Factors which support a conclusion that we are not acting as a principal include:

     o limited ability to adjust the cost of services by adjusting the design or marketing of the service;
     o limited ability to determine prices, we must follow the price policy within ranges prescribed by Mobile Operators; and
     o    limited ability to assume risk of non-payment by customers.

We have very limited ability to adjust the ratio of our revenues to cost of services (which include the Mobile Operators' network usage fee and other fees, if any). In addition, the majority of service revenue derived from mobile phone users is subject to the floor price for monthly service set by the Mobile Operators as we do no have an ability to negotiate with our customers. The Mobile Operators will normally make payments within the 30 days after we receive the billing statement because it takes time for the Mobile Operators to collect payments from our customers. Consequently, we actually bear less risk of non-payment by customers as Mobile Operators must take care of their collections first. Only about 10% of the total service revenue derived from mobile phone users in the nine months ended September 30, 2004 was billed through the Mobile Operators' billing systems. Whereas, there are three items of mobile phone services over which we do have an ability to determine price, however, the portion of this type of revenue was immaterial in the nine months ended September 30, 2004. Therefore, we have concluded that reporting net revenue billed through the Mobile Operators' billing systems is appropriate.

Accounts Receivable, Employees Receivable, and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to our retail customers who are mainly located in the Shanghai metropolitan area. Typically, the credit terms require payment to be made within 30 days of the sale. We do not require collateral from our customers. We maintain our cash accounts at credit worthy financial institutions.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts was adequate as of September 30, 2004. However, actual write-offs might exceed the recorded allowance.

We advance cash to sales people for their travel and business activity needs. Under certain circumstances, the advances to employees might not be fully recovered by us. Accordingly, we also provide allowances against any doubtful accounts.

Inventories

Inventories consist principally of mobile phones manufactured by name brand manufactures with various features and are stated at the lower of cost (first-in, first-out) or market.

Rebates and Credits Receivable

In 2004 our major vendor began providing sales rebates and credits if we fulfilled certain sales volumes prescribed by the vendor in order to induce our distributors to sell more of our products. As a result, we are entitled to receive certain rebates and credits for the inventory held and sold by us within the specified period of time as defined by our vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from our accounts payable to our vendor and decrease the cost of goods sold or inventory held, correspondingly.

Impairment of Long-Lived Assets

We apply the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the nine months ended September 30, 2003 and 2004, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information, registered in the Shanghai downtown area, has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to be subject to a favorable income tax rate of 15% and qualifies for income tax exemption for three years from January 1, 2000 to December 31, 2002, and 50% of income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented on our financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the nine months ended September 30, 2003 and 2004, respectively. The deferred tax assets are determined based on the historical income tax rates applicable at the Sifang Information level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, Sifang Holdings financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

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

Discussion and Analysis of Operating Results

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

Mobile phone distribution

Our mobile phone distribution in the nine months ended September 30, 2004 increased by approximately $4,459,211, representing an approximately 41% increase, to $ 15,427,286 (including product sales to three related parties (Shanghai Shantian Telecommunication Technology Inc., Tianci Group Co., Ltd., or Tianci Group, and Sifang Information) as compared to $ 10,968,075 for the same period of the prior year. The increase was due mainly to our marketing effort and further facilitated by Samsung's marketing promotion. For the nine months ended September 30, 2004, Samsung's mobile phones accounted for about 97% of total product sales and other name brands mobile phones accounted for the remaining 3%. Compared to the nine months ended September 30, 2003, Samsung's mobile phones accounted for 99% of total product sales and other brands accounted for the balance. Market competition for mobile phone sales is so fierce that we decreased our overall mark-up ratio to 5.0% in order to maintain our market position, compared to the mark-up ratio of 8.9% for the same period the prior year.

Mobile phone sales to a related party

Before January 1, 2004 we only distributed CDMA mobile phones in the Shanghai area. Beginning in January 2004 we entered into the GSM mobile phone distribution business. Since the retail market channel related to our GSM mobile phone distribution was developed and maintained by Shanghai Shantian, in which Sifang Information holds a 51% equity interest, all of our Samsung GSM mobile phones were sold to Shanghai Shantian, which made Shanghai Shantian our second tier distributor. During the nine months ended September 30, 2004, we sold $10,512,821 of mobile phones with a reasonable mark-up of approximately 3.6% in order to support start-up stage of Shantian's business as compared to the aggregate mark-up ratio of 5.0% for the products sold to all other customers. Compared to the mark-up ratio of 7.9% in the first half year of 2004, the decrease in mark-up ratio was due mainly to the significant decline of mark-up to 1.8% for the three months ended September 30, 2004 compared to 7.0% for the same period of the prior year. Because TCH had not obtained all the government issued VAT invoices for the mobile phones distribution, the sales of mobile phones went through the related parties during the third quarter.

Service revenue, net

Total service revenue net of the related business tax and surcharge for the nine months ended September 30, 2004 increased by approximately $116,541, representing approximately a 5.0% increase, to $2,467,990 compared to $2,351,449 for the same period of the prior year. Moreover, the components of service revenue changed significantly. Service revenue from mobile phone users for the nine months ended September 30, 2004 increased by $1,433,076 to $1,828,041 compared to $394,965 for the same period of the prior year, representing an increase of approximately 363%, which resulted in the overall increase in service revenue. Service revenue from pager users for the nine months ended September 30, 2004 decreased by $1,316,535 to $ 639,949 compared to $1,956,484 for the same period of the prior year, representing approximately a 67% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. The decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Cost of goods sold

The cost of goods sold for the nine months ended September 30, 2004 increased by $4,670,568 to $14,658,663 compared to $9,988,095 for the same period of the prior year, representing an approximately 47 % increase. The increase was consistent with the increases in revenue from product sales.

Cost of service

The cost of service for the nine months ended September 30, 2004 decreased by $47,684 to $660,791 compared to $708,475 for the same period of the prior year, representing an approximately 6.7% decrease. This decrease was the result of a decrease in the content fee charged by the content providers from $66,901 to $25,538 in the comparison of the nine months ended September 30, 2004 and the same period last year. According to the contracts signed between TCH and other content providers who offered us information content related to securities, lottery entertainment and so on, we recorded all accrued expenses in the third quarter of year 2004. We expect that the final determined fee due to the providers will be confirmed in the fourth quarter of 2004. Meanwhile, we are striving to expand the contents included in our value-added services within the current fee-charge level and trying to establish collaborative relationships or partnerships with certain information content providers.

Gross profit

After considering the cost of goods sold and cost of service, our gross profit for the nine months ended September 30, 2004 decreased by approximately $47,132 to approximately $2,575,822, representing an approximately 1.8 % decrease, compared to the gross profit of $2,622,954 for the same period of the prior year. The decrease of gross profit was primarily attributable to the fact: (i) service revenue from pager users generated in the nine months ended September 30, 2004 decreased from $1,956,484 to $639,949, representing an approximately 67.3% decrease, compared to the same period in fiscal 2003; and (ii) the gross profit ratio of the mobile phone distribution for the first three quarters in fiscal 2004 decreased from 8.9% to 5.0% resulting in the decline of the total gross profit.


The following table presents in summary certain information related to the various components of revenue in a manner similar to segment reporting information.


                                                           Information     Information
                                           Mobile Phone     Service -        Service -
                                           Distribution    Mobile Phone        Pager           Total
                                           ------------    ------------    ------------    ------------
For nine months ended September 30, 2004

Revenue                                    $ 15,427,286    $  1,828,041    $    639,949    $ 17,895,276
Cost                                         14,658,663         150,900         509,891      15,319,454
Gross profit                                    768,623       1,677,141         130,058       2,575,822
Gross profit ratio                                  5.0%           91.7%           20.3%           14.4%

For nine months ended September 30, 2003


Revenue                                    $ 10,968,075    $    394,965    $  1,956,484    $ 13,319,524
Cost                                          9,988,095         163,827         544,648      10,696,570
Gross profit                                    979,980         231,138       1,411,836       2,622,954
Gross profit ratio                                  8.9%           58.5%           72.2%           19.7%

Other income, net

On July 16, 2004, Tianci Group, a related party to TCH, entered into an agreement with China Unicom to promote CDMA mobile phones and relevant monthly service for China Unicom. According to the signed agreement, should Tianci Group sell varieties of CDMA mobile phones owned by China Unicom to customers who would like to subscribe for monthly service for a period of two years with a monthly service fee of $3.38, Tianci Group would be entitled to receive an sales commission from China Unicom of $15.70 per unit, sales commission of $3.62 per SIM card, and $12.08 for monthly service subscription. Tianci Group feels that TCH has been in a better position to sell these CDMA mobile phones, SIM cards and monthly service subscriptions. Therefore, Tianci Group entered into an agent agreement with TCH and asked TCH to conduct these businesses on behalf of Tianci Group. Consequently, TCH would be entitled to receive the sales commission from Tianci Group based on the terms between Tainci Group and China Unicom. This agent business started in August 2004 along with the promotion initiated by China Unicom. As this business activity is more uncertain in nature, we reported this sales commission as other income instead of regular revenue. We recognized agent income of $130,060 in the nine months ended September 30, 2004 at TCH level. The recurrance of this type of transaction depends on the promotion initiated by China Unicom. Therefore, we recognize the agent income as other income.

Selling expenses

Selling expenses for the nine months ended September 30, 2004 increased by $11,592 to $127,833 compared to $116,241 for the same period of the prior year, representing an approximately 10% increase. The increase was due to promotion expenses for value-added information service related to mobile phone users. Advertising fees increased from $889 to $29,707.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2004 increased by $1,169,720 to $1,462,504 compared to $292,784 for the same period of the prior year, representing a material increase. The increase was due mainly to the stock-based compensation expenses of approximately $1,014,000 and an increase of $19,737 in software amortization expenses from $75,293 to $95,030. In addition, office rental expense increased by approximately $20,556 and audit and consultant fees incurred in the first three quarters of fiscal 2004 accounted for a $10,656 increase for the reorganization and recapitalization transaction. Other miscellaneous items accounted for the remaining increase of $4,355 for the nine months ended September 31, 2004.

Of the aforementioned stock-based compensation of $1,014,000 for the nine months ended September 30, 2004, $604,000 was the fair value of the 167,895 shares issued to a consultant in lieu of cash payment, and other $410,000 was total premium difference between the trading price ($3.60 per share) and the stock purchase price ($1.14 per share) per a stock purchase agreement resulting in the issuance of 166,667 redeemable shares.

Interest income (expense)

For the nine months ended September 30, 2004, interest income was $31,931, which was mainly derived from the amount due from Sifang Information. For the nine months ended September 30, 2003, there were two borrowing and lending transactions between TCH and Sifang Information resulting in the interest expense $10,873.

Income tax

TCH is subject to taxation under the laws of the PRC, and the statutory income tax rate for the nine months ended September 30, 2003 and 2004 was 7.5%. In the nine months ended of September 30, 2003 and 2004, income tax expense was $165,229 and $169,643, respectively, based on pretax income of $2,258,366 and $1,247,476 (which included the stock compensation of $1,014,000 incurred in the U.S.). Since the loss of approximately $1,014,000 incurred in the U.S. did not offset the taxable income in China, the income tax expense of $169,643 incurred in China was based on the taxable income of approximately $2,261,899.

Net income

We recorded net income of $977,833 for the nine months ended September 30, 2004, a $1,059,994 decrease in net income compared to a net income of $2,037,827 for the same period of the prior year, representing an approximately 52% decrease. The decrease in net income was attributable to (i) the increase in general and administrative expenses for the period compared to general and administrative expenses for the same period of the prior year, and (ii) the decrease of the gross profit generated from mobile phone distribution and the pager service business.

Earnings per share

The earnings per share for the nine months ended September 30, 2004 decreased by $0.08 to $0.07 compared to $0.15 for the same period of the prior year, representing an approximately 53% decrease. The decrease was due mainly to the decrease in our net income and the increase in the total outstanding shares of common stock as the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2004 increased by approximately 13%, compared the weighted average number of common stock outstanding for the same period of the prior year.

Three Months Ended September 30, 2004 Comparing to Three Months Ended September 30, 2003

Revenue

Mobile phone distribution

Revenue from mobile phone distribution in the three months ended September 30, 2004 increased by approximately $3,056,225 to $6,239,802 (all revenues being generated by sales to Shanghai Shantian, Tianci Group and Sifang Information, three related parties), representing an approximately 96% increase, compared to $3,183,577 for the same period of the prior year. Regarding mark-up ratios, there was a significant decrease in the mark-up ratio from approximately 7.0% to 1.8% during the three months ended September 30, 2003 and 2004, respectively. Because TCH has not obtained all the government issued VAT invoices for the mobile phones distribution, the sales of mobile phones went through the related parties during the third quarter.

Mobile phone sales to related parties

In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information service business by presenting a set of cave-out financial statements for the years ended December 31, 2002 and 2003 and three months ended March 31, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter (as well as the financial statements for the three months ended June 30, 2004). Although TCH has been conducting its business as a stand-alone entity since May of 2004, TCH was unable to invoice for sales until September 2004. As such, TCH was not entitled to distribute mobile phones to customers directly other than through the related parties. In order to prevent the depreciation of the existing inventories, TCH sold $5,963,048 worth of Samsung mobile phones at a price near actual cost to Sifang Information resulting in the significant decline of the total mark-up in the third quarter of fiscal 2004. TCH was able to invoice for sales and conduct its mobile phone distribution formally until after September of 2004, and the rebates due from our major vendor who provided TCH the mobile phones could be received and confirmed later in the period.

Service revenue, net

Total service revenue, net of related business tax and surcharges, for three months ended September 30, 2004 increased by approximately $120,279 to $779,719, as compared to $659,440 for the same period of the prior year, representing a 18.2% increase. The overall increase was the result of an increase of service revenue from mobile phone users that was greater than the decrease of service revenue for pager users. Service revenue for mobile phone users for three months ended September 30, 2004 increased by approximately $721,689 to $745,926 compared to $24,237 for the same period of the prior year, resulting from the expanding of our diversified services portfolio and the positive promotional effect. Service revenue for pager users for three months ended June 30, 2004 decreased by $601,410 to $33,793 compared to $635,203 for the same period of the prior year, representing an approximately 95% increase. We believe that service revenue from pager users will continue to decrease along with the increased popularity of mobile phones over pagers.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2004 increased by approximately $3,164,600 to $6,126,537 as compared to $2,961,937 for the same period of the prior year, representing an approximately 107% increase. The increase was consistent with the increase in revenue resulting from selling mobile phones.

Cost of service

The cost of service for the three months ended September 30, 2004 decreased by approximately $59,839 to $196,882 compared to $256,721 for the same period of the prior year, representing an approximately 23.3% decrease. The decrease was primarily attributable to the variation of the depreciation incurred in the third quarter of fiscal 2004, accounting for an approximately $18,986 decline in comparison of the same period of the prior year. Additionally, the reduction of the cost of purchasing information content from the content providers, from $26,243 to $11,477, was responsible for the decrease in cost of services. According to the contracts signed between TCH and other content providers who offered us information content related to securities, lottery entertainment and so on, we recorded all accrued expenses in the three months ended September 30, 2004. We expect that the fees due to the providers would be confirmed during the fourth quarter of fiscal 2004. Meanwhile, we are striving to expand the contents included in our value-added services within the current fee-charge level and trying to establish collaborative relationships or partnerships with certain information content providers.

Gross profit

After considering the cost of goods sold and cost of service, our gross profit for the three months ended September 30, 2004 increased by approximately $71,743, representing an approximately 11.5% increase, to approximately $696,102 as compared to $624,359 for the same period of the prior year. The increase was due mainly to the significant growth of the value-added information service for mobile phones users with a high gross profit, which increased from a negative $12,022 to a positive 715,720, offsetting the bad performance in the value-added information service for pager business and the decline of gross profit for our mobile phone distribution business.

However, the percentage of gross profit over the total revenue for the three months ended September 30, 2004 was approximately 9.9% compared to 16.2% for the same period of the prior year, representing a 28% decrease. The decrease is the result of: (i) the decline in mark-up ratio of mobile phone distribution for some special reasons, which has been discussed in the item "mobile phone sales to related parties" aforementioned; and (ii) given the decreased popularity of beep pagers in China. In terms of the agreement signed between TCH and Sifang Information, TCH is entitled to use Sifang Information's paging facility to render value-added service for pagers, and has to repay Sifang Information periodically for compensation, therefore, the fixed cost for pager service did diminish even though the revenue derived from value-added information service for pager users had declined significantly, which lead to the loss of information services for pager users in the third quarter of fiscal 2004.


The following table presents in summary certain information related to the various components of revenue in a manner similar to segment reporting information.

                                                    Information     Information
                                    Mobile Phone     Service -        Service -
                                    Distribution    Mobile Phone        Pager          Total
                                    ------------    ------------    ------------    ------------
For three months ended  September
30, 2004

Revenue                             $  6,239,802    $    745,926    $     33,793    $  7,019,521
Cost                                   6,126,537          30,205         166,677       6,323,419
Gross profit                             113,265         715,721        -132,884         696,102
Gross profit ratio                           1.8%           96.0%        -393.2%             9.9%

For three months ended  September
30, 2003

Revenue                             $  3,183,577    $     24,237    $    635,203    $  3,843,017
Cost                                   2,961,937          36,259         220,462       3,218,658
Gross profit                             221,640         -12,022         414,741         624,359
Gross profit ratio                           7.0%         -49.6%            65.3%           16.2%

Other Income

On July 16, 2004, Tianci Group, a related party to TCH, entered into an agreement with China Unicom to promote CDMA mobile phones and relevant monthly service for China Unicom. According to the signed agreement, should Tianci Group sell varieties of CDMA mobile phones owned by China Unicom to customers who would like to subscribe for monthly service for a period of two years with a monthly service fee of $3.38, Tianci Group would be entitled to receive an sales commission of $15.70 per unit, sales commission of $3.62 per SIM card, and $
12.68 for monthly service subscription. Tianci Group felt that TCH was in a better position to sell these CDMA mobile phones, SIM cards and monthly service subscriptions. Therefore, Tianci Group entered into an agent agreement with TCH and asked TCH to conduct these businesses on behalf of Tianci Group. Consequently, TCH would be entitled to receive the sales commission from Tianci Group based on the terms between Tainci Group and China Unicom. This agent business started in August 2004 along with the promotion initiated by China Unicom. As this business activity is more uncertain in nature, we reported this sales commission as other income instead of regular revenue. We recognized agent income of $130,060 in the three months ended September 30, 2004 at TCH level. The recurrance of this type of transaction depends on the promotion initiated by China Unicom. Therefore, we recognize the agent income as other income.

Selling expenses

Selling expenses for the three months ended September 30, 2004 increased by approximately $1,978 to $42,748 compared to $40,770 for the same period of the prior year, representing an approximately 5% increase. The slight fluctuation was due to promotion expenses related to value-added information services for mobile phone users.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2004 increased by approximately $88,942 to $177,675 compared to $88,733 for the same period of the prior year, representing a 100% increase. The increase was due mainly to the fact that the software amortization expenses increased from $9,283 to $38,092, representing a material rise. In addition, audit fees and consulting fees of $110,656 incurred in the third quarter of 2004, accounted for 62.3% of the total general and administrative expenses.

Interest income (expense)

For the three months ended September 30, 2004, there was $18,339 of income generated at TCH level, which was deprived from the interest of funds on deposit in the bank. (The accrued interest from amount due from Sifang Information was not accounted for properly.) For the three months ended September 30, 2003, the interest expense was approximately $1,208, which was paid to Sifang Information for temporary money borrowing for mobile phone distribution business.

Income tax

The Company's Chinese subsidiary is subject to taxation under the laws of the PRC, and the statutory income tax rate for the three months ended September 30, 2003 and 2004 was 7.5%. In the three months ended of September 30, 2003 and 2004, income tax expense was approximately $37,024 and $54,306, respectively, based on pretax income of $493,648 and pretax income $724,078.

Net income

The Company recorded a net income of $569,772 for the three months ended September 30, 2004, a $113,148 increase in net income compared to a net income of $456,624 for the same period of the prior year, representing a 25% increase. The increase in net income was mainly attributable to the significant growth of the mobile phone information service and the new bundle sales of CDMA mobile phones business.

Earnings (loss) per share

The earnings per share for the three months ended September 30, 2004 had no change compared to the earning per share for the three months ended September 30, 2003. The reason is that the increase of net income for the three months ended September 30, 2004 was offset by the increase in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

The Company's cash balance decreased by approximately $750,502 from approximately $877,568 as of September 30, 2003 to approximately $127,066 as of September 30, 2004. This decrease in cash was due primarily to the decrease in net income and the increase of accounts receivable.

The cash flow provided by operating activities for the nine months ended September 30, 2004 decreased by approximately $139,716 to $290,362 compared to $430,078 cash provided in operating activities for the same period of the prior year. We believe that the decrease was due mainly to the increase of $1,891,866 in accounts receivable offset by the non-cash expense of $1,014,423 and increase of $68,166 in current liabilities for the nine months ended September 30, 2004. First, net income of $977,833 for nine months ended September 30, 2004 compared to net income of $2,037,827 in the same period of the prior year, represented a change of $1,059,994. Second, the cash used in accounts receivable increased $1,891,866 in the nine months ended September 30, 2004 compared to the net cash used of $251,770 in the same period of the prior year, representing a change of $1,640,096. Advances to vendors increased by $463,248 at September 30, 2004 compared to the increase of $1,153,961 for the same period of the prior year, represented a positive change of $690,713. Inventory decreased by $521,815 at September 30, 2004, compared to the increase in inventory by $1,403,365. VAT recoverable in the nine months ended September 30, 2004 was a cash generator representing a change of approximately $196,420 compared to that in the same period of the prior year. However, the change in accounts payable was in a net cash used position in the nine months September 30, 2004, representing a negative change of approximately $579,932 compared to positive cash inflow of $474,889 for the same period of the prior year. The change in deferred revenue at September 30, 2004 was less than the change in deferred revenue for the same period of the prior year.

The cash flow used in investing activities for the nine months ended September 30, 2004 increased by $1,413,809 to approximately $2,159,769 compared to $745,960 for the same period of the prior year, representing a significant increase. The increase in cash used in investing activities was due mainly to the increase in loan receivables from Sifang Information, the parent company before the reverse acquisition. See our Note 4, "Related Party Transactions".

The cash flow provided by financing activities for nine months ended September 30, 2004 increased by approximately $282,570 compared to the absent cash inflow for the same period of the prior year. We believe that the increase was due mainly to the proceeds from issuing its common stock in addition to the fact that we did not have any payment for amount due to Sifang Information in the nine month period ended September 30, 2004.

We believe that current cash balance and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital. In regards to the capital expenditures, we have sufficient funds to expand our operations. We plan to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties.

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

Item 3. Controls and Procedures

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II  OTHER INFORMATION

Item 6.  Exhibits

The following documents are filed as part of this report:

31.1 Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHINA DIGITAL WIRELESS, INC.
                                             (Registrant)




Date: December 20, 2004                       /s/ Tai Caihua
                                             -----------------------------------
                                             Tai Caihua, Chief Executive Officer



Date: December 20, 2004                       /s/ Lu Qin
                                             -----------------------------------
                                             Lu Qin, Chief Financial Officer