Form 10KSB
period 2004-12-31
CHINA DIGITAL WIRELESS INC
filed 2005-05-02
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                                    For the fiscal year ended: December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                              Commission file number: 333-120431

                          CHINA DIGITAL WIRELESS, INC.
    -------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Nevada                                   90-0093373
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          429 Guangdong Road
        Shanghai, China 200001                              N/A
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (011) 86-21-6336-8686

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were US$24,690,006.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2005, is $4,904,968. The number of shares of common stock outstanding as of March 31, 2005 was 17,018,692.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CHINA DIGITAL WIRELESS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page


PART I

Item 1.       Description of Business.........................................1
Item 2.       Description of Property........................................29
Item 3.       Legal Proceedings..............................................29
Item 4.       Submission Of Matters To A Vote Of Security Holders............29

PART II

Item 5.       Market For Common Equity And Related Stockholder Matters.......29
Item 6.       Management's Discussion And Analysis Or Plan Of Operation......30
Item 7.       Financial Statements...........................................37
Item 8.       Changes In And Disagreements With Accountants On Accounting
              And Financial Disclosure.......................................37
Item 8A.      Controls And Procedures........................................38
Item 8B.      Other Information..............................................38

PART III

Item 9.       Directors And Executive Officers...............................38
Item 10.      Executive Compensation.........................................38
Item 11.      Security Ownership Of Certain Beneficial Owners And Management
              And Related Stock Holder Matters...............................38
Item 12.      Certain Relationships And Related Transactions.................38
Item 13.      Exhibits.......................................................39
Item 14.      Principal Accountant Fees and Services.........................40


Consolidated Financial Statements............................................F-1

                                     PART I

         When we use the terms "we," "us," "our" and "the company," we mean China Digital Wireless, Inc., a Nevada corporation, and its subsidiary. Our principal subsidiary is our wholly-owned subsidiary, Sifang Holdings Company Limited. Sifang Holdings Company Limited has a wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd.

         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis or Results of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section below.

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Our  current  operations  include  providing  value  added  information
services  and  cellular  phone   distribution   through  our  Chinese  operating
subsidiary.

Overview

         Value-Added Information Services. We render value-added information services in China by purchasing content from third-party providers and reformatting that content. Our value-added information services enable wireless receiver (mobile phone and pager) users in China to access financial information and various entertainment-related services. We contract with our affiliated wireless service providers to transmit the reformatted content to customers of China's various network operators.

         The primary focus of our value-added information services is on providing wireless receiver users in China with access to financial information. We derive the vast majority of our value-added information services revenue from our financial information business. Our financial information software, Sifang Gutong, allows our customers to access stock and currency exchange information and execute stock trades. We are one of the largest stock information and trading value-added information service providers in China.

         We began providing our entertainment-related services, including icons, screen savers, multiplayer games, Western horoscopes, jokes, and sports and entertainment news during the latter part of 2003. These services are ancillary to our financial information services and they represent only a small portion of our value-added information services revenue at the present time.

         Leveraging our experience and understanding of the wireless value-added services market in China, we have consistently purchased and reformatted content, applications and technologies that are popular in the Chinese wireless market. To further enhance and differentiate our services, we have entered into, and will continue to actively pursue, collaborative relationships with third parties to customize, market and provide access to their content through various wireless technologies to Chinese consumers. In addition, all of our services are promoted by our sales force and supported by our customer service team, each of which is strategically based in Shanghai.

         In order to meet ownership requirements under Chinese law that restrict us, as a foreign company, from operating in certain industries such as value-added telecommunication and Internet services, we have entered into information service and cooperation agreements with two of our affiliates that are incorporated in the People's Republic of China: Sifang Information and Tianci. We hold no ownership interest in Sifang Information or Tianci. Sifang Information and Tianci contract with China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom, respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci pursuant to a signed agreement between Sifang Information and Tianci.

         Business History. We originally began operations as a Colorado corporation known as Boulder Brewing Company ("Boulder Brewing"). We were incorporated in Colorado on May 8, 1980 and operated as a microbrewery of various beers. Boulder Brewing was unable to become profitable within any segment of its core business, became illiquid, and was forced to divest itself of all of its assets. Boulder Brewing became dormant without any operations or assets in the second quarter of 1990.

         In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and changed its name to Boulder Acquisitions, Inc. ("Boulder Acquisitions"). The articles of incorporation and bylaws of the Nevada corporation became the articles of incorporation and bylaws of the surviving corporation. From the date of reincorporation until June 23, 2004, Boulder Acquisitions had no material operations or assets.

         On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. ("Sifang Holdings"). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement dated effective as of June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock, par value $0.001 per share, to the stockholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Sifang Holdings. We presently carry on the business of Sifang Holdings' wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd., a Chinese corporation, or TCH.

         Effective   August  6,  2004,   we  changed   our  name  from   Boulder
Acquisitions, Inc. to China Digital Wireless, Inc. The name change was undertaken in order to provide us with a name that is more indicative of the business operations we conduct.

         Our business is primarily conducted through our wholly-owned subsidiary Sifang Holdings and its wholly-owned subsidiary TCH Data Technology Co., Ltd. ("TCH Sifang Holdings"), which was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding 100% of the equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the People's Republic of China ("PRC") on May 25, 2004, with registered capital of $7.2 million. Our current operations were originally a business division of Shanghai Sifang Information Technology Co. ("Sifang Information"). Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

         On May 26, 2004, Sifang Information exchanged 100% of the equity interest in TCH for 100% of the equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix
D. Prior to May 26, 2004, there were no activities in Sifang Holdings. As a result of the exchange of ownership between TCH and Sifang Holdings, TCH's historical financial statements became the historical financial statements of Sifang Holdings.

         As a result of the spin-off, TCH engages in the business of mobile phone distribution and provides pager and mobile phone users with access to certain value-added information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers with a mark-up. In the process of providing value-added information services through monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The value-added information is constantly saved on TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users agree to make advance payments for our services for either three or six-month subscription periods.

         Distribution. We distribute various mobile phone brands in the Shanghai, China region. We distribute mobile phones manufactured primarily by SAMSUNG Electronics Co., Ltd. ("Samsung"), and to a lesser extent, by Motorola, Inc. ("Motorola"). We began distributing Motorola mobile phones in early 2002 and Samsung mobile phones in November 2002. We began discontinuing our Motorola mobile phone distribution business on June 30, 2004. We will remain a distributor, for the Shanghai region, of nine different mobile phone models manufactured by Samsung, and plan to increase our sales of Samsung mobile phones.

         Six of the Samsung models we distribute are compatible with the CDMA network and three of the Samsung models we distribute are compatible with the GSM network. We plan to pre-install the end-user portion of our Sifang Gutong software in all of the Samsung mobile phones we distribute, and market our stock information, stock trading, and currency exchange services by placing brochures touting those services in the packaging of those Samsung mobile phones before we distribute the phones to retailers. We believe this process will increase name recognition of our financial information and stock trading services with wireless receiver users.

         There are three main first-tier wholesalers of Samsung phones in China:
Shanghai Taili Communication Equipment Co., Ltd., Shenzhen Tianyin Communication Development Co., Ltd., and Guangzhou Yingtai Data Power Technology Co., Ltd. These wholesalers contract, through local branches, with sub-wholesalers to distribute each model in a defined area. We have contracts with Shanghai branch offices of the three main first-tier wholesalers on whom we rely, making us a sub-wholesaler distributor of nine Samsung mobile phone models in the Shanghai region. We sell approximately 52% of our mobile phones to three retailers.

         We have rebate programs with Shanghai Taili Communication Equipment Co., Ltd. and Shenzhen Tianyin Communication Development Co., Ltd. whereby we are credited a certain portion of the sales price we paid to the first-tier wholesaler if we are able to fulfill certain sales volume prescribed by that first-tier wholesaler. As a result, we are entitled to receive certain rebates and credits for the inventory held and sold by us within a specified period of time as set by the first-tier wholesaler offering the rebate program.

Our Business Strategy

         Our objective is to maintain and strengthen our position both as a provider of wireless value-added information services and as a distributor of mobile phones in the Shanghai region. In order to achieve our objective, we plan to, among other things, increase the number of subscribers to our value-added information services by increasing the number of mobile phones we distribute and pre-installing those phones with the end-user portion of our Sifang Gutong software. Key strategies for achieving our goal are to:

         o Continue to expand and diversify our portfolio of wireless value-added information services, including new SMS, 2.5G and other next generation services such as those compatible with 3G,

         o Increase investment in sales, marketing and branding, both in conjunction with network operators and through independent activities, in order to promote customer awareness of our wireless value-added information services in China,

         o Continue to strengthen our relationships with China Mobile and China Unicom by increasing our sales presence at the national and local levels and through joint marketing and promotion activities,

         o        Expand  our  marketing   channels  by  continuing  to  develop
                  integrated marketing campaigns with traditional media outlets,

         o Continue to be a sub-wholesaler of Samsung mobile phones and increase the number of models of mobile phones that we distribute, and

         o Work on establishing relationships with new mobile phone manufacturers and wholesalers in order to diversify our distribution business.

Our Value-Added Information Services

Financial Services

         Our primary focus with regard to value-added information services is the provision of financial information services utilizing our Sifang Gutong software. This software, developed by Chengao, utilizes the JAVA and BREW platforms. JAVA and BREW utilize the more advanced 2.5G technology standard, which enables high-capacity wireless data transmissions. As a result, services offered over these platforms are more sophisticated and offer users higher quality graphics and richer content and interactivity, commanding a premium price over our other services. Our Sifang Gutong software enables our mobile phone and pager customers to access quotes and retrieve customized investment-related information, as well as access our currency exchange information.

         Sifang Gutong provides our mobile phone and pager customers with the ability to receive streaming real-time quotes, including stocks, most active issues, largest gainers and losers, and mutual funds for securities trading on the Shenzhen and Shanghai stock exchanges. Our Sifang Gutong software available to mobile phone users includes a stock trading function that enables our mobile phone customers to directly place orders to buy and sell securities listed on the two aforementioned stock exchanges. Our trading window corresponds with the hours that securities markets are open from 9:30 a.m. to 11:30 a.m., and from 1:00 p.m. to 3:00 p.m., Beijing Time.

         We receive a continuous direct feed of detailed quote data, market information and news. Our customers can create customized lists of stocks for quick access to current trading information. Through our relationships with financial information companies such as Shanghai Stock Information Company, we also provide access to breaking news, charts, market commentary and analysis.

         The value-added financial information we offer can only be accessed by a customer on whose mobile phone or pager the end-user portion of our Sifang Gutong software has been installed. We plan to pre-install the end-user portion of our Sifang Gutong software in all of the Samsung mobile phones that we distribute. With regard to mobile phones and pagers not distributed by us, we will provide installation of our Sifang Gutong software free of charge upon request.

         Pursuant to the request of a Beijing retailer, we entered into an agreement with Chengao and Sifang Information whereby Chengao installs the end-user portion of our Sifang Gutong software into mobile phones owned by the retailer. The retailer sells these phones at a premium price to consumers. In return for the premium price, the consumers receive our value-added information services for six months free of charge. The retailer passes the premium back to Chengao, who retains a small installation fee and then passes the remainder on to us. This relationship helps us market our value-added information services and enables us to establish relationships with new customers.

Other Services

         We also provide icons and screen savers, multiplayer action games, Western horoscopes, jokes and event-driven or entertainment news updates. These services represent only a small portion of our value-added information services revenues at the present time. However, we believe that providing wireless receiver users in China access to entertainment-related services increases our ability to retain our financial information subscribers and expand our subscriber base, and we expect the entertainment-related services portion of our value-added information services business will grow over time.

         o Horoscopes. With this service, users can obtain daily Western horoscopes via their mobile phones or pagers.

         o Games. We offer interactive SMS, JAVA and WAP-based games that can be played on the screens of mobile phones. These games are designed to be easy to play on the dial pad of a mobile phone and to maximize the graphics available on mobile phone screens. Our current game offerings include our popular titles Ant Kingdom and English Island. Ant Kingdom, designed for the WAP platform, is a role-playing game set in the kingdom of Ant. Players begin play as a soldier, and as they gain experience in the game, gradually build their character to higher levels such as captain, officer and eventually, king. The goal of the game is to be the king. In English Island, a JAVA-based educational game, players are given English words and must spell them correctly. Every time a player spells a word correctly, the player's score increases. The faster a player can spell words correctly, the higher the score he can achieve.

         o Jokes. We send users of this service a variety of jokes on demand or via automatic daily messages.

         o News. We automatically send periodic SMS messages on recent event-driven news, sports (especially soccer), or entertainment events to subscribers of this service. Mobile phone users can also download desired information on demand. We obtain our news content from government affiliated media companies, such as XinhuaNet and other local media.

Content Relationships

         Our content collaborators authorize the inclusion of their content in one or more of our value-added information services for a fixed fee which we pay directly to the provider. Our agreements with our content collaborators usually have a one-year term, and are non-exclusive. Currently, our key content collaborators are:

o        Shanghai Stock Information Company.
o        Xinhua News Agency (Shanghai).
o        Shanghai Wanguo Stock Information Company.
o        Shanghai Yibang Stock Information Company.
o        Shanghai Shiji Stock Information Company.
o        Korea Techall Co., Ltd. (which provides game content).
o        Shanghai Shenfa Software Co., Ltd. (which provides game content).

Marketing Relationships

         Sifang Information and Tianci, our affiliated value-added mobile phone service providers, have marketing relationships with China Mobile and China Unicom. We sell and market our services principally through China Mobile and China Unicom. We also sell and market through Sifang Information's Web site, www.sifang.net, and promotional events, direct marketing, media advertising and other activities.

         We are also focused on expanding our marketing channels by developing integrated marketing campaigns with traditional media outlets and multinational corporations. For example, we have been involved in several marketing campaigns with Motorola whereby our wireless value-added services are promoted in their in-store and media advertising in China, and Motorola is in turn promoted through our services.

         We sell all of our paging value-added information services through our affiliated value-added paging service provider, Sifang Information. We contract directly with end users to settle all payments from pager users. We market our paging value-added information services through traditional media outlets, including newspapers and magazines, and directly to end-users.

Operator Channels

         General. All of our paging value-added information services are provided through the paging network owned by Sifang Information. We contract directly with the pager users to collect all fees generated from our value-added information services. We have an information service and cooperation agreement with Sifang Information that provides us exclusive access to their paging network for ten years. This agreement is automatically renewable for additional one year terms unless we decide to terminate. All of our mobile phone value-added information services are provided to mobile phone users by Sifang Information through the networks of China Mobile and China Unicom. Previously, mobile phone users paid for our services by purchasing pre-paid services cards. Now, our services are billed to mobile phone customers in one of two ways: (1) certain of our customers pay for our services in advance when they purchase our services and a mobile phone together in a premium package (through our relationship with Chengao and Sifang Information), and (2) our other customers (who do not purchase our services as part of any such premium package) are billed by the mobile operators, who collect the fees for our services, including both our data access and short message services, from their mobile phone subscribers. The mobile operators then pass those fees (net of fees charged by the mobile operator) to our affiliated value-added service providers, Sifang Information and Tianci, who in turn pass those fees to us in return for a small fee pursuant to the terms of information service and cooperation agreements between us and each of them.

         Our management team utilizes our experience in China to develop close ties with the key personnel of the mobile operators at the central and provincial levels. As of December 31, 2004, we had approximately two sales professionals strategically located in provinces and municipalities concentrated in the eastern and southern regions of China to work closely with the mobile operators at the local level, where pricing and important marketing and operational decisions are made. Our sales network enables us to work closely with operators to facilitate the approval required for new service offerings and for related pricing and to enjoy enhanced marketing and promotional support. We are also able to gain insight into developments in the local markets and the competitive landscape, as well as new market opportunities. Our sales professionals are well-incentivized; most of their compensation is tied to usage of our services in the applicable region.

         Coordinated  Marketing  Campaigns.   Our  affiliated  wireless  service
providers cooperate in marketing campaigns with China Mobile and China Unicom. These network operators distribute literature marketing us and our affiliates.

Non-Operator Channels

         We also focus on non-mobile operator sales and marketing activities, such as:

         o promoting Sifang Information's Web site, www.sifang.net, to potential users as a fun, easy-to-access place to request our wireless content and applications,

         o engaging in direct marketing to mobile phone users by, for example, including advertising inserts in users' bills from Shanghai Mobile and Shanghai Unicom,

         o engaging in direct marketing to stock market investors by, for example, including advertising inserts in investors' bills from brokerage companies such as GF Securities Co., Ltd., Guotai Junan Securities Co., Ltd., Everbright Securities Co., Ltd. and Guoxin Securities Co., Ltd.,

         o utilizing our database of users to create targeted marketing campaigns,

         o advertising in traditional media outlets such as newspapers and magazines, and

         o we plan to pre-install the Samsung mobile phones we distribute with the end-user portion of our Sifang Gutong software, and place brochures touting our stock information, stock trading and currency exchange services in the packaging of those phones, before distributing them to retailers.

Customer Research

         We spent $18,909 and $60,092 on marketing and advertising fees for our mobile phone distribution and value-added service business in fiscal 2003 and 2004, respectively. Our sales, marketing and product development activities are supported by our five-member customer research department. This department focuses our sales efforts in the following three distinct phases:

         Customer Acquisition. Our customer research department analyzes the success rates of various national and local marketing campaigns in which we are involved, including by user segment and cost per user, in order to determine which campaigns are the most effective. Using phone surveys, focus groups and analyses of usage patterns, the department also considers demographic and other market factors to identify product mixes and product categories which are suitable for the current market environment.

         Customer Conversion. To enhance our ability to convert one-time or occasional customers into regular users of our services, our customer research department analyzes customer and product churn rates across the market, average revenue per user data and other information. In this way, it can identify different customer segments and develop targeted marketing campaigns for those segments, including cross-selling and up-selling marketing campaigns.

         Customer Retention. Our customer research department evaluates ways to maximize user interest in our services through, for example, providing feedback to our product developers to improve product features based on customer information and bundling older services with newly launched services. It also creates various reward programs designed to enhance customer loyalty.

Customer Services

         We pride ourselves in providing high quality customer service. Our dedicated customer service center based in Shanghai provides our users real-time support and is staffed by 20 full-time professionals. The center currently operates everyday from 7:00 a.m. to 10:00 p.m. We strive to achieve the fastest response times and highest customer satisfaction levels in the industry.

Competitive Landscape

         There  are  currently  three  broad   categories  of  wireless  service
providers in China:

         o Portal service providers, which have established expertise in Internet content and have subsequently branched into mobile space. The portals serve as content aggregators offering a variety of wireless value-added services. These national portal operators include Sohu, NetEase, SINA, and Tom.com.

         o        Dedicated  service   providers,   whose  businesses  focus  on
                  offering a variety of wireless content directly to mobile users. These providers include Linktone, Newpalm and Mtone Wireless.

         o Niche service providers, which focus on a particular market segment or application that often builds on a pre-existing sector competency. These providers include Tencent, Enorbus, and Solute. We belong in this category because of our focus on financial information services.

         We may also face competition from international wireless service providers.

         As the mobile operators are becoming more selective in choosing their service providers to promote high quality content, ensure high levels of customer service and limit the number of providers with which they have to deal, scale is becoming more important, and we believe the industry will likely experience consolidation with the leading nationwide providers gaining more market share at the expense of smaller local providers. Nationwide providers may also acquire some of their smaller competitors to gain access to local relationships with the mobile operators in China or new product expertise.

         We estimate that we compete with between ten to twenty other sub-wholesalers for the rights to distribute Samsung phones in the Shanghai region. The three main competitive factors the wholesalers consider in granting a sub-wholesaler the rights to distribute a particular model include:

         Available Cash Flow. Sub-wholesalers must be able to pay for the mobile phones they desire to purchase from first-tier wholesalers. First-tier wholesalers will be hesitant to grant rights to distribute a particular model to a sub-wholesaler if that sub-wholesaler does not have sufficient capital to make large purchases. We believe that having adequate cash flow gives us a competitive advantage.

         Relationships with Retailers. The wholesalers look to the types of relationships sub-wholesalers have with large retailers when deciding which sub-wholesaler to utilize. We have strong relationships with three large retailers in Shanghai and sell approximately 52% of our mobile phones to these three retailers.

         Relationships with Wholesalers. We have relationships with the three major wholesalers of Samsung phones in China and have been sub-wholesalers for those three wholesalers for more than a year.

Employees

         The following table summarizes the functional distribution of our employees as of December 31, 2003 and 2004:

                                                  December 31,
              Department                     2003              2004

         Business Development                 5                 5
         Customer Research                    5                 5
         Customer Service                    20                 20
         Finance                              3                 3

                                                  December 31,
              Department                     2003              2004

         Human Resources                      2                 2
         Investor Relations                   2                 2
         Legal and Administrative             2                 2
         Sales and Marketing                 25                 25
         Product Development                 20                 20
         Technical Support                   10                 10

         Total                               94                 94



         All of our personnel are employed full-time and none of them are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Wireless Technology Standards in China

         Several different wireless technology standards have been developed which operate at different frequencies with both analog and digital radio signals. First generation wireless telephone systems employ analog technology, while newer systems employ digital technology. Digital wireless technology, commonly referred to as second generation technology, or 2G, multiplies the number of users that can be served by the same band of spectrum using analog technology. The wireless technologies most relevant in China currently include:

         o Global System for Mobile Communications, or GSM -- initially developed in order to facilitate unification and integration of telecommunications within the European Union has become widespread throughout most Asian countries. GSM technology breaks audio signals into sequential pieces of data of a defined length, places each piece into an information conduit at specific intervals and then reconstructs the pieces at the end of the conduit. A key component of the GSM system is the SIM card. Data stored on the card identifies the subscriber to the mobile network as well as the service authorized for that subscriber. Since the identity of the subscriber is held on the card, any mobile phone can be used in conjunction with the SIM card.

         o Code Division Multiple Access, or CDMA -- a digital technology standard which has been used in commercial operation by several operators in certain countries such as the United States and Korea. Unlike GSM, CDMA technology is a continuous transmission technology which uses a coding system to mix discrete audio signals together during transmission and then separates those signals at the end of transmission.

         Prior to the commercial rollout of third generation, or 3G, networks, 2.5G technology standards have been developed for both the GSM and CDMA technologies to offer higher data transmission speeds, enabling the use of more data intensive products. Current 2.5G wireless technologies include:

         o General Packet-Switched Radio Service, or GPRS -- offers faster data transmission with speeds ranging from 56 kilobits per second, or Kbps, to 114 Kbps via a GSM network. GPRS supports a wide range of bandwidths and is particularly suited for sending and receiving small bursts of data, such as e-mail and Web browsing, as well as large volumes of data. GPRS also makes it possible for users to make telephone calls and transmit data simultaneously.

         o CDMA 1x RTT -- an advanced CDMA-based technology which allows transmission of data at speeds of up to 144 Kbps, compared to a maximum of 64 Kbps for second generation CDMA networks.

         3G   represents   several   technology   standards   developed  by  The
International Telecommunications Union. Third generation technology has been developed for both the GSM standard and CDMA standard.

         Wireless value-added services can be offered through all of these technology standards and most commonly include:

         o Short Messaging Services, or SMS -- a service that enables a user to send and receive text messages comprised of words or numbers or an alphanumeric combination. SMS was created when it was incorporated into the GSM standard.

         o Wireless Application Protocol, or WAP -- a software protocol standard that defines a standardized means of transmitting Internet-based content and data to handheld devices such as mobile phones and pagers with secure access to e-mail and text-based Web pages. WAP supports most wireless networks including GSM and CDMA.

         o Multimedia Messaging Services, or MMS -- a method of transmitting graphics, video clips, sound files and short text messages over wireless networks using the WAP protocol. MMS, however, is not the same as e-mail in that MMS is based on the concept of multimedia messaging. An MMS message is coded so that the images, sounds and text are displayed in a predetermined order as one singular message. Furthermore, MMS does not support attachments as e-mail does.

         o JAVA -- a general programming environment that creates applications for the Internet or any other distributed networks. JAVA applications are intended to be independent of the hardware platform.

Market Overview

Wireless Value-Added Services as a Revenue Driver for the Mobile Operators

         As the wireless market in China continues to develop, an increasing portion of the mobile operators' users have relatively low per capita incomes. These subscribers generally yield lower levels of average revenue per user, or ARPU, because they are primarily users of pre-paid services. In addition, China's wireless market is becoming increasingly competitive, as demonstrated by the recent CDMA promotions by China Unicom, as well as the intra-city wireless offerings by China's two fixed-line operators, China Telecom and China Netcom, which offer users limited mobile services within a city based on Personal Handyphone Service or Personal Access System technology. In addition, China Telecom, China Netcom and possibly other parties are expected to be awarded two wireless licenses, although the timing of such grants is unclear. Both China Telecom and China Netcom are large, established companies with significant assets and the entry by them or other companies into the Chinese wireless market could lead to further competition among the mobile operators. Due to these pressures on the traditional voice-related businesses of the mobile operators, SMS and other wireless value-added services have become a key differentiator and increasingly important driver for the growth prospects of China Mobile and China Unicom. We believe wireless value-added services will play a key role in the mobile operators' competitive positioning when attracting and retaining users as well as in their efforts to reverse declining ARPU levels.

         Against this competitive backdrop, the market for wireless value-added services in China has expanded significantly and is expected to continue to grow at a fast pace. Currently, SMS services continue to represent the bulk of the wireless value-added services market in China. This market is increasingly shifting towards next generation technologies, with mobile operators upgrading their networks to GPRS and CDMA 1x RTT and users upgrading to next generation mobile phones that can operate with technologies such as MMS and WAP. China Mobile and China Unicom have recognized this opportunity and are collaborating with select service providers, including us, to further develop 2.5G applications and services.

Operators' Wireless Value-Added Services Initiatives in China

         China Mobile was the first to enter the market by introducing a popular trial SMS program in connection with the Sydney Olympic Games in August 2000. China Mobile later established its Monternet(TM) platform in November 2000. China Unicom started its Uni-Info platform in May 2001. Monternet(TM) and Uni-Info offer mobile phone users a single access point to order and pay for wireless value-added services.

         From the inception of Monternet(TM) and Uni-Info, China Mobile and China Unicom have outsourced almost all content and applications for their platforms, meaning that these operators, much like NTT DoCoMo and SK Telecom, rely almost entirely upon third-party service providers to drive their network traffic, supply attractive wireless services and increase revenue from their wireless value-added services. In turn, the operators focus on the operation of their networks. For their part, wireless value-added service providers in China rely on the two operators, China Mobile and China Unicom, for the network distribution of their content and services, billing and collection, and remittance of revenues. Both operators have established similar fee arrangements.

         In addition to their working relationships with third-party service providers, China's mobile operators will likely form closer alliances with mobile phone vendors in order to standardize user friendly access to and functionality for wireless value-added services in all mobile phones.

Government Regulation

         The following is a summary of the principal governmental laws and regulations that are or may be applicable to wireless service providers like us in China. The scope and enforcement of many of the laws and regulations described below are uncertain. We cannot predict the effect of further developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws, particularly with regard to wireless value-added services, which is an emerging industry in China.

Regulation of Telecommunication Services

         The telecommunications industry, including certain wireless value-added services, is highly-regulated in China. Regulations issued or implemented by the State Council, the Ministry of Information Industries, and other relevant government authorities cover many aspects of telecommunications network operation, including entry into the telecommunications industry, the scope of permissible business activities, interconnection and transmission line arrangements, tariff policy and foreign investment.

         The principal regulations governing the telecommunications services business in China include:

         o Telecommunications Regulations (2000), or the Telecom Regulations. The Telecom Regulations categorize all telecommunications businesses in China as either infrastructure telecommunications businesses or value-added telecommunications businesses. The latter category includes SMS and other wireless value-added services. Under the Telecom Regulations, certain services are classified as being of a value-added nature and require the commercial operator of such services to obtain an operating license, including telecommunication information services, online data processing and translation processing, call centers and Internet access. The Telecom Regulations also set forth extensive guidelines with respect to different aspects of telecommunications operations in China.

         o Regulations for the Administration of Foreign-Invested Telecommunications Enterprises (2002), or the FI Telecom Regulations. The FI Telecom Regulations set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign-invested telecom enterprise. Under the FI Telecom Regulations, a foreign entity is prohibited from owning more than 50% of the total equity in any value-added telecommunications business in China, subject to certain geographic limitations.

         o Administrative Measures for Telecommunications Business Operating License (2001), or the Telecom License Measures. Under the Telecom License Measures, an approved value-added telecommunications service provider must conduct its business in accordance with the specifications recorded on its Telecom Business Operating License.

         In addition to regulations promulgated at the national level by the Chinese government, the Shanghai municipal government has issued provisional regulations requiring SMS service providers to obtain licenses from or register with the local Ministry of Information Industries branch office before providing SMS service within the city. At this time, it is unclear whether national regulations will be promulgated regulating SMS services.

         Our affiliates, Sifang Information and Tianci, each have a value-added telecommunication services license issued by the Shanghai Municipal Telecommunications Administration Bureau, which is the local office of the Ministry of Information Industries. They are each also in the process of applying for an inter-provincial value-added telecommunication license with the Ministry of Information Industries.

Other Laws and Their Application

         Regulation of Internet Content Services. As a wireless value-added information services provider, we do not engage in the Internet portal business which typically involves the provision of extensive Internet content services, including Chinese language Web navigational and search capabilities, content channels, web-based communications and community services and a platform for e-commerce, such as auction houses. Sifang Information registered with the Shanghai Telecommunication Administration Bureau in January 2001 to provide commercial services at the www.sifang.net web site.

         As a commercial ICP provider, Sifang Information is prohibited from posting or displaying any content that:

         o        opposes  the  fundamental  principles  determined  in  China's
                  Constitution;
         o compromises state security, divulges state secrets, subverts state power or damages national unity;
         o        harms the dignity or interests of the state;
         o incites ethnic hatred or racial discrimination or damages inter-ethnic unity;
         o sabotages China's religious policy or propagates heretical teachings or feudal superstitions;
         o disseminates rumors, disturbs social order or disrupts social stability;
         o propagates obscenity, pornography, gambling, violence, murder or fear or incites the commission of crimes;
         o insults or slanders a third party or infringes upon the lawful rights and interests of a third party; or

         o includes other content prohibited by laws or administrative regulations.

Failure to comply with these prohibitions may result in the closing of Sifang Information's Web site.

         Regulation of News Dissemination through SMS Services. Pursuant to a circular issued by the Shanghai Communications Administration, distribution of news content through wireless applications like SMS must be approved by relevant government agencies. Both Sifang Information and Tianci have all necessary approvals.

         Regulation of Advertisements. The State Administration of Industry and Commerce, or the SAIC, is the government agency responsible for regulating advertising activities in China. The SAIC has not promulgated regulations specifically aimed at wireless advertising through a media other than the Internet, such as through SMS services. One provisional regulation issued by Shanghai municipal government prohibits service providers from sending SMS advertisements without the client's consent.

         As part of our non-mobile operator marketing activities, we have developed integrated marketing campaigns with traditional media outlets such as magazines and newspapers and multinational corporations through certain cross-selling efforts with companies, including Motorola and Samsung. If the SAIC were to treat our integrated marketing campaigns or other activities as being advertising activities, we would need to apply to the local SAIC for an advertising license to conduct wireless advertising business (through SMSs, for example). We can give no assurance that such application would be approved by the SAIC. Failure to obtain such approval could result in penalties including being banned from engaging in online advertising activities, confiscation of illegal earnings and fines.

         Foreign Exchange Controls. The principal regulations governing foreign exchange in China are the Foreign Exchange Control Regulations (1996) and the Administration of Settlement, Sale and Payment of Foreign Exchange Regulations
(1996), or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, Renminbi is freely convertible into foreign currency for current account items, including the distribution of dividends. Conversion of Renminbi for capital account items, such as direct investment, loans and security investment, however, is still subject to the approval of the State Administration of Foreign Exchange, or SAFE.

         Under the Foreign Exchange Regulations, foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account items (but not for other items). In addition, foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE.

Intellectual Property and Proprietary Rights

         We rely primarily on a combination  of copyright  laws and  contractual restrictions to establish and protect our intellectual property rights. We require our employees to enter into agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes, whether or not patentable or copyrightable, made by them during their employment are our property. They also sign agreements to substantiate our sole and exclusive right to those works and to transfer any ownership that they may claim in those works to us.

         While we actively take steps to protect our proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. This is particularly the case in China where the laws may not protect our proprietary rights as fully as in the United States.

Infringement or misappropriation of our intellectual property could materially harm our business. Sifang Information has registered the following Internet and WAP domain name www.sifang.net.

         Shanghai Sifang Communication Company ("Sifang Communication") has registered one trademark with China's Trademark Office. That trademark is our logo, a square (the English translation of "Sifang" is "square"). China's trademark law utilizes a "first-to-file" system for obtaining trademark rights. As a result, the first applicant to file an application for registration of a mark will preempt all other applicants. Prior use of unregistered marks, except "well known" marks, is generally not a basis for legal action in China. We may not be able to successfully defend or claim any legal rights in any trademarks for which we apply in the future.

         Pursuant to a license agreement between our affiliate, Sifang Communication, and us, we have the right to use our registered trademark, our square logo, whenever necessary. We also acquired all of Sifang Information's interest in the Sifang Gutong software pursuant to the terms of the spin-off of Sifang Information's business divisions focusing on value-added information services and distribution of mobile phones. We have the right to use the word "Sifang" and to market ourselves through www.sifang.net with regard to both of the spun-off divisions.

         Many parties are actively developing and seeking patent protection for wireless services-related technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others.


                                  RISK FACTORS

         In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors that may affect our future results and financial condition before investing in our securities. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results or to changes in our expectations.

RISKS RELATED TO OUR WIRELESS VALUE-ADDED INFORMATION SERVICES BUSINESS

WE DEPEND UPON CONTRACTUAL ARRANGEMENTS WITH OUR AFFILIATED VALUE-ADDED MOBILE PHONE SERVICE PROVIDERS, SIFANG INFORMATION AND TIANCI, FOR THE SUCCESS OF OUR BUSINESS. THESE ARRANGEMENTS MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP OF THESE BUSINESSES AND MAY BE DIFFICULT TO ENFORCE.

         Because we conduct our business only in China, and because we are restricted by the Chinese government from owning telecommunications or Internet operations in China, we depend on our affiliated value-added mobile phone service providers, Sifang Information and Tianci, in which we have no direct ownership interest, but with which we have entered into information service and cooperation agreements, to provide those services to mobile phone users in China through contractual agreements with the mobile operators, China Mobile and China Unicom. These arrangements may not be as effective in providing control over our value-added information services to mobile phone users in China as would be direct ownership of these businesses. For example, Sifang Information or Tianci could fail to take actions required to operate our business, such as entering into service contracts with China Mobile or China Unicom. Moreover, a portion of the fees for our services are paid by the mobile operators directly to Sifang Information and Tianci, which are then obligated to transfer all of those fees to us, in return for a small fee. If Sifang Information or Tianci fails to perform their obligations under these agreements, we may have to rely on legal remedies under Chinese law, which we cannot assure you would be effective or sufficient.

         In the opinion of our Chinese counsel, Grandall Legal Group (Shanghai), Sifang Information and Tianci each possess such licenses, permits, certificates, authorities and approvals, issued by appropriate governmental agencies or bodies in the People's Republic of China, as are necessary to conduct its business as presently conducted as well as to perform its obligations under any contracts between it and China Mobile and China Unicom, respectively. In addition, to the best knowledge of Grandall Legal Group (Shanghai), TCH is not in breach of or in default under any laws of the People's Republic of China or any approval, consent, waiver, authorization, exemption, permission, endorsement or license granted by any People's Republic of China governmental agencies. There are, however, substantial uncertainties regarding the interpretation and application of current and future Chinese laws and regulations, as discussed below.

WE DEPEND ON ONE SOFTWARE DEVELOPER FOR A SIGNIFICANT PORTION OF OUR SOFTWARE DEVELOPMENT, AS WELL AS FOR IMPORTANT MARKETING RELATIONSHIPS.

         We rely on Shanghai Chengao Industrial Co., Ltd., or Chengao, to develop a significant portion of our software, including our Sifang Gutong software. We also rely on Chengao to provide us with an important marketing relationship regarding the mobile phone version of our Sifang Gutong software. If we lose our relationship with Chengao, we could have a difficult time finding a suitable replacement in the short term.

OUR CORPORATE STRUCTURE COULD BE DEEMED TO BE IN VIOLATION OF CURRENT OR FUTURE CHINESE LAWS AND REGULATIONS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY OR AT ALL.

         In connection with China's entry into the World Trade Organization, or WTO, foreign investment in telecommunications and Internet services in China was liberalized to allow for 30.0% foreign ownership in value-added telecommunication and Internet services in 2002, 49.0% in 2003, and 50.0% thereafter. In order to meet these ownership requirements, we have entered into information service and cooperation agreements with Sifang Information and Tianci. We do not have any direct ownership interest in Sifang Information or Tianci. The original stockholder structure of Sifang Holdings was identical to the current stockholder structure of Sifang Information, and each of Sifang Information and Tianci are beneficially owned 69% by Tai Caihua, our president and the chairman of our board of directors. It is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of TCH's, Sifang Information's, or Tianci's existing or future ownership structure and businesses violate existing or future Chinese laws, regulations or policies. It is also possible that the new laws or regulations governing the telecommunication or Internet sectors in China that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, TCH's, Sifang Information's or Tianci's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied. In any such case, we could be required to restructure our operations, which could adversely affect our ability to operate our business effectively or at all.

WE DEPEND ON CHINA MOBILE AND CHINA UNICOM FOR DELIVERY OF OUR VALUE-ADDED INFORMATION SERVICES TO MOBILE PHONE USERS IN CHINA, AND THE TERMINATION OR ALTERATION OF SIFANG INFORMATION'S AND TIANCI'S VARIOUS CONTRACTS WITH EITHER OF THEM OR THEIR PROVINCIAL OR LOCAL AFFILIATES COULD MATERIALLY AND ADVERSELY IMPACT OUR BUSINESS.

         Our affiliated value-added mobile phone service providers, Sifang Information and Tianci, contract with the two principal mobile phone operators in China, China Mobile and China Unicom, to offer our wireless value-added information services to mobile phone users through these mobile phone operators, which service nearly all of China's approximately 282.2 million mobile phone subscribers. Given their dominant market position, our affiliated value-added mobile phone service providers' negotiating leverage with these operators is limited. If our affiliated value-added mobile phone service providers' various contracts with either operator are terminated or adversely altered, it may be impossible for our affiliated value-added mobile phone service providers to find appropriate replacement operators with the requisite licenses and permits, infrastructure and customer base to offer our services, and our business would be significantly impaired.

         Our value-added information services are provided to mobile phone users in China pursuant to contracts with Sifang Information and Tianci have with China Mobile and China Unicom and their provincial or local affiliates. Each of these contracts is non-exclusive, and has a limited term (generally one year). Our affiliates usually renew these contracts or enter into new ones when the prior contracts expire, but on occasion the renewal or new contract can be delayed by periods of one month or more. The terms of these contracts vary, but the operators are generally entitled to terminate them in advance for a variety of reasons or, in some cases, for no reason in their discretion. For example, several of our affiliates' contracts with the mobile operators can generally be terminated if:

         o our affiliate fails to achieve performance standards which are established by the applicable operator from time to time,

         o our affiliate breaches its obligations under the contracts, which include, in many cases, the obligation not to deliver content that violates the operator's policies and applicable law,

         o the operator receives high levels of customer complaints about our affiliate's services, or

         o the operator sends written notice to our affiliate that it wishes to terminate the contract at the end of the applicable notice period.

         Our affiliates may also be compelled to alter their arrangements with these mobile operators in ways which adversely affect our business. China Mobile and China Unicom have unilaterally changed their policies as applied to third-party service providers in the past, and may do so again in the future. We may not be able to adequately respond to negative developments in the contractual relationships between our affiliates and China Mobile or China Unicom in the future because we do not have a contractual relationship with China Mobile or China Unicom.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF CHINA MOBILE OR CHINA UNICOM OR BOTH BEGIN PROVIDING THEIR OWN WIRELESS VALUE-ADDED SERVICES.

         Our wireless value-added information services business may be adversely affected if China Mobile or China Unicom or both decide to begin providing their own wireless value-added services to mobile phone users. In that case, we would face enhanced competition, and our services could be fully or partially denied access to their networks.

WE DEPEND IN PART ON CHINA MOBILE AND CHINA UNICOM TO MAINTAIN ACCURATE RECORDS AND THEIR WILLINGNESS TO PAY OUR AFFILIATED VALUE-ADDED WIRELESS SERVICE PROVIDERS.

         We depend in part on China Mobile and China Unicom to maintain accurate records of the fees paid by mobile phone users and their willingness to pay our affiliated value-added wireless service providers. Specifically, the mobile operators provide our affiliates with monthly statements that do not provide itemized information regarding which of our services are being paid for. Our business and results of operation could be adversely affected if these mobile phone companies miscalculate the revenue generated from our services and our affiliates' portion of that revenue, or refuse to pay our affiliates altogether.

OUR REVENUES AND COST OF SERVICES ARE AFFECTED BY BILLING AND TRANSMISSION FAILURES WHICH ARE OFTEN BEYOND OUR CONTROL.

         Our affiliates do not collect fees for our services owed to them by China Mobile and China Unicom in a number of circumstances, including if:

         o the delivery of our service to a customer is prevented because his or her phone is turned off for an extended period of time, the customer's prepaid phone card has run out of value or the customer has ceased to be a customer of the applicable operator,

         o China Mobile or China Unicom experiences technical problems with their networks which prevent the delivery of our services to the customer,

         o we experience technical problems with our technology platform that prevent delivery of our services,

         o        our  affiliates   experience  technical  problems  with  their
                  technology platforms that prevent delivery of our services, or

         o the customer refuses to pay for our service due to quality or other problems.

         These situations are known in the industry as billing and transmission failures, and we do not recognize any revenue for services which are characterized as billing and transmission failures. The failure rate can vary among the operators, and by province, and also has fluctuated significantly in the past. If actual billing and transmission failures exceed our estimates, our revenues could be materially adversely affected.


CHINA MOBILE AND CHINA UNICOM MAY IMPOSE HIGHER SERVICE OR NETWORK FEES ON OUR AFFILIATED VALUE-ADDED SERVICE PROVIDERS IF WE ARE UNABLE TO SATISFY CUSTOMER USAGE AND OTHER PERFORMANCE CRITERIA.

         Fees for our wireless value-added information services are charged on a monthly subscription or per use basis. Based on our contractual arrangement and those of our wireless value-added service providers, we rely on China Mobile and China Unicom to bill and collect fees for our services from mobile phone users.

         China Mobile and China Unicom generally charge our affiliated value-added service providers service fees of 15% and 30% of the revenues generated by their services, respectively. To the extent that the number of messages sent by Sifang Information over China Mobile's network exceeds the number of messages their customers send to it, Sifang Information must pay per message network fees, which decrease in several provinces as the volume of customer usage of our services increases. The number of messages sent by Sifang Information will exceed those sent by end-users, for example, if a user sends Sifang Information a single message to order a game but Sifang Information in turn must send that user several messages to confirm his or her order and deliver the game itself. Tianci's service fees owed to China Unicom could also rise if Tianci fails to meet certain customer usage, revenue and other performance criteria. We cannot be certain that our affiliates will be able to continue to satisfy these criteria in the future or that the mobile operators will keep the criteria at their current levels. Any increase in China Mobile's or China Unicom's network fees and service charges could reduce our gross margins.

CHINA MOBILE AND CHINA UNICOM MAY TERMINATE THEIR RELATIONSHIPS WITH OUR AFFILIATES IF OUR AFFILIATES FAIL TO ACHIEVE MINIMUM CUSTOMER USAGE, REVENUE AND OTHER CRITERIA.

         Our business could be adversely affected if our affiliated value-added mobile phone service providers fail to achieve minimum customer usage, revenue and other criteria imposed or revised by China Mobile and China Unicom at their discretion from time to time. China Mobile and China Unicom, through their national and local offices, have historically preferred to work only with a small group of the best performing wireless value-added service providers, based upon the uniqueness of the service offered by each provider, total number of users, usage and revenue generated in the applicable province or municipality, the rate of customer complaints, and marketing expenditures in the applicable province or municipality.

THE SERVICES OUR AFFILIATED VALUE-ADDED MOBILE PHONE SERVICE PROVIDERS OFFER AND THE PRICES THEY CHARGE ARE SUBJECT TO APPROVAL BY CHINA MOBILE AND CHINA UNICOM, AND IF REQUESTED APPROVALS ARE NOT GRANTED IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our affiliated value-added mobile phone service providers must obtain approval from China Mobile and China Unicom with respect to each service that they propose to offer to their customers and the pricing for each such service. In addition, any changes in the pricing of our affiliates' existing services must be approved in advance by these operators. There can be no assurance that such approvals will be granted in a timely manner or at all. Moreover, under some of our affiliates' contracts with the operators, prices cannot be changed more than once every six months and prices must be within fixed parameters, depending on the service. Any failure of our affiliates to obtain, or any delay in obtaining, such approvals could place us at a competitive disadvantage in the market and adversely affect our business.

WE OPERATE IN A RAPIDLY EVOLVING INDUSTRY, WHICH MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR BUSINESS.

         We began commercially offering wireless value-added information services to mobile phone and pager users in China in January 2002, and since that time, the technologies and services used in the wireless value-added information services industry in China have developed rapidly. As a result of this rapid and continual change in the industry, the prospects of our value-added information service business should be considered in light of the risks and difficulties frequently encountered by businesses in an early stage of development. These risks include our ability to:

         o        attract  and  retain  users  for  our   wireless   value-added
                  information services,

         o expand the content and services that we offer and, in particular, develop and aggregate innovative new content and service offerings,

         o respond effectively to rapidly evolving competitive and market dynamics and address the effects of mergers and acquisitions among our competitors,

         o        build relationships with strategic partners, and

         o        increase awareness of our brand and user loyalty.

         Due to these factors, there can be no certainty that we will maintain or increase our current share of the highly competitive wireless value-added information services market in which we operate.

THE SUCCESS OF MUCH OF OUR WIRELESS VALUE-ADDED INFORMATION SERVICES IS SIGNIFICANTLY DEPENDENT ON OUR ABILITY TO OBTAIN AND REFORMAT DESIRABLE CONTENT AND TECHNOLOGY FROM THIRD PARTIES.

         We obtain much of our content, including financial information, games, logos, music, news and other information, from third parties. Furthermore, we expect that we will develop and purchase technology in connection with our development of next generation services such as MMS, JAVA and BREW. As the market for wireless value-added information services develops, content and technology providers may attempt to increase their profits from distribution arrangements by demanding greater fees or a share of revenues, which would adversely affect our financial performance. Many of our arrangements with content and technology providers are non-exclusive, have a term of one year, and are subject to renewal. If our competitors are able to obtain such content in a similar or superior manner or to develop, purchase or license the same technologies, it could adversely affect the popularity of our services and our negotiating leverage with third-party providers.

         If we fail to establish and maintain economically attractive relationships with content and technology providers and to thereafter successfully reformat their products, we may not be able to attract and retain customers or maintain or improve our financial performance.

WE DEPEND ON OUR SIFANG GUTONG SOFTWARE CONTINUING TO BE COMPATIBLE WITH NEW MOBILE PHONE MODELS.

         There can be no assurance that our Sifang Gutong software will be compatible with new mobile phones developed by manufacturers such as Samsung. If the software is no longer compatible, we will be forced to engage Chengao or an alternative software developer to develop software that is compatible with the new mobile phones or we will have to develop the software ourselves. If we are unable to either engage a software developer or develop software in house that is compatible with new mobile phones, we will lose a significant portion of our value-added information services revenue, including all of the pre-charged subscription fee revenues we receive pursuant to our information services and cooperation agreement among us, Chengao, and Sifang Information.

WE FACE INTENSE COMPETITION.

         The Chinese market for wireless value-added services is intensely competitive. We believe there are more than 800 service providers (including the three groups discussed below) as of June 30, 2004. We compete directly or indirectly with three groups of wireless value-added service providers in China:

         o portal service providers, which have established expertise in Internet content and have subsequently branched into mobile space. The portals serve as content aggregators offering a variety of wireless value-added services,

         o        dedicated  service   providers,   whose  businesses  focus  on
                  offering a variety of wireless content directly to mobile phone users, and

         o        niche service providers, which focus primarily on a particular
                  market  segment  or   application   that  often  builds  on  a
                  pre-existing sector competency.

         We have faced direct or indirect competition from all three groups since our entry into this market. Moreover, there are low barriers to entry for new competitors in the wireless value-added services market. As a result, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues.

MOST OF OUR VALUE-ADDED INFORMATION SERVICES REVENUES ARE DERIVED FROM THE SHANGHAI MUNICIPAL AREA AND SURROUNDING PROVINCES, AND THE TERMINATION OR ALTERATION OF OUR AFFILIATES' CONTRACTS WITH THE MOBILE OPERATORS, OR A GENERAL ECONOMIC DOWNTURN IN THOSE AREAS, COULD HAVE A PARTICULARLY ADVERSE EFFECT ON OUR BUSINESS.

         Per capita income levels and mobile phone penetration rates (i.e., the number of mobile subscribers divided by the population of China) in China are generally higher in the coastal and southern provinces, and most of our revenues are derived from those areas, including the municipality of Shanghai and the provinces of Beijing and Jiangsu.

WE DEPEND ON KEY PERSONNEL FOR THE SUCCESS OF OUR BUSINESS. OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THE SERVICES OF OUR KEY EXECUTIVES AND EMPLOYEES OR FAIL TO ADD NEW SENIOR AND MIDDLE MANAGERS TO OUR MANAGEMENT.

         Our future success is heavily dependent upon the continued service of our key executives, particularly Tai Caihua, our president and chairman of our board of directors, Fu Sixing, our chief executive officer, Lu Qin, our chief financial officer, and Qian Fang, our chief technology officer. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into non-competition agreements with TCH. We do not maintain key-man life insurance for any of our key executives. Management will spend approximately 30% of its time managing Sifang Information.

         We also rely on a number of key technology staff for the operation of our company. Given the competitive nature of our industry, the risk of key technology staff leaving our company is high and could disrupt our operations.

RAPID GROWTH AND A RAPIDLY CHANGING OPERATING ENVIRONMENT STRAIN OUR LIMITED RESOURCES.

         As our value-added information services customer base increases, we will need to increase our investment in our technology infrastructure, facilities and other areas of operations, in particular our product development, customer service and sales and marketing departments, which are important to our future success. If we are unable to manage our growth and expansion effectively, the quality of our services and our customer support could deteriorate and our business may suffer. Our future success will depend on, among other things, our ability to:

         o develop and quickly introduce new services, adapt our existing services and maintain and improve the quality of all of our services, particularly as new mobile technologies such as 3G are introduced,

         o expand the percentage of our value-added information services revenues which are recurring and are derived from monthly subscription based services,

         o        continue  to  enter  into  and  maintain   relationships  with
                  desirable content providers,

         o continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our company for less than one year,

         o develop and improve our operational, financial, accounting and other internal systems and controls, and

         o maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

ANY FAILURES OF THE MOBILE TELECOMMUNICATIONS NETWORK, THE INTERNET OR OUR TECHNOLOGY PLATFORM MAY REDUCE USE OF OUR SERVICES.

         Both the continual accessibility of China Mobile's and China Unicom's mobile networks and the performance and reliability of China's Internet infrastructure are critical to our ability to attract and retain our value-added information services customers . Moreover, our business depends on our ability to maintain the satisfactory performance, reliability and availability of our technology platform. The servers which constitute the principal system hardware for our operations are located in one location in Shanghai. Any server interruptions, break-downs or system failures, including failures caused by sustained power shutdowns, floods or fire causing loss or corruption of data or malfunctions of software or hardware equipment, or other events outside our control that could result in a sustained shutdown of all or a material portion of the mobile networks, the Internet or our technology platform, could adversely impact our ability to provide our services to our value-added information services customers and decrease our revenues.

COMPUTER VIRUSES AND HACKING MAY CAUSE DELAYS OR INTERRUPTIONS ON OUR SYSTEMS AND MAY REDUCE USE OF OUR SERVICES AND HARM OUR REPUTATION.

         Computer viruses and hacking may cause delays or other service interruptions on our systems. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect our systems against the threat of such computer viruses and hacking and to rectify any damage to our systems. Moreover, if a computer virus or hacking which affects our systems is highly publicized, our reputation could be materially damaged and usage of our services may decrease.

WE MAY BE HELD LIABLE FOR INFORMATION WE PURCHASE AND REFORMAT.

         We may face liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the reformatted content to which we provide access through our wireless value-added information services. For example, SMS news updates provided by us could possibly be deemed to contain state secrets in violation of applicable Chinese law. In addition, third parties could assert claims against us for losses incurred in reliance on information distributed by us. We may incur significant costs in investigating and defending these claims, even if they do not result in liability.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE EXPOSED TO INFRINGEMENT CLAIMS BY THIRD PARTIES.

         We rely on contractual restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our information services is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology and content. Our management may determine in the future to make application for copyright, trademark or trade secret protection if management determines that such protection would be beneficial and cost-effective.

         From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. In addition, third parties may initiate litigation against us for alleged infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business could suffer. Moreover, even if we are able to license the infringed or similar technology or content, license fees that we pay to licensors could be substantial or uneconomical.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

         The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

RISKS RELATED TO THE WIRELESS VALUE-ADDED SERVICES INDUSTRY

OUR ABILITY TO GENERATE REVENUES COULD SUFFER IF THE CHINESE MARKET FOR WIRELESS VALUE-ADDED SERVICES DOES NOT DEVELOP AS ANTICIPATED.

         The wireless value-added services market in China has evolved rapidly over the last four years, with the introduction of new services, development of consumer preferences, market entry by new competitors and adaptation of strategies by existing competitors. We expect each of these trends to continue, and we must continue to adapt our strategy to successfully compete in our market.

         In particular, we currently offer a wide range of wireless value-added information services for mobile phones using 2.5G technologies. There can be no assurance, however, that these 2.5G technologies and any services compatible with them will be accepted by consumers or promoted by the mobile operators. Moreover, there are numerous other technologies in varying stages of development, such as third generation mobile technologies, which could radically alter or eliminate the market for SMS or 2.5G services.

         Accordingly, it is extremely difficult to accurately predict consumer acceptance and demand for various existing and potential new offerings and services, and the future size, composition and growth of this market. Furthermore, given the limited history and rapidly evolving nature of our market, we cannot predict the price that wireless subscribers will be willing to pay for our services or the services of our affiliated value-added service providers or whether subscribers will have concerns about security, reliability, cost and quality of service associated with wireless services. If acceptance of our wireless value-added information services is different than anticipated, our ability to maintain or increase our revenue and profits could be materially and adversely affected.

THE POPULARITY OF OUR SERVICES WHICH OPERATE WITH NEXT GENERATION TECHNOLOGY STANDARDS ARE NECESSARILY DEPENDENT ON THE MARKET PENETRATION OF MOBILE PHONES THAT ARE COMPATIBLE WITH THOSE STANDARDS, WHICH IS BEYOND OUR CONTROL.

         Mobile phone users can access our MMS, WAP, JAVA, BREW and other services which operate with next generation technology standards only if they purchase mobile phones that are compatible with those standards. In particular, mobile phones that are 2.5G-compatible have historically been significantly more expensive in China than mobile phones using older technology such as GSM. Although the prices of 2.5G-compatible mobile phones have been dropping rapidly in recent quarters, we cannot be certain whether this trend will continue or the extent to which existing users will be willing to upgrade their mobile phones to obtain the latest technology. The pricing, marketing and other factors which affect the sales of more sophisticated mobile phones are all outside of our control, and weak sales of mobile phones for which we have developed services could adversely affect our business.

THE TELECOMMUNICATION LAWS AND REGULATIONS IN CHINA ARE EVOLVING AND SUBJECT TO INTERPRETATION AND WILL LIKELY CHANGE IN THE NEAR FUTURE. IF WE ARE FOUND TO BE IN VIOLATION OF CURRENT OR FUTURE CHINESE LAWS OR REGULATIONS, WE COULD BE SUBJECT TO SEVERE PENALTIES.

         Although wireless value-added services are subject to general regulations regarding telecommunication services, we believe that currently there are no Chinese laws at the national level explicitly governing wireless value-added services, such as our services related to MMS, WAP, JAVA, and BREW, and no Chinese government authority has been specifically designated to regulate these services. Many providers of wireless value-added services have obtained various value-added telecommunication services licenses, such as the licenses possessed by our Chinese affiliates, Sifang Information and Tianci. These value-added telecommunication licenses were issued by the local Shanghai Municipal Telecommunications Administration Bureau, and may not be sufficient to offer wireless value-added services on a national basis. Sifang Information and Tianci are in the process of applying with the Ministry of Information Industries for an inter-provincial value-added telecommunication license in accordance with the Ministry's general regulations regarding telecommunication services. However, we cannot predict whether either will be granted that license. Moreover, we cannot be certain that any local or national value-added telecommunication license requirements will not conflict with one another or that any given license will be deemed sufficient by the relevant governmental authorities for the provision of this category of service. It is also possible that new national legislation might be adopted to regulate such services.

         If we or our affiliates are found to be in violation of any existing or future Chinese laws or regulations regarding wireless value-added services or Internet access, the relevant Chinese authorities have the power to, among other things:

         o        levy fines;

         o        confiscate   our  income  or  the  income  of  our  affiliated
                  value-added service providers;

         o revoke our business license or the business licenses of our affiliated value-added service providers;

         o shut down our servers or the servers of our affiliated value-added service providers or block any Web sites that we or our affiliated value-added service providers may operate;

         o require us to discontinue any portion or all of our wireless value-added information services business; or

         o        require  our  affiliated   value-added  service  providers  to
                  discontinue any portion or all of their wireless value-added services business.

THE CHINESE GOVERNMENT, CHINA MOBILE OR CHINA UNICOM MAY PREVENT US FROM DISTRIBUTING, AND WE MAY BE SUBJECT TO LIABILITY FOR, CONTENT THAT ANY OF THEM BELIEVE IS INAPPROPRIATE.

         China has enacted regulations governing telecommunication service providers, Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes violates Chinese law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest, or is defamatory. In addition, our affiliated value-added service providers may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion.

         China Mobile and China Unicom also have their own policies regarding the distribution of inappropriate content by wireless value-added service providers and have recently punished certain providers for distributing content deemed by them to be obscene. Such punishments have included censoring of content, delaying payments of fees by the mobile operators to the offending service provider, forfeiture of fees owed by the mobile operators to the offending service provider and suspension of the service on the mobile operators' networks. Accordingly, even if our affiliated wireless value-added service providers comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government, China Mobile or China Unicom were to take any action to limit or prohibit the distribution of information or to limit or regulate any current or future content or services available to users, our revenues could be reduced and our reputation harmed.

         The Chinese government is expected to grant licenses to offer wireless services in China to China Telecom, China Netcom and possibly other parties with which our affiliated wireless value-added service providers have not yet developed close relationships. If those parties receive licenses and are successful in the market but our affiliates are unable to develop cooperative relationships with them, our business could be adversely affected.

         It is also possible that China Telecom, China Netcom and any other parties receiving wireless licenses may decide to offer wireless value-added services created by them, rather than by third-party service providers such as our affiliated wireless value-added service providers. In that case, our business could be adversely affected.

RISKS RELATED TO DOING BUSINESS IN CHINA

A DOWNTURN IN THE CHINESE ECONOMY MAY SLOW DOWN OUR GROWTH AND PROFITABILITY.

         The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability, will decrease if expenditures for wireless value-added services decrease due to a downturn in the Chinese economy. More specifically, increased penetration of wireless value-added services in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels so that mobile phones and related services become affordable to a significant portion of the population.

GOVERNMENT REGULATION OF THE TELECOMMUNICATIONS AND INTERNET INDUSTRIES MAY BECOME MORE COMPLEX.

         Government regulation of the telecommunications and Internet industries is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our wireless value-added information services customer base and limit access to our services.

THE UNCERTAIN LEGAL ENVIRONMENT IN CHINA COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU.

         The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Shanghai, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         o quarantines or closures of some of our offices which would severely disrupt our operations,

         o        the sickness or death of our key officers and employees, and

         o        a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

CHANGES IN CHINA'S POLITICAL AND ECONOMIC POLICIES COULD HARM OUR BUSINESS.

         The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

         o        economic structure;

         o        level of government involvement in the economy;

         o        level of development,

         o        level of capital reinvestment;

         o        control of foreign exchange;

         o        methods of allocating resources; and

         o        balance of payments position.

         As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

         Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI.

         The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MOBILE PHONE DISTRIBUTION INDUSTRY

WE ARE DEPENDENT ON THREE MAIN FIRST-TIER WHOLESALERS TO SUPPLY ALL OF OUR MOBILE PHONES.

         Our performance depends on whether we can continue to secure contracts with the three first-tier wholesalers of Samsung mobile phones on whom we rely. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new mobile phone models and any of the first-tier wholesalers on whom we rely could discontinue selling to us at any time. We may not be able to acquire new Samsung models in the future and we may not be able to acquire the models that we need in sufficient quantities or on terms that are acceptable to us in the future. As a result, our revenues may decrease.

OUR PERFORMANCE IS DEPENDENT ON THE POPULARITY OF SAMSUNG'S MOBILE PHONE MODELS.

         We primarily distribute mobile phones manufactured by Samsung and thus are dependant on Samsung's ability to create and deliver high quality mobile phone models in a cost effective and timely manner. Samsung is a leading manufacturer of mobile phones based on both the CDMA network and the GSM network in China. There can be no assurance that Samsung will continue to create high quality mobile phone models that are popular with consumers. As a result, our revenues may decrease. In addition, our success depends on our ability to anticipate and respond to changing mobile phone model trends and consumer demands in a timely manner. The models we distribute must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge which mobile phone models will be popular or the market for the models we distribute, our sales may decline or we may be required to sell our models at lower prices.

CASH FLOW.

         It is important that we have sufficient cash flow to purchase enough mobile phones from the first-tier wholesalers on whom we rely. If our cash flow decreases significantly, we will not be able to purchase a sufficient quantity of inventory to meet our customers' demands, which would have a negative impact on our sales, and may cause the first-tier wholesalers on whom we rely to look to other sub-wholesalers to distribute their mobile phones. This development would have a negative impact on our revenues.

CUSTOMERS.

         One of the factors the first-tier wholesalers on whom we rely consider when determining who they will use as a sub-wholesaler is the sub-wholesaler's relationship with retailers. Currently approximately 67% of our mobile phone sales are made to five retailers. We have no long-term sales contracts or other contracts that provide continued selling or pricing and any of the retailers we supply could discontinue buying from us at any time. If we lose our relationships with our five largest retailers, we will have a difficult time finding new large retailers to purchase our Samsung mobile phones and may lose our relationships with the first-tier wholesalers on whom we rely. This would have a negative impact on our business.

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE.

         Any material disruption or slowdown in our order processing systems resulting from labor disputes, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction in our net sales and could result in increased administrative and shipping costs.

WE FACE RISKS ASSOCIATED WITH DISTRIBUTION.

         We conduct all of our distribution operations from one facility in Shanghai, China. Any disruption in the operations at our distribution center could have a negative impact on our business.

COMPETITION.

         Despite the fact that we distribute nine Samsung mobile phone models in the Shanghai, China region, we face competition from distributors of different models of mobile phones manufactured by Samsung in the Shanghai region and from distributors of phones manufactured by companies other than Samsung that distribute in the Shanghai region.

         Competition is based on a variety of factors including maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels and the ability to anticipate technological changes and changes in customer preferences. The first-tier wholesalers on whom we rely or Samsung may acquire, startup, or expand their own distribution systems to sell directly to our customers.

RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE.

         The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

         o actual or anticipated fluctuations in our quarterly operating results,

         o        announcements of new services by us or our competitors,

         o        changes in financial estimates by securities analysts,

         o        conditions in the wireless value-added services market,

         o changes in the economic performance or market valuations of other companies involved in wireless value-added services or distribution of mobile phones,

         o announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

         o        additions or departures of key personnel,

         o        potential litigation, or

         o        conditions in the mobile phone market.

         In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION.

         We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company.

WE HAVE NO PRESENT INTENTION TO PAY DIVIDENDS.

         Neither during the preceding two fiscal years nor during the year ended December 31, 2004 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS.

         A large portion of our common stock is held by a small number of stockholders. As a result, these stockholders are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

WE MAY BE SUBJECT TO "PENNY STOCK" REGULATIONS.

         The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

Where You Can Find More Information

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.


ITEM 2.  DESCRIPTION OF PROPERTY

         We currently occupy two office spaces in the Shanghai region. We lease the first office space, located at 429 Guangdong Road, Shanghai, People's Republic of China 200001, for approximately $41,000 a year. This office space contains our corporate headquarters, and is approximately 250 square meters under an operating lease which was terminated on September 30, 2004. We own our office space, located at 689 Laoshandong Road, Shanghai, People's Republic of
China 200120, which houses our administration, technical team and servers, and is approximately 800 square meters. We believe that these two properties are adequately covered by insurance. In addition, we believe that we will be able to obtain adequate facilities, principally through the leasing of appropriate properties, to accommodate our future expansion plans.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material pending legal proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fiscal year ended December 31, 2004.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "CHDW." On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from "BAQI" to "CHDW." On April 19, 2005, the last reported sales price for our common stock was $2.80 per share.

         The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

                                                                 Common Stock
                                                             -------------------
By Quarter Ended                                              High          Low
----------------                                             ------       ------
Fiscal 2003
---------------------------------------------------------
March 31, 2003...........................................     $0.00        $0.00
June 30, 2003............................................     $0.42        $0.23
September 30, 2003.......................................     $0.42        $0.42
December 31, 2003........................................     $0.42        $0.42

Fiscal 2004
---------------------------------------------------------
March 31, 2004...........................................     $5.00        $0.42
June 30, 2004............................................     $4.05        $2.30
September 30, 2004.......................................     $3.90        $1.98
December 31, 2004........................................     $4.85        $2.80

Fiscal 2005
---------------------------------------------------------
March 31, 2005...........................................     $5.45        $3.42


         As of April 19, 2005, there were 17,018,692 shares of our common stock outstanding held by approximately 2,561 stockholders of record.

         We did not pay any cash dividends on our common stock in our 2002, 2003 or 2004 fiscal years. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

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

Overview of Business Background

         Sifang Holdings was formed under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interests in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with a registered capital of $7.2 million.

         Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business by presenting a set of carve-out financial statements for the years ended December 31, 2002 and 2003 and three months ended March 31, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter. On March 31, 2004, Sifang Information transferred the spun-off business into TCH. Being a receiving entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix
D. On May 26, 2004 Sifang Information exchanged 100% of equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004, there were no activities in Sifang Holdings. As a result of exchanging the ownership between TCH and Sifang Holdings, TCH's historical financial statements become the historical financial statements of Sifang Holdings.

         Sifang Information operates in a business segment that is subject to certain restrictions imposed by the government of the PRC. For example, paging facilities, radio transmitting stations and transmitting equipment owned by Sifang Information are not allowed to be owned by foreign investment enterprises in accordance with PRC government regulations. Therefore, Sifang Information still maintains a small part of its business and paging facilities in order to stay in compliance with relevant regulations and laws in PRC.

         As a result of the spin-off, TCH engages in the business of mobile phone distribution and the provision of pager and mobile phone (collectively "wireless receiver") users with access to certain information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The information is constantly saved in TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless users agree to make advance payments for either three or six-month subscription periods.

         The company was engaged in a smart card project in June, 2004. The project was delayed due to issues regarding accounting policy in the PRC, and the company decided to discontinue this project in the 2004 fiscal year.

Discussion and Analysis of Operating Results

Fiscal Year Ended December 31, 2004 Compared to the Fiscal Year Ended December 31, 2003

Revenue

Total Revenues

         Total  revenues  for our 2004 fiscal year  increased  by  approximately
$7,488,572, representing an approximately 44.0% increase, to $24,520,950 as compared to $17,032,378 for the same period of the prior year. The increase was due mainly to our marketing effort and further facilitated by Samsung's marketing promotion. Total revenues consist of product sales, product sales to related parties and service revenue, net. In the Chinese telecommunication market, mobile phones have rapidly replaced beepers and pagers as the mobile communication device preferred by consumers, resulting in an increase in mobile phone distribution. For our 2004 fiscal year, Samsung's mobile phones accounted for about 97% of our total product sales and other name brands mobile phones accounted for the remaining 3%, compared to our 2003 fiscal year, in which Samsung's mobile phones accounted for 99.6% of our total product sales and other brands accounted for the balance. During 2004 market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 6.4% in order to maintain our market position, in comparison to a mark-up ratio of 8.2% for the same period the prior year.

Product Sales

         Revenue from product sales for our 2004 fiscal year decreased by approximately $2,471,881, representing an approximately 18.3% decrease, to $11,057,398 as compared to $13,529,279 for the same period of the prior year. The decrease was due mainly to the spun-off business of THC.

Product sales to related parties

         Before January 1, 2004 we only distributed CDMA mobile phones in the Shanghai area. Beginning in January 2004 we entered into the GSM mobile phone distribution business. Since the retail market channel related to our GSM mobile phone distribution was developed and maintained by Shanghai Shantian, in which Sifang Information holds a 51% equity interest, all of our Samsung GSM mobile phones were sold to Shanghai Shantian, which made Shanghai Shantian our second tier distributor in the first half of 2004. During our 2004 fiscal year, we sold a total of $9,891,691 worth of mobile phones to related parties, including $9,178,674 worth of mobile phones to Shanghai Shantian, and $713,017 to Shanghai Tianci Industry Group Co. Ltd and Shanghai Tianci Industry Co.Ltd with a total competitive mark-up on average of approximately 4.8 % as compared to an average mark-up ratio of 7.8% for the products sold to all of our other customers.

Service revenue, net

         Total service revenue net of related business tax for our 2004 fiscal year increased by $68,762, representing approximately a 2.0% increase, to $3,571,861 compared to $3,503,099 for the same period of the prior year. It was due mainly to the increase of mobile phone value-added services and the revenue derived from agent service income.

         Value-added service revenue from mobile phone users for our 2004 fiscal year increased by $1,090,855 to $2,388,178 compared to $1,297,323 for the same period of the prior year, representing a material increase, which resulted in the overall increase in our service revenue. Approximately $1,973,842 of the service revenue from mobile phone users was attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd) inventories and collected proceeds from the retailer and transferred the proceeds to the Company, representing a $745,057 increase compared to the same period of the prior year. The remaining $404,336 portion of the service revenue was generated by our SMS service , representing a material increase compared to the same period of the prior year. The increase was mainly due to the aggressive expansion of our subscriber base as the result of the Company's marketing campaigns. In addition, service revenue from pager users for our 2004 fiscal year decreased by $1,226,307 to $ 979,469 compared to $2,205,776 for the same period of the prior year, representing approximately a 55.6% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

         Moreover, On July 16, 2004, Tianci Group, a related party to TCH, entered into an agreement with China Unicom to promote CDMA mobile phones and agent service for China Unicom. Under the agreement, Tianci Group is entitled to receive a sales commission from China Unicom of $15.70 per unit, $3.62 per SIM card based on sales to customers who agree to subscribe for monthly service for a minimum period of two years at a minimum monthly service fee of $3.38. Tianci
Group then entered into an agent agreement with TCH pursuant to which TCH agreed to sell the CDMA mobile phones, SIM cards and monthly service subscriptions on behalf of Tianci Group and, consequently, is entitled to receive sales commissions from Tianci Group based on the terms agreed upon between Tainci
Group and China Unicom. The agent relationship began in August 2004 at the same time as a sales promotion initiated by China Unicom. We recognized agent service income of $204,214 during the send half year of our 2004 fiscal year at the TCH level.

Total cost of goods sold

         The total cost of goods sold for our 2004 fiscal year increased by $8,230,371 to $19,608,832 compared to $12,424,454 for the same period of the prior year, representing an approximately 57,8% increase. The increase was consistent with the increases in revenue from product sales.

Cost of service

         The cost of service for our 2004 fiscal  year  increased  by $29,675 to
$1,045,993  compared  to  $1,016,318  for the same  period  of the  prior  year, representing an approximately 2.9% increase. In addition,  software amortization for  mobile  phone  value-added  service  generated  in  the  2004  fiscal  year represented  a $42,338  increase  compared to the prior year.  During  2004,  we continued to strive to expand the content  offered by our  value-added  services
while  maintaining  current  fee  structures  and  to  establish   collaborative
relationships  or  partnerships   with  Chinese  mobile  operators  and  certain
information content providers.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for our 2004 fiscal year increased by approximately $274,519 to approximately $3,866,125, representing approximately a 7.6% increase, compared to gross profit of $3,591,606 for the same period of the prior year. The increase in gross profit was primarily attributable to the following factors (i) the gross profit derived from mobile phone distribution and mobile phone information services increased significantly, which offset the decrease in pager information service income; (ii) the agent service income generated in the second half of 2004 .

         The following table presents in summary certain information related to the various components of revenue.

                                                             Information
                                                             Service -     Information
                                 Agency        Mobile Phone  Mobile        Service -
                                 Income        Distribution  Phone         Pager         Total
                                 -----------   ------------  -----------   -----------   -----------
For the year ended December 31,
2004

Revenue                          $   204,214   $ 20,949,089  $ 2,388,178   $   979,469   $24,520,950
                                 -----------   ------------  -----------   -----------   -----------
Cost                                    --       19,608,832      498,194       547,799    20,654,825
                                 -----------   ------------  -----------   -----------   -----------
Gross profit                         204,214      1,340,257    1,889,984       431,670     3,866,125
                                 -----------   ------------  -----------   -----------   -----------
Gross profit ratio                    100.0%           6.4%        79.1%         44.1%         15.8%
                                 -----------   ------------  -----------   -----------   -----------




For the year ended December 31,
2003

                                 -----------   -------------  -----------   -----------   -----------
Revenue                          $      --        13,529,279  $ 1,297,323   $ 2,205,776   $17,032,378
                                 -----------   -------------  -----------   -----------   -----------
Cost                                    --        12,424,454      287,464       728,854    13,440,772
                                 -----------   -------------  -----------   -----------   -----------
Gross profit                            --         1,104,825    1,009,859     1,476,922     3,591,606
                                 -----------   -------------  -----------   -----------   -----------
Gross profit ratio                      --              8.2%        77.8%         67.0%         21.1%
                                 -----------   -------------  -----------   -----------   -----------

Other income, net

         On July 16, 2004, Tianci Group, a related party to TCH, entered into an agreement with China Unicom to promote CDMA mobile phones and agent service for China Unicom. Under the agreement, Tianci Group is entitled to receive a sales commission from China Unicom of $15.70 per unit, $3.62 per SIM card based on sales to customers who agree to subscribe for monthly service for a minimum period of two years at a minimum monthly service fee of $3.38. Tianci Group then entered into an agent agreement with TCH pursuant to which TCH agreed to sell the CDMA mobile phones, SIM cards and monthly service subscriptions on behalf of Tianci Group and, consequently, is entitled to receive sales commissions from Tianci Group based on the terms agreed upon between Tainci Group and China Unicom. The agent relationship began in August 2004 at the same time as a sales promotion initiated by China Unicom. As the sales commission revenue from this business is more uncertain in nature, we reported this revenue as other income instead of regular revenue. We recognized agency income of $204,214 in the 2004 fiscal year at the TCH level.

Selling expenses

         Selling expenses for our 2004 fiscal year increased by $93,202 to $246,639 compared to $153,437 for the same period of the prior year, representing approximately a 61% increase. This increase was due to promotion expenses for value-added information services related to mobile phone users. Advertising fees and expenses for a series of marketing campaigns increased by $41,183 in our 2004 fiscal year, from $18,909 to $60,092, representing a material increase in comparison to the prior year. We have moved our marketing focus from beeper and pager users to mobile phone users in line with changing consumer demands. Salaries paid to the Company's marketing team in the 2004 fiscal year rose from $33,836 to $84,946, representing a 151% increase in comparison to the prior year.

General and administrative expenses

         General and administrative expenses for our 2004 fiscal year increased by $1,365,428 to $1,656,841 compared to $291,413 for the same period of the prior year, representing a material increase. The increase was due mainly to the reorganization and recapitalization transaction and related audit and legal fees.

         General and administrative expenses incurred at the TCH level in the 2004 fiscal year increased from $286,058 to $456,445, representing a 52.5% increase. These general and administrative expenses were comprised of salaries paid to the management, which increased from $94,437 to $117,800, representing a $23,363 increase, and office expenses, which rose from $11,888 to $20,015, representing a $8,127 increase.

         During our 2004 fiscal year there was stock-based compensation of $1,014,000 related to the reverse merger generated at parent level, consisting of 167,895 shares issued to a consultant in lieu of cash payment at a fair market value of $604,000 and the issuance of 166,667 redeemable shares pursuant to a stock purchase agreement resulting in a charge of $410,000 representing the premium between the trading price ($3.60 per share) and the pre-negotiated stock purchase price ($1.14 per share) of the purchased shares. The other cash-based expenses incurred in the 2004 fiscal year of $205,376, represented payments for the audit fees, a retainer fee and other consultant fees.

Interest income (expense)

         During our 2003 fiscal year, we borrowed funds from Sifang Information for temporary working capital and mobile phone distribution. As a result, we paid interest totaling $12,082 to Sifang Information during the 2003 fiscal year.

         During our 2004 fiscal year, the interest income derived from deposits in banks was $1,955.

Income tax

         TCH is subject to taxation under the laws of the PRC, and the statutory income tax rate for 2003 and 2004 fiscal years was 33%. The income tax provisions presented on our financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the 2003 fiscal year and the six months ended June 30, 2004. The income tax provision presented for the six months ended December 31, 2004 are based on a 15% effective rate. In our 2003 and 2004 fiscal years, income tax expense was $246,694 and $369,971, respectively, based on pretax income of $3,134,674 and $1,964,600 (which included the stock compensation of $1,014,000 incurred in the U.S.). Since the loss of approximately $1,014,000 incurred in the U.S. did not offset the taxable income in China, a portion of income tax expense totaling $169,643, which was incurred in China, was based on taxable income of approximately $2,979,023.

Net income

         We recorded net income of $1,594,629 for our 2004 fiscal year, a $1,293,351 decrease in net income compared to net income of $2,887,980 for the same period of the prior year, representing approximately a 45% decrease. The decrease in net income was attributable to (i) the increase in general and administrative expenses for the period compared to general and administrative expenses for the same period of the prior year (we incurred a $1,014,423 charge for services performed by consultants related to the reverse merger and related activites, and the issuance of common stock in 2004), and (ii) the decrease of the gross profit generated from mobile phone distribution and our pager service business.

Earnings per share

         Earnings per share for our 2004 fiscal year decreased by $0.11 to $0.10 compared to $0.21for the same period of the prior year. The decrease was due mainly to the decrease in our net income and the increase in the total outstanding shares of our common stock, as the weighted average number of shares of common stock outstanding for the 2004 fiscal year increased by approximately 12.1%, compared the weighted average number of common stock outstanding for the same period of the prior year.

Liquidity and Capital Resources

         Our cash balance decreased from approximately $1,713,748 as of December 31, 2003 to approximately $75,511 as of December 31, 2004. This decrease in cash and cash equivalents was due primarily to the decrease in net income and the increase in the amount due from parent.

         Net cash used in operating activities was $1,788,915 during 2004, compared to net cash provided by operating activities of $1,383,597 during the prior year. We believe that the decrease of net cash provided by operating activities was due mainly to the decrease of $1,293,351 in net income and the increase of $4,497,420 in cash due from and advanced to a related party, partially offset by cash generated from a non-cash expense of $1,014,423 and a change of $1,911,527 in inventories. Net income of $1,594,629 for the 2004 fiscal year compared to net income of $2,887,980 for the 2003 fiscal year represented a decrease of $1,293,351. The amount due from a related party increased from $0 to $4,742,688 in the 2004 fiscal year compared to the prior year, representing a large portion of cash used in operating activities. The cash used in accounts receivable increased by $2,276,245 in the 2004 fiscal year compared to net cash used of $1,790,616 in the 2003 fiscal year, representing a change of $485,629. However, the change in accounts payable was in a net cash used position ended the year December 31, 2004, representing an increase of approximately $55,730 compared to positive cash inflow of $111,569 for the same period of the prior year. The change in deferred revenue at December 31, 2004 was less than the change in deferred revenue for the same period of the prior year. The cash generated in the change of other current liabilities increased to $404,769 compared to $25,737 in the prior year, representing a $379,032 increase.

         Net cash used in investing activities for the 2004 fiscal year increased to $132,155 compared to $259,858 for the same period of the prior year, representing a $ 127,703 decrease. The decrease in cash used in investing activities was due mainly to the decrease of $127,703 cash used in the purchase of property and equipment

         Net cash provided by financing activities for the 2004 fiscal year was $282,570 compared to cash used in $604,062 for the 2003 fiscal year. We believe that the increase was due mainly to the proceeds from issuing redeemable common stocks and restricted common stocks in the 2004 fiscal year.

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

Recent Accounting Pronouncements

         In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of Fin 46R. The adoption of FIN 46R did not have any effect on our consolidated financial statements.

         In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted by the Company (see Note 6. Short-term investments). The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

         In December 2004, the FASB issued SFAS No. 123-R, Share Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangement including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

         Also,  in  December  2004,  the FASB  issued  SFAS 153,  "Exchanges  of
Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of China Digital Wireless, Inc. and its subsidiaries including the notes thereto, together with the reports thereon of Grobstein, Horwath & Company, LLP and BDO Shanghai Zhonghua are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 4, 2005, we approved resolutions to replace our independent registered public accounting firm, BDO Shanghai Zhonghua Certified Public Accountant, with Grobstein, Horwath & Company, LLP, which we appointed effective as of January 6, 2005.

         During June 2004, we completed a stock exchange transaction with the shareholders of Sifang Holdings Co. Ltd. ("Sifang") resulting in Sifang becoming a wholly owned subsidiary of the Company. This stock exchange transaction also resulted in a recapitalization of the Company with Sifang becoming the survivor of the transaction for accounting purposes. BDO Shanghai Zhonghua audited Sifang's financial statements for the fiscal years ended December 31, 2002 and 2003. BDO Shanghai Zhonghua's reports for those periods did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's fiscal year ended December 31, 2003, for which audit services were provided by BDO Shanghai Zhonghua, and through January 6, 2005, there were no disagreements with BDO Shanghai Zhonghua on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of BDO Shanghai Zhonghua, would have caused them to make reference to the subject matter in their report.

         Prior to Grobstein, Horwath & Company becoming our independent registered public accounting firm, neither we, nor anyone on our behalf, consulted with Grobstein, Horwath & Company regarding either the application of accounting principles to a specific or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

         Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC filings.

         Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


ITEM 8B. OTHER INFORMATION

          None.

                                    PART III


Item 9.  Directors and Executive Officers

         The following table provides information about our executive officers and directors and their respective ages and positions as of March 31, 2005. The directors listed below will serve until the next annual meeting of the China Digital stockholders:

    Name                 Age                           Title
--------------         -------        ------------------------------------------

Tai Caihua               48           Director, President, Chairman of the Board
Shi Ying                 45           Director
Huang Tianqi             33           Director, Chief Technology Officer
Jing Weiping             41           Director
Mao Ming                 43           Director
Song Jing                29           Director
Fu Sixing                44           Director, Chief Executive Officer
Yu Ruijie                42           Director
Zhang Xiaodong           37           Director
Huang Wei                42           Director
Qian Fang                46           Chief Financial Officer
Jiang Hong Ming                       Director
Jachen Li                             Director
Yuan Feng                             Director

         Tai Caihua has served as our president, chairman of our board of directors and a member of our board of directors since June 23, 2004. Mr. Tai has been (i) the president and sole director of our wholly owned subsidiary, Sifang Holdings, since February 2004; (ii) chairman of the board of directors of Sifang Holdings' wholly owned subsidiary, TCH, since our inception in May 2004;
(iii) director and general manager of Shanghai Tianci Industry (Group) Co., Ltd., one of our affiliates, since January 1994 and (iv) a director of Sifang Information, one of our affiliates, since December 2001. Mr. Tai holds a Masters of Business Administration from the Macau University of Science and Technology.

         Shi Ying has served as a member of our board of directors since June 24, 2004. Ms. Shi has been the head of operations and a member of the board of directors of TCH since our inception in May 2004. For the past eight years she has headed the operations department of Sifang Information. Ms. Shi graduated from the Shanghai Sports College with a Bachelors degree.

         Huang Tianqi has served as our chief technology officer since June 23, 2004 and a member of our board of directors since June 24, 2004. Mr. Huang has served as chief technology officer of Sifang Holdings and vice-general manager, chief technology officer and a director of TCH since their inception in February 2004 and May 2004, respectively. Mr. Huang also serves as the vice-general manager and a member of the board of directors of Sifang Information. Before becoming vice-general manager, Mr. Huang was the chief technology officer at Sifang Information for seven years. Mr. Huang graduated from Nanjing University of Posts and Telecommunications with a Bachelors Degree and from Shanghai Jiao Tong University with a Masters of Science Degree.

         Jing Weiping has served as a member of our board of directors since June 24, 2004. Mr. Jing has served as a member of the board of directors of TCH since our inception in May 2004 and as a Director of Sifang Information since 2001. Mr. Jing has served as the manager of the technology assurance department of Sifang Information for the past nine years. Mr. Jing received his Bachelors Degree from Dong Hua University.

         Mao Ming serves as a member of our board of directors. He was elected to our board of directors June 24, 2004. He has been (i) the general manager and a member of the board of directors of TCH since our inception in May 2004; and
(ii) the general manager and a director of Sifang Information since January 1998. Mr. Mao graduated from China PLA Measurement College with a Bachelors Degree and from the Macau University of Science and Technology with a Masters of Business Administration.

         Song Jing has served as a member of our board of directors since June 24, 2004. Mr. Song has served as vice-general manager and a member of the board of directors of TCH since our inception in May 2004 and as general manager of Shanghai Shan Tian Telecommunication Co., Ltd., an affiliate of ours, since November 2003. Previously, Mr. Song served as director and general manager of Shanghai Zhong Si Hua Hao Co., Ltd. for one year and assistant general manager of both Shanghai Hua Si Trading Co., Ltd. and Shanghai Qi Shi Trading Co., Ltd for five years.

         Fu Sixing has served as our chief executive officer since June 23, 2004 and a member of our board of directors since June 24, 2004. Mr. Fu has served as executive manager of Sifang Holdings and as the head of the research and development department and a director of TCH since their inception in February 2004 and May 2004, respectively. During the past seven years, Mr. Fu has served as (i) the assistant to general manager of Shanghai Tianci Industry (Group) Co., Ltd.; (ii) a director and the general manager of Shanghai Sifang Health Technology Co., Ltd. and (iii) directorate secretary of Sifang Information. Mr. Fu received a Bachelors of Science in Physics from Nanjing University, a Masters of Social Science in Economics from Huadong Normal University and a Doctorate of Business Administration from the University of Southern California.

         Yu Ruijie has served as a member of our board of directors since June 24, 2004. Mr. Yu has served (i) as head of the Systems Department and a director of TCH since our inception in May 2004 and (ii) as the head of the Systems Department of Sifang Information since January 1994. Mr. Yu received a Bachelors Degree in Computer Science from Shanghai University of Engineering Science.

         Zhang Xiaodong has served as a member of our board of directors since June 24,2004. Mr. Zhang has served as the head of the projection department of TCH since our inception in May 2004. Mr. Zhang also serves as a director and the head of the projection department of Sifang Information. For the past nine years, Mr. Zhang has served as head of the wireless engineering department at Sifang Information. Mr. Zhang graduated from Shanghai Jiao Tong University with a Bachelors Degree and received a Masters Degree from the Macao University of Science and Technology.

         Huang Wei has served as a member of our board of directors since June 24, 2004. Mr. Huang has served as (i) the vice-general manager of TCH since our inception in May 2004 and (ii) vice-general manager and a director of Sifang Information since 1993. Mr. Huang graduated from Nanjing University of Air Force and Politics with a Bachelors Degree in Logistics.

         Qian Fang has served as our Chief Financial Officer since January 1, 2005. Ms. Fang has served as Manager of Accounting of TCH since 1999. Ms. Fang graduated from China Cable-TV University with a Bachelors Degree in Accounting and is a Certified Public Accountant.

         Jiang Hong Ming has served as a member of our board of directors and a member of the audit committee of the board of directors since April 2005. Mr. Ming is a director of Shanghai Hua Cheng Certified Public Accountants.

         Yuan Feng has served as a member of our board of directors and a member of the audit committee of the board of directors since April 2005. Mr. Feng is the General Manager of Shanghai Guan Tong Telecommunication Technology Ltd.

         Jachen Li has served as a member of our board of directors and a member of the audit committee of the board of directors since April 2005. Mr. Li is an executive with Beijing Mon Long Software Developing Ltd.

Family Relationships

         Except as set forth herein, there are no family relationships among our directors or officers. Mr. Tai Caihua, President and a member of our Board of Directors is married to Ms. Shi Ying, a member of our Board of Directors and Ms. Ying is also a sibling of Huang Wei, a member of our Board of Directors.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other stockholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and certain other stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during 2004, no individual or entity was late with any Form 3, 4 or 5 filings.

Code of Ethics

         We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our corporate code of ethics is attached to this annual report.

Board Composition and Committees

         The board of directors is currently composed of thirteen members, including Tai Caihua, Song Jin, Shi Ying, Mao Ming, Fu Sixing, Huang Tianqi, Huang Wei, Jing Weiping, Yu Ruijie, Zhang Xiaodong, Jiang Hong Ming, Jachen Li and Yuan Fong. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

         We currently do not have standing nominating or compensation committees. We intend, however, to establish d a compensation committee of the board of directors as soon as practicable. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers. We established an audit committee of the board of directors in April 2005. The audit committee is primarily responsible fo reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The charter of the audit committee is an exhibit to this annual report.

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth all cash compensation paid to our chief executive officer for services rendered in all capacities to the company during the noted periods. No other executive officers received salary and bonus compensation in excess of $100,000 during the 2004 fiscal year.

                           Summary Compensation Table

                                  Annual Compensation
                                  -------------------                      Securities
Name and Principal                                         All Other       Underlying
   Position              Year   Salary ($)   Bonus ($)  Compensation ($)    Options
---------------------    ----   ----------   ---------  ----------------   ----------
Tai Caihua(1)            2004    $28,992                                       --
Timothy P. Halter (2)    2004      $-0-                                     131,722(4)
Chief Executive
Officer/Director
Glenn Little (3)         2004      $-0-                                        --
Chief Executive
Officer/Director

(1) Began service as Chief Executive Officer and a director of the Company in June 2004. Reported salary information is as of August 31, 2004.
(2) Appointed Chief Executive Officer in February 2004 and resigned as an officer and director of the Company in June 2004.
(3) Resigned as Chief Executive Officer and a director of the Company in March 2004.
(4) Represents 131,722 shares of common stock underlying the identical number of warrants granted to Mr. Halter on February 23, 2004, which warrants were exercised in full on June 14, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

         The following table sets forth, as of March 31, 2005, the number and percentage of our 17,018,692 outstanding shares of common stock that were beneficially owned by (i) each director and executive officer of China Digital,
(ii) each person known to China Digital to be the beneficial owner of five percent or more of the outstanding shares of common stock of China Digital, and
(iii) all directors and officers of China Digital as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

                                   Amount and Nature of Beneficial Ownership (1)
                                   ---------------------------------------------
                                     Number                      Percent of
Name and Address                   of Shares (2)                Voting Stock (3)
----------------                   -------------                ----------------
Tai Caihua (4)                       11,301,764                       66.4%
Shi Ying (5)                         11,301,764                       66.4%
Halter Financial Group, Inc. (6)      1,271,287                        7.5%
Chinamerica Fund, LP                    877,193                        5.2%
Mao Ming                                413,480                        2.4%
Song Jing                               413,480                        2.4%
Huang Tianqi                            275,652                        1.6%
Jing Weiping                            275,652                        1.6%
Fu Sixing                               275,652                        1.6%
Yu Ruijie                               275,652                        1.6%
Zhang Xiaodong                          275,652                        1.6%
Huang Wei                               275,652                        1.6%

Directors and executive officers     13,782,636                       81.0%
as a group (10 persons)

(1) On March 31, 2005, there were 17,018,692 shares of China Digital common stock outstanding. Each person named below has sole investment and voting power with respect to all shares of our common stock shown as beneficially owned by the person, except as otherwise indicated below.
(2) Under applicable rules promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.
(3) In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 17,018,692 shares of our common stock outstanding on March 31, 2005 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Includes 1,791,743 shares held by Mr. Tai's wife, Shi Ying. Mr. Tai disclaims beneficial ownership of those shares.
(5) Includes 9,510,021 shares held by Ms. Shi's husband, Tai Caihua. Ms. Shi disclaims beneficial ownership of those shares.
(6) Includes 116,720 shares held by Timothy P. Halter, the president and sole stockholder of Halter Financial Group, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the 2004 fiscal year, TCH purchased local brand mobile phones from Shanghai Sifang Telecommunication Co. Ltd. ("Sifang Telecom") valued at $390,340, and all these mobile phones were sold to retailers in 2004.

         During the 2004 fiscal year, TCH sold Samsung GSM mobile phones valued at $9,178,674 at a 4% gross profit margin to Shantian. Accounts receivable include $1,583,512 due from Shantian. During the 2004 fiscal year, TCH also sold mobile phones to other related parties, which included Tianci Industy and Tianci Group for $136,310 and $576,707 at gross profit margins of 17% and 16% respectively.

         On July 16, 2004, the Tianci Group entered into an agency agreement with TCH to sell CDMA mobile phones owned by China Unicom. TCH obtains the same commission structure that Tianci Group earns from China Unicom. For each phone sold, TCH receives $15.70 per unit, sales commission of $3.62 per SIM card. TCH recognized commission income of $204,214 in the year ended December 31, 2004 from the Tianci Group, which is recorded in service revenues, net on the income statement.

         In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time under Chinese law) to transmit the reformatted information we paid service fees of approximately $567,000 in each of the 2003 and 2004 fiscal years. The service agreements are in effect for ten years and became effective on June 1, 2004. The annual payments for the services should continue to approximate $567,000 per year. During the 2004 fiscal year, Sifang Information also provided other management support and marketing services to TCH for $36,462 and none for the year ended December 31, 2003. TCH earned information service revenues net of costs from China Mobile / China Unicom that were passed through from Sifang Information and are recorded in Service revenue, net on the income statement. For the 2004 fiscal year, the total revenues generated were $846,416 and total cost of services were $421,476 and none for the 2003 fiscal year. TCH earned paging service revenues net of costs that were passed through from Sifang Information and are recorded in Service revenue, net on the income statement. For the 2004 fiscal year, the total revenues generated were $964,869 and total cost of services were $533,199 and none for the year ended December 31, 2003. TCH launched a smart card project as a joint cooperation project with Sifang Information in June 2004. However, the project was abandoned in the fourth quarter of 2004 due to government regulations. No revenue was generated from the project in 2004.

         Sifang signed a lease agreement with Tianci Real Estate to lease its apartment for office use, which was assumed by TCH as a part of the carve out transaction. The original lease term was from May 1, 2003 to April 30, 2008. The lease agreement was terminated on September 30, 2004. The related rental expense for the years ended December 31, 2003 and 2004 was $20,540 and $30,810, respectively.

         As a result of the spin-off transaction, cash collections received and payments made Sifang Information on behalf of TCH, resulted in a net receivable of $2,910,956 due from Sifang Information at December 31, 2004. The amount due from related party also consists of $501,000 relating to the value added information services provided to Sifang Information and sold to China Unicom and another $371,000 relating to the paging revenues that are collected by Sifang Information on behalf of TCH. In the first quarter of 2005, TCH has collected $3.2 million from Sifang Information subsequent to March 31, 2005. We believe that the collection of the remaining balance of $582,956 from Sifang Information is reasonably assured and accordingly, no allowance has been recorded as of December 31, 2004. We also advanced US$1,205,000 to provide Sifang Information's needs for working capital in order to complete spin-off procedures in the PRC. The outstanding balance was fully collected in March 2005.

         On February 23, 2004, we sold 987,915 shares of restricted common stock for gross proceeds of $300,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, a former member of the Board of Directors and the Company's former Chief Executive Officer. Additionally, in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a warrant to purchase up to 131,722 shares of common stock of the Company. The warrant was exercised on June 14, 2004, and we received gross proceeds of $40,000 upon exercise.

         On February 23, 2004, we agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, our former controlling stockholder, officer and director, $30,000 in consulting fees related to the transaction discussed in the previous paragraph and in consideration for maintaining the corporate entity. To formalize this obligation, we issued a $30,000 non-interest bearing promissory note maturing on February 23, 2005. Concurrent with the transaction discussed in the previous paragraph, we and Little and Company Investment Securities executed an Exchange Agreement whereby we issued 98,792 shares of common stock in satisfaction of the outstanding promissory note.

         On June 23, 2004, we entered into a Stock Purchase Agreement with Halter Financial Group, Inc. pursuant to which we sold 166,667 shares of common stock of the Company in exchange for $190,000. Timothy P. Halter is the sole stockholder and President of Halter Financial Group, Inc. Pursuant to the Stock Purchase Agreement, we granted to Halter Financial Group, Inc. an option to require the Company to purchase up to 166,667 shares of common stock of the Company at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company filed a registration statement on Form SB-2 with the SEC, (which registration statement was declared effective on February 8, 2005) registering the shares purchased by Halter Financial Group, Inc., up to and including the earlier of (i) the date that such registration statement is declared effective by the SEC or (ii) Halter Financial Group, Inc.'s shares are eligible for resale under Rule 144 under the Securities Act of 1933.

ITEM 13. EXHIBITS


         Exhibit
         Number            Description

           3.1*            Articles of Incorporation of the Registrant.

           3.2**           Second Amended and Restated Bylaws of the Registrant.

           4.1****         Common Stock Specimen.

          10.1** Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd. dated effective as of June 23, 2004.

          10.2*** Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

          10.3*** Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

          10.4*** Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd., Shanghai Chengao Industrial Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

          10.5*** Information Service and Cooperation Agreement by and among Shanghai Tianci Industrial (Group), Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004.

          10.6*** Business and Related Assets Transfer Agreement between Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of May 26, 2004.

          10.7**           Stock  Purchase   Agreement  by  and  between  Halter
                           Financial Group, Inc. and Boulder Acquisitions, Inc. dated as of June 23, 2004.

          10.8** Stock Purchase Agreement by and between Chinamerica Fund, LP and Boulder Acquisitions, Inc. dated as of June 28, 2004.

          10.9** Stock Purchase Agreement by and between Chinamerica Acquisition, LLC and Boulder Acquisitions, Inc. dated as of June 28, 2004.

          10.10** Stock Purchase Agreement by and between Gary Evans and Boulder Acquisitions, Inc. dated as of June 28, 2004.

          14.0             Code of Ethics

          21.1****         Subsidiaries of the Registrant.

         Exhibit
         Number            Description

          24.1**** Power of Attorney Reference is made to page II-5 of the Registration Statement.

          31.1             Chief  Executive  Officer   Certification   furnished
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2             Chief  Financial  Officer   Certification   furnished
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1             Chief  Executive  Officer   Certification   furnished
                           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2             Chief  Financial  Officer   Certification   furnished
                           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1             Audit Committee Charter
-----------------------------------------
*        Previously  filed as an exhibit to the  Registrant's  Annual  Report on
         Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on January 28, 2002, and which is incorporated herein by reference.
** Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 8, 2004, and which is incorporated herein by reference.
*** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 as filed with the Commission on August 23, 2004, and which is incorporated herein by reference.
**** Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 as filed with the Commission on November 12, 2004, and which is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


Board Meetings

         Our board of directors held six meetings in 2004. During 2004, all directors attended at least 75 percent of the meetings of our board of directors. We did not have any committees of the board of directors established in 2004.

Committees

         The board of directors has a standing audit committee. We do not have a standing nominating or compensation committee. Instead, the whole board of directors performs the functions of a nominating committee and participates in the consideration of director nominees, as well as the functions of a compensation committee and participates in the determination of executive compensation. We do not have a nominating committee because we feel that the entire board of Directors can best perform this function. We plan to establish a compensation committee as soon as practicable. The members of the audit committee and the functions performed thereby are described below:

         Audit Committee. The audit committee is currently comprised of three independent members. At least one member of the audit committee is a financial expert, as that term is defined for purposes of the American Stock Exchange, Inc. Listed Company Manual. The members of the audit committee are as follows :
Jiang Hong Ming (Financial Expert), Jachen Li and Yuan Feng. The audit committee reviews and recommends to the directors the independent auditors to be selected to audit the financial statements of the Company; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit procedures to be utilized; reviews with the independent auditors, the Company's internal auditor, and financial and accounting personnel, the internal accounting and financial controls of the company, and elicits any recommendations for the improvement thereof; reviews the financial statements of the Company and reports the results of the annual audit to the board of directors. The audit committee was established in the first quarter of 2005 and held one meeting in April 2005.

         The board of directors has adopted a charter for the audit committee, which is included as an exhibit to this annual report. The audit committee charter provides that the audit committee will conduct quarterly meetings with management and the auditors of the Company to review operating results and financial reporting issues.

         Our Bylaws provide that the board of directors should meet annually for the election of the Company's officers and hold regular meetings.

             REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The audit committee serves as the representative of the board of directors for general oversight of our financial accounting and reporting, systems of internal control, audit process, and compliance with standards of business conduct. The board of directors has adopted a charter for the audit committee, which can be found in Appendix A to this Proxy Statement. Management of the Company has primary responsibility for preparing financial statements of the Company as well as the Company's financial reporting process. Grobstein, Horwath & Company, LLP, acting as independent auditors, is responsible for expressing an opinion on the conformity of the Company's audited financial statements with generally accepted accounting principles.

         In this context, the audit committee hereby reports as follows:

         (1) The audit committee has reviewed and discussed the audited financial statements for the 2004 fiscal year with the Company's management.

         (2) The audit committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with audit committees.

         (3) The audit committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board No. 1, Independence Discussions with audit committees, and has discussed with Grobstein, Horwath & Company, LLP the matter of that firm's independence.

         (4) Based on the review and discussion referred to in paragraphs (1) through (3) above, the audit committee recommended to the board of directors of the Company, and the board of directors has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the 2004 fiscal year, for filing with the Securities and Exchange Commission. Biographical information on each member of the audit committee is set forth above.

                                 Audit Committee
                                 ---------------

                                 Jiang Hong Ming
                                 Jachen Li
                                 Yuan Feng


Fees Paid to Independent Public Accountants for 2004 and 2003

Audit Fees

         The aggregate audit fees for 2004 were approximately $160,695. The amounts include fees of approximately $56,483 for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements as of and for the 2004 fiscal year and fees of approximately $110,212 for professional services rendered by BDO Shanghai Zhonghua in connection with reviews of our unaudited consolidated interim financial statements for the third quarter of 2004.

         The aggregate audit fees for 2003 were approximately $149,509. The amounts include fees for professional services rendered by BDO Shanghai Zhonghua in connection with the audit of our consolidated financial statements for the 2003 fiscal year and reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2003.

Audit-Related Fees

         There were no audit-related fees billed by Grobstein, Horwath & Company, LLP or BDO Shanghai Zhonghua for other services rendered to the Company for the 2003 or 2004 fiscal years.

Tax Fees

         There were no fees for tax services billed by Grobstein, Horwath & Company, LLP or BDO Shanghai Zhonghua for other services rendered to the Company for the 2003 or 2004 fiscal years.

All Other Fees

         There were no additional aggregate fees billed by Grobstein, Horwath & Company, LLP and BDO Shanghai Zhonghua for other services rendered to the Company for the 2003 or 2004 fiscal years.

Policy on audit committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The audit committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Company's independent auditors may be engaged to provide non-audit services only after the audit committee has first considered the proposed engagement and has determined in each instance that the proposed services are not prohibited by applicable regulations and the auditors' independence will not be materially impaired as a result of having provided these services. In making this determination, the audit committee takes into consideration whether a reasonable investor, knowing all relevant facts and circumstances, would conclude that the auditors' exercise of objective and impartial judgment on all issues encompassed within the auditors' engagement would be materially impaired. The audit committee may delegate its approval authority to pre-approve services provided by the independent auditors to one or more of the members of the audit committee, provided that any such approvals are presented to the audit committee at its next scheduled meeting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Tai Caihua                                         Date: April 29, 2005
   ------------------------------------------------
   Tai Caihua, President and Chairman of the Board

By:  /s/ Qian Fang                                          Date: April 29, 2005
   ------------------------------------------------
   Qian Fang, Chief Financial Officer

         In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date stated.


By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
    Tai Caihua, Director


By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Shi Ying, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
  Huang Tianqi, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Jing Weiping, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Mao Ming, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Song Jing, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Fu Sixing, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Yu Ruijie, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Zhang Xiaodong, Director

By:                      *                                  Date: April 29, 2005
   ------------------------------------------------
   Huang Wei, Director

By:                                                         Date:
   ------------------------------------------------
   Jiang Hong Ming, Director

By:                                                         Date:
   ------------------------------------------------
   Jachen Li, Director

By:                                                         Date:
   ------------------------------------------------
   Yuan Feng, Director


*By:  /s/ Tai Caihua                                        Date: April 29, 2005
   ------------------------------------------------
   Tai Caihua, As Attorney-in-fact

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Shareholders and Board of Directors
China Digital Wireless, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of China Digital Wireless, Inc. and Subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Wireless, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 14, 2005

                     [LETTERHEAD OF BDO SHANGHAI ZHONGHUA]

             Report of Independent Registered Public Accounting Firm




The Board of Directors
China Digital Wireless, Inc. (formerly, Sifang Holdings Co. Ltd.)

We have audited the accompanying consolidated balance sheets of China Digital Wireless, Inc. (formerly, Sifang Holdings Co. Ltd.) as of December 31, 2003 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Digital Wireless, Inc (formerly, Sifang Holdings Co. Ltd.), as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.







                                                     /s/ BDO Shanghai Zhonghua
                                                    BDO Shanghai Zhonghua
                                                    Certified Public Accountants





Shanghai, PRC
June 1, 2004


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,   December 31,
                                                              2003           2004
                                                          ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                              $  1,713,748   $     75,511
   Accounts receivable, net of allowance for doubtful
     accounts  of $25,651 and $47,922                        2,363,327      4,619,809
   Inventories                                               1,591,223        101,696
   Deferred tax assets                                           4,955         28,772
   Common stock proceeds held in escrow                              0      1,500,000
   Amounts due from a related party                               --        4,987,956
   Deposits paid                                               245,268           --
   Other current assets                                        175,850        150,412
                                                          ------------   ------------
Total current assets                                         6,094,371     11,464,156
                                                          ------------   ------------

Property and equipment, net                                  1,354,238      1,198,509
                                                          ------------   ------------

Total assets                                              $  7,448,609   $ 12,662,665
                                                          ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $    111,569   $     55,839
   Deferred revenue                                            537,046        617,694
   VAT payable                                                       0        213,535
   Income tax payable                                                0        312,763
   Due to related parties                                       20,540        100,260
   Other current liabilities                                    95,790        287,025
                                                          ------------   ------------

Total current liabilities                                      764,945      1,587,116
                                                          ------------   ------------


Shareholders' equity:
   Common stock - $0.001 par value, 100,000 000 shares
      authorized, 17,018,692 (2003 - 13,782,636) shares
      issued and outstanding                                    13,783         17,019
   Additional paid-in capital                                1,436,217      4,229,974
   Retained earnings                                         5,233,652      6,828,281
   Accumulated other comprehensive income                           12            275
                                                          ------------   ------------

Total shareholders' equity                                   6,683,664     11,075,549
                                                          ------------   ------------

Total liabilities and shareholders' equity                $  7,448,609   $ 12,662,665
                                                          ============   ============


           See accompanying notes to consolidated financial statements


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                        Years Ended December 31,
                                                      ----------------------------
                                                          2003            2004
                                                      ------------    ------------
Revenues:
   Product sales                                      $ 13,529,279    $ 11,057,398
   Product sales to related parties                              0       9,891,691
   Service revenue, net                                  3,503,099       3,571,861
                                                      ------------    ------------

Total revenues                                          17,032,378      24,520,950
                                                      ------------    ------------

Cost of goods sold                                      12,424,454      10,196,443
Cost of goods sold to related parties                            0       9,412,389
Cost of service                                          1,016,318       1,045,993
                                                      ------------    ------------
Total cost of goods sold                                13,440,772      20,654,825
                                                      ------------    ------------

Gross profit                                             3,591,606       3,866,125
                                                      ------------    ------------

Operating expenses:
   Sales and marketing                                     153,437         246,639
   General and administrative                              291,413       1,656,841
                                                      ------------    ------------

Total operating expenses                                   444,850       1,903,480
                                                      ------------    ------------

Income from operations                                   3,146,756       1,962,645

Interest income (expense)                                  (12,082)          1,955
                                                      ------------    ------------

Income before income taxes                               3,134,674       1,964,600

Income tax provision                                       246,694         369,971
                                                      ------------    ------------

Net income                                            $  2,887,980    $  1,594,629
                                                      ============    ============

Other comprehensive income
   Translation adjustments                            $        381    $        263

Comprehensive income                                  $  2,888,361    $  1,594,892
                                                      ============    ============

Basic earnings (loss) per share                       $       0.21    $       0.10

Weighted average shares of common stock outstanding     13,782,636      15,458,000




          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In U.S. dollars, except share data)

                                                                  Additional                         Other            Total
                                          Common Stock              Paid-in          Retained     Comprehensive    Shareholders'
                                     Shares          Amount         Capital          Earnings     Income (Loss)       Equity
                                 -------------   -------------   -------------    -------------   -------------    -------------
Balance at December 31, 2002        13,782,636   $      13,783   $   1,436,217    $   2,345,672   $        (369)   $   3,795,303

Net income                                --              --              --          2,887,980            --          2,887,980

Translation adjustment                    --              --              --               --               381              381
                                 -------------   -------------   -------------    -------------   -------------    -------------

Balance at December 31, 2003        13,782,636          13,783       1,436,217        5,233,652              12        6,683,664

Recapitalization and
reorganization                       1,585,705           1,586         308,465             --              --            310,051

Shares issued for consulting
service                                167,895             168         604,254             --              --            604,422

Shares issued for proceeds of
$190,000                               166,667             167         599,834             --               --           600,001

Shares issued for net proceeds
of $1.5 million                      1,315,789           1,315       1,498,685             --              --          1,500,000

Offset by issuing cost                    --              --          (217,481)            --              --           (217,481)

Net income                                --              --              --          1,594,629            --          1,594,629

Translation adjustment                    --              --              --               --               263              263
                                 -------------   -------------   -------------    -------------   -------------    -------------

Balance at December 31, 2004        17,018,692   $      17,019   $   4,229,974    $   6,828,281   $         275    $  11,075,549
                                 =============   =============   =============    =============   =============    =============






          See accompanying notes to consolidated financial statements.
                                      F-4


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years Ended December 31,
                                                                   --------------------------
                                                                       2003           2004
                                                                   -----------    -----------
Cash flows from operating activities:
   Net income                                                      $ 2,887,980    $ 1,594,629
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation                                                   234,055        287,232
        Bad debt expenses                                                    0         19,764
        Issuance of common stock to consultants for services                 0      1,014,423
        Loss on disposal of fixed assets                                 5,361            652
        Deferred tax assets                                                601        (23,817)
        Changes in assets and liabilities:
           Accounts receivable                                      (1,790,616)    (2,276,245)
           Inventories                                                (422,000)     1,489,527
           Amounts due from a related party                                  0     (4,742,688)
           Deposits paid                                              (245,268)             0
           Other current assets                                         62,522         25,438
           Accounts payable                                            111,569        (55,730)
           Deferred revenue                                            493,116         80,648
           Income tax payable                                                0        312,763
           Due to related parties                                       20,540         79,720
           Other current liabilities                                    25,737        404,769
                                                                   -----------    -----------

Net cash provided by (used in) operating activities                  1,383,597     (1,788,915)
                                                                   -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                 (259,858)      (132,155)
                                                                   -----------    -----------
Net cash  used in investing activities                                (259,858)      (132,155)
                                                                   -----------    -----------

Cash flows from financing activities:

   Recapitalization and reorganization                                       0        310,051
   Proceeds from issuing common stock                                        0      1,690,000
   Common stock proceeds held in escrow                                      0     (1,500,000)
   Issuing cost                                                              0       (217,481)
   Due to a related party                                             (604,062)             0
                                                                   -----------    -----------

Net cash provided by financing activities                             (604,062)       282,570
                                                                   -----------    -----------

Foreign currency translation                                               381            263
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                   520,058     (1,638,237)

Cash and cash equivalents, beginning of the period                   1,193,690      1,713,748
                                                                   -----------    -----------

Cash and cash equivalents, end of the period                       $ 1,713,748    $    75,511
                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                   $    12,082    $         0

        Income taxes                                               $   246,093    $    76,339

 Non-cash financing activity:

 Issuance of common stock to consultants for consulting services   $         0    $ 1,014,423
                                                                   ===========    ===========


          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CDW," formerly known as Boulder Acquisitions, Inc.) through its subsidiary sells mobile phones to retailers, distributors, and related parties and provides information services to users of mobile phones and pagers. Substantially all operations are conducted in Shanghai, People's Republic of China (PRC).

In order to meet ownership requirements under Chinese law that restrict a foreign company, from operating in certain industries such as value-added telecommunication and Internet services, CDW's subsidiary has entered into information service and cooperation agreements with two of CDW's affiliates that are incorporated in China: Shanghai SFT Co. Ltd. ("Sifang Information") and Shanghai Tianci Industry Co. Ltd ("Tianci Industry"). CDW holds no ownership interest in Sifang Information or Tianci Industry. Sifang Information and Tianci Industry contract with China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom, respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci Industry pursuant to a signed agreement between Sifang Information and Tianci Industry.

Recapitalization and Reorganization

On June 23, 2004, Boulder Acquisitions, Inc. ("Boulder Acquisitions") entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings") and certain shareholders. Pursuant to the stock exchange agreement, Boulder Acquisitions issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of Boulder Acquisitions.

Boulder Acquisitions was incorporated under the laws of the State of Colorado on May 8, 1980 as Boulder Brewing Company ("Boulder Brewing"). Boulder Brewing was the successor to a general partnership formed in 1979. From the initial inception of the original partnership through 1990, Boulder Brewing was in the business of operating a microbrewery in Boulder, Colorado. During 1990, as a result of various debt defaults, Boulder Brewing's assets were foreclosed upon and all business operations were ceased. Boulder Brewing has effectively had no operations, assets or liabilities since its fiscal year ended December 31, 1990.

In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada by means of a merger with and into Boulder Acquisitions, a Nevada corporation formed on September 6, 2001 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation eliminated the provision for Boulder Acquisitions to issue preferred stock.

The above stock exchange transaction resulted in those shareholders of Sifang Holdings obtaining a majority voting interest in Boulder Acquisitions. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Sifang Holdings as Sifang Holdings acquired a controlling equity interest in Boulder Acquisitions, as of June 23, 2004. The reverse acquisition process utilizes the capital structure of Boulder Acquisitions and the assets and liabilities of Sifang Holdings recorded at historical cost.

Sifang Holdings is the continuing operating entity for financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and shareholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. See the shareholders' equity statement for the period from January 1, 2004 to December 31, 2004. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. Subsequent to June 30, 2004, Boulder Acquisitions changed its name to China Digital Wireless, Inc.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Business History

CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings Co., Ltd., (Sifang Holdings) and its wholly-owned subsidiary TCH Data Technology Co., Ltd. (TCH). Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

CDW's current operations were originally a business division of Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

On May 25, 2004, Sifang Information transfered its 100% equity interest in TCH in exchange for 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 25, 2004, there were no activities in Sifang Holdings. As a result of the exchange of ownership between TCH and Sifang Holdings, TCH's historical financial statements became the historical financial statements of Sifang Holdings.

As a result of the spin-off, TCH engages in the business of mobile phone distribution and provides pager and mobile phone users with access to certain value-added information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers and distributors with a mark-up. In the process of providing value-added information services through monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The value-added information is constantly saved on TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users agree to make advance payments for our services for either three or six-month subscription periods.

In the spin-off process, the cost of sales included in the Company's financial statements is directly related to the product revenue and the cost of services is directly related to different types of service. The business taxes (similar to sales taxes in the U.S.) are related only to service revenue at a tax rate of

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


approximately 3.3%. The selling expenses are allocated based on the relationship between expense and revenue (such as commission) and payroll records. The general and administrative expenses are allocated based on management hours spent and payroll records. The income tax provision has been calculated on a separate company basis and is in line with the historical actual income tax provision at the Sifang Information level assuming that all income taxes had been paid by Sifang Information and no income tax liability was in existence in the periods reported in the accompanying financial statements. Management believes that the costs, operating expenses, interest expense, and income tax provision included in the Company's financial statements are a reasonable representation of the costs and expenses that would have been incurred if the Company had performed these functions as a stand-alone company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for annual financial statements. The consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented.

The Company's consolidated financial statements for the year ended December 31, 2003 have been derived from the historical financial statements and accounting records of Sifang Information using the historical operating results and the historical basis of the assets and liabilities transferred to the Company in accordance with accounting principles generally accepted in the United States of America. Management believes that the assumptions underlying the accompanying financial statements are reasonable. However, the financial statements that are derived from Sifang Information's financial records may not necessarily reflect the Company's results of operations and cash flows had the Company been a stand-alone company.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2004 include the accounts CDW, its wholly owned subsidiary Sifang Holdings, and its wholly owned subsidiary TCH (collectively the "Company"). Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities as of December 31, 2004. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates it's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of its financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

The Company derives revenues from the sale of mobile phones and the provision of wireless information services that are used on mobile phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenues net of related business taxes and value added taxes.

Mobile Phone Sales:

Revenues generated from the sale of mobile phones are recognized when the products are shipped to the distributor or retailer and when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

Services:

The Company recognizes service revenues over the term of the noted agreement and or when the services have been provided to the end user.

i) Information Services - TCH:

By signing a subscription agreement, wireless receiver users agree to make payments for three- to six-month subscriptions in advance. The Company records the proceeds as deferred revenue and amortizes the deferred revenue over the subscription period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access to the Company's server and starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

ii) Information Services - Installing Agent:

The Company has an installing agent install the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fees to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone, which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

iii) Information Services - China Mobile and / or Unicom:

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscriptions with China Mobile and/or China Unicom (collectively, "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Group Co., Ltd. ("Tianci Group"), contract with the Mobile Operators for the transmission of the Company's value-added information services. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci Group who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the end of the service period and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each of the provincial subsidiaries of the Mobile Operators. The Company received the December invoice before the issuance of the financial statements to reconcile the monthly revenues to the Mobile Operators billing statement. The Company has not recognized service revenue based on the records provided by its own server but has performed a reconciliation on a monthly basis of the revenues recognized by the Company's server to the Mobile Operator's billing statement. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received. This type of service is not covered by a monthly service subscription and the Company has no control whether or not it will occur Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company records the revenue from China Mobile / China Unicom on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

         o Is not the primary obligor in the arrangement, as it relies on Sifang Information to transmit the information services to the end user
         o Has limited ability to adjust the cost of services by adjusting the design or marketing of the service,
         o Has limited ability to determine prices, the Company must follow the price policy within ranges prescribed by Mobile Operators, and
         o        Has  limited   ability  to  assume  risk  of   non-payment  by
                  customers.

The Company's dependence on the substance and timing of the billing systems of the mobile telecommunications operators may require us to estimate portions of our reported revenue for wireless Internet services from time to time. As a result, subsequent adjustments may have to be made to our wireless Internet service revenue in our financial statements. As we do not bill our wireless Internet services users directly, we depend on the billing systems and records of the mobile telecommunications operators to record the volume of our wireless Internet services provided, charge our users through mobile telephone bills and collect payments from our users and pay us.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash accounts at credit worthy financial institutions.

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to retailers and distributors who are mainly located in the Shanghai metropolitan area. Typically, for mobile phone distributors, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company's policy is to provide for delinquent accounts

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


receivable balances as an allowance for doubtful accounts that is based on 5% of total trade accounts receivable less amounts due from related parties and from the installing agent.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of December 31, 2003 and 2004. However, actual write-offs might exceed the recorded allowance.

As of December 31, 2004, accounts receivable resulting from pre-charged fees amounted to $2,125,777, which was collected in March 2005.

The following table presents activities in the allowance for doubtful accounts.

                                                               December 31
                                                        ------------------------
                                                           2003          2004
                                                        ------------------------

Beginning balance                                       $   30,143    $   28,158
Additions charged to expense                                  --          19,764
Recovered                                                   (4,492)         --
Actual write off                                              --            --
                                                        ----------    ----------
Ending balance                                          $   25,651    $   47,922
                                                        ==========    ==========

Inventories

Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Rebates and Credits Receivable

In 2004 the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

Capitalization of Software Costs

The Company's software is developed by an independent third party to enable pager users to accept certain recoded information which is transmitted, through affiliates, by the Company and enables mobile phone users to dial into the Company's server. The software is for internal use and gives the Company the ability to provide value added information services. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the external cost incurred to develop this internal-use software by an engineering company at the application development stage and amortizes that cost over the estimated economic life of the software (two or three years) which is consistent with the expected life of a particular type of mobile phone.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Property and equipment

Property and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets as follows:

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

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the years ended December 31, 2003 and 2004.

Fair Value of Financial Instruments

The carrying amount of cash, notes receivable, accounts receivable, other receivables, advances to vendor, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Advertising Expenses:

Advertising expenses are expensed in the period incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $ 60,092 and $ 18,909, respectively.

Stock Based Compensation

The Company utilizes FAS 123 "Accounting for Stock-Based Compensation," when accounting for stock based compensation and recognizes the fair value impact of the compensation granted to employees and consultants as a charge to net income in the period that the services associated with the compensation are incurred. The Company does not currently have a stock option plan.

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

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information is registered in the Shanghai downtown area and has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualifies for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of SFT at 7.5% for the year ended December 31, 2003. The income tax provision presented for the year ended December 31, 2004 is based on 7.5% for the months of January to June and 15% for the months of July to December. The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

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

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The Company did not have any potentially dilutive common share equivalents as of December 31, 2003 or 2004.

Reclassifications

Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income and are immaterial to the financial statements as a whole.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision to FIN 46, "Consolidation of Variable Interest Entities". FIN 46R clarifies some of the provisions of FIN46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R did not have any effect on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1. The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - Equity Transactions

On June 23, 2004, the Company issued 167,895 shares of its common stock to a consultant for services relating to the reverse merger that was completed in fiscal 2004. The trading price of the Company's common stock on June 23, 2004 was $3.60 per share, accordingly, the fair value of 167,895 shares was $604,422.

On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merger . The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by a small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price of the Company's stock at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

On June 28, 2004, the Company issued, in aggregate, 1,315,789 shares of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the investors before the reverse merger had been completed. Pursuant to the signed stock purchase agreement, the Company granted to each of the three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in aggregate, of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a Registration Statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of December 31, 2004, the proceeds of $1.5 million

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



were held in an escrow account with an agent who is related to a shareholder. As of December 31, 2004, the Company has treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC declared the registration statement effective. Accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005.

In connection with the June 28, 2004, issuance of common stock, the Company incurred share issue costs of $217,481 and accounted for it as a reduction of additional paid-in capital.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

                                                            December 31,
                                                     --------------------------
                                                         2003           2004
                                                     --------------------------


Buildings                                            $   943,368    $   943,391
Software                                                 391,660        489,103
Vehicles                                                  65,484         65,485
Other equipment                                          424,891        455,453
                                                     -----------    -----------
                                                       1,825,403      1,953,432
Accumulated depreciation                                (471,165)      (754,923)
                                                     -----------    -----------

                                                     $ 1,354,238    $ 1,198,509
                                                     ===========    ===========


Depreciation expense for the years ended December 31, 2003 and 2004 was $234,055 and $287,232, respectively.

As of December 31, 2004, in accordance with the "Business and Related Assets Transfer Agreement" signed by TCH and Sifang Information, the ownership of the building suite and two motor vehicles, (collectively known as "Assets") are recorded on TCH's books of record. The net book value of the pledged assets was $853,743. The property is pledged as security for a $2.5 million line of credit held under the credit facility agreement between Sifang Information and the bank. The line of credit is recorded on Sifang Information's books and has a balance of $2,416,334 as of December 31, 2004. However, the two parties have declared that the ownership of the "Assets" should be TCH's as of the balance sheet date and have signed a legal agreement, as noted above. Sifang Information is expected to pay off the line of credit balance in May 2005 and at that point they will transfer the legal title of the property and the motor vehicles within one week after the pledge is to be released by the bank.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following related parties are related through common ownership with the major shareholder of the Company:
================================================================================


Shanghai SFT Co., Ltd. ("Sifang Information")
Shanghai Tianci Industry Co. Ltd. ("Tianci Industry") Shanghai Tianci Industry Group Co. Ltd. ("Tianci Group") Shanghai Shantian Telecommunication Co. Ltd. ("Shantian") Shanghai Sifang Telecommunication Co. Ltd. ("Sifang Telecom") Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate")

Merchandise Sold to Related Parties

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2003          2004
                                                        ------------------------

Shanghai Shantian Telecommunication Co. Ltd.            $     --      $9,178,674
Shanghai Tianci Industry Group Co. Ltd.                       --         136,310
Shanghai Tianci Industry Co. Ltd.                             --         576,707
                                                        ----------    ----------
                                                        $     --      $9,891,691
                                                        ==========    ==========

During the year ended December 31, 2004, TCH sold Samsung GSM mobile phones valued at $ 9,178,674 at a 4% gross profit margin to Shantian. Accounts receivable include $1,583,512 due from Shantian. During the year ended December 31, 2004 TCH also sold mobile phones to other related parties, which included Tianci Industy and Tianci Group for $136,310 and $576,707 at gross profit margins of 17% and 16% respectively.

Agency Income from a Related Party

The Tianci Group entered into an agency agreement with TCH to sell CDMA mobile phones owned by China Unicom. TCH obtains the same commission structure that Tianci Group earns from China Unicom. For each phone sold, TCH receives $15.70 per unit, sales commission of $3.62 per SIM card. TCH recognized commission income of $204,214 in the year ended December 31, 2004 from the Tianci Group, which is recorded in service revenues, net on the income statement.

Purchase from Related Party

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2003          2004
                                                        ------------------------


Shanghai Sifang Telecommunication Co. Ltd.              $     --      $  390,340
                                                        ==========    ==========

During the year ended December 31, 2004, TCH purchased local brand mobile phones from Sifang Telecom valued at $390,340, and all these mobile phones were sold to retailers in 2004.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Service Provided by Related Party

                                                        Years Ended December 31,
                                                        ------------------------
                                                            2003          2004
                                                        ------------------------


Shanghai SFT Co., Ltd.                                  $  567,840    $  604,314
                                                        ==========    ==========

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's factility (which may not be owned by foreign investors at the present time) to transmit the reformatted information the Company paid service fees of approximately $ 567,000 in each of the years ended December 31, 2003 and 2004. The service agreements are in effect for ten years and became effective on June 1, 2004. The annual payments for the services should continue to approximate $567,000 per year.

During the year ended December 31, 2004, Sifang Information also provided other management support and marketing services to TCH for $36,462 and none for the year ended December 31, 2003.

TCH earned information service revenues net of costs from China Mobile / China Unicom that were passed through from Sifang Information and are recorded in Service revenue, net on the income statement. For the year ended December 31, 2004, the total revenues generated were $846,416 and total cost of services were $421,476 and none for the year ended December 31, 2003.

TCH earned paging service revenues net of costs that were passed through from Sifang Information and are recorded in Service revenue, net on the income statement. For the year ended December 31, 2004, the total revenues generated were $964,869 and total cost of services were $533,199 and none for the year ended December 31, 2003.

Leasing from Related Parties

Sifang signed a leasing agreement with the Tianci Real Estate for leasing its apartment for office use, which was assumed by TCH as a part of the carve out transaction. The original leasing term was from May 1, 2003 to April 30, 2008. The lease agreement was terminated on September 30, 2004. The related rental expense for the years ended December 31, 2003 and 2004 was $20,540 and $30,810, respectively.

Amounts Due from a Related Party

As a result of the spin-off transaction, cash collections received and payments made Sifang Information on behalf of TCH, resulted in a net receivable of $2,910,956 due from Sifang Information at December 31, 2004. The amount due from related party also consists of $501,000 relating to the value added information services provided to Sifang Information and sold to China Unicom and another $371,000 relating to the paging revenues that are collected by Sifang Information on behalf of TCH. In the first quarter of 2005, TCH has collected $3.2 million from Sifang Information subsequent to March 31, 2005 The Company's management believes that the collection of the remaining balance of $582,956 from Sifang Information is reasonably assured and accordingly, no allowance has been recorded as of December 31, 2004.

The Company also advanced US$1,205,000 to provide Sifang Information's needs for working capital in order to complete spin-off procedures in the PRC. The outstanding balance was fully collected in March 2005.

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Due to Related Parties

                                                       Years Ended December 31,
                                                      -------------------------
                                                          2003          2004
                                                      -----------   -----------


Shanghai Tianci Real Estate Co. Ltd                   $    20,540   $    51,350
Shanghai Tianci Industry Group Co. Ltd.                      --          48,910
                                                      -----------   -----------
                                                      $    20,540   $   100,260
                                                      ===========   ===========


The balance owed to Tianci Real Estate represents rental payments for fiscal 2003 and 2004. The rental agreement was cancelled as of September 30, 2004. The balance owed to Tianci Group represents cash paid in advance for mobile phone purchases. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.

NOTE 6 - INCOME TAXES

The income (loss) generated in the Cayman Islands and China before income taxes in 2003 and 2004, respectively, was as follows:


                                                       Years Ended December 31,
                                                      -------------------------
                                                          2003          2004
                                                      -----------   -----------


Loss in Cayman Islands before income taxes            $      --     $(1,199,738)
Income in China before income taxes                     3,134,674     3,164,338
                                                      -----------   -----------

                                                      $ 3,134,674   $ 1,964,600
                                                      ===========   ===========


The income tax provision was as follows:


                                                       Years Ended December 31,
                                                      -------------------------
                                                         2003        2004
                                                      -----------   -----------
Current:
   Cayman Islands                                     $      --     $      --
   China                                                  246,093       389,102
                                                      -----------   -----------
Deferred:
   Cayman Islands                                            --            --
    China                                                     601       (19,131)
                                                      -----------   -----------
                                                      $   246,694   $   369,971
                                                      ===========   ===========


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



         The difference between the effective income tax rate and the expected federal statutory rate was as follows:


                                               Year ended       Year ended
                                              December 31,     December 31,
                                                  2003             2004
                                   ---------------------------------------------


Statutory rate                                    33.0%            33.0%
Income tax holiday                               (25.5)           (21.9)
Permanent differences                              0.4              7.7
Change in valuation allowance                       --               --
                                                --------         --------
Effective income tax rate                          7.9%            18.8%
--------------------------------------------------------------------------------

The primary components of temporary differences which give rise to the Company's deferred tax assets are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2003         2004
                                                         ----------   ----------

Allowance for receivables                                $    1,973   $    7,188
Accrued liabilities                                           2,982       21,584
                                                         ----------   ----------
                                                              4,955       28,772
Valuation allowance                                            --           --
                                                         ----------   ----------

Net deferred tax assets                                  $    4,955   $   28,772
                                                         ==========   ==========


NOTE 8 - SEGMENT REPORTING

The Company currently operates in three principal business segments. Management believes that the following table presents the useful information to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget, etc. As most of the Company's customers are located in the Shanghai metropolitan area and the Company's revenues are generated in Shanghai, no geographical segment information is presented.

                                                Mobile          Mobile
                                Agency          Phone           Phone          Pagers
                                Income       Distribution      Service         Service       Corporate       Total
                              ------------   ------------    ------------   ------------   ------------   ------------

2003
Revenue                               --     $ 13,529,279    $  1,297,323   $  2,205,776   $       --     $ 17,032,378
Gross profit                          --        1,104,825       1,009,859      1,476,922           --        3,591,606
Depreciation                          --             --           187,171           --           46,884        234,055
Interest expense                      --          (12,082)           --             --             --           12,082
Net income                            --          848,218         766,918      1,272,844           --        2,887,980
Expenditures for long-lived           --             --           194,374           --           65,484        259,858
assets
Total assets                          --        2,039,505       2,196,789        286,376      2,925,939      7,448,609





                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



2004
Revenue                       $    204,214     20,949,089       2,388,178        979,469           --       24,520,950
Gross profit                       204,214      1,340,257       1,889,984        431,670           --        3,866,125
Depreciation                          --             --           229,979           --           57,253        287,232
Interest income                       --             --              --             --            1,955          1,955
Net income                         165,757        802,854       1,271,078        176,742        821,801      1,594,629
Total assets                          --        2,721,741       2,443,657           --        7,497,267     12,662,665
Expenditures for long-lived           --             --           132,155           --             --          132,155
assets


NOTE 9 - CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who account for 10% or more of revenues, accounts receivable, purchases and accounts payable are presented as follows:


Customer                         Revenues                  Accounts Receivable
                                 2003          2004        2003          2004

A                                -             37%          -            34%
B                                12%           11%          1%            7%
C                                16%            5%          2%            3%
D                                14%            6%          2%            4%
E                                 7%            8%         76%           46%
                                 ---           ---         ---           ---
                                 49%           67%         81%           94%

Vendor                           Purchases                  Accounts Payable
                                 2003          2004         2003         2004
A (Shantian, a related party)    36%           33%          0            96%
B                                31%            0           0             0
C                                23%           32%          0             4%
D                                 0            17%          0             0
                                 90%           82%          0           100%

On December 31, 2004, the agreement between the installation agent and the Company was terminated and not renewed. For the year ended December 31, 2004, the Company earned $2,058,681 (2003 - $1,271,113) of information service revenues from the installation agent.

NOTE 10 -EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution as a part of operating expense to the State Administration of Labor Affairs. In accordance with PRC laws and regulations, TCH participates in a

                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $58,501 and $39,391 to these funds as part of selling, general and administrative expenses for the years ended December 31, 2003 and 2004, respectively.