Form 10QSB
period 2005-03-31
CHINA DIGITAL WIRELESS INC
filed 2005-05-23
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

As of April 16, 2005, 17,018,692 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                                           TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


  ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2005 and 2004 (Unaudited)   F-1

     Consolidated Statements of Income and Comprehensive Income
         For the Three Months Ended March, 2005 and 2004 (Unaudited)         F-2

     Consolidated Statements of Shareholders' Equity (Unaudited)             F-3

     Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2005 and 2004 (Unaudited)                           F-4

     Notes to Consolidated Financial Statements                              F-5


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                                              3

  ITEM 3.    CONTROLS AND PROCEDURES                                          7


PART II - OTHER INFORMATION

    ITEM 4.    EXHIBITS                                                        8


SIGNATURES                                                                     9


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                            December 31,     March 31,
                                                                2004           2005
                                                            ------------   ------------
                                                                           (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $     75,511   $    404,242
   Accounts  receivable,  net of allowance for doubtful
   accounts of $47,922 and $27,237                             4,619,809      3,044,340
   Inventories                                                   101,696        895,270
   Deferred tax assets                                            28,772         11,336
   Common stock proceeds held in escrow                        1,500,000              0
   Amounts due from related parties                            4,987,956      4,259,643
   Advances & deposits to suppliers                              150,412      1,472,016
                                                            ------------   ------------
Total current assets                                          11,464,156     10,086,847
                                                            ------------   ------------
Property and equipment, net                                    1,198,509      1,181,277
Deposit for business acquisition                                    --        2,160,335
                                                            ------------   ------------

Total assets                                                $ 12,662,665   $ 13,428,459
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $     55,839   $    929,301
   Deferred revenue                                              617,694        172,275
   VAT payable                                                   213,535         87,918
   Income tax payable                                            312,763        210,577
   Due to related parties                                        100,260         51,350
   Other liabilities                                             287,025        235,083
                                                            ------------   ------------
Total current liabilities                                      1,587,116      1,686,504
                                                            ------------   ------------

Shareholders' equity:
   Common stock - $0.001 par  value, 100,000,000 shares
     authorized, 17,018,692 shares issued and outstanding         17,019         17,019
   Additional paid-in capital                                  4,229,974      4,229,974
   Retained earnings                                           6,828,281      7,494,689
   Accumulated other comprehensive income                            275            273
                                                            ------------   ------------
Total shareholder's equity                                    11,075,549     11,741,955
                                                            ------------   ------------
Total liabilities and shareholders' equity                  $ 12,662,665   $ 13,428,459
                                                            ============   ============


           See accompanying notes to consolidated financial statements


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                      Three Months ended March 31,
                                                      ----------------------------
                                                          2004            2005
                                                      ------------    ------------
                                                       (unaudited)     (unaudited)
Revenues:
  Product sales                                       $  2,098,876    $    669,191
  Product sales to related parties                       1,775,000       4,060,514
  Information service revenue, net                         868,830         657,703
  Advertising service revenue, net                            --           387,954
                                                      ------------    ------------
Total revenues                                           4,742,706       5,775,362
                                                      ------------    ------------

Cost of goods sold                                       1,940,054         605,888
Cost of goods sold to related parties                    1,739,425       3,963,905
Cost of service                                            253,824         170,808
                                                      ------------    ------------
Total cost of goods sold                                 3,933,303       4,740,601
                                                      ------------    ------------
Gross profit                                               809,403       1,034,761
                                                      ------------    ------------

Operating expenses:
  Sales and marketing                                       36,236          43,289
  General and administrative                               126,181         192,039
                                                      ------------    ------------
Total operating expenses                                   162,417         235,328
                                                      ------------    ------------

Income from operations                                     646,986         799,433

Interest income (expense)                                        0             465
                                                      ------------    ------------

Income before income taxes                                 646,986         799,898

Income tax provision                                        48,524         133,490
                                                      ------------    ------------
Net income                                            $    598,462    $    666,408
                                                      ============    ============

Other comprehensive income
  Translation adjustments                             $       (330)   $         (2)
                                                      ------------    ------------

Comprehensive income                                  $    598,132    $    666,406
                                                      ============    ============

Basic earnings (loss) per share                       $       0.04    $       0.04

Weighted average shares of common stock outstanding     13,782,636      17,018,692


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In U.S. dollars, except share data)

                                                                   Additional                         Other           Total
                                          Common Stock              Paid-in          Retained     Comprehensive    Shareholders
                                     Shares          Amount         Capital          Earnings     Income (Loss)       Equity
                                 -------------   -------------   -------------    -------------   -------------    -------------
Balance at December 31, 2003        13,782,636   $      13,783   $   1,436,217    $   5,233,652   $          12    $   6,683,664

Recapitalization and
reorganization                       1,585,705           1,586         308,465             --              --            310,051

Shares issued for consulting
services                               167,895             168         604,254             --              --            604,422

Shares issued for proceeds of
$190,000 and  consulting
services                               166,667             167         599,834             --              --            600,001

Shares issued for net proceeds
of $1.5 million                      1,315,789           1,315       1,498,685             --              --          1,500,000

Offset by issuing cost                    --              --          (217,481)            --              --           (217,481)

Net income                                --              --              --          1,594,629            --          1,594,629

Translation adjustment                    --              --              --               --               263              263

Balance at December 31, 2004        17,018,692   $      17,019   $   4,229,974    $   6,828,281   $         275    $  11,075,549

Net income (unaudited)                    --              --              --            666,408            --            666,408

Translation adjustment
(unaudited)                               --              --              --               --                (2)              (2)
                                 -------------   -------------   -------------    -------------   -------------    -------------

Balance at March 31, 2005           17,018,692   $      17,019   $   4,229,974    $   7,494,689   $         273    $  11,741,955
                                 =============   =============   =============    =============   =============    =============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months ended March 31,
                                                                 ----------------------------
                                                                     2004            2005
                                                                 ------------    ------------
                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                     $    598,462    $    666,408
  Adjustments  to  reconcile  net income to net cash provided by operating activities:
       Depreciation and amortization                                   68,856          67,684
       Bad debt expenses                                               48,624         (20,685)
       Deferred tax assets                                             (3,647)         17,437
       Changes in assets and liabilities:
          Accounts receivable                                      (1,348,027)      1,596,154
          Inventories                                               1,305,562        (793,574)
          Other current assets                                       (659,649)     (1,321,604)
          Accounts payable                                            229,243         873,462
          Deferred revenue                                             (4,711)       (445,419)
          VAT payable                                                  83,414        (125,617)
          Income tax payable                                                0        (102,186)
          Due to related parties                                            0         (48,910)
          Other liabilities                                           216,206         (51,942)
                                                                 ------------    ------------

Net cash provided by operating activities                             534,333         311,208
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (35,570)        (50,452)
  Amount due from related parties                                    (962,875)     (1,432,023)
                                                                 ------------    ------------

Net cash used in investing activities                                (998,445)     (1,482,475)
                                                                 ------------    ------------

Cash flows from financing activities:

  Escrow receivable                                                         0       1,500,000
                                                                 ------------    ------------

Net cash provided by (used in) financing activities                         0       1,500,000
                                                                 ------------    ------------

Foreign currency translation                                             (330)             (2)
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                 (464,442)        328,731

Cash and cash equivalents, beginning of the period                  1,713,748          75,511
                                                                 ------------    ------------

Cash and cash equivalents, end of the period                     $  1,249,306    $    404,242
                                                                 ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                                  $          0               0
       Income taxes                                                    48,524         218,239



          See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

         China Digital Wireless, Inc. ("CDW") formerly known as Boulder Acquisitions, Inc.) sells mobile phones to retailers, distributors, and related parties and provides information services to users of mobile phones and pagers. Substantially all of China Digital Wireless, Inc. operations are in Shanghai, People's Republic of China (PRC).

         In order to meet ownership requirements under Chinese law that restrict a foreign company from operating in certain industries such as value-added telecommunication and Internet services, CDW's subsidiary have entered into information service and cooperation agreements with two of CDW's affiliates that are incorporated in the China: Sifang Information and Tianci. CDW holds no ownership interest in Sifang Information or Tianci. Sifang Information and Tianci contract with China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom, respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci pursuant to a signed agreement between Sifang Information and Tianci.

Recapitalization and Reorganization

         On June 23, 2004, Boulder Acquisitions, Inc. ("Boulder Acquisitions") entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings" and certain shareholders. Pursuant to the stock exchange agreement, Boulder Acquisitions issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of Boulder Acquisitions.

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

         Sifang  Holdings  is the  continuing  operating  entity  for  financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and shareholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. Please see the shareholders' equity statement for the period from January 1, 2004 to March 31, 2005. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. Subsequent to June 30, 2004, Boulder Acquisitions changed its name to China Digital Wireless, Inc.

Business History

         CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings Co., Ltd., (Sifang Holdings) and its wholly-owned subsidiary TCH Data Technology Co., Ltd. (TCH). Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of acquiring a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

         CDW's current operations were originally a business division of Shanghai Sifang Information Technology Co. (Sifang Information). Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

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

         In the spin-off process, the cost of sales included in the Company's financial statements is directly related to the product revenue and the cost of services is directly related to different types of service. The business taxes (similar to sales taxes in the U.S.) are related only to service revenue at a tax rate of approximately 3.3%. The selling expenses are allocated based on the relationship between expense and revenue (such as commission) and payroll records. The general and administrative expenses are allocated based on management hours spent and payroll records. The income tax provision has been calculated on a separate company basis and is in line with the historical actual income tax provision at the Sifang Information level assuming that all income taxes had been paid by Sifang Information and no income tax liability was in existence in the periods reported in the accompanying financial statements. Management believes that the costs, operating expenses, interest expense, and income tax provision included in the Company's financial statements are a reasonable representation of the costs and expenses that would have been incurred if the Company had performed these functions as a stand-alone company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

         The Company's consolidated financial statements for the three months ended March 31, 2004 have been derived from the historical financial statements and accounting records of Sifang Information using the historical operating results and the historical basis of the assets and liabilities transferred to the Company in accordance with accounting principles generally accepted in the United States of America. Management believes that the assumptions underlying the accompanying financial statements are reasonable. However, the financial statements that are derived from Sifang Information's financial records may not necessarily reflect the Company's results of operations and cash flows had the Company been a stand-alone company.

Principles of Consolidation:

         The consolidated financial statements for the three months ended March 31, 2005 include the accounts of CDW, its wholly owned subsidiary Sifang Holdings, and its wholly owned subsidiary TCH.(collectively, the "Company") Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of March 31, 2005. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

         The  Company   derives   revenues  from  the  sale  of  mobile  phones,
advertisement designing service and the provision of wireless information services that are used on cell phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenues net of related business taxes and value added taxes.

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

Advertising Servicing Revenue, Net:

         Advertising   revenues  are  derived  from   advertisement   designing,
masterminding and producing services. The Company recognizes service revenues over the term of noted agreement at the time of completion of the services.

Information Services:

         The Company recognizes service revenues over the term of the noted agreement and or when the services have been provided to the end user.

i)       Information Services - TCH:

         By signing a subscription agreement, wireless receiver users agree to make payments for three to six-month subscriptions in advance. TCH records the proceeds as deferred revenue and amortizes the deferred revenue over the subscriptions period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access to the Company's server and starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

ii)      Information Services - Installing Agent.

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

iii)     Information Services - China Mobile and / or Unicom:

         Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscriptions with China Mobile and/or China Unicom (collectively, "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci"), contract with the Mobile Operators for the transmission of the Company's value-added information services. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the end of the service period and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server but has performed a reconciliation on a monthly basis of the revenues recognized by the Company's server to the Mobile Operator's billing statement. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received (This type of service is not covered by a monthly service subscription and the Company has no control whether it will occur or not.). Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

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

Accounts Receivable and Concentration of Credit Risk

         During the normal course of business, the Company extends unsecured credit to retailers and distributors who are mainly located in the Shanghai metropolitan area. Typically, for mobile phone distributors, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company's policy is to provide for an allowance for doubtful accounts that is based on 5% of total trade accounts receivable less amounts due from related parties and from the installing agent.

         The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of March 31, 2004 and 2005. However, actual write-offs might exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts.

                                                   December 31,     March 31,
                                                  -------------   -------------
                                                       2004            2005
                                                  -------------   -------------
(Unaudited)
Beginning balance                                 $      28,158   $      47,922
Additions charged to expense                             19,764            --
Recovered                                                  --           (20,685)
Actual write off                                           --              --
                                                  -------------   -------------
Ending balance                                    $      47,922   $      27,237
                                                  =============   =============


Inventories

         Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Rebates and Credits Receivable

         In 2004, the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

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

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the three months ended March 31, 2004 and 2005.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, advances and deposits to supplier, accounts payable and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items.

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

Value Added Tax

         TCH is subject to value added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate ranges from 13% to 17%, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. For the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that that the assets will not be recovered.

         The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualifies for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of SFT at 7.5% for the three months ended March 31, 2004. The income tax provision presented for the three months ended March 31, 2005 is based on 15% . The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

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

Comprehensive Income (Loss)

         The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

Earnings (Loss) Per Share

         The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity if they were converted. . The Company did not have any potentially dilutive common share equivalents as of March 31, 2004 and 2005.

NOTE 3 - Equity Transactions

         On June 23, 2004, the Company issued 167,895 shares of its common stock to a consultant for services relating to the reverse merger that was completed in fiscal 2004. The trading price of the Company's common stock on June 23, 2004 was $3.60 per share, accordingly, the fair value of 167,895 shares was $604,422.

         On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merger . The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by a small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

         On June 28, 2004, the Company issued, in aggregate, 1,315,789 shares of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the investor before the reverse merger had been completed. Pursuant to the signed stock purchase agreement, the Company granted to each of the three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in aggregate, of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a Registration Statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of December 31, 2004, the proceeds of $1.5 million were held in an escrow account with an agent who is related to a shareholder. As of December 31, 2004, the Company has treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC declared the registration statement effective. Accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005.

         In connection with the June 28, 2004, issuance of common stock, the Company incurred share issue costs of $217,481 and accounted for it as a reduction of additional paid-in capital.

NOTE 4 - Related Party Transactions

Related Party Relationships

         The following related parties are related through common ownership with the major shareholder of the Company.

Merchandise Sold to Related Parties

                                                    Three months Ended March 31,
                                                        2004            2005
                                                    ------------    ------------
                                                     (Unaudited)     (Unaudited)

Shanghai Shantian Telecommunication Co. Ltd.           1,775,154       4,060,514
                                                    ------------    ------------
                                                       1,775,154       4,060,514
                                                    ============    ============


         During the three months ended March 31, 2005, TCH sold Samsung GSM mobile phones valued at $4,060,514 (2004 - $1,775,000) at a 2.4% (2004 - 2%)
gross profit margin to Shantian. Accounts receivable include $2,526,838 (2004 $1,583,512) due from Shantian.

Advertising Services Rendered to Related Party

                                                    Three months Ended March 31,
                                                        2004            2005
                                                    ------------    ------------
                                                     (Unaudited)    (Unaudited)

Shanghai Tianci Real Estate Co. Ltd.                        --           459,131
                                                    ------------    ------------
                                                            --           459,131
                                                    ============    ============

         In January 2005, Shanghai Sifang Media Co., Ltd and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for Shanghai Tianci Real Estate Co. Ltd. TCH will receive a net fee of approximately $459,000 for providing the service from January 2005 to March 31, 2005. There is an "Advertisement Agency Contract" between Shanghai Tianci Real Estate Co., Ltd and Shanghai Sifang Media Co., Ltd, which continues until November 2005 and it is expected that TCH will earn additional advertising service revenue during the term of the Advertising Agency Contract.

         During the three months ended March 31, 2005, TCH rendered advertisement designing and producing services to Tianci Real Estate for publicity and promoting its apartment earned$ 459,131 of advertising service revenue.

Service Provided by Related Party

                                                    Three months Ended March 31,
                                                        2004            2005
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Shanghai SFT Co., Ltd.                                   141,960         121,556
                                                    ------------    ------------
                                                         141,960         121,556
                                                    ============    ============

         In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information the Company paid service fees of approximately $141,960 and $90,618 for the three months ended March 31, 2004 and 2005 respectively. The annual payments for the services have declined from approximately $567,000 to approximately $362,472 from January 1, 2005.

         During the three months ended March 31, 2005, Sifang Information also provided other management support and marketing services to TCH for $ 30,938.

Amounts Due from Related Parties

                                           December 31, 2004    March 31, 2005
                                           -----------------   -----------------
                                                                  (unaudited)

Shanghai SFT Co., Ltd.                     $       4,987,956           4,259,643
                                           -----------------   -----------------
                                                   4,987,956           4,259,643
                                           =================   =================


         In order to develop the Company's mobile phone distribution business, the Company is applying to become Nokia's distributor (provincial level) of mobile phones. On March 20, 2005 TCH signed agreement with Sifang Information for cooperation on Nokia mobile phone's distribution, as TCH will act as an agent to sell Nokia phones on Sifang Information's behalf. Currently, the final approval from Nokia has not been received. As at March 31, 2005, TCH advanced $3,020,600 (RMB25,000,000) to Sifang Information so that when Sifang Information is approved to distribute Nokia's products there is enough working capital available to purchase Nokia mobile phones and to establish marketing for channel distribution.

         The Company advanced US$ 1,239,043 ( 2004 - $1,205,000) to provide Sifang Information's needs for working capital in order to complete spin-off procedures in the PRC. The Company's management believes that the collection of the remaining balance from Sifang Information is reasonably assured and accordingly, no allowance has been recorded as of March 31, 2005.

Deposit for Business Acquisition

         In March 2005, TCH signed an agreement with Tianci Group for appointing Tianci Group as an agent for assisting TCH's proposal to acquire assets and a related business from Shanghai Oriental New Window Company Limited ("Shanghai ONW"), whose main business was digital mobile television and digital media services. To initiate the acquisition, TCH advanced Tianci Group RMB20,000,000 (equivalent approximately $2,418,000) . As of March 31, 2005, there remains a receivable of $2,160,335 from the Tianci Group. The acquisition will be under the nominal name of Tianci Group, after the completion of the acquisition, all related assets and business will transfer from Tianci Group to TCH with no mark up.


Due to Related Parties

                                           December 31, 2004     March 31, 2005
                                           -----------------   -----------------
                                                                  (unaudited)

Shanghai Tianci Real Estate Co. Ltd        $          51,350              51,350
Shanghai Tianci Industry Group Co. Ltd.               48,910                --
                                           -----------------   -----------------
                                                     100,260              51,350
                                           =================   =================


         The balance of $51,350 owed to Tianci Real Estate at March 31, 2005 represents rental payments for fiscal 2003 and 2004. The rental agreement was cancelled as of September 30, 2004. The above amounts due to related parties are unsecured, non-interest bearing and due on demand.

NOTE 5 - SEGMENT REPORTING

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

                                Advertising   Mobile Phone   Mobile Phone    Beep Pagers
                                  Income      Distribution     Service         Service      Corporate        Total
                               ------------   ------------   ------------   ------------   ------------   ------------
Three months ended
March 31, 2004
Revenue                        $       --     $  3,873,876   $    520,965   $    347,865   $       --     $  4,742,706
Gross profit                           --          194,397        448,947        166,059           --          809,403
Depreciation                           --             --           54,544           --           14,312         68,856
Interest Income (Expense)              --             --             --             --             --             --
Net Income                             --          124,152        359,611        114,699           --          598,462
Expenditures for long-lived            --             --           35,570           --             --           35,570
assets

Total Assets, as at December           --        2,721,741      2,443,657           --        7,497,267     12,662,665
31, 2004

Three months ended
March 31, 2005
Revenue                        $    387,954   $  4,729,705   $    450,098   $    207,605   $          0   $  5,775,362
Gross profit                        387,954        159,912        346,771        140,124              0      1,034,761
Depreciation                           --             --           53,371           --           14,313         67,684
Interest Income (Expense)              --             --             --             --              465            465
Net Income                          323,211         97,491        253,167         99,037        106,498        666,408
Expenditures for long-lived            --             --           50,452           --             --           50,452
assets

Total Assets, as at
March 31, 2005                         --        8,377,108        300,822           --        4,750,529     13,428,459

NOTE 6 -EMPLOYEE WELFARE AND RETIREMENT BENEFITS

         The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution as a part of operating expense to the State Administration of Labor Affairs. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $14,849 and $ 12,782 to these funds as part of selling, general and administrative expenses for the three months ended March 31, 2004 and 2005, respectively.

ITEM 3.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business by presenting a set of carve-out financial statements for the years ended December 31, 2002 and 2003 and three months ended March 31, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter. On March 31, 2004, Sifang Information transferred the spun-off business into TCH. Being a receiving entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix
D. On May 26, 2004 Sifang Information exchanged 100% of its equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004, there were no activities in Sifang Holdings. As a result of exchanging the ownership between TCH and Sifang Holdings, TCH's historical financial statements become the historical financial statements of Sifang Holdings.

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

Discussion and Analysis of Operating Results

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

Total Revenue

         Total sales revenues in the three months ended March 31, 2005 increased by approximately $$1,032,656, representing an approximately 21.8% increase, to $5,775,362 as compared to $3,873,876 for the same period of the prior year. The increase was due mainly to our marketing effort and further facilitated by Samsung's marketing promotion. Total sales revenues consist of product sales, product sales to related parties. In the Chinese telecommunication market, mobile phones have rapidly replaced beepers and pagers as the mobile communication device preferred by consumers, resulting in an increase in mobile phone distribution. In the three months ended March 31, 2005, Samsung's mobile phones accounted for about 97% of our total product sales and other name brands mobile phones accounted for the remaining 3%, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 94% of our total product sales and other brands accounted for the balance. During 2005 market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 3.4% in order to maintain our market position, in comparison to a mark-up ratio of 5.0% for the same period the prior year.

Product Sales

         Revenue from product sales in the three months ended March 31, 2005 decreased by approximately $1,429,685, representing an approximately 68.2% decrease, to $669,191 as compared to $2,098,876 for the same period of the prior year. We have cultivated out related party, Shanghai Shantian to be in a good position to distribute the mobile phones by establishing its market channel and facility from the fiscal year 2004. As we have focused our marketing efforts on Shanghhai Shantian there was a decline in the mobile phones sales to direct customers.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shanghai Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three months period ended March 31, 2005, we sold $4,060,514 worth of mobile phones to Shantian, with a total competitive mark-up on average of approximately 2.4 % as compared to an average mark-up ratio of 3.4% for the products sold to all of our customers.

Information service revenue, net

         Total service revenue net of related business tax and surcharge for the three months ended March 31, 2005 increased by $211,127 representing approximately a 24.3% decrease, to $657,703 compared to $868,830 for the same period of the prior year. Value-added service revenue from mobile phone users for the three months ended March 31, 2005 decreased by $70,867 to $450,098 compared to $520,965 for the same period of the prior year, representing a 13.6% decrease. The decrease was due mainly to the decline of our financial value-added service basically based on Chinese security market, which was not performing well. The Chinese freezing stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the three months ended March 31, 2005 decreased by $140,260 to $ 207,605 compared to $347,865 for the same period of the prior year, representing approximately a 40.3% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         During the three months ended March 31, 2005, TCH rendered advertisement designing and producing services to Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") for publicity and promoting its apartment, $ 387,954 service revenue derived from finished services.


Cost of goods sold

         The cost of goods  sold for the  three  months  ended  March  31,  2005 increased by $890,314 to $4,569,793  compared to $3,679,479  for the same period of the prior year,  representing an approximately 24.2 % increase.  The increase was consistent with the increases in revenue from product sales.

Cost of service

         The cost of service for the three months ended March 31, 2005 decreased by $82,016 to $170,808 compared to $253,824 for the same period of the prior year, representing an approximately 32.7% decrease. The costs of service consist of value-added service costs and advertising service costs. The decline was due mainly to the decrease of information fees paid to content providers for the value-added service. The breakdown of our service business has changed and the proportion of beep services that are related to financial service has decreased, resulting in a decrease in associated costs pertaining to the security information fee paid. During 2005, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the three months ended March 31, 2005 increased by approximately $225,358 to approximately $1,034,761, representing approximately a 27.9% increase, compared to gross profit of $809,403 for the same period of the prior year. The increase in gross profit was primarily attributable to the proceeds generated in the new advertising service during the first quarter of 2005.

         The following table summarizes certain information related to the various components of revenue

                                                                         Information     Information
                                         Advertising    Mobile Phone      Service -       Service-
                                           Income       Distribution    Mobile Phone       Pager           Total
                                        ------------    ------------    ------------    ------------    ------------
For the quarter  ended March 31, 2005

Revenue                                 $    459,131    $  4,729,705    $    450,098    $    207,605    $  5,846,539
                                        ------------    ------------    ------------    ------------    ------------
Cost                                          71,177       4,569,793         103,327          67,482       4,811,778
                                        ------------    ------------    ------------    ------------    ------------
Gross profit                                 387,954         159,912         346,771         140,123       1,034,761
                                        ------------    ------------    ------------    ------------    ------------
Gross profit ratio                             84.5%            3.4%           77.0%           67.5%           17.7%
                                        ------------    ------------    ------------    ------------    ------------


For the quarter  ended March 31, 2004

Revenue                                 $       --         3,873,876    $    520,965    $    347,865    $  4,742,706
                                        ------------    ------------    ------------    ------------    ------------
Cost                                            --         3,679,479          72,018         181,806       3,933,303
                                        ------------    ------------    ------------    ------------    ------------
Gross profit                                    --           194,397         448,947         166,059         809,403
                                        ------------    ------------    ------------    ------------    ------------
Gross profit ratio                              --              5.0%           86.2%           47.7%           17.1%
                                        ------------    ------------    ------------    ------------    ------------

Selling expenses

         Selling expenses for the three months ended March 31, 2005 increased by $7,053 to $43,289 compared to $36,236 for the same period of the prior year, representing a 19.5% increase. The increase was due to increased office expenses incurred by our marketing department, which increased to $31,988 in the first quarter of 2005 compared to $16,061 for the same period in the prior year, which was partially offset by a decline in our advertising expenses for the quarter.

General and administrative expenses

         General and administrative expenses for the three months ended March 31, 2005 increased by $65,858 to $192,039 compared to $126,181 for the same period of the prior year, representing a 52.2% increase. The increase was due mainly to the audit and retainer fees for listing.

         General and administrative expenses incurred at the TCH level in the three months ended March 31, 2005 decreased from $126,181 to $102,002, representing a slight decrease. The decrease was primarily attributable to the decrease of account receivable from our clients, resulting in the recovery of provisions for bad debts, and cost control, which lead to the decline of utility expenses and communication fees.

         The other cash-based expenses incurred at the parent level in the three months ended March 31, 2005 of $90,037, represented payments for the audit fees, a retainer fee and other consultant fees.

Interest income (expense)

         During the three months ended March 31, 2005, interest income derived from deposits in banks was $465.

Income tax

         The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the three months ended March 31, 2004 and 15% for the three Months ended March 31, 2005. In the three months ended March 31, 2004 and 2005, income tax expense was $48,524 and $133,490 respectively, based on pretax income of $646,986 and $799,898.

Net income

         We recorded net income of $666,408 for the three months ended March 31, 2005, a $67,946 increase in net income compared to a net income of $598,462 for the same period of the prior year, representing an approximately 11.4% increase. The increase in net income was attributable to (i) the expansion of our mobile phone distribution business, and (ii) the startup of our new advertising business

Earnings per share

         The earnings per share for the three months ended March 31, 2005 was $0.039 compared to $0.043 for the same period of the prior year. The fluctuation was due mainly to the increase in the total outstanding shares of common stock that were issued in fiscal 2004,although the company was able to increase net income.

Liquidity and Capital Resources

         Our cash balance decreased from approximately $1,249,000 as of March 31, 2004 to approximately $404,202 as of March 31, 2005. This decrease in cash and cash equivalents was due primarily to the increase in the inventories.

         Net cash generated in operating activities was $311,208 during the three months ended by March 31, 2005 compared to $534,333 during the same period of the prior year. The increase in cash generated was from operations and the collection of accounts receivable and slower payment of payables, which was offset by substantial inventory purchases.

         Net cash used in investing activities for the three months ended March 31, 2005 increased to $1,482,475 compared to $998,445 for the same period of the prior year, representing a $484,030 increase. The increase in cash used in investing activities was mainly due to the start up of the new advertising business in the current quarter. .

         Net cash provided by financing activities for the three months ended March 31, 2005 was $1,500,000 compared to $0 for the same period of the prior year. The $1,500,000 relates to proceeds for shares that were issued in fiscal 2004 but were held in escrow until the Company filed a Registration Statement on Form SB-2 with the SEC. The Company treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company.

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


                                    PART II.
                                OTHER INFORMATION

Item 4.  Exhibits

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

                                              CHINA DIGITAL WIRELESS, INC.



Date: April 20, 2005                           /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer