Form 10QSB/A
period 2005-03-31
CHINA DIGITAL WIRELESS INC
filed 2005-05-25
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

       Notes to Consolidated Financial Statements                            F-5


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                                            3

    ITEM 3.  CONTROLS AND PROCEDURES                                         7


PART II - OTHER INFORMATION

    ITEM 4.  EXHIBITS                                                        8


SIGNATURES                                                                   9


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS




                                                                       December 31,     March 31,
                                                                           2004           2005
                                                                       ------------   ------------
                                                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                           $     75,511   $    404,242
   Accounts  receivable,  net of allowance for doubtful  accounts of
   $47,922 and $27,237                                                    4,619,809      3,044,340
   Inventories                                                              101,696        895,270
   Deferred tax assets                                                       28,772         11,336
   Common stock proceeds held in escrow                                   1,500,000              0
   Amounts due from related parties                                       4,987,956      4,259,643
   Advances & deposits to suppliers                                         150,412      1,472,016
                                                                       ------------   ------------
Total current assets                                                     11,464,156     10,086,847
                                                                       ------------   ------------

Property and equipment, net                                               1,198,509      1,181,277
Deposit for business acquisition                                               --        2,160,335
                                                                       ------------   ------------

Total assets                                                           $ 12,662,665   $ 13,428,459
                                                                       ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $     55,839   $    929,301
   Deferred revenue                                                         617,694        172,275
   VAT payable                                                              213,535         87,918
   Income tax payable                                                       312,763        210,577
   Due to related parties                                                   100,260         51,350
   Other liabilities                                                        287,025        235,083
                                                                       ------------   ------------

Total current liabilities                                                 1,587,116      1,686,504
                                                                       ------------   ------------


Shareholders' equity:
   Common stock - $0.001 par value, 100,000,000 shares
     authorized, 17,018,692 shares issued and outstanding                    17,019         17,019
   Additional paid-in capital                                             4,229,974      4,229,974
   Retained earnings                                                      6,828,281      7,494,689
   Accumulated other comprehensive income                                       275            273
                                                                       ------------   ------------

Total shareholders' equity                                               11,075,549     11,741,955
                                                                       ------------   ------------

Total liabilities and shareholders' equity                             $ 12,662,665   $ 13,428,459
                                                                       ============   ============


           See accompanying notes to consolidated financial statements



                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                      Three Months ended March 31,
                                                      ----------------------------
                                                          2004            2005
                                                      ------------    ------------
                                                       (unaudited)     (unaudited)
Revenues:
  Product sales                                       $  2,098,876    $    669,191
  Product sales to related parties                       1,775,000       4,060,514
  Information service revenue                              868,830         657,703

  Advertising service revenue, net                            --           387,954
                                                      ------------    ------------

Total revenues                                           4,742,706       5,775,362
                                                      ------------    ------------

Cost of goods sold                                       1,940,054         605,888
Cost of goods sold to related parties                    1,739,425       3,963,905
Cost of information services                               253,824         170,808
                                                      ------------    ------------
Total cost of goods sold                                 3,933,303       4,740,601
                                                      ------------    ------------

Gross profit                                               809,403       1,034,761
                                                      ------------    ------------

Operating expenses:
  Sales and marketing                                       36,236          43,289
  General and administrative                               126,181         192,039
                                                      ------------    ------------

Total operating expenses                                   162,417         235,328
                                                      ------------    ------------

Income from operations                                     646,986         799,433

Interest income                                                  0             465
                                                      ------------    ------------

Income before income taxes                                 646,986         799,898

Income tax provision                                        48,524         133,490
                                                      ------------    ------------

Net income                                            $    598,462    $    666,408
                                                      ============    ============


Other comprehensive income
  Translation adjustments                             $       (330)   $         (2)
                                                      ------------    ------------

Comprehensive income                                  $    598,132    $    666,406
                                                      ============    ============


Basic earnings (loss) per share                       $       0.04    $       0.04

Weighted average shares of common stock outstanding     13,782,636      17,018,692


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


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months ended March 31,
                                                       ----------------------------
                                                              2004           2005
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income                                           $    598,462    $    666,408
  Adjustments  to  reconcile  net income to net cash
     provided by operating  activities:
       Depreciation                                          68,856          67,684
       Bad debt expenses                                     48,624         (20,685)
       Deferred tax assets                                   (3,647)         17,437
       Changes in assets and liabilities:
          Accounts receivable                            (1,348,027)      1,596,154
          Inventories                                     1,305,562        (793,574)
          Advances & deposits to suppliers                 (659,649)     (1,321,604)
          Accounts payable                                  229,243         873,462
          Deferred revenue                                   (4,711)       (445,419)
          VAT payable                                        83,414        (125,617)
          Income tax payable                                      0        (102,186)
          Due to related parties                                  0         (48,910)
          Other liabilities                                 216,206         (51,942)
                                                       ------------    ------------

Net cash provided by operating activities                   534,333         311,208
                                                       ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                        (35,570)        (50,452)
  Amount due from related parties                          (962,875)     (1,432,023)
                                                       ------------    ------------
Net cash used in investing activities                      (998,445)     (1,482,475)
                                                       ------------    ------------

Cash flows from financing activities:

  Escrow receivable                                               0       1,500,000
                                                       ------------    ------------

Net cash provided by (used in) financing activities               0       1,500,000
                                                       ------------    ------------

Foreign currency translation                                   (330)             (2)
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents       (464,442)        328,731

Cash and cash equivalents, beginning of the period        1,713,748          75,511
                                                       ------------    ------------

Cash and cash equivalents, end of the period           $  1,249,306    $    404,242
                                                       ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                        $          0               0
       Income taxes                                          48,524         218,239



          See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

         China Digital Wireless, Inc. ("CDW") formerly known as Boulder Acquisitions, Inc. sells mobile phones to retailers, distributors, and related parties and provides information services to users of mobile phones and pagers. Substantially all of China Digital Wireless, Inc. operations are in Shanghai, People's Republic of China (PRC).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-QSB have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Principles of Consolidation:

         The consolidated financial statements for the three months ended March 31, 2005 and March 31, 2004 include the accounts of CDW, its wholly owned subsidiary Sifang Holdings, and its wholly owned subsidiary TCH, collectively, the "Company"). Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of March 31, 2005 and March 31, 2004. All significant intercompany accounts and transactions have been eliminated.

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

The following table presents activities in the allowance for doubtful accounts.

                                                    December 31,     March 31,
                                                    ------------   ------------
                                                        2004           2005
                                                    ------------   ------------
                                                                    (Unaudited)
Beginning balance                                   $     28,158   $     47,922
Additions charged to expense                              19,764           --
Recovered                                                   --          (20,685)
Actual write off                                            --             --
                                                    ------------   ------------
Ending balance                                      $     47,922   $     27,237
                                                    ============   ============


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

         On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merger. The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by a small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

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


NOTE 4 - Related Party Transactions

Related Party Relationships

         The following related parties are related through common ownership with the major shareholder of the Company.

Merchandise Sold to Related Parties

                                                            Three months Ended March 31,
                                                                2004            2005
                                                            ------------    ------------
                                                             (Unaudited)     (Unaudited)

Shanghai Shantian Telecommunication Co. Ltd. ("Shantian")   $  1,775,000    $  4,060,514
                                                            ------------    ------------
                                                            $  1,775,000    $  4,060,514
                                                            ============    ============

         During the three months ended March 31, 2005, TCH sold Samsung GSM mobile phones valued at $4,060,514 (2004 - $1,775,000) at a 2.4% (2004 - 2%)
gross profit margin to Shantian.  Accounts  receivable  include $2,526,838 (2004
$1,583,512) due from Shantian.

Advertising Services Rendered to Related Party

                                                            Three months Ended March 31,
                                                                2004            2005
                                                            ------------    ------------
                                                            (Unaudited)      (Unaudited)

Shanghai Tianci Real Estate Co. Ltd.                        $       --      $    459,131
                                                            ------------    ------------
                                                            $       --      $    459,131
                                                            ============    ============


         In January 2005,  Shanghai  Sifang Media Co., Ltd ("Sifang  Media") and
TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for Tianci Real Estate. TCH received a fee of approximately $459,000 for providing the service from January 2005 to March 31, 2005. There is an "Advertisement Agency Contract" between Tianci Real Estate and
Sifang Media, which continues until November 2005 and it is expected that TCH will earn additional advertising service revenue during the term of the Advertising Agency Contract.

Service Provided by Related Party

                                                            Three months Ended March 31,
                                                                2004            2005
                                                            ------------    ------------
                                                             (Unaudited)     (Unaudited)

Shanghai SFT Co., Ltd. ("Sifang Information")               $    141,960    $    121,556
                                                            ------------    ------------
                                                            $    141,960    $    121,556
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

         During the three months ended March 31, 2005, Sifang Information also provided other management support and marketing services to TCH for $30,938.

Amounts Due from Related Parties

                                           December 31, 2004     March 31, 2005
                                           -----------------   -----------------
                                                                  (unaudited)

Shanghai SFT Co., Ltd.                     $       4,987,956   $       4,259,643
                                           -----------------   -----------------
                                           $       4,987,956   $       4,259,643
                                           =================   =================


         In order to develop the Company's mobile phone distribution business, the Company is applying to become Nokia's distributor (provincial level) of mobile phones. On March 20, 2005 TCH signed an agreement with Sifang Information for cooperation on Nokia mobile phone's distribution, as TCH will act as the agent to sell Nokia phones on Sifang Information's behalf. Currently, the final approval from Nokia has not been received. As at March 31, 2005, TCH advanced $3,020,600 (RMB25,000,000) to Sifang Information so that when Sifang Information is approved to distribute Nokia's products there is enough working capital available to purchase Nokia mobile phones and to establish marketing for channel distribution.

         The Company advanced US$ 1,239,043 (2004 - $1,205,000) to provide Sifang Information with working capital in order to complete spin-off procedures in the PRC. The Company's management believes that the collection of the remaining balance from Sifang Information is reasonably assured and accordingly, no allowance has been recorded as of March 31, 2005.

Deposit for Business Acquisition

         In March 2005, TCH signed an agreement with Tianci Group to act as an agent for assisting with TCH's proposal to acquire assets and a related business from Shanghai Oriental New Window Company Limited ("Shanghai ONW"), whose main business was digital mobile television and digital media services. To initiate the acquisition, TCH advanced Tianci Group RMB 20,000,000 (equivalent to approximately $2,418,000). As of March 31, 2005, there remains a receivable of $2,160,335 from the Tianci Group. The acquisition will be under the nominal name of Tianci Group. After the completion of the acquisition, all related assets and the business will transfer from Tianci Group to TCH with no mark up.


Due to Related Parties

                                           December 31, 2004     March 31, 2005
                                           -----------------   -----------------
                                                                  (unaudited)

Shanghai Tianci Real Estate Co. Ltd        $          51,350   $          51,350
Shanghai Tianci Industry Group Co. Ltd.               48,910                --
                                           -----------------   -----------------
                                           $         100,260   $          51,350
                                           =================   =================


         The balance of $51,350 owed to Tianci Real Estate at March 31, 2005 represents rental payments for fiscal 2003 and 2004. The rental agreement was cancelled as of September 30, 2004. The $48,910 owed to the Tianci Group was paid during the three months ended March 31, 2005. The above amounts due to related parties are unsecured, non-interest bearing and due on demand.

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

                                Advertising   Mobile Phone   Mobile Phone    Beep Pagers
                                  Income      Distribution      Service        Service      Corporate        Total
                               ------------   ------------   ------------   ------------   ------------   ------------
Three months ended
March 31, 2004
Revenue                        $       --     $  3,873,876   $    520,965   $    347,865   $       --     $  4,742,706
Gross profit                           --          194,397        448,947        166,059           --          809,403
Depreciation                           --             --           54,544           --           14,312         68,856
Interest Income (Expense)              --             --             --             --             --             --
Net Income                             --          124,152        359,611        114,699           --          598,462
Expenditures for long-lived            --             --           35,570           --             --           35,570
assets

Total Assets, as at December           --        2,721,741      2,443,657           --        7,497,267     12,662,665
31, 2004

Three months ended
March 31, 2005
Revenue                        $    387,954   $  4,729,705   $    450,098   $    207,605   $          0   $  5,775,362
Gross profit                        387,954        159,912        346,771        140,124              0      1,034,761
Depreciation                           --             --           53,371           --           14,313         67,684
Interest Income (Expense)              --             --             --             --              465            465
Net Income                          323,211         97,491        253,167         99,037        106,498        666,408
Expenditures for long-lived            --             --           50,452           --             --           50,452
assets

Total Assets, as at March              --        8,377,108        300,822           --        4,750,529     13,428,459
31, 2005

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

Discussion and Analysis of Operating Results

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

Total Revenue

         Total revenues in the three months ended March 31, 2005 increased by approximately $1,032,656, representing an approximately 21.8% increase, to $5,775,362 as compared to $4,742,706 for the same period of the prior year. The increase was due mainly to our marketing effort and further facilitated by Samsung's marketing promotion. Total revenues consist of product sales, product sales to related parties, information service revenues, and advertising service revenue, net. In the Chinese telecommunication market, mobile phones have rapidly replaced beepers and pagers as the mobile communication device preferred by consumers, resulting in an increase in mobile phone distribution. In the three months ended March 31, 2005, Samsung's mobile phones accounted for about 97% of our total product sales and other name brands mobile phones accounted for the remaining 3%, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 94% of our total product sales and other brands accounted for the balance. During 2005 market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 3.4% in order to maintain our market position, in comparison to a mark-up ratio of 5.0% for the same period the prior year.

Product Sales

         Revenue from product sales in the three months ended March 31, 2005 decreased by approximately $1,429,685, representing an approximately 68.2% decrease, to $669,191 as compared to $2,098,876 for the same period of the prior year. In 2005, we have promoted distribution of mobile phones through our related party, Shanghai Shantian by establishing its market channel and facility from the fiscal year 2004. As we have focused our marketing efforts on Shanghhai Shantian there was a decline in the mobile phones sales to direct customers.

Product sales to a related party

         As discussed above, we distributed Samsung mobile phones to our related party, Shanghai Shantian, in which Sifang Information holds a 51% equity interest. During the three months period ended March 31, 2005, we sold $4,060,514 worth of mobile phones to Shantian, with an average mark-up of approximately 2.4 % as compared to an average mark-up of 3.4% for the products sold to all of our other customers.

Information service revenue

         Total service revenue net of related business tax and surcharge for the three months ended March 31, 2005 increased by $211,127 representing approximately a 24.3% decrease, to $657,703 compared to $868,830 for the same period of the prior year. Value-added service revenue from mobile phone users for the three months ended March 31, 2005 decreased by $70,867 to $450,098 compared to $520,965 for the same period of the prior year, representing a 13.6% decrease. The decrease was due mainly to the decline of our financial value-added service basically based on Chinese security market, which was not performing well. The Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the three months ended March 31, 2005 decreased by $140,260 to $ 207,605 compared to $347,865 for the same period of the prior year, representing approximately a 40.3% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         During  the  three   months   ended  March  31,   2005,   TCH  rendered
advertisement designing and producing services to Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") for publicity and promoting its apartment.


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

         The following table summarizes certain information related to the various components of revenue

                                                                        Information
                                                                        Service -      Information
                                       Advertising     Mobile Phone     Mobile         Service -
                                       Income          Distribution     Phone          Pager           Total
                                       ------------    ------------    ------------    ------------    ------------
For the quarter ended March 31, 2005
                                       ------------    ------------    ------------    ------------    ------------
Revenue                                $    459,131    $  4,729,705    $    450,098    $    207,605    $  5,846,539
                                       ------------    ------------    ------------    ------------    ------------
Cost                                         71,177       4,569,793         103,327          67,482       4,811,778
                                       ------------    ------------    ------------    ------------    ------------
Gross profit                                387,954         159,912         346,771         140,123       1,034,761
                                       ------------    ------------    ------------    ------------    ------------
Gross profit ratio                             84.5%            3.4%           77.0%           67.5%           17.7%
                                       ------------    ------------    ------------    ------------    ------------


For the quarter ended March 31, 2004
                                       ------------    ------------    ------------    ------------    ------------
Revenue                                $       --         3,873,876    $    520,965    $    347,865    $  4,742,706
                                       ------------    ------------    ------------    ------------    ------------
Cost                                           --         3,679,479          72,018         181,806       3,933,303
                                       ------------    ------------    ------------    ------------    ------------
Gross profit                                   --           194,397         448,947         166,059         809,403
                                       ------------    ------------    ------------    ------------    ------------
Gross profit ratio                             --               5.0%           86.2%           47.7%           17.1%
                                       ------------    ------------    ------------    ------------    ------------

Selling expenses

         Selling expenses for the three months ended March 31, 2005 increased by $7,053 to $43,289 compared to $36,236 for the same period of the prior year, representing a 19.5% increase. This increase was due to the fees charged related to our beeper service. We have moved our marketing focus from beeper and pager users to mobile phone users in line with changing consumer demands. Salaries paid to our marketing team were $1,273 and $5,499 in the three months ended March 31, 2005 and the same period of the prior year, respectively.

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

Net income

         We recorded net income of $666,408 for the three months ended March 31, 2005, a $67,946 increase in net income compared to a net income of $598,462 for the same period of the prior year, representing an approximately 11.4% increase. The increase in net income was attributable to (i) the expansion of our mobile phone distribution business, and (ii) the startup of our new advertising business.

Earnings per share

         The earnings per share for the three months ended March 31, 2005 was $0.039 compared to $0.043 for the same period of the prior year. The decrease was due mainly to the increase in the weighted average number of common shares outstanding, even though the company was able to increase net income.

Liquidity and Capital Resources

         Our cash balance decreased from approximately $1,249,000 as of March 31, 2004 to approximately $404,202 as of March 31, 2005. This decrease in cash and cash equivalents was due primarily to the increase in the inventories, advances to suppliers for future purchases of inventory, and advances to related parties for investment activities.

         Net cash generated in operating activities was $311,208 during the three months ended by March 31, 2005 compared to $534,333 during the same period of the prior year. The increase in cash generated from operations resulted primarily from the collection of accounts receivable and slower payment of payables, which was offset by substantial inventory purchases.

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

                                              CHINA DIGITAL WIRELESS, INC.



Date: May 25, 2005                             /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer