Form 10QSB
period 2005-06-30
CHINA DIGITAL WIRELESS INC
filed 2005-08-12
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended June 30, 2005

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________
                        Commission File Number 000-12536

                          CHINA DIGITAL WIRELESS, INC.
            ========================================================
        (Exact name of small business issuer as specified in its charter)



             NEVADA                                        90-0093373
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               429 Guangdong Road
                   Shanghai, People's Republic of China 200001
                    (Address of principal executive offices)

                                (86 21) 6336-8686
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2005, 17,018,692 of the issuer's $.001 par value common stock were outstanding.

Transitional Small Business Issuer Format Yes [ ] No [X]

================================================================================

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2005

                                Table of Contents


                                                                            Page
PART I - FINANCIAL INFORMATION
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets as of June 30, 2005 and 2004 (unaudited)....   3
    Consolidated Statements of Income and Comprehensive Income for the
        Six Months Ended June 30, 2005 and 2004 (unaudited).................   4
    Consolidated Statements of Shareholders' Equity (unaudited).............   5
    Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2005 and 2004 (unaudited).................................   6
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS..........................  19
ITEM 3.       CONTROLS AND PROCEDURES.......................................  26

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS...........................................................  27

SIGNATURES..................................................................  28


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,     June 30,
                                                                           2004           2005
                                                                       ------------   ------------
                                                                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                           $     75,511   $  1,719,410
   Accounts receivable, net of allowance for doubtful accounts of
       $47,922 and $22,705                                                4,619,809      3,169,887
   Inventories                                                              101,696        582,842
   Deferred tax assets                                                       28,772         10,655
   VAT recoverable                                                             --            4,105
   Common stock proceeds held in escrow                                   1,500,000           --
   Prepaid consulting fee                                                      --          175,000
   Amounts due from related parties                                       4,987,956      3,642,070
   Advances & deposits to suppliers                                         150,412      2,872,941
                                                                       ------------   ------------
Total current assets                                                     11,464,156     12,176,910
                                                                       ------------   ------------

Property and equipment, net                                               1,198,509      1,308,719
 Deposit for equipment purchase                                                --          153,353
                                                                       ------------   ------------
Total assets                                                           $ 12,662,665   $ 13,638,982
                                                                       ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $     55,839   $    696,755
   Deferred revenue                                                         617,694         18,124
   VAT payable                                                              213,535           --
   Income tax payable                                                       312,763        308,979
   Due to related parties                                                   100,260           --
   Other liabilities                                                        287,025        271,630
                                                                       ------------   ------------
Total current liabilities                                                 1,587,116      1,295,488
                                                                       ------------   ------------

Shareholders' equity:
   Common stock - $0.001 par value,  100,000000 shares authorized,
     17,018,692 shares issued and outstanding                                17,019         17,019
   Additional paid-in capital                                             4,229,974      4,229,974
   Retained earnings                                                      6,828,281      8,096,230
   Accumulated other comprehensive income                                       275            271
                                                                       ------------   ------------
Total shareholder's equity                                               11,075,549     12,343,494
                                                                       ------------   ------------
Total liabilities and shareholders' equity                             $ 12,662,665   $ 13,638,982
                                                                       ============   ============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                   Three Months ended June 30       Six Months ended June 30
                                                  ----------------------------    ---------------------------
                                                      2004            2005            2004           2005
                                                  ------------    ------------    ------------   ------------
                                                   (unaudited)     (unaudited)     (unaudited)    (unaudited)
Revenues:
  Products sales                                  $  2,815,589    $    803,693    $  4,914,465   $  1,472,884
  Products sales to related parties                  2,498,019       3,748,031       4,273,019      7,808,545
  Information service revenue, net                     790,201         301,987       1,659,031        959,689
  Advertising service revenue, net                        --           736,787            --        1,124,742
                                                  ------------    ------------    ------------   ------------

Total revenues                                       6,103,809       5,590,498      10,846,515     11,365,860

Cost of goods sold                                   2,586,342         815,660       4,526,396      1,421,548
Cost of goods sold to related parties                2,266,305       3,613,279       4,005,730      7,577,184
Cost of service                                        250,422         158,381         504,246        329,189
                                                  ------------    ------------    ------------   ------------
                                                     5,103,069       4,587,320       9,036,372      9,327,921

Gross profit                                         1,000,740       1,003,178       1,810,143      2,037,939

Operating expenses:
  Selling                                               48,849          51,736          85,085         95,025
  General and administrative                         1,089,071         210,328       1,215,252        402,367
                                                  ------------    ------------    ------------   ------------

Total operating expenses                             1,137,920         262,064       1,300,337        497,392
                                                  ------------    ------------    ------------   ------------

(Loss) Income from operations                         (137,180)        741,114         509,806      1,540,547

Other revenue                                             --               127            --              127
Interest income (expense)                               13,592          (4,130)         13,592         (3,665)
                                                  ------------    ------------    ------------   ------------

(Loss) Income before income taxes                     (123,588)        737,111         523,398      1,537,009

Income tax provision                                    66,813         135,570         115,337        269,060
                                                  ------------    ------------    ------------   ------------

Net (loss) income                                 $   (190,401)   $    601,541    $    408,061   $  1,267,949
                                                  ============    ============    ============   ============

Other comprehensive income (loss):
  Translation adjustments                         $        482    $         (2)   $        152   $         (4)

Comprehensive (loss) income                       $   (189,919)   $    601,539    $    408,213   $  1,267,945
                                                  ============    ============    ============   ============

Basic (loss) earnings  per share                  $      (0.01)   $       0.04    $       0.03   $       0.07

Weighted average common shares outstanding          13,959,267      17,018,692      13,871,440     17,018,692



          See accompanying notes to consolidated financial statements.



                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In U.S. dollars, except share data)

                                                                Additional                        Other           Total
                                         Common Stock            Paid-in         Retained     Comprehensive   Shareholders
                                    Shares         Amount        Capital         Earnings     Income (Loss)       Equity
                                 ------------   ------------   ------------    ------------   -------------    ------------
Balance at December 31, 2003       13,782,636   $     13,783   $  1,436,217    $  5,233,652   $          12    $  6,683,664

Recapitalization and
reorganization                      1,585,705          1,586        308,465            --              --           310,051

Shares issued for consulting
services                              167,895            168        604,254            --              --           604,422

Shares issued for proceeds of
$190,000 and consulting
services                              166,667            167        599,834            --              --           600,001

Shares issued for net proceeds
of $1.5 million                     1,315,789          1,315      1,498,685            --              --         1,500,000

Offset by issuing cost                   --             --         (217,481)           --              --          (217,481)

Net income                               --             --             --         1,594,629            --         1,594,629

Translation adjustment                   --             --             --              --               263             263
                                 ------------   ------------   ------------    ------------   -------------    ------------

Balance at December 31, 2004       17,018,692   $     17,019   $  4,229,974    $  6,828,281   $         275    $ 11,075,549

Net income (unaudited)                   --             --             --         1,267,949            --         1,267,949

Translation adjustment
(unaudited)                              --             --             --              --                (4)             (4)
                                 ------------   ------------   ------------    ------------   -------------    ------------

Balance at June 30, 2005           17,018,692   $     17,019   $  4,229,974    $  8,096,230   $         271    $ 12,343,494
                                 ============   ============   ============    ============   =============    ============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months ended June 30,
                                                                          --------------------------
                                                                              2004           2005
                                                                          -----------    -----------
                                                                          (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                              $   408,061    $ 1,267,949
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          138,845        121,692
       Bad debt expenses                                                        4,257        (25,217)
       Issuance of common stock to consultants for services                 1,014,423              0
       Deferred tax assets                                                     (3,453)        18,117
       Changes in assets and liabilities:
          Accounts receivable                                                  48,348      1,475,139
          Inventories                                                       1,058,427       (481,146)
          Other current assets                                               (216,235)    (3,050,882)
          Accounts payable                                                   (105,043)       640,916
          Deferred revenue                                                    (16,242)      (599,570)
          VAT recoverable  and payable                                         83,414       (217,640)
          Income tax payable                                                     --           (3,784)
          Due to related parties                                                 --         (100,260)
          Due from a related company                                             --       (1,234,218)
          Other liabilities                                                   206,190        (15,395)
                                                                          -----------    -----------

Net cash flows provided by (used in) operating activities                   2,620,992     (2,204,299)
                                                                          -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                          (42,333)      (231,902)
  Amounts due from related parties                                         (1,449,871)     2,580,104
                                                                          -----------    -----------

Net cash flows (used in) provided by investing activities                  (1,492,204)     2,348,202
                                                                          -----------    -----------

Cash flows from financing activities:
  Recapitalization and reorganization                                         310,051           --
  Proceeds from issuing redeemable common stock                             1,690,000           --
  Issuing cost                                                               (217,481)          --
  Escrow receivable                                                        (1,500,000)     1,500,000
                                                                          -----------    -----------

Net cash flows provided by financing activities                               282,570      1,500,000
                                                                          -----------    -----------

Foreign currency translation                                                      162             (4)
                                                                          -----------    -----------

Net increase  in cash and cash equivalents                                  1,411,520      1,643,899

Cash and cash equivalents, beginning of the period                          1,713,748         75,511
                                                                          -----------    -----------

Cash and cash equivalents, end of the period                              $ 3,125,268    $ 1,719,410
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                                           $      --      $      --
       Income taxes                                                           118,790        254,728



          See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CDW"), formerly known as Boulder Acquisitions, Inc., sells mobile phones to retailers, distributors, and related parties and provides information services to users of mobile phones and pagers. Substantially all of CDW's operations are in Shanghai, People's Republic of China (the "PRC").

In order to meet  ownership  requirements  under  Chinese  law that  restrict  a foreign company from operating in certain industries such as value-added telecommunication and Internet services, CDW's subsidiaries have entered into information service and cooperation agreements with two of CDW's affiliates that are incorporated in the PRC, Shanghai Sifang Information Technology Co. ("Sifang Information") and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci"). CDW holds no ownership interest in Sifang Information or Tianci. Sifang Information and Tianci contract with China Mobile Communications Corporation ("China Mobile") and China United Telecommunications Corporation ("China Unicom"), respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci pursuant to a signed agreement between Sifang Information and Tianci.

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

Business History

CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings Co., Ltd., ("Sifang Holdings") and its wholly-owned subsidiary TCH Data Technology Co., Ltd. ("TCH"). Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of acquiring a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

CDW's current operations were originally a business division of Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value-added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company's consolidated financial statements for the six months ended June 30, 2004 have been derived from the historical financial statements and accounting records of Sifang Information using the historical operating results and the historical basis of the assets and liabilities transferred to the Company in accordance with accounting principles generally accepted in the United States of America. Management believes that the assumptions underlying the accompanying financial statements are reasonable. However, the financial statements that are derived from Sifang Information's financial records may not necessarily reflect the Company's results of operations and cash flows had the Company been a stand-alone company.

Principles of Consolidation:

The consolidated financial statements for the six months ended June 30, 2005 include the accounts of CDW, its wholly owned subsidiary Sifang Holdings, and its wholly owned subsidiary TCH (collectively "the Company"). Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of June 30, 2005. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of TCH are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates TCH's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (at June 30, 2005, the prevailing exchange rate of the US dollar against the RMB was 8.2765), and the statement of income is translated at an average rate during the reporting period (the average rate of the US dollar against the RMB, during the reporting period, was 8.2765). Adjustments resulting from the translation of TCH's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

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

Mobile Phone Sales

Revenues generated from the sale of mobile phones are recognized when the products are shipped to the distributor or retailer and when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of ownership have been transferred to the customer, the price is fixed or determinable, and collectibility is reasonably assured.

Advertising Service Revenue, Net

Advertising revenues are derived from advertisement designing, masterminding and producing services. The Company recognizes service revenues over the term of the noted agreement and/or when the services have been provided to the end user. The Company records the revenue from Shanghai Sifang Media Co. Ltd on a net basis in compliance with EITF 99-19, "Reporting Revenue Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangement, they receive a fixed fee from Shanghai Sifang Media Co., Ltd and they have no latitude in determining prices.

Information Services

The Company recognizes service revenues over the term of the noted agreement and/or when the services have been provided to the end user.

i)   Information Services - TCH

By signing a subscription agreement, wireless receiver users agree to make payments for three to six-month subscriptions in advance. TCH records the proceeds as deferred revenue and amortizes the deferred revenue over the subscriptions period. When customers buy a pre-charged service card, the Company records the proceeds as deferred revenue. When a customer starts to use this card to access the Company's server and starts to use a pager to access the aforementioned information, the Company identifies the subscription period and amortizes the deferred revenue over the subscription period.

ii)  Information Services - Installing Agent

In response to a retailer's request, the Company has an installing agent install the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fee to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone, which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many of such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue correspondingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

iii) Information Services - China Mobile and / or Unicom

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscriptions with China Mobile and/or China Unicom (collectively, "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Tianci, contract with the Mobile Operators for the transmission of the Company's value-added information services. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the end of the service period and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each of the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server but has performed a reconciliation on a monthly basis of the revenues recognized by the Company's server to the Mobile Operator's billing statement. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received. (This type of service is not covered by a monthly service subscription and the Company has no control whether it will occur or not.) Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company records the revenue from China Mobile / China Unicom on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

     o Is not the primary obligor in the arrangement, as it relies on Sifang Information to transmit the information services to the end user,
     o Has limited ability to adjust the cost of services by adjusting the design or marketing of the service,
     o Has limited ability to determine prices because the Company must follow the price policy within ranges prescribed by Mobile Operators, and
     o    Has limited ability to assume risk of non-payment by customers.

The Company's dependence on the substance and timing of the billing systems of the Mobile Operators may require us to estimate portions of our reported revenue for wireless Internet services from time to time. As a result, subsequent adjustments may have to be made to our wireless Internet service revenue in our financial statements. As we do not bill our wireless Internet services users directly, we depend on the billing systems and records of the Mobile Operators to record the volume of our wireless Internet services provided, charge our users through mobile telephone bills and collect payments from our users and pay us.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of June 30, 2004 and 2005. However, actual write-offs might exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts.

                                                    December 31,     June 30,
                                                    ------------   ------------
                                                        2004           2005
                                                    ------------   ------------
                                                                    (Unaudited)
Beginning balance                                   $     28,158   $     47,922
Additions charged to expense                              19,764           --
Recovered                                                   --          (25,217)
                                                    ------------   ------------
Ending balance                                      $     47,922   $     22,705
                                                    ============   ============


Inventories

Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Prepaid Consulting Fee

Prepaid consulting fees consisted of the following at June 30, 2005 and December 31, 2004:

                                                     December 31,     June 30,
                                                     ------------   ------------
                                                         2004           2005
                                                     ------------   ------------
(Unaudited)
Fee for public relations and sourcing of financing   $       --     $    175,000
                                                     ============   ============


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

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the six months ended June 30, 2004 and 2005.

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

The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualifies for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of SFT at 7.5% for the six months ended June 30, 2004. The income tax provision presented for the six months ended June 30, 2005 is based on 15% . The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

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

Comprehensive (Loss) Income

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

(Loss) Earnings  Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of June 30, 2004 and 2005.


NOTE 3 - EQUITY TRANSACTIONS

On June 23, 2004, the Company issued 167,895 shares of its common stock to a consultant for services relating to the reverse merger that was completed in fiscal 2004. The trading price of the Company's common stock on June 23, 2004 was $3.60 per share, and accordingly, the fair value of 167,895 shares was $604,422.

On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merger . The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by selling shareholders. On February 8, 2005, the SEC declared the registration statement effective and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

On June 28, 2004, the Company issued, in the aggregate, 1,315,789 shares of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the investors before the reverse merger had been completed. Pursuant to the signed stock purchase agreement, the Company granted to each of the three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in the aggregate, of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a Registration Statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of December 31, 2004, the proceeds of $1.5 million were held in an escrow account with an agent who is related to a shareholder. As of December 31, 2004, the Company has treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC declared the registration statement effective. Accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005.

In connection with the June 28, 2004, issuance of common stock, the Company incurred share issuance costs of $217,481 and accounted for it as a reduction of additional paid-in capital.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following parties are related through common ownership with the major shareholder of the Company.

Merchandise Sold to Related Parties

                                                       Six months Ended June 30,
                                                           2004          2005
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

Shanghai Shantian Telecommunication Co. Ltd.             4,273,019     7,808,545
                                                       -----------   -----------
                                                         4,273,019     7,808,545
                                                       ===========   ===========


During the six months ended June 30, 2005, TCH sold Samsung GSM mobile phones valued at $7,808,545 (2004 - $4,273,019) at a 3% (2004 - 6%) gross profit margin to Shantian. Accounts receivable include $2,738,498 (2004 $812,550) due from Shantian.

Advertising Services Rendered to Related Party

                                                       Six months Ended June 30,
                                                           2004          2005
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

Shanghai Tianci Real Estate Co. Ltd.                          --       1,124,742
                                                       -----------   -----------
                                                                       1,124,742
                                                       ===========   ===========

In January 2005, Shanghai Sifang Media Co., Ltd and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate"). TCH received a net fee of approximately $1,125,000 for providing the service from January 2005 to June 30, 2005. There is an "Advertisement Agency Contract" between Tianci Real Estate and Shanghai Sifang Media Co., Ltd, which continues until November 2005 and it is expected that TCH will earn additional advertising service revenue during the term of the Advertising Agency Contract.

As of June 30, 2005 the accounts balance due from Tianci Real Estate was $1,234,218. In early July 2005, TCH collected $483,296 from Tianci Real Estate.

Service Provided by Related Party

                                                       Six months Ended June 30,
                                                           2004          2005
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

Shanghai SFT Co., Ltd.                                     283,920       229,608
                                                       -----------   -----------
                                                           283,920       229,608
                                                       ===========   ===========


In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of approximately $283,920 and $ 181,236 for the six months ended June 30, 2004 and 2005, respectively. The annual payments for the services have decline from approximately $567,000 to approximately $362,472 from January 1, 2005.

During the six months ended June 30, 2005, Sifang Information also provided other management support and marketing services to TCH for $48,372.

Amounts Due from Related Parties

                                           December 31, 2004     June 30, 2005
                                           -----------------   -----------------
                                                                  (unaudited)

Shanghai SFT Co., Ltd.                     $       4,987,956           2,407,852
Shanghai Tianci Real Estate Co. Ltd.                    --             1,234,218
                                           -----------------   -----------------
                                                   4,987,956           3,642,070
                                           =================   =================

In order to develop the Company's mobile phone distribution business, the Company has signed an agreement to become Nokia's distributor (provincial level) of mobile phones. On March 20, 2005 TCH signed agreement with Sifang Information for cooperation on Nokia mobile phone's distribution, as TCH will act as an agent to sell Nokia phones on Sifang Information's behalf. As of June 30, 2005, TCH advanced $2,407,852 (RMB19,900,000) to Sifang Information in order to help Sifang Information maintain enough working capital to purchase Nokia mobile phones and to establish marketing for channel distribution.

Deposit for Business Acquisition

In March 2005, TCH signed an agreement with Tianci that appointed Tianci as an agent for assisting with TCH's proposal to acquire assets and a related business from Shanghai Oriental New Window Company Limited ("Shanghai ONW"), whose main business was digital mobile television and digital media services. To initiate the acquisition, TCH advanced Tianci RMB20,000,000 (approximately $2,418,000). In June 2005, the acquisition was finalized , and the Tianci repaid the advance to TCH and all related assets and business were transferred from Tianci to TCH with no mark up.

Due to Related Parties

                                           December 31, 2004     June 30, 2005
                                           -----------------   -----------------
(unaudited)

Shanghai Tianci Real Estate Co. Ltd        $          51,350                --
Shanghai Tianci Industry Group Co. Ltd.               48,910                --
                                           -----------------   -----------------
                                                     100,260                --
                                           =================   =================


NOTE 5 - SEGMENT REPORTING

The Company currently operates in four principal  business segments.  Management believes that the following table presents useful information to decision makers for measuring the Company's business performance and financing needs. As most of the Company's  customers are located in the Shanghai  metropolitan  area and the
Company's   revenues  are  generated  in  Shanghai,   no  geographical   segment
information is presented.

                                Advertising
                                  Service                    Mobile Phone    Beep Pagers
                                  Revenue     Phone Sales      Service        Service       Corporate         Total
                               ------------   ------------   ------------   ------------   ------------    ------------
Six months ended June 30,
2004
Revenue                        $       --     $  9,187,484   $  1,050,200   $    608,831   $       --      $ 10,846,515
Gross profit                           --          655,358        832,562        322,223           --         1,810,143
Depreciation                           --             --          110,220           --           28,625         138,845
Interest income                        --             --             --             --           13,592          13,592
Net income                             --          425,583        616,824        145,940        780,286         408,061
Expenditures for long-lived            --             --           42,333           --             --            42,333
assets

Total Assets, as of                    --        2,721,741      2,443,657           --        7,497,267      12,662,665
December 31, 2004

Six months ended June 30,
2005
Revenue                        $  1,124,742   $  9,281,429   $    620,606   $    339,083   $       --      $ 11,365,860
Gross profit                      1,124,742        282,697        405,470        225,030           --         2,037,939
Depreciation                           --             --           93,065           --           28,627         121,692
Interest (expense)                     --             --             --             --           (3,665)         (3,665)
Net income                          927,851        160,548        261,829        152,171       (234,450)      1,267,949
Expenditures for long-lived         157,264           --           74,638           --             --           231,902
assets

Total Assets, as of June 30,
2005                                157,264      6,665,011        297,021           --        6,519,686      13,638,982


NOTE 6 -EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $14,849 and $ 12,782 to these funds as part of selling, general and administrative expenses for the six months ended June 30, 2004 and 2005, respectively.

NOTE 7 - CAPITAL COMMITMENT

In May 2005, TCH signed contracts with two main providers for purchase of liquid crystal displays (LCDs) for TCH's digital wireless media services; the value of the contracts was about $469,000. By the end of June 30, 2005, these purchase contracts were still carried out in process; there were about $208,192 of LCDs, which TCH committed to purchase in July 2005 according to the purchase contracts.


NOTE 8 - SUBSEQUENT EVENT

At 19:00 on July 21, 2005, the People's Bank of China (the "PBoC") announced a revaluation of the Chinese currency Renminbi (RMB) or yuan, which immediately jolted international finance markets. The PBoC said that the RMB yuan will no longer be pegged to the US dollar, and at the same time it will be traded at a rate of 8.11 for the US dollar. According to the RMB's revaluation, as of June 30, 2005, the net assets of the Company would increase by about $220,000 using the exchange rate of 8.11.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements herein even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview of Business Background

         Sifang Holdings was formed under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

         Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business by presenting a set of carve-out financial statements for the years ended December 31, 2002 and 2003 and six months ended June 30, 2004 as if the spun-off business had been a stand-alone company for two years and one quarter. On June 30, 2004, Sifang Information transferred the spun-off business into TCH. Being a receiving entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix
D. On May 26, 2004, Sifang Information exchanged 100% of its equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004, there were no activities in Sifang Holdings. As a result of exchanging the ownership between TCH and Sifang Holdings, TCH's historical financial statements become the historical financial statements of Sifang Holdings.

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

Discussion and Analysis of Operating Results

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

Total Revenues

         Total sales revenues for the six months ended June 30, 2005 increased by $519,345, representing an approximately 4.8% increase, to $11,365,860 as compared to $10,846,515 for the same period of the prior year. The increase was mainly due to our marketing effort and further facilitated by Samsung's marketing promotion. Total sales revenues consist of product sale, product sales to related parties, and net of information and advertising service revenue. In the Chinese telecommunication market, mobile phones have rapidly replaced beepers and pagers, resulting in an increase in mobile phone distribution. In the six months ended June 30, 2005, Samsung's mobile phones accounted for about 97% of our total product sales and other name brands mobile phones accounted for the remaining 3%, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 95% of our total product sales and other brands accounted for the balance. During 2005, market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 3.0% in order to maintain our market position, in comparison with a mark-up ratio of 7.1% for the same period of the prior year.

Product Sales

         Revenue for product sales in the six months ended June 30, 2005 decreased by approximately $3,441,581, representing a material decrease to $1,472,884 as compared to $4,914,465 for the same period of the prior year. Since 2004, we have cultivated our related party, Shanghai Shantian, to be in a good position to distribute mobile phones by establishing its market channel and facility. In focusing our marketing efforts on Shanghai Shantian, there has been a decline in mobile phone sales directly to customers.

         We entered an agreement to exclusively distribute select Nokia mobile phones in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. We believe that this agreement will enhance both our market share and profitability. In June, we distributed approximately $62,000 worth of Nokia mobile phones to our customers with a mark-up of approximately 8% compared to the other brands we have been selling. We continue to strengthen our relationship with Nokia and diversify the mobile phone portfolio to be responsive to market changes and product innovation. The relationship will allow us to benefit from Nokia's position as the leading manufacturer of mobile phones worldwide and Nokia's leadership in the rapidly growing mobile phone market in China.

Product sales to a related party

         We distribute Samsung mobile phones to our related party, Shanghai Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the six month period ended June 30, 2005, we sold $7,808,545 worth of mobile phones to Shantian, with an average mark-up of approximately 3.0%.

Information service revenue, net

         Total information service revenue net of related business tax and surcharge for the six months ended June 30, 2005 increased by $699,342, representing an approximately 42.1% decrease, to $959,689 compared to $1,659,031 for the same period of the prior year. Value-added service revenue from mobile phone users for the six months ended June 30, 2005 decreased by $429,594 to $620,606 compared to $1,050,200 for the same period of the prior year, representing a 40.9% decrease. The decrease was mainly due to the decline of our financial value-added service. The sluggish Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the six months ended June 30, 2005 dropped by $269,748 to $339,083 compared to $608,831 for the same period of the prior year, representing an approximately 44.3% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still prefer to use pagers to access our information services.

Advertising service revenue, net

         We launched a new digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them and placed in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.

         During the six months ended June 30, 2005, TCH rendered advertisement designing and producing services to Tianci Real Estate for publicity and promoting its apartment. Net service revenue of $ 1,124,742 was derived from this service. We have placed more than 400 multimedia donation boxes in the inbound area of Shanghai and other arranged spots will be rolled out in the public places with high traffic flow. Based on Shanghai, our strategy is to expand our network to penetrate other large and mid-sized developed cities throughout the PRC. We believe the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic
World Summer Games in 2007 and Word Exposition in 2010 to be held in Shanghai.

Cost of goods sold

         The cost of goods sold for the six months ended June 30, 2005 increased by $466,606 to $8,998,732 compared to $8,532,126 for the same period of the prior year, representing an approximately 5.5 % increase. The increase was consistent with the increases of revenue from product sales.

Cost of service

         The cost of service for the six months ended June 30, 2005 decreased by $175,057 to $329,189 compared to $504,246 for the same period of the prior year, representing an approximately 34.7% decrease. The decline was mainly due to the decrease of information fees paid to content providers for the value-added service. The breakdown of our service business has changed and the proportion of beep services that are related to financial service has decreased, resulting in a decrease in associated costs pertaining to the securities information fee paid. During 2005, we have continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the six months ended June 30, 2005 increased by approximately $227,796 to $2,037,939, representing a 12.5% increase, compared to gross profit of $1,810,143 for the same period of the prior year. The increase in gross profit was primarily attributable to the proceeds generated from the new advertising service during the first half of 2005.

         The following table summarizes certain information related to the various components of revenue


                                       Advertising                      Information       Information
                                         Service                          Service -        Service -
                                         Revenue        Phone Sales     Mobile Phone         Pager          Total
                                      -------------   --------------   --------------   --------------   ------------
For six months ended June 30, 2005
Revenue                           $    1,124,742   $    9,281,429   $     620,606    $     339,083    $  11,365,860
                                                        8,998,732                                         9,327,921
Cost                                                                      195,369          133,820
Gross profit                           1,124,742         282,697          425,237          205,263        2,037,939
Gross profit ratio                        100%            3.0%             68.5%            60.5%           17.9%

For six months ended June 30, 2004

Revenue                           $        -            9,187,484   $    1,050,200   $     608,831    $  18,983,799
Cost                                       -            8,532,126         217,638          286,608       17,350,860
Gross profit                               -             655,358          832,562          322,223        1,632,939
Gross profit ratio                         -              7.1%             79.3%            52.9%           8.6%

Selling expenses

         Selling expenses for the six months ended June 30, 2005 increased by $9,940 to $95,025 compared to $85,085 for the same period of the prior year, representing an increase of 11.7%. The increase was primarily due to the office expenses and fringe benefits attributable to our marketing department. Furthermore, the commission fees paid to the salesmen for mobile phones increased, which was offset by the decline in the advertising expenses.

General and administrative expenses

         General and administrative expenses for the six months ended June 30, 2005 decreased by $812,885 to $402,367 compared to $1,215,252 for the same period of the prior year, representing a 66% decrease. The higher expenses in 2004 were mainly due to a one time non-cash compensation of $1,014,000 related to the reverse merger that was generated at parent level, consisting of 167,895 shares issued to a consultant in lieu of cash payment at a fair market value of $604,000 and the issuance of 166,667 redeemable shares pursuant to a stock purchase agreement resulting in a charge of $410,000 representing the premium between the trading price ($3.60 per share) and the pre-negotiated stock purchase price ($1.14 per share) of the shares.

         General and administrative expenses incurred at the TCH level for the six months ended June 30, 2005 decreased from $200,830 to $186,648, representing a slight decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and cost control, which led to the decline of utility expenses and communication fees.

         The other cash-based expenses incurred at the parent level in the six months ended June 30, 2005 of $215,719 represent payments for the audit fees, retainer fees and other consultant fees.

Interest income (expense)

         During the six months ended June 30, 2004, interest income derived from bank deposits was $13,592.

         During the six months ended June 30, 2004, interest income derived from banks deposits was $1,800, while the finance expense incurred in discounting bank drafts from our clients was $5,465.

Income tax

         The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the six months ended June 30, 2004 and 15% for the six months ended June 30, 2005. For the six months ended June 30, 2004 and 2005, income tax expense was $115,337 and $269,060 respectively, based on pretax income of $523,398 (which included the stock compensation of $1,014,000 incurred in the U.S.) and pretax income $1,537,009, respectively. Because the loss of approximately $1,014,000 incurred in the U.S. cannot offset the taxable income in the PRC, the income tax expense of $115,337incurred in the PRC was based on the taxable income of approximately $1,537,000 during the six months ended June 30, 2004.

Comprehensive income

         We recorded comprehensive income of $1,267,945 for the six months ended June 30, 2005, a $859,732 increase in net income compared to net income of $408,213 for the same period of the prior year, representing a significant increase. The increase in net income was attributable to (i) the non-cash expenses that offset the net profit generated in the six months ended June 30, 2004, and (ii) the contribution of our new advertising business that was initiated in the first six months of 2005.

Earnings per share

         The earnings per share for the six months ended June 30, 2005 was $0.07 compared to $0.03 for the same period of the prior year.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

Product Sales

         Revenue from product sales for the three months ended June 30, 2005 decreased by approximately $2,011,000, representing an approximately 8.1% decrease, to $803,693 as compared to $2,815,589 for the same period of the prior year. Since 2004, we have cultivated our related party, Shanghai Shantian, to be in a good position to distribute mobile phones by establishing its market channel and facility. In focusing our marketing efforts on Shanghhai Shantian there has been a decline in direct sales.

         We entered an agreement to exclusively distribute select Nokia mobile phones in the Shanghai region of the PRC in May 2005 and have now obtained the right to distribute two popular models of Nokia's mobile phones. We believe that this agreement will enhance both our market share and profitability. In June, we took the initiative to distribute approximately $62,000 worth of Nokia's mobile phone to our customers with a mark-up of approximately 8% more than the other brands we have been selling. We will continue to strengthen our relationship with Nokia and diversify the mobile phone portfolio to be responsive to market changes and product innovation. The relationship will allow us to benefit from Nokia's position as the leading manufacturer of mobile phones worldwide and Nokia's leadership in the rapidly growing mobile phone market in the PRC.

Product sales to a related party

         We distribute Samsung mobile phones to our related party, Shanghai Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three month period ended June 30, 2005, we sold $3,748,031 worth of mobile phones to Shanghai Shantian, with an average mark-up of approximately 3.6%.

Information service revenue, net

         Total information service revenue net of related business tax and surcharge for the three months ended June 30, 2005 decreased by $488,214 representing approximately a 61.8% decrease, to $301,987 compared to $790,201 for the same period of the prior year. Value-added service revenue from mobile phone users for the three months ended June 30, 2005 decreased by $358,727 to $170,509 compared to $529,235 for the same period of the prior year, representing a 67.8% decrease. The decrease was due mainly to the decline of our financial value-added service. The sluggish Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the three months ended June 30, 2005 decreased by $129,488 to $131,478 compared to $260,966 for the same period of the prior year, representing approximately a 49.6% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         During the three months ended June 30, 2005, TCH rendered advertisement designing and producing services to Tianci Real Estate for publicity and promoting its business. Net advertising service revenue of $736,787 was derived from this source.

Cost of goods sold

         The cost of goods sold for the three months ended June 30, 2005 decreased by $423,708 to $4,428,939 compared to $4,852,647 for the same period of the prior year, representing a slight decrease. The decrease was consistent with the decreases in revenue from product sales.

Cost of service

         The cost of service for the three months ended June 30, 2005 decreased by $92,041 to $158,381 compared to $250,422 for the same period of the prior year, representing an approximately 36.7% decrease. The costs of service consist of value-added service costs and advertising service costs. The decline was due mainly to the decrease of information fees paid to content providers for the value-added service. The breakdown of our service business has changed and the proportion of beep services that are related to financial service has decreased, resulting in a decrease in associated costs pertaining to the securities information fee paid. During 2005, we have continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers.

Gross profit

         After  taking into  account the cost of goods sold and cost of service, our  gross  profit  for the  three  months  ended  June 30,  2005  increased  by
approximately  $2,438  to  approximately   $1,034,761,   representing  a  slight
increase,  compared  to gross  profit of  $1,000,740  for the same period of the prior year.  The  increase in gross  profit was  primarily  attributable  to the proceeds  generated in the new advertising  service which offset the decrease in information service during the first half of 2005.

         The following table summarizes certain information related to the various components of revenue

                                        Advertising                     Information     Information
                                          Service                        Service -       Service -
                                          Revenue       Phone Sales    Mobile Phone        Pager           Total
                                       ------------    ------------    ------------    ------------    ------------
For the quarter ended June 30, 2005

Revenue                                $    736,787    $  4,551,724    $    170,509    $    131,478    $  5,590,498
Cost                                      4,428,939          92,043          66,338       4,587,320
Gross profit                                736,787         122,785          78,466          65,140       1,003,178
Gross profit ratio                              100%            2.7%           46.0%           49.5%           17.9%


For the quarter  ended June 30, 2004

Revenue                                $       --         5,313,608    $    529,235    $    260,966    $  6,103,809
Cost                                           --         4,852,647         145,620         104,802       5,103,069
Gross profit                                   --           460,961         383,615         156,164       1,000,740
Gross profit ratio                             --               8.7%           72.5%           59.8%           16.4%


Selling expenses

         Selling expenses for the three months ended June 30, 2005 increased by $2,888 to $51,736 compared to $48,849 for the same period of the prior year, representing a 5.9% increase. The increase was mainly due to the increase of commission fees paid to the salesmen for mobile phones. This was offset by the decline of advertising expense.

General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2005 decreased by $878,743 to $210,328 compared to $1,089,071 for the same period of the prior year, representing an 80.6% decrease. The higher expenses in 2004 were mainly due to a one time non-cash compensation of $1,014,000 related to the reverse merger that was generated at parent level, consisting of 167,895 shares issued to a consultant in lieu of cash payment at a fair market value of $604,000 and the issuance of 166,667 redeemable shares pursuant to a stock purchase agreement resulting in a charge of $410,000 representing the premium between the trading price ($3.60 per share) and the pre-negotiated stock purchase price ($1.14 per share) of the shares.

         General and administrative expenses incurred at the TCH level in the three months ended June 30, 2005 increased from $74,649 to $84,647, representing a $9,997 increase. The increase was primarily attributable to the increase of audit fees and consultant fees. This was offset by the decrease of office expense and other expenses for administration.

         In June 2005, we signed a Consulting Agreement with HNZ Bearings Point Inc., a firm that helps companies with fund raising and arranging investor conferences. Under this agreement, we prepaid $45,000 for consulting fees for the first three months of service. Also in June 2005, we entered an agreement with Insight Communication Inc., and prepaid $130,000 for its management consulting and advisory services. These prepaid consulting fees will be recorded in the next quarter accordingly.

Interest income (expense)

         During the three months ended June 30, 2004, interest income derived from deposits in banks was $13,592.

         During the three months ended June 30, 2005, interest income derived from deposits in banks was $1,335; the finance expense incurred in discounting the bank draft was $5,465.

Income tax

         The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the three months ended June 30, 2004 and 15% for the three months ended June 30, 2005. In the three months ended June 30, 2004 and 2005, income tax expense was $66,813 and $135,570, respectively, based on pretax loss of $123,588 (which included the stock compensation of $1,014,000 incurred in the U.S.) and pretax income $737,111. Because the loss of approximately $1,014,000 incurred in the U.S. did not offset the taxable income in the PRC, the income tax expense of $66,813 incurred in the PRC was based on the taxable income of approximately $1,205,000 during the three months end June 30, 2004.

Net income

         We recorded net income of $601,541 for the three months ended June 30, 2005 compared to a net loss of $190,401 for the same period of the prior year, representing a significant increase. The increase in net income was attributable to (i) the non-cash expenses offsetting the net profit generated in the three months ended June 30, 2004, and (ii) the contribution of our new advertising business.

Earnings per share

         The earnings per share for the three months ended June 30, 2005 was $0.04 compared to negative $0.01 for the same period of the prior year.

Liquidity and Capital Resources

         Our net cash generated during the six months ended June 30, 2005 increased from approximately $75,511 as of December 31, 2004 to approximately $1,719,410 as of June 30, 2005.

         Net cash flows used in operating activities was $2,204,299 during the six months ended by June 30, 2005 compared to cash generated of $2,620,992 during the same period of the prior year. The decrease in cash provided was due to the cash used in other current assets and the related party despite the cash generated from net income and the collection of accounts receivable.

         Net cash flows generated in investing activities for the six months ended June 30, 2005 reached $2,348,202 compared to cash flows used $1,492,204 for the same period of the prior year, representing a material positive increase. The cash generated in investing activities was mainly due to the return of the money invested in related parties.

         Net cash provided by financing activities for the six months ended June 30, 2005 was $1,500,000 compared to $282,570 for the same period of the prior year. The $1,500,000 relates to proceeds for shares that were issued in fiscal 2004 but were held in escrow until the Company filed a Registration Statement on Form SB-2 with the SEC. The Company treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company.

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

         Also,  in  December  2004,  the FASB  issued  SFAS 153,  "Exchanges  of
Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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

                                              CHINA DIGITAL WIRELESS, INC.
                                              (Registrant)




Date: August 12, 2005                          /s/ Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer



Date: August 12, 2005                          /s/   Qian Fang
                                              ----------------------------------
                                              Qian Fang, Chief Financial Officer