Form 10QSB
period 2005-09-30
CHINA DIGITAL WIRELESS INC
filed 2005-11-21
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to _________

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No

As of October 13, 2005, 17,147,268 of the Issuer's $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No -

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION                     PAGE


    ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of December 31, 2004 (Audited)
            and September 30, 2005 (Unaudited)                                 3



       Consolidated Statements of Income and Comprehensive Income
           (Unaudited)  For the Three and Nine Months Ended September 30,
           2004 and 2005 (Unaudited)                                           4

       Consolidated Statements of Shareholders' Equity for the Year Ended
           December 31, 2004 (Audited) and the Nine Months Ended September 30,
           2005 (Unaudited)                                                    5

       Consolidated Statements of Cash Flows for the Nine Months               6
           Ended September 30, 2004 and 2005 (Unaudited)

       Notes to Consolidated Financial Statements                              7


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                           19

    ITEM 3.    CONTROLS AND PROCEDURES                                        28


PART II - OTHER INFORMATION

    ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    28

    ITEM 6.    EXHIBITS                                                       28


    SIGNATURES                                                                29


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS




                                                                     December 31,   September 30,
                                                                         2004            2005
                                                                    -------------   -------------
                                                                                     (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                        $      75,511   $   1,021,697
   Accounts receivable, net of allowance for doubtful accounts of
   $47,922 and $17,242 (including $1,583,512 and $1,464,904  due
   from a related party)                                                4,619,809       2,223,489
   Inventories                                                            101,696         510,253
   Deferred tax assets                                                     28,772          10,000
   Common stock proceeds held in escrow                                 1,500,000            --
   Amounts due from related parties                                     4,987,956       6,786,313
   Advances & deposits to suppliers                                       150,412       3,560,710
                                                                    -------------   -------------
Total current assets                                                   11,464,156      14,112,462

Property and equipment, net                                             1,198,509       1,156,153
                                                                    -------------   -------------

Total assets                                                        $  12,662,665   $  15,268,615
                                                                    =============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $      55,839   $     898,728
   Advance from customer                                                     --           430,990
   Deferred revenue                                                       617,694         449,524
   VAT payable                                                            213,535          39,750
   Income tax payable                                                     312,763         211,521
   Due to related parties                                                 100,260            --
   Other liabilities                                                      287,025         239,355
                                                                    -------------   -------------

Total current liabilities                                               1,587,116       2,269,868
                                                                    -------------   -------------



Shareholders' equity:
   Common stock - $0.001 par value, 100,000,000 shares
     authorized, 17,018,692 shares issued and outstanding
     at December 31, 2004 and 17,147,268 shares issued and
     outstanding at September 30, 2005                                     17,019          17,148
   Additional paid-in capital                                           4,229,974       4,229,845
   Retained earnings                                                    6,828,281       8,505,148
   Accumulated other comprehensive income                                     275         246,606
                                                                    -------------   -------------

Total shareholders' equity                                             11,075,549      12,998,747
                                                                    -------------   -------------

Total liabilities and shareholders' equity                          $  12,662,665   $  15,268,615
                                                                    =============   =============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                  Three Months ended September 30     Nine Months ended September 30
                                                  -------------------------------    -------------------------------
                                                       2004             2005              2004             2005
                                                  --------------   --------------    --------------   --------------
                                                   (unaudited)       (unaudited)       (unaudited)      (unaudited)
Revenues:
  Product sales                                   $         --     $    2,843,538    $    4,914,465   $    4,316,422
  Product sales to related parties                     6,239,802        2,048,309        10,512,821        9,856,854
  Information service revenue, net                       779,719          190,132         2,438,750        1,149,821
  Advertising service revenue, net                          --            614,136              --          1,738,878
                                                  --------------   --------------    --------------   --------------

Total revenues                                         7,019,521        5,696,115        17,866,036       17,061,975

Cost of goods sold                                          --          2,799,693         4,526,396        4,221,241
Cost of goods sold to related parties                  6,126,537        2,022,961        10,132,267        9,600,145
Cost of service                                          234,973          166,732           739,219          495,921
                                                  --------------   --------------    --------------   --------------
                                                       6,361,510        4,989,386        15,397,882       14,317,307

Gross profit                                             658,011          706,729         2,468,154        2,744,668

Operating expenses:
  Selling                                                 42,748           33,132           127,833          128,157
  General and administrative                             139,584          263,023         1,354,836          665,390
                                                  --------------   --------------    --------------   --------------

Total operating expenses                                 182,332          296,155         1,482,669          793,547
                                                  --------------   --------------    --------------   --------------

 Income from operations                                  475,679          410,574           985,485        1,951,121

Other revenue                                            130,060            7,089           130,060            7,216
Governmental subsidy                                        --            108,476              --            108,476
Interest income (expense)                                 18,339           (6,179)           31,931           (9,844)
                                                  --------------   --------------    --------------   --------------

 Income before income taxes                              624,078          519,960         1,147,476        2,056,969

Income tax provision                                      54,306          111,042           169,643          380,102
                                                  --------------   --------------    --------------   --------------

Net  income                                       $      569,772   $      408,918    $      977,833   $    1,676,867
                                                  ==============   ==============    ==============   ==============
Other comprehensive income :
  Foreign currency translation adjustment         $            3   $      246,335    $          155   $      246,331
                                                  --------------   --------------    --------------   --------------

Comprehensive  income                             $      569,775   $      655,253    $      977,988   $    1,923,198
                                                  ==============   ==============    ==============   ==============

Basic and diluted  earnings per share             $         0.03   $         0.02    $         0.07   $         0.10

Weighted average common shares outstanding            17,018,692       17,031,408        14,932,053       17,022,946

          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Accumulated
                                                                Additional                        Other           Total
                                        Common Stock             Paid-in         Retained     Comprehensive   Shareholders
                                    Shares         Amount         Capital        Earnings        Income          Equity
                                 ------------   ------------   ------------    ------------   -------------   ------------
Balance at December 31, 2003       13,782,636   $     13,783   $  1,436,217    $  5,233,652   $          12   $  6,683,664

Recapitalization and
reorganization                      1,585,705          1,586        308,465            --              --          310,051

Shares issued for consulting
services                              167,895            168        604,254            --              --          604,422

Shares issued for proceeds  of
$190,000 and  consulting
services                              166,667            167        599,834            --              --          600,001

Shares issued for net proceeds
of $1.5 million                     1,315,789          1,315      1,498,685            --              --        1,500,000

Offset by issuing cost                   --             --         (217,481)           --              --         (217,481)

Net income                               --             --             --         1,594,629            --        1,594,629

Foreign currency translation
adjustment                               --             --             --              --               263            263
                                 ------------   ------------   ------------    ------------   -------------   ------------

Balance at December 31, 2004       17,018,692   $     17,019   $  4,229,974    $  6,828,281   $         275   $ 11,075,549

Issuance of common stock in
exchange of lock up agreements        128,576            129           (129)           --              --             --

Net income (unaudited)                   --             --             --         1,676,867            --        1,676,867

Foreign currency  translation
adjustment (unaudited)                   --             --             --              --           246,331        246,331
                                 ------------   ------------   ------------    ------------   -------------   ------------

Balance at September 30, 2005      17,147,268   $     17,148   $  4,229,845    $  8,505,148   $     246,606   $ 12,998,747
                                 ============   ============   ============    ============   =============   ============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Months ended September 30,
                                                                    -------------------------------
                                                                         2004              2005
                                                                    -------------     -------------
                                                                     (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income                                                        $     977,833     $   1,676,867
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                      138,851           185,279
       Bad debt expenses                                                    4,257           (30,680)
       Issuance of common stock to consultants for services             1,014,423              --
       Deferred tax assets                                                 (4,069)           18,772
       Gain on disposal of property and equipment                            --              (7,368)
       Changes in assets and liabilities:

          Accounts receivable                                          (1,891,866)        2,427,000
          Inventories                                                     521,815          (408,557)
          Other current assets                                           (543,822)       (3,410,298)
          Accounts payable                                               (105,043)          842,889
          Advance from customer                                              --             430,990
          Deferred revenue                                                 42,950          (168,170)
          VAT recoverable  and payable                                     11,445          (173,785)
          Income tax payable                                                 --            (101,242)
          Due to related parties                                             --            (100,260)
          Other liabilities                                               123,588           (47,670)
                                                                    -------------     -------------

Net cash flows provided by operating activities                           290,362         1,133,767
                                                                    -------------     -------------

Cash flows from investing activities:
  Purchase of property and equipment                                      (19,162)         (332,650)
  Proceeds on disposal of property and equipment                             --             221,210
  Amounts due from related parties                                     (2,140,607)       (1,798,357)
                                                                    -------------     -------------

Net cash flows used in investing activities                            (2,159,769)       (1,909,797)
                                                                    -------------     -------------

Cash flows from financing activities:
  Recapitalization and reorganization                                     310,051              --
  Proceeds from issuing redeemable common stock                         1,690,000              --
  Issuing cost                                                           (217,481)             --
  Escrow receivable                                                    (1,500,000)        1,500,000
                                                                    -------------     -------------

Net cash flows provided by financing activities                           282,570         1,500,000
                                                                    -------------     -------------

Foreign currency translation adjustment                                       155           222,216
                                                                    -------------     -------------

Net increase (decrease) in cash and cash equivalents                   (1,586,682)          946,186

Cash and cash equivalents, beginning of the period                      1,713,748            75,511
                                                                    -------------     -------------

Cash and cash equivalents, end of the period                        $     127,066     $   1,021,697
                                                                    =============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                     $        --       $        --
       Income taxes                                                 $        --       $     467,509
       Issuance of common stock in exchange of lock up agreements   $        --       $         129


          See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. (("CDW") formerly known as Boulder Acquisitions, Inc.) sells mobile phones to retailers, distributors, and related parties and provides information services to users of mobile phones and pagers. Substantially all of China Digital Wireless, Inc. operations are in Shanghai, People's Republic of China (PRC).

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

Sifang Holdings is the continuing operating entity for financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and shareholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. Please see the shareholders' equity statement for the period from January 1, 2004 to September 30, 2005. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. Subsequent to September 30, 2004, Boulder Acquisitions changed its name to China Digital Wireless, Inc.

Business History

CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings Co., Ltd., (Sifang Holdings) and its wholly-owned subsidiary TCH Data Technology Co., Ltd. (TCH, and collectively with CDW and Sifang Holdings known as the Company). Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of acquiring a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

CDW's current operations were originally a business division of Shanghai Sifang Information Technology Co. (Sifang Information or Shanghai SFT Co., Ltd.). Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value-added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of SFAS No. 141, Appendix D.

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

As a result of the spin-off, the Company engages in the business of mobile phone distribution and provides pager and mobile phone users with access to certain value-added information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers and distributors with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analyses on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The value-added information is constantly saved on the Company's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users agree to make advance payments for its services for either three or six-month subscription periods.

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

The Company's consolidated financial statements for the nine months ended September 30, 2004 have been derived from the historical financial statements and accounting records of Sifang Information using the historical operating results and the historical basis of the assets and liabilities transferred to the Company in accordance with accounting principles generally accepted in the United States of America. Management believes that the assumptions underlying the accompanying financial statements are reasonable. However, the financial statements that are derived from Sifang Information's financial records may not necessarily reflect the Company's results of operations and cash flows had the Company been a stand-alone company.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2005 include the accounts of CDW, its wholly owned subsidiary Sifang Holdings, and its wholly-owned subsidiary TCH. Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of September 30, 2005. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates its financial statements into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All asset and liability accounts have been translated using the rate of exchange prevailing at the balance sheet date (at September 30, 2005, the prevailing exchange rate of the US dollar against the RMB was 8.0930), and the statement of income is translated at average rates during the reporting period (the average rates of the US dollar against the RMB, during the reporting period, were 8.2322). Equity items are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

Revenue Recognition

The Company derives revenues from the sale of mobile phones, advertisement designing service and the provision of wireless information services that are used on cell phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenues net of related business taxes and value-added taxes.

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

Advertising Servicing Revenue, Net:

Advertising revenues are derived from advertisement designing, masterminding and producing services. The Company recognizes service revenues over the term of the noted agreement at the time of completion of the services. The Company records the revenue from Shanghai Sifang Media Co., Ltd. on a net basis in compliance with EITF 99-19, "Reporting Revenue Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangement and they receive a fixed fee from Shanghai Sifang Media Co., Ltd. and they have no latitude in determining prices.

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

iii) Information Services - China Mobile and/or Unicom:

Since April 2004, the revenue generated from selling pre-charged cards has gradually decreased while the revenue generated through monthly subscriptions with China Mobile and/or China Unicom (collectively, "Mobile Operators") has gradually increased as the Mobile Operators' billing systems have been enhanced. The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci"), contract with the Mobile Operators for the transmission of the Company's value-added information services. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the end of the service period and the date the Mobile Operators send out their billing statements due to the segregated billing systems of each of the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server but has performed a reconciliation on a monthly basis of the revenues recognized by the Company's server to the Mobile Operator's billing statement. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received. (This type of service is not covered by a monthly service subscription and the Company has no control over whether it will occur or not.) Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions. The Company records the revenue from China Mobile / China Unicom on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of September 30, 2004 and 2005. However, actual write-offs might exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts.

                                                  December 31,    September 30,
                                                  -------------   -------------
                                                      2004            2005
                                                  -------------   -------------
                                                                   (Unaudited)
Beginning balance                                 $      28,158   $      47,922
Additions charged to expense                             19,764            --
Recovered                                                  --           (30,680)
Actual write off                                           --              --
                                                  -------------   -------------
Ending balance                                    $      47,922   $      17,242
                                                  =============   =============


Inventories

Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Rebates and Credits Receivable

In 2004, the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves the applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

Capitalization of Software Costs

The Company's software is developed by an independent third party to enable pager users to accept certain recoded information which is transmitted by the Company, through affiliates, and enables mobile phone users to dial into the Company's server. The software is for internal use and gives the Company the ability to provide value-added information services. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the external cost incurred to develop this internal-use software by an engineering company at the application development stage and amortizes that cost over the estimated economic life of the software (two or three years) which is consistent with the expected life of a particular type of mobile phone.

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

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the nine months ended September 30, 2004 and 2005.

Fair Value of Financial Instruments


The carrying amount of cash and cash equivalents, accounts receivable, advances and deposits to supplier, accounts payable and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Stock Based Compensation


The Company utilizes SFAS No. 123 "Accounting for Stock-Based Compensation," when accounting for stock based compensation and recognizes the fair value impact of the compensation granted to employees and consultants as a charge to net income in the period that the services associated with the compensation are incurred. The Company does not currently have a stock option plan.

Value Added Tax

TCH is subject to value-added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate ranges from 13% to 17%, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that that the assets will not be recovered.

The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. However, Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualifies for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of SFT at 7.5% for the nine months ended September 30, 2004. The income tax provision presented for the nine months ended September 30, 2005 is based on 15%. The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

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

Earnings Per Share


The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of September 30, 2004 and 2005.


NOTE 3 - EQUITY TRANSACTIONS

On June 23, 2004, the Company issued 167,895 shares of its common stock to a consultant for services relating to the reverse merger that was completed in fiscal 2004. The trading price of the Company's common stock on June 23, 2004 was $3.60 per share; accordingly, the fair value of 167,895 shares was $604,422.

On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merger. The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is nine months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

On June 28, 2004, the Company issued, in aggregate, 1,315,789 shares of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the investor before the reverse merger had been completed. Pursuant to the signed stock purchase agreement, the Company granted to each of the three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in aggregate, of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is nine months after the Company files a Registration Statement on Form SB-2 with the SEC, registering the shares purchased by the existing stockholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of December 31, 2004, the proceeds of $1.5 million were held in an escrow account with an agent who is related to a shareholder. As of December 31, 2004, the Company has treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC declared the registration statement effective. Accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005.

In connection with the June 28, 2004, issuance of common stock, the Company incurred share issue costs of $217,481 and accounted for it as a reduction of additional paid-in capital. On August 9, 2005, the Company announced its intent to apply for listing on the American Stock Exchange ("AMEX"). In connection with the AMEX application, certain persons who hold more than 200,000 shares of the Company's common stock entered in lockup agreements with the Company where they generally agreed to not offer, sell, assign or otherwise transfer a portion of their stock or other equity securities of the Company without prior written consent of the Company until the earlier of (i) 180 days after the date of the lockup agreements or (ii) the date that AMEX has approved the Company's listing application.  The lockup  agreements became effective on September 21, 2005, and were  executed  by  ten  of the  Company's  officers  and  directors  and  three
additional    stockholders.    Under   the    lockup    agreements    with   the
non-officer/director  stockholders,  the Company  issued an aggregate of 128,576 shares of common stock in consideration thereof.


NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following related parties are related through common ownership with the major shareholder of the Company.

Merchandise Sold to Related Parties

                                                            Three months Ended September 30,
                                                                 2004             2005
                                                            --------------   --------------
                                                             (Unaudited)       (Unaudited)

Shanghai Shantian Telecommunication Co. Ltd. ("Shantian")   $         --     $    2,048,309
                                                            --------------   --------------
                                                            $         --     $    2,048,309
                                                            ==============   ==============


During the three months ended September 30, 2005, TCH sold Samsung GSM mobile phones valued at $2,048,309 at a 3% gross profit margin to Shantian. There was no Samsung GSM mobile phone sales to Shantian during the three months ended
September 30, 2004.

                                                            Nine months Ended September 30,
                                                                 2004             2005
                                                            --------------   --------------
                                                             (Unaudited)       (Unaudited)


Shanghai Shantian Telecommunication Co. Ltd. ("Shantian")   $    4,273,019   $    9,856,854
                                                            --------------   --------------
                                                            $    4,273,019   $    9,856,854
                                                            ==============   ==============


During the Nine months Ended September 30, 2005, TCH sold Samsung GSM mobile phones valued at $9,856,854 (2004 - $4,273,019) at a 3% (2004 - 6%) gross profit margin to Shantian. Accounts receivable include $1,464,904 (2004 $812,550) due from Shantian.

Advertising Services Rendered to Related Party

                                                            Three months Ended September 30,
                                                                 2004              2005
                                                            --------------    --------------
                                                              (Unaudited)       (Unaudited)

Shanghai Tianci Real Estate Co. Ltd.                        $         --      $      614,136
                                                            --------------    --------------
                                                            $         --      $      614,136
                                                            ==============    ==============


                                                            Nine months Ended September 30,
                                                                  2004         2005
                                                            --------------   --------------
                                                              (Unaudited)      (Unaudited)


Shanghai Tianci Real Estate Co. Ltd.                        $         --     $    1,738,878
                                                            --------------   --------------
                                                            $         --     $      738,878
                                                            ==============   ==============


In January 2005, Shanghai Sifang Media Co., Ltd and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for Shanghai Tianci Real Estate Co. Ltd. TCH received a net fee of approximately $1,800,000 for providing the service from January 2005 to September 30, 2005. There is an "Advertisement Agency Contract" between Shanghai Tianci Real Estate Co., Ltd and Shanghai Sifang Media Co., Ltd, which continues until November 2005 and it is expected that TCH will earn additional advertising service revenue during the term of the Advertising Agency Contract.

As of September 30, 2005 the balance due from Shanghai Tianci Real Estate Co. Ltd. was $460,275.

Service Provided by Related Party

                                                Three months Ended September 30,
                                                        2004           2005
                                                --------------    --------------
                                                 (Unaudited)       (Unaudited)

Shanghai SFT Co., Ltd.                            $    141,980    $      106,750
                                                --------------    --------------
                                                  $    141,980    $      106,750
                                                ==============    ==============

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of approximately $141,980 and $92,081 for the three months ended September 30, 2004 and 2005 respectively. The annual payments for the services have declined from approximately $567,000 to approximately $362,472 since January 1, 2005.

During the three months ended September 30, 2005, Sifang Information also provided other management support and marketing services to TCH for $14,669.

                                                 Nine months Ended September 30,
                                                      2004             2005
                                                 --------------   --------------
                                                   (Unaudited)     (Unaudited)

Shanghai SFT Co., Ltd.                           $      425,900   $      336,358
                                                 --------------   --------------
                                                 $      425,900   $      336,358
                                                 ==============   ==============


In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of approximately $425,900 and $ 273,317 for the nine months ended September 30, 2004 and 2005 respectively. The annual payments for the services have declined from approximately $567,000 to approximately $362,472 since January 1, 2005.

During the nine months ended September 30, 2005, Sifang Information also provided other management support and marketing services to TCH for $63,041.

Amounts Due from Related Parties

                                          December 31, 2004   September 30, 2005
                                         ------------------   ------------------
                                                                 (unaudited)

                                         $        4,987,956   $        6,326,038
Shanghai Tianci Real Estate Co. Ltd.                   --                460,275
                                         ------------------   ------------------
                                         $        4,987,956   $        6,786,313
                                         ==================   ==================


In order to develop the Company's mobile phone distribution business, the Company is applying to become Nokia's distributor (provincial level) of mobile phones. On March 20, 2005 TCH signed an agreement with Sifang Information for cooperation on Nokia mobile phone's distribution, as TCH will act as an agent to sell Nokia phones on Sifang Information's behalf. In May, the final approval from Nokia was received by Sifang Information. As of September 30, 2005, TCH had advanced $2,407,852 (RMB19,900,000) to Sifang Information in order to help
Sifang Information to maintain enough working capital to purchase Nokia mobile phones and to establish marketing for channel distribution. As of September 30, 2005, TCH had also advanced $ to Sifang Information as the working capital to assist Sifang Information for business transformation.

Deposit for Business Acquisition

In March 2005, TCH signed an agreement  with Tianci Group for appointing  Tianci
Group as an agent for assisting with TCH's proposal to acquire assets and a related business from Shanghai Oriental New Window Company Limited ("Shanghai
ONW"), whose main business was digital mobile television and digital media services. To initiate the acquisition, TCH advanced Tianci Group RMB20,000,000
(equivalent to approximately $2,418,000). In June 2005, the acquisition was finalized, and the deposit to Tianci Group was fully collected and all related assets and business was transferred from Tianci Group to TCH with no mark up.

Due to Related Parties

                                         December 31, 2004    September 30, 2005
                                         ------------------   ------------------
                                                                 (unaudited)

Shanghai Tianci Real Estate Co. Ltd      $           51,350   $             --
Shanghai Tianci Industry Group Co. Ltd.              48,910                 --
                                         ------------------   ------------------
                                         $          100,260   $             --
                                         ==================   ==================



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

                                Advertising
                                  Service                      Mobile Phone     Beep Pagers
                                  Revenue       Phone Sales       Service         Service       Corporate          Total
                                ------------    ------------   ------------    ------------    ------------    ------------
Three months ended  September
30, 2004
Revenue                         $       --      $  6,239,802   $    748,601    $     31,118    $       --      $  7,019,521
Gross profit                            --           113,265        736,911        (192,165)           --           658,011
Depreciation                            --              --          (14,309)           --            14,315               6
Interest income                         --              --             --              --            18,339          18,339
Net income (loss)                       --           158,493        630,622        (162,389)        (56,954)        569,772
Expenditures  for  long-lived
assets                                  --              --          (23,171)           --              --           (23,171)






Three months ended  September
30, 2005
Revenue                         $    614,136    $  4,891,847   $      2,468    $    187,664    $       --      $  5,696,115
Gross profit                         614,136          69,193        (55,496)         78,896            --           706,729
Depreciation                            --              --           49,043            --            14,544         129,904
Interest (expense)                      --              --             --              --            (6,179)         (6,179)
Net income (loss)                    489,704          12,061        (90,782)         33,574         (35,639)        408,918
Expenditures  for  long-lived
assets                              (157,264)           --           68,285            --              --           (88,979)


Nine months  ended  September
30, 2004
Revenue                         $       --      $ 15,427,286   $  1,798,801    $    639,949    $       --      $ 17,866,036
Gross profit                         768,623       1,569,473        130,058            --         2,468,154
Depreciation                            --              --           95,911            --            42,940         138,851
Interest income                         --              --             --              --            31,931          31,931
Net income (loss)                       --           584,076      1,247,446         (16,449)       (837,240)        977,833
Expenditures  for  long-lived
assets                                  --              --           19,162            --              --            19,162

Total Assets,as of
December 31, 2004                       --         2,721,741      2,443,657            --         7,497,267      12,662,665

Nine months ended September
30, 2005
Revenue                         $  1,738,878    $ 14,173,276   $    623,074    $    526,747    $       --      $ 17,061,975
Gross profit                       1,738,878         351,890        349,974         303,926            --         2,744,668
Depreciation                            --              --          142,108            --            43,171         185,279
Interest (expense)                      --              --             --              --            (9,844)         (9,844)
Net income (loss)                  1,417,555         172,609        171,047         185,745        (270,089)      1,676,867
Expenditures for long-lived
assets                                  --              --          142,923            --              --           142,923

Total Assets, as of
September 30, 2005                      --         5,839,005        274,814            --         8,723,806      14,837,625


NOTE 6 -GOVERNMENTAL SUBSIDY

During the third quarter of 2005, the Company received a general government subsidy from the local bureau, which is equivalent to 7% of the taxable income of TCH throughout the period from September 2004 to December 2004. The subsidy is non-recurring and subject to government approval.


NOTE 7 -EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $29,743 and $41,745 to these funds as part of selling, general and administrative expenses for the nine months ended September 30, 2004 and 2005, respectively.

ITEM 3.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains certain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan,"
"intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

         We launched a new digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.


Discussion and Analysis of Operating Results

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

Revenue

Total Revenues

         Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the nine months ended September 30, 2005 decreased by $804,061, representing a 4.5% decrease, to $17,061,975 as compared to $17,866,036 for the same period of the prior year. The decrease was mainly due to the decline of mobile phone sales and gross profit margins thereon. The demand for mobile phones in the Chinese telecommunication market is gradually becoming saturated.

         In the nine months ended September 30, 2005, Samsung's mobile phones accounted for about 97% of our total product sales and other name brand mobile phones accounted for the remaining 3%, compared to the same period of the prior year, in which Samsung and Nokia's mobile phones accounted for 93% and 4% of our total product sales and other brands accounted for the balance. During 2005, market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 2.5% in order to maintain our market position, in comparison with a mark-up ratio of 5.0% for the same period of the prior year.

Product Sales

         Revenue for product sales in the nine months ended September 30, 2005 decreased by $598,043, representing a 12.2% decrease, to $4,316,422 as compared to $4,914,465 for the same period of the prior year. The decrease was mainly due to the market factors. The demand for mobile phones in Chinese market is becoming saturated along with the intensified competition for the mobile phone distributors.

         We entered an agreement to distribute select Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones . We believe that this agreement will enhance both our market share and profitability. Since June, we distributed approximately $627,876 worth of Nokia mobile phones to our customers with a superior mark-up of approximately 8% compared to the other brands we have been selling. We continue to strengthen our relationship with Nokia and to diversify the mobile phone portfolio to be responsive to market changes and product innovation. The relationship will allow us to benefit from Nokia's position as the leading manufacturer of mobile phones worldwide and Nokia's leadership in the rapidly growing mobile phone market in China.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the nine month ended September 30, 2005, we sold $9,856,854 worth of mobile phones to Shantian, with an average mark-up of approximately 2.6%, which represents a $665,967 decrease compared to the same period of the prior year. The decrease was also attributable to the market factors mentioned above.

Information service revenue, net

         Total information service revenue net of related business tax and surcharge for the nine months ended September 30, 2005 decreased by $1,288,929 representing a 52.9% decrease, to $1,149,821 compared to $2,438,750 for the same period of the prior year. Value-added service revenue from mobile phone users for the nine months ended September 30, 2005 decreased by $1,175,727 representing a 65.4% decrease, to $623,074 compared to $1,798,801 for the same period of the prior year. The decrease was mainly due to the decline of our financial value-added service. The sluggish Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the nine months ended September 30, 2005 dropped by $113,202 to $ 526,747 compared to $639,949 for the same period of the prior year, representing a 17.7% decrease. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         We launched a new digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.

         We reached an agreement with China Charity Foundation ("CCF"), a national non-profit charitable organization, which enables the Company to install donation boxes for CCF in banks and other commercial locations throughout China that will also have the Company's out-of-home digital television advertising media platform attached. The completion of this agreement enables us to accelerate the placement of out-of-home digital television platforms, particularly in banks across China. The Company negotiates placement of the donation boxes and digital television media platform with banks and other commercial entities that wish to support the national charity. The China Banking Regulatory Commission ("CBRC") has previously agreed, pending completion of the agreement with CCF, to support and coordinate this effort with respect to approvals of donation box placements in banks throughout China.

         This agreement facilitates the continued placement of platforms with little or no direct costs. We believe that such costs may constitute as much as 30% of the direct costs of its competitors based upon an analysis of publicly available information.

         We have placed more than 670 multimedia donation boxes in the inbound area of Shanghai and other arranged spots will be rolled out in the public places with high traffic flow. Based on Shanghai, our strategy is to expand our network to penetrate other large and mid-sized developed cities throughout China. We believe the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic World Summer Games in 2007 and World Exposition in 2010 to be held in Shanghai.

         In addition, during the nine months ended September 30, 2005, TCH rendered advertisement designing and producing services to Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") for publicity and promoting its apartment. Net service revenue of $1,738,878 was derived from this service.

Cost of goods sold

         The cost of goods sold for the nine months ended September 30, 2005 decreased by $837,277 to $13,821,386 compared to $14,658,663 for the same period of the prior year, representing a 5.7 % decrease. The decrease was consistent with the decrease of revenue from product sales.


Cost of service


         The cost of  service  for the nine  months  ended  September  30,  2005 decreased  by $243,298 to $495,921  compared to $739,219  for the same period of the prior year, representing a 32.9% decrease. The decline was mainly due to the decrease  of  information  fees paid to content  providers  for the  value-added service. The breakdown of our service business has changed and the proportion of beep services that are related to financial service has decreased,  resulting in a decrease in associated  costs  pertaining to the  securities  information  fee paid.  During 2005, we have  continued to maintain  current fee  structures  and establish  collaborative  relationships  or  partnerships  with  Chinese  mobile operators and certain information content providers.


Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the nine months ended September 30, 2005 increased by approximately $276,514 to $2,744,668, representing an 11.2% increase, compared to gross profit of $2,468,154 for the same period of the prior year. The increase in gross profit was primarily attributable to the proceeds generated from the new advertising service during the three quarters of 2005.

         The following table summarizes certain information related to the various components of revenue.

                                                      Information
                        Advertising                   Service -      Information
                        Service                       Mobile         Service -
                        Revenue        Phone Sales    Phone          Pager          Total
                        --------------------------    -----------    -----------    -----------
For nine months ended
September 30, 2005
                        --------------------------    -----------    -----------    -----------
Revenue                 $ 1,738,878    $14,173,276    $   623,074    $   526,747    $17,061,975
                        --------------------------    -----------    -----------    -----------
Cost                           --       13,821,386        292,759        203,162     14,317,307
                        --------------------------    -----------    -----------    -----------
Gross profit              1,738,878        351,890        330,315        323,585      2,744,668
                        --------------------------    -----------    -----------    -----------
Gross profit ratio             100%           2.5%          53.0%          61.4%          16.1%
                        --------------------------    -----------    -----------    -----------
For nine months ended
September 30, 2004
                        --------------------------    -----------    -----------    -----------
Revenue                 $      --       15,427,286    $ 1,798,801    $   639,949    $17,866,036
                        --------------------------    -----------    -----------    -----------
Cost                           --       14,658,663        229,328        509,891     15,397,882
                        --------------------------    -----------    -----------    -----------
Gross profit                   --          768,623      1,569,473        130,058      2,468,154
                        --------------------------    -----------    -----------    -----------
Gross profit ratio             --             5.0%          87.3%          20.3%          13.8%
                        --------------------------    -----------    -----------    -----------

Selling expenses

         Selling expenses for the nine months ended September 30, 2005 increased by $324 to $128,157 compared to $127,833 for the same period of the prior year, representing a slight increase. The increase was primarily due to the office expenses and fringe benefits attributable to our marketing department. Furthermore, the commission fees paid to the salesmen for mobile phones increased, which was offset by the decline in advertising expenses.

General and administrative expenses

         General and administrative expenses for the nine months ended September 30, 2005 decreased by $689,446 to $665,390 compared to $1,354,836 for the same period of the prior year, representing a 50.9% decrease. The higher expenses in 2004 were mainly due to one time non-cash compensation of $1,014,000 related to the reverse merger that was generated at the parent level, consisting of 167,895 shares issued to a consultant in lieu of a cash payment at a fair market value of $604,000 and the issuance of 166,667 redeemable shares pursuant to a stock purchase agreement resulting in a charge of $410,000 representing the premium between the trading price ($3.60 per share) and the pre-negotiated stock purchase price ($1.14 per share) of the shares.

         General and administrative expenses incurred at the TCH level for the nine months ended September 30, 2005 decreased from $238,224 to $228,231, representing a 4.2% decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and cost control, which lead to the decline of utility expenses and communication fees.

         The other cash-based expenses incurred at the parent level in the nine months ended September 30, 2005 of $437,159 represented payments for audit fees, retainer fees and other consultant fees.

Interest income (expense)

         During the nine months ended September 30, 2004, interest income derived from bank deposits was $31,931.

         During the nine months ended September 30, 2004, finance expense incurred in discounting bank drafts net of interest income from bank deposits was $9,844.

Income tax

         The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the nine months ended September 30, 2004 and 15% for the nine months ended September 30, 2005. For the nine months ended September 30, 2004 and 2005, income tax expense was $169,643 and $380,102, respectively, based on pre-tax income of $1,147,476 (which included the stock compensation of $1,014,000 incurred in the U.S.) and pre-tax income $1,951,121. Because the loss of approximately $1,014,000 incurred in the U.S. cannot offset the taxable income in China, the income tax expense of $169,643 incurred in China was based on the taxable income of approximately $2,162,000 during the nine months end September 30, 2004.

Comprehensive income

         We recorded comprehensive income of $1,923,198 for the nine months ended September 30, 2005, a $945,210 increase in comprehensive income compared to comprehensive income of $977,988 for the same period of the prior year, representing a significant increase. The increase in comprehensive income was attributable to (i) the non-cash expenses that offset the net profit generated in the nine months ended September 30, 2004, (ii) the contribution of our new advertising business that was initiated in the first nine months of 2005, and
(iii) the appreciation of Chinese RMB to US dollars.

Earnings per share

         The earnings per share for the nine months ended September 30, 2005 was $0.10 compared to $0.07 for the same period of the prior year.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

Product Sales

         Revenue from product sales for the three months ended September 30, 2005 was $2,843,538, compared to $0 for the three months ended September 30, 2004. We entered an agreement to distribute select Nokia mobile phones exclusively in Shanghai region of China in May 2005 and have now obtained the right to distribute two popular models of Nokia's mobile phones. We believe that this agreement will enhance both our market share and profitability. In the third quarter, we distributed approximately $627,062 worth of Nokia's mobile phone to our customers with a superior mark-up of approximately 8% compared to the other brands we have been selling, which was around 3%. We will continue to strengthen our relationship with Nokia and to diversify the mobile phone portfolio to be responsive to market changes and product innovation. The relationship will allow us to benefit from Nokia's position as the leading manufacturer of mobile phones worldwide and Nokia's leadership in the rapidly growing mobile phone market in China.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three month period ended September 30, 2005, we sold $2,048,309 worth of mobile phones to Shantian, with a mark-up on average of approximately 1.2%, which represents a $4,191,493 decrease compared to the same period of the prior year. The decrease was mainly due to the market factors. The demand for mobile phones in Chinese market is becoming saturated along with intensified competition for mobile phone distributors.

Information service revenue, net

         Total information service revenue net of related business tax and surcharge for the three months ended September 30, 2005 decreased by $589,587 representing a 75.6% decrease, to $190,132 compared to $779,719 for the same period of the prior year. Value-added service revenue from mobile phone users for the three months ended September 30, 2005 decreased by $746,133 to $2,468 compared to $748,601 for the same period of the prior year, representing a material decrease. The decrease was due mainly to the decline of our financial value-added service. The sluggish Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. The decrease was offset by an increase in service revenue from pager users for the three months ended September 30, 2005 of $156,546 to $ 187,664 compared to $31,118 for the same period of the prior year. The increase was due to the drop of pager service revenue in the third quarter of last year. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         During the three months ended September 30, 2005, TCH rendered advertisement designing and producing services to Tianci Real Estate for publicity and promoting its apartment. Net advertising service revenue of $614,136 was derived from this source.

Cost of goods sold

         The cost of goods sold for the three months ended September 30, 2005 decreased by $1,303,883 to $4,822,654 compared to $6,126,537 for the same period of the prior year, representing a 21.3% decrease. The decrease was consistent with the decreases in revenue from product sales.


Cost of service


         The cost of service  for the three  months  ended  September  30,  2005 decreased by $68,241 to $166,732 compared to $234,973 for the same period of the prior  year,  representing  a 29%  decrease.  The costs of  service  consist  of value-added  service costs and  advertising  service costs.  The decline was due mainly to the decrease of  information  fees paid to content  providers  for the value-added  service.  The breakdown of our service business has changed and the proportion of beep services that are related to financial service has decreased, resulting  in a  decrease  in  associated  costs  pertaining  to the  securities information  fee paid.  During 2005, we have  continued to maintain  current fee structures  and  establish  collaborative  relationships  or  partnerships  with
Chinese mobile operators and certain information content providers.


Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the three months ended September 30, 2005 increased by $48,718 to $706,729, representing a 7.4% increase, compared to gross profit of $658,011 for the same period of the prior year. The increase in gross profit was primarily attributable to the proceeds generated by the new advertising service which offset the decrease in information service during the third quarter of 2005.

         The following table summarizes certain information related to the various components of revenue.

                                                      Information
                        Advertising                   Service -       Information
                        Service                       Mobile          Service -
                        Revenue        Phone Sales    Phone           Pager           Total
                        --------------------------    -----------     -----------     -----------
For three months ended
September 30, 2005

                        --------------------------    -----------     -----------     -----------
Revenue                 $   614,136    $ 4,891,847    $     2,468     $   187,664     $ 5,696,115
                        --------------------------    -----------     -----------     -----------
Cost                           --        4,822,654         77,623          89,109       4,989,386
                        --------------------------    -----------     -----------     -----------
Gross profit (loss)         614,136         69,193        (75,155)         98,555         706,729
                        --------------------------    -----------     -----------     -----------
Gross profit ratio             100%           1.4%       (3045.2)%          52.5%           12.4%
                        --------------------------    -----------     -----------     -----------


For three months ended
September 30, 2004
                        --------------------------    -----------     -----------     -----------

Revenue                 $      --        6,239,802    $   748,601     $    31,118     $ 7,019,521
                        --------------------------    -----------     -----------     -----------
Cost                           --        6,126,537         11,690         223,283       6,361,510
                        --------------------------    -----------     -----------     -----------
Gross profit (loss)            --          113,265        736,911        (192,165)        658,011
                        --------------------------    -----------     -----------     -----------
Gross profit ratio             --             1.8%          98.4%         (617.5)%           9.4%
                        --------------------------    -----------     -----------     -----------


Selling expenses

         Selling expenses for the three months ended September 30, 2005 decreased by $9,616 to $33,132 compared to $42,748 for the same period of the prior year, representing a 22.5% decrease. The decrease was mainly due to the decrease of commission fees paid to the salesmen for mobile phones which was partly offset by the increase in advertising expense.

General and administrative expenses

         General and administrative expenses for the three months ended September 30, 2005 increased by $123,439 to $263,023 compared to $139,584 for the same period of the prior year, representing an 88.4% increase. The increase was mainly due to the expense incurred in our parent company.

         General and administrative expenses incurred at the TCH level in the three months ended September 30, 2005 increased from $37,395 to $41,583, representing a slight increase. At the parent level, we incurred an aggregate of $221,440 for audit fees, service fees for Investor Relations and Public Relations and application fees for Amex listing in the three months ended September 30, 2005, compared to consulting fees of $102,189 incurred in the prior year.

Interest income (expense)

         During the three months ended September 30, 2004, interest income derived from deposits in banks was $18,339.

         During the three months ended September 30, 2005, finance expenses incurred in discounting the bank draft net of interest income from deposits were $6,179.

Income tax

         The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of Sifang Information at 7.5% for the three months ended September 30, 2004 and 15% for the three months ended September 30, 2005. In the three months ended September 30, 2004 and 2005, income tax expense was $54,306 and $111,042, respectively, based on pre-tax income of $624,078 and $519,960.

Comprehensive income

         We recorded comprehensive income of $655,253 for the three months ended September 30, 2005 compared to $ 569,772 for the same period of the prior year, representing a 15% increase. The increase in comprehensive income was attributable to (i) contribution of our new advertising business, and (ii) the appreciation of Chinese RMB to US dollars.

Earnings per share

         The earnings per share for the nine months ended September 30, 2005 was $0.02 compared to $0.03 for the same period of the prior year

Liquidity and Capital Resources

         Our net cash generated during the nine months ended September 30, 2005 increased from $127,066 to approximately $1,021,697 as of September 30, 2005.

         Net cash flows generated in operating activities was $1,133,767 during the nine months ended by September 30, 2005 compared to $290,362 during the same period of the prior year. The increase in cash provided was due to the collection of accounts receivable and increase in accounts payable offset by the cash used in other current assets and the increase in inventories.

         Net cash flows used in investing activities for the nine months ended September 30, 2005 reached $1,909,797 compared to $2,159,769 for the same period of the prior year. The cash used in investing activities was mainly due to the amount due from related parties. As of September 30, 2005, the amounts due from Tianci Real Estate and Sifang Information represent $460,275 and $6,326,038, respectively.

         Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,500,000 compared to $282,570 for the same period of the prior year. The $1,500,000 relates to proceeds for shares that were issued in fiscal 2004 but were held in escrow until the Company filed a Registration Statement on Form SB-2 with the SEC. The Company treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company.

         On August 9, 2005, the Company announced its intent to apply for listing on the AMEX. In connection with the AMEX application, certain persons who hold more than 200,000 shares of the Company's common stock entered in lockup agreements with the Company where they generally agreed to not offer, sell, assign or otherwise transfer a portion of their stock or other equity securities of the Company without prior written consent of the Company until the earlier of (i) 180 days after the date of the lockup agreements or (ii) the date that AMEX has approved the Company's listing application. The lockup agreements became effective on September 21, 2005, and were executed by ten of the Company's officers and directors and three additional stockholders. Under the lockup agreements with the non-officer/director stockholders, the Company issued an aggregate of 128,576 shares of common stock in consideration thereof.

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

Recent Accounting Pronouncements

         In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123-R, "Share Based Payments", which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

         Also, in December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets, which should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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




PART II OTHER INFORMATION

Item 2.  Unregistered sales of equity securities and use of proceeds

As previously reported in the Company's Current Report on Form 8-K filed on September 27, 2005, the Company entered into lockup agreements with ten of the Company's officers and directors and three additional stockholders in connection with the Company's intended AMEX listing. The lockup agreements became effective on September 21, 2005. Under the lockup agreements with the non-officer/director stockholders, the Company issued an aggregate of 128,576 shares of common stock in consideration thereof in reliance on an exemption from registration under
Section 4(2) under the Securities Act.


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

                                              CHINA DIGITAL WIRELESS, INC.
                                              (Registrant)




Date: November 21, 2005                        /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer



Date: November 21, 2005                        /s/   Qian Fang
                                              ----------------------------------
                                              Qian Fang, Chief Financial Officer