Form 10KSB
period 2005-12-31
CHINA DIGITAL WIRELESS INC
filed 2006-04-05
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005



                       Commission file number: 333-120431



                          CHINA DIGITAL WIRELESS, INC.
    -------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                 90-0093373
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

           429 Guangdong Road
         Shanghai, China 200001                            N/A
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (011) 86-21-6336-8686

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2005 were US$20,419,022.

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of March 1, 2006, is $4,277,787. The number of shares of common stock outstanding as of March 1, 2006 was 17,147,268.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CHINA DIGITAL WIRELESS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I


Item 1.   Description of Business..............................................3
Item 2.   Description of Property.............................................37
Item 3.   Legal Proceedings...................................................37
Item 4.   Submission of Matters to a Vote of Security Holders.................37

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters............38
Item 6.   Management's Discussion and Analysis or Plan of Operation...........39
Item 7.   Financial Statements................................................47
Item 8.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................47
Item 8A.  Controls and Procedures.............................................47
Item 8B.  Other Information...................................................47


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.................48
Item 10.  Executive Compensation..............................................51
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Shareholder Matters...................................51
Item 12.  Certain Relationships and Related Transactions......................52
Item 13.  Exhibits............................................................55
Item 14.  Principal Accountant Fees and Services..............................57


Consolidated Financial Statements............................................F-1

                                     PART I

         When we use the terms "we," "us," "our" and "the Company," we mean China Digital Wireless, Inc., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and Sifang Holdings Co., Ltd.'s wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd.

         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section below.


ITEM 1.     DESCRIPTION OF BUSINESS

General

         Our current operations include providing value added information services, cellular phone distribution and advertising services through our Chinese operating subsidiaries.

Overview

         Business History. We originally began operations as a Colorado corporation known as Boulder Brewing Company, or Boulder Brewing. We were incorporated in Colorado on May 8, 1980 and operated as a microbrewery of various beers. Boulder Brewing was unable to become profitable within any segment of its core business, became illiquid, and was forced to divest itself of all of its assets. Boulder Brewing became dormant without any operations or assets in the second quarter of 1990.

         In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and changed its name to Boulder Acquisitions, Inc., or Boulder Acquisitions. From the date of reincorporation until June 23, 2004 Boulder Acquisitions had no material operations or assets.

         On June 23, 2004, we completed a stock exchange transaction with the shareholders of Sifang Holdings Co., Ltd. ("Sifang Holdings"). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement dated as of June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the shareholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the shareholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Sifang Holdings. We presently carry on the business of Sifang Holdings' wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd., a corporation organized under the laws of the PRC, or TCH.

         Effective   August  6,  2004,   we  changed   our  name  from   Boulder
Acquisitions, Inc. to China Digital Wireless, Inc.

         Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings and its wholly-owned subsidiary, TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

         Our current operations were originally a business division of Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of the Statement of Financial Accounting Standard ("SFAS") No. 141, Appendix D.

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

         Value-Added Information Services for Mobile Phone and Pager Users. We render value-added information services in China by purchasing content from third-party providers and reformatting that content. Our value-added information services enable wireless receiver (mobile phone and pager) users in China to access financial information and various entertainment-related services. We contract with our affiliated wireless service providers to transmit the reformatted content to customers of China's various network operators.

         The primary focus of our value-added information services is to provide wireless receiver users in China with access to financial information. We derive the vast majority of our value-added information services revenue from our financial information business. Our financial information software, Sifang Gutong, allows our customers to access stock and currency exchange information and execute stock trades. We are one of the largest stock information and trading value-added information service providers in China.

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

         In order to meet ownership requirements under Chinese law that restrict us, as a foreign company, from operating in certain industries such as value-added telecommunication and Internet services, we have entered into information service and cooperation agreements with two of our affiliates that are incorporated in the People's Republic of China ("PRC" or "China"): Shanghai Sifang Information Technology Co. ("Sifang Information") and Tianci. We hold no ownership interest in Sifang Information or Tianci. Sifang Information and Tianci contract with China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom, respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci pursuant to a signed agreement between Sifang Information and Tianci.

         Mobile Phone Distribution. We distribute various mobile phone brands in the Shanghai, China region. We distribute mobile phones manufactured primarily by SAMSUNG Electronics Co., Ltd. ("Samsung") and NOKIA Corporation ("Nokia"), and to a lesser extent, by Motorola, Inc. ("Motorola"). We began distributing Motorola mobile phones in early 2002, Samsung mobile phones in November 2002 and Nokia mobile phones in March 2005. We began discontinuing our Motorola mobile phone distribution business on June 30, 2004. We are a distributor, for the Shanghai region, of over ten different mobile phone models manufactured by Samsung and plan to increase our sales of Samsung mobile phones.

         Most of the Samsung models we distribute are compatible with the GSM network and only a few Samsung models we distribute are compatible with the Code Division Multiple Access, or CDMA, network.

         We entered an agreement to distribute select Nokia mobile phones exclusively in the Shanghai region of China beginning in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. However, as a result of the sudden change in the market factors during the latter half of 2005, whereas the demand for mobile phones in the Chinese market started becoming saturated along with the intensified competition among mobile phone distributors, our sales mark-up of the Nokia mobile phones to our customers dropped significantly from the initial 8% to approximately 1% during the 4th quarter of 2005. Our management is currently reviewing the market factors and considering discontinuing the mobile phone distribution business in 2006 if the market situation remains unchanged.

         There are three main first-tier wholesalers of Samsung phones in China:
Shanghai Taili Communication Equipment Co., Ltd., Shenzhen Tianyin Communication Development Co., Ltd., and Guangzhou Yingtai Data Power Technology Co., Ltd. These wholesalers contract, through local branches, with sub-wholesalers to distribute each model in a defined area. We have contracts with Shanghai branch offices of the three main first-tier wholesalers, making us a sub-wholesaler distributor of nine Samsung mobile phone models in the Shanghai region. We received approximately 45% of the mobile phones we sold in 2005 from the three retailers.

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

         Digital Advertising. We launched a new digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.

         We have an agreement with China Charity Foundation ("CCF"), a national non-profit charitable organization, which enables us to install donation boxes for CCF in banks and other commercial locations throughout China that will also have the Company's out-of-home digital television advertising media platform attached. The completion of this agreement enables us to accelerate the placement of out-of-home digital television platforms, particularly in banks across China. We negotiate placement of the donation boxes and digital television media platform with banks and other commercial entities that wish to support the national charity. The China Banking Regulatory Commission ("CBRC") has previously agreed, pending completion of the agreement with CCF, to support and coordinate this effort with respect to approvals of donation box placements in banks throughout China. This agreement facilitates the continued placement of platforms with little or no direct costs. We believe that such costs may constitute as much as 30% of the direct costs of competitors based upon an analysis of publicly available information.

         We have placed more than 850 multimedia donation boxes in the inbound area of Shanghai and other arranged spots will be rolled out in the public places with high traffic flow. Based on Shanghai, our strategy is to expand our network to penetrate other large and mid-sized developed cities throughout China. We believe the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic World Summer Games in 2007 and World Exposition in 2010 to be held in Shanghai.

         Other Advertising Services. During the year ended December 31, 2005, TCH rendered advertisement designing and producing services to Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") for publicity and promoting its apartment. Net advertising service revenue of $1,738,878 was derived from this service. TCH performed such services via an agent, Shanghai Sifang Media Co., Ltd. ("Sifang Media"), which is a related company that granted the license to provide advertising in China.

         In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a net fee of $2,620,044 for providing the service from January 2005 to December 2005. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which expired in November 2005. In June and September 2005, Sifang Media, TCH and two unrelated customers, entered into certain agreements, where TCH will assist in the promotion of TV ads for these customers. TCH received a net fee of approximately $900,000 for providing the service via Sifang Media during the fiscal year of 2005.

         Energy Saving Products. In February 2006, we entered into an agreement to acquire 95% of the equity interests of Shanghai Kena Energy Saving Electric Co., Ltd. ("Kena") and related patent and patent rights to produce high-energy, high-efficiency transformers. The Company's decision to enter into the Kena acquisition is driven by an effort to re-focus the Company's strategy and capitalize on the strategic opportunity this transaction presents.

         Kena was established in China on April 26, 2005. Its chief scientist Dr. Chang Kenan, an experienced Chinese-American scientist, is the inventor of energy saving street lighting system ballasts which are noted for energy savings, material savings, long-life, and being environmentally friendly. Since its establishment, Kena has undertaken four street lighting projects and generated revenue of over RMB 5,000,000. There are approximately nine street lighting projects under negotiation.

         We believe that the Kena acquisition represents a strategic opportunity for the Company in the following ways:

         1) The Chinese government has provided strong support of energy saving products. In the first quarter of 2006, Kena's energy saving lighting products will be included in the Chinese government purchasing lists. Official documents will be issued by the Chinese government to help promote these products.

         2) There is a large demand for energy saving streetlights. According to the Chinese Construct Department, currently, there are 18,000,000 streetlights in China with a 17%-18% yearly growth rate. The average replacement rate is 10%. The worldwide demand is estimated at five times as much as the demand in China.

         3) Kena's products present consumers with positive economic and social effects. According to a Report from National Centre of Supervision & Inspection on Electric Light Source Quality of Shanghai, Kena's energy saving lighting system ballasts result in a 20% energy saving, allowing consumers to recover their costs in two years. Compared to other similar products, Kena's system ballasts use 15% less materials than other similar products and have a 20-year service life, which is 10 years longer than other similar products.

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

Other Services

         We also provide icons and screen savers, Western horoscopes, jokes and event-driven or entertainment news updates. These services represent only a small portion of our value-added information services revenues at the present time. However, we believe that providing wireless receiver users in China access to entertainment-related services increases our ability to retain our financial information subscribers and expand our subscriber base, and we expect the entertainment-related services portion of our value-added information services business will grow over time.

o        Horoscopes.   With  this  service,   users  can  obtain  daily  Western
         horoscopes via their mobile phones or pagers.

o Jokes. We send users of this service a variety of jokes on demand or via automatic daily messages.

o News. We automatically send periodic SMS messages on recent event-driven news, sports (especially soccer), or entertainment events to subscribers of this service. Mobile phone users can also download desired information on demand. We obtain our news content from government affiliated media companies and other local media.

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

         Our management team utilizes our experience in China to develop close ties with the key personnel of the mobile operators at the central and provincial levels. As of December 31, 2005, we had ten sales professionals strategically located in provinces and municipalities concentrated in the eastern and southern regions of China to work closely with the mobile operators at the local level, where pricing and important marketing and operational decisions are made. Our sales network enables us to work closely with operators to facilitate the approval required for new service offerings and for related pricing and to enjoy enhanced marketing and promotional support. We are also able to gain insight into developments in the local markets and the competitive landscape, as well as new market opportunities. Our sales professionals are well-incentivized; most of their compensation is tied to usage of our services in the applicable region.

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

Customer Research

         We spent $60,092 and $17,468 on marketing and advertising fees for our mobile phone distribution and value-added service business in fiscal 2004 and 2005, respectively. Our sales, marketing and product development activities are supported by our five-member customer research department. This department focuses our sales efforts in the following three distinct phases:

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

         Relationships with Retailers. The wholesalers look to the types of relationships sub-wholesalers have with large retailers when deciding which sub-wholesaler to utilize. We have strong relationships with three large retailers in Shanghai and sell approximately 65% of our mobile phones to these three retailers.

         Relationships with Wholesalers. We have relationships with the three major wholesalers of Samsung phones in China and have been sub-wholesalers for those three wholesalers for more than a year.

Our Business Strategy

         Our main objective is to maintain and strengthen our position as a provider of wireless value-added information services in the Shanghai region. In order to achieve this objective, we plan to, among other things, increase the number of subscribers to our value-added information services by increasing the number of mobile phones we distribute and pre-installing those phones with the end-user portion of our Sifang Gutong software.

         We launched an "out-of-home" digital television advertising business in January 2005. However, we have decided to shift our focus away from the digital advertising business in light of the lack of demand for out-of-home digital advertising in China. We believe that the lack of demand is caused by several factors, including the availability of other more traditional advertising outlets such as television, radio and newspapers, and the reduction of advertising fees due to the merger of media companies. In addition, there are an increasing number of competitors in the media industry, resulting in intense market competition. Key strategies for achieving our goals are to:

o Continue to expand and diversify our portfolio of wireless value-added information services, including new SMS, 2.5G and other next generation services such as those compatible with 3G;

o Increase investment in sales, marketing and branding, both in conjunction with network operators and through independent activities, in order to promote customer awareness of our wireless value-added information and advertising services in China;

o Continue to strengthen our relationships with China Mobile and China Unicom by increasing our sales presence at the national and local levels and through joint marketing and promotion activities;

o Expand our marketing channels by continuing to develop integrated marketing campaigns with traditional media outlets and other media companies; and

o        Continue  to  pursue   strategic   opportunities,   such  as  the  Kena
         acquisition.



Employees

         The following table summarizes the functional distribution of our employees as of December 31, 2004 and 2005:


                                                  December 31,
         Department                          2004             2005

         Business Development                  5               10
         Customer Research                     5               10
         Customer Service                     20               20
         Finance                               3                3
         Human Resources                       2                2
         Investor Relations                    2                2
         Legal and Administrative              2                2
         Sales and Marketing                  25               30
         Product Development                  20               25
         Technical Support                    10                5

         Total                                94              109

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

         Our affiliates, Sifang Information and Tianci, each have a value-added telecommunication services license issued by the Shanghai Municipal Telecommunications Administration Bureau, which is the local office of the Ministry of Information Industries. Each has also been granted an inter-provincial value-added telecommunication license by the Ministry of Information Industries.

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

Pending 2006 Acquisition

         On December 29, 2005, TCH entered into a series of agreements to purchase (i) 95% of the equity interests of Kena for an aggregate purchase price of RMB 28,500,000 (approximately $3,532,000); (ii) a related patent from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000); and
(iii) related rights to make a patent application from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000).

         The transactions are subject to regulatory approval in the PRC. We expect to complete the acquisition in the second quarter of 2006.

On February 10, 2006, these agreements were amended to impose an additional condition on Zhang Naiyao, the transferor of the patent and the holder of the right to make the patent application, that if he fails to provide the necessary technical assistance services to enable TCH to use the patented technology in producing products on a large scale that meet the standards set by the Company within one year, TCH shall have the right to demand the return of the relevant payment received by him in full and to terminate the agreement for the assignment of the patent and the right to apply for registration of the patent. The amendments also set forth the arrangement for payment of the purchase price between TCH and Sifang Information. The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent is to be paid by Sifang Information on behalf of TCH. Sifang Information is our affiliate in that Sifang Information's stockholders are also stockholders of the Company. According to the amended agreements, the amount of the purchase consideration paid by Sifang Information on behalf of TCH will be applied to offset advances owed to TCH by Sifang Information.

         Kena was established on April 26, 2005 and specializes in the research, development and manufacture of energy-saving products, as well as illumination projects in China. The patent and patent application mentioned above relate to a "three phase transformer" which is used in connection with a power supply system that utilizes technology that allows manufacturers to produce transformers with high energy transfer efficiency at a low costs. This technology is expected to be available for mass production within one year.

RISK FACTORS

         In addition to the other information contained in this annual report, including the documents we incorporate by reference, you should consider the following factors that may affect our future results and financial condition before investing in our securities. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Risks Related to Our Business

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

         In the opinion of our Chinese counsel, Grandall Legal Group (Shanghai), Sifang Information and Tianci each possess such licenses, permits, certificates, authorities and approvals, issued by appropriate governmental agencies or bodies in the People's Republic of China, as are necessary to conduct its business as presently conducted as well as to perform its obligations under any contracts between it and China Mobile and China Unicom, respectively. In addition, in the opinion of Grandall Legal Group (Shanghai), TCH is not in breach of or in default under any laws of the People's Republic of China or any approval, consent, waiver, authorization, exemption, permission, endorsement or license granted by any People's Republic of China governmental agencies. There are, however, substantial uncertainties regarding the interpretation and application of current and future Chinese laws and regulations, as discussed below.

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

         In connection with China's entry into the World Trade Organization, or WTO, foreign investment in telecommunications and Internet services in China was liberalized to allow for 30.0% foreign ownership in value-added telecommunication and Internet services in 2002, 49.0% in 2003, and 50.0% thereafter. In order to meet these ownership requirements, we have entered into information service and cooperation agreements with Sifang Information and Tianci. We do not have any direct ownership interest in Sifang Information or Tianci. The original shareholder structure of Sifang Holdings was identical to the current shareholder structure of Sifang Information, and each of Sifang Information and Tianci are beneficially owned 69% by Tai Caihua, our president and the chairman of our board of directors. It is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of TCH's, Sifang Information's, or Tianci's existing or future ownership structure and businesses violate existing or future Chinese laws, regulations or policies. It is also possible that the new laws or regulations governing the telecommunication or Internet sectors in China that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, TCH's, Sifang Information's or Tianci's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied. In any such case, we could be required to restructure our operations, which could adversely affect our ability to operate our business effectively or at all.

We depend on China Mobile and China Unicom for delivery of our value-added information services to mobile phone users in China, and the termination or alteration of Sifang Information's and Tianci's various contracts with either of them or their provincial or local affiliates could materially and adversely impact our business.

         Our affiliated value-added mobile phone service providers, Sifang Information and Tianci, contract with the two principal mobile phone operators in China, China Mobile and China Unicom, to offer our wireless value-added information services to mobile phone users through these mobile phone operators, which service nearly all of China's approximately 282 million mobile phone subscribers. Given their dominant market position, our affiliated value-added mobile phone service providers' negotiating leverage with these operators is limited. If our affiliated value-added mobile phone service providers' various contracts with either operator are terminated or adversely altered, it may be impossible for our affiliated value-added mobile phone service providers to find appropriate replacement operators with the requisite licenses and permits, infrastructure and customer base to offer our services, and our business would be significantly impaired.

         Our value-added information services are provided to mobile phone users in China pursuant to contracts Sifang Information and Tianci have with China Mobile and China Unicom and their provincial or local affiliates. Each of these contracts is non-exclusive, and has a limited term (generally one year). Our affiliates usually renew these contracts or enter into new ones when the prior contracts expire, but on occasion the renewal or new contract can be delayed by periods of one month or more. The terms of these contracts vary, but the operators are generally entitled to terminate them in advance for a variety of reasons or, in some cases, for no reason in their discretion. For example, several of our affiliates' contracts with the mobile operators can generally be terminated if:

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

We depend in part on China Mobile and China Unicom to maintain accurate records and to continue to pay our affiliated value-added wireless service providers.

         We depend in part on China Mobile and China Unicom to maintain accurate records of the fees paid by mobile phone users and to pay our affiliated value-added wireless service providers. Specifically, the mobile operators provide our affiliates with monthly statements that do not provide itemized information regarding which of our services are being paid for. Our business and results of operation could be adversely affected if these mobile phone companies miscalculate the revenue generated from our services and our affiliates' portion of that revenue, or refuse to pay our affiliates altogether.

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

We face intense competition from other service providers.

         The Chinese markets for wireless value-added and advertising services are intensely competitive. We believe there were more than 800 wireless value-added service providers (including the three groups discussed below) as of June 30, 2004. We compete directly or indirectly with three groups of wireless value-added service providers in China:

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

         We have faced direct or indirect competition from all three groups since our entry into this market. Moreover, there are low barriers to entry for new competitors in the wireless value-added services market. As a result, our existing or potential competitors may in the future achieve greater market acceptance and gain additional market share, which in turn could reduce our revenues. There is increasing number of competitors in the media industry and the reduction of advertising fees, resulting in intense market competition. Our advertising services have also facing direct or indirect competitions from other more traditional advertising outlets such as television, radio and newspapers.

Most of our value-added information services revenues are derived from the Shanghai municipal area and surrounding provinces, and the termination or alteration of our affiliates' contracts with the mobile operators, or a general economic downturn in those areas, could have a particularly adverse effect on our business.

         Per capita income levels and mobile phone penetration rates (i.e., the number of mobile subscribers divided by the population of China) in China are generally higher in the coastal and southern provinces, and most of our revenues are derived from those areas, including the municipality of Shanghai and the provinces of Beijing and Jiangsu. If our affiliates' contracts with the mobile operators with respect to those areas are terminated or adversely modified, or if there is a general economic downturn in those areas, it could have a particularly adverse effect on our business.

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

         Both the continual accessibility of China Mobile's and China Unicom's mobile networks and the performance and reliability of China's Internet infrastructure are critical to our ability to attract and retain our value-added information services customers. Moreover, our business depends on our ability to maintain the satisfactory performance, reliability and availability of our technology platform. The servers which constitute the principal system hardware for our operations are located in one location in Shanghai. Any server interruptions, break-downs or system failures, including failures caused by sustained power shutdowns, floods or fire causing loss or corruption of data or malfunctions of software or hardware equipment, or other events outside our control that could result in a sustained shutdown of all or a material portion of the mobile networks, the Internet or our technology platform, could adversely impact our ability to provide our services to our value-added information services customers and decrease our revenues.

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

         Our performance depends on whether we can continue to secure contracts with the three first-tier wholesalers of Samsung mobile phones on whom we rely. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new mobile phone models and any of the first-tier wholesalers on whom we rely could discontinue selling to us at any time. We may not be able to acquire new Samsung and Nokia models in the future and we may not be able to acquire the models that we need in sufficient quantities or on terms that are acceptable to us in the future. As a result, our revenues may decrease.

Our performance is dependent on the popularity of Samsung's and Nokia's mobile phone models.

         We primarily distribute mobile phones manufactured by Samsung and Nokia. Thus we are dependant on Samsung's and Nokia's ability to create and deliver high quality mobile phone models in a cost effective and timely manner. Nokia is the market leader in worldwide mobile phone industry and rapidly growing mobile phone market in China. Samsung is a leading world-class competitor of mobile phones based on both the CDMA network and the GSM network in China. There can be no assurance that Samsung and Nokia will continue to create high quality mobile phone models that are popular with consumers. As a result, our revenues may decrease. In addition, our success depends on our ability to anticipate and respond to changing mobile phone model trends and consumer demands in a timely manner. The models we distribute must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge which mobile phone models will be popular or the market for the models we distribute, our sales may decline or we may be required to sell our models at lower prices.

We rely on cash flow to purchase mobile phones from wholesalers, and any significant decrease in cash flow could have a negative impact on our ability to meet customer demand.

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

Our customers are under no obligation to do business with us, and if they terminate or materially reduce their relationship with us it would adversely impact our business.

         One of the factors the first-tier wholesalers on whom we rely consider when determining who they will use as a sub-wholesaler is the sub-wholesaler's relationship with retailers. Currently approximately 72% of our mobile phone sales are made to five retailers. We have no long-term sales contracts or other contracts that provide continued selling or pricing and any of the retailers we supply could discontinue buying from us at any time. If we lose our relationships with our five largest retailers, we will have a difficult time finding new large retailers to purchase our Samsung and Nokia mobile phones and may lose our relationships with the first-tier wholesalers on whom we rely. This would have a negative impact on our business.

We face certain risks relating to customer service, and any resulting problems could adversely affect our sales.

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

We face risks associated with the concentration of our distribution operations in one location.

         We conduct all of our distribution operations from one facility in Shanghai, China. Any disruption in the operations at our distribution center could have a negative impact on our business.

We face competition from distributors selling other mobile phone models.

         Despite the fact that we distribute nine Samsung mobile phone models and two Nokia's mobile phone models in the Shanghai, China region, we face competition from distributors of different models of mobile phones manufactured by Samsung and Nokia in the Shanghai region and from distributors of phones manufactured by companies other than these two brands that distribute in the Shanghai region.

         Competition is based on a variety of factors including maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels and the ability to anticipate technological changes and changes in customer preferences. The first-tier wholesalers on whom we rely or Samsung and/ or Nokia may acquire, startup, or expand their own distribution systems to sell directly to our customers.

We are dependent on advertising contracts, some of which are short term. If these contracts are terminated or completed without replacement, our results of operations would be materially adversely affected.

         We are dependent upon "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate, a related party. Service revenue from Tianci Real Estate was approximately $1.9 million, or 9%, of total consolidated revenue for the year ended December 31, 2005 and represented approximately 47% of the service revenues for the year. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which expired in November 2005. We may not be able to renew these contracts and agreements in future. Because of the significance of the revenues from these contracts to our consolidated results of operations, the termination of either contract could have a material adverse effect on our financial condition and results of operations.

We may not be able to complete or successfully realize the benefits of the Kena acquisition.

         The Kena acquisition is subject to certain conditions, including regulatory approval in the People's Republic of China. We cannot assure you that we will obtain regulatory approval or otherwise be able to complete the acquisition. In addition, to be successful after the acquisition, we will need to integrate the operations of Kena into ours. We could encounter difficulties in this integration process, such as distraction of our management team. If we cannot integrate Kena's business successfully, we may fail to realize the benefits we expect to result from the acquisition.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management.

         Our future success is heavily dependent upon the continued service of our key executives, particularly Tai Caihua, our president and chairman of our board of directors, Fu Sixing, our chief executive officer, Qian Fang, our chief financial officer, and Huang Tianqi, our chief technology officer. Each of our executive officers has entered into a non-competition agreement with TCH. We also rely on a number of key technology staff for the operation of our company. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives or employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into non-competition agreements with TCH. We do not maintain key-man life insurance for any of our key executives.

         We also rely on a number of key technology staff for the operation of our company. Given the competitive nature of our industry, the risk of key technology staff leaving our company is high and could disrupt our operations.

Our management does not devote full-time efforts to the Company and our management may have potential conflicts of interest.

         Our executive officers spend approximately 30% of their time managing Sifang Information. Thus, they do not devote full-time effort to the Company. In addition, as discussed in Item 12, "Certain Relationships and Related Transactions", the Company has had numerous significant transactions with businesses controlled by, and with people who are related to, the officers and directors of the Company. Our management may thus have potential conflicts of interest.

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

Any recurrence of Avian influenza, or another widespread public health problem, could adversely affect our business and results of operations.

         A renewed outbreak of Avian influenza or another widespread public health problem in China, where all of our revenue is derived, and in Shanghai, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

Shareholders could experience substantial dilution.

         We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

         Neither during the preceding two fiscal years nor during the year ended December 31, 2005 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of shareholders.

         A large portion of our common stock is held by a small number of shareholders. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.

         The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

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


ITEM 2.     DESCRIPTION OF PROPERTY

         We currently occupy two office spaces in the Shanghai region. We lease the first office space, located at 429 Guangdong Road, Shanghai, People's Republic of China 200001, for approximately $49,000 a year. This office space contains our corporate headquarters, and is approximately 250 square meters. We own the second office space, located at 689 Laoshandong Road, Shanghai, People's Republic of China 200120, which houses our administration, technical team and servers, and is approximately 800 square meters. We believe that these two properties are adequately covered by insurance. In addition, we believe that we will be able to obtain adequate facilities, principally through the leasing of appropriate properties, to accommodate our future expansion plans.


ITEM 3.     LEGAL PROCEEDINGS

         The Company is not currently involved in any material pending legal proceedings


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on December 1, 2005. At the meeting, the stockholders elected each of the thirteen directors who had been nominated by our Board of Directors to serve for one year and ratified the selection of Grobstein, Horwath & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 2005. The following are the results of the stockholder vote at the annual meeting:

                      Proposition #1: Election of Directors

  ----------------------- ----------------- ----------------- ----------------
                                  For             Against           Abstain
  ----------------------- ----------------- ----------------- ----------------
  Tai Caihua                    14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Shi Ying                      14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Huang Tianqi                  14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Jing Weiping                  14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Mao Ming                      14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Song Jing                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Fu Sixing                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Yu Ruijie                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Zhang Xiaodong                14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Huang Wei                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Jiang Hong Ming               14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Yuan Feng                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------
  Juchen Li                     14,098,683               216            3,545
  ----------------------- ----------------- ----------------- ----------------


 Proposition #2: Ratification of Selection of Grobstein, Horwath & Company, LLP as Independent Auditors for Fiscal Year Ending December 31, 2005

             ------------------- ----------------- -----------------
                      For              Against           Abstain
             ------------------- ----------------- -----------------
                  14,101,746            535               163
             ------------------- ----------------- -----------------




PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "CHDW." On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from "BAQI" to "CHDW." On March 1, 2006, the last reported sales price for our common stock was $1.03 per share.

         The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

                                                               Common Stock
                                                               ------------
By Quarter Ended                                             High         Low
----------------                                             ----         ---

Fiscal 2004

March 31, 2004...........................................    $5.00        $0.42
June 30, 2004............................................    $4.05        $2.30

September 30, 2004.......................................    $3.90        $1.98
December 31, 2004........................................    $4.85        $2.80

Fiscal 2005

March 31, 2005...........................................    $5.50        $3.42
June 30, 2005............................................    $5.20        $1.40
September 30, 2005.......................................    $3.01        $1.41
December 31, 2005........................................    $2.49        $1.60
Fiscal 2006
------------------------------------------------------------
January 1, 2006 (through March 1, 2006)..................    $1.75        $0.60

------------------------

         As of March 1, 2006, there were 17,147,268 shares of our common stock outstanding held by approximately 2,553 shareholders of record.

         We did not pay any cash dividends on our common stock in fiscal 2003, 2004 or 2005. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.


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

         Sifang Information operates in a business segment that is subject to certain restrictions imposed by the government of the PRC. For example, paging facilities, radio transmitting stations and transmitting equipment owned by Sifang Information are not allowed to be owned by foreign investment enterprises in accordance with PRC government regulations. Therefore, Sifang Information still maintains a small part of its business and paging facilities in order to stay in compliance with relevant regulations and laws in the PRC.

         As a result of the spin-off, TCH engages in the business of mobile phone distribution and provides access to certain information reformatted by TCH to pager and mobile phone (collectively "wireless receiver") users. TCH purchases mobile phones from the first tier distributors and sells them to retailers with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The information is constantly saved in TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless users agree to make advance payments for either three or six-month subscription periods.

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

Discussion and Analysis of Operating Results

Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

Revenue

Total Revenues

         Total revenue consists of product sales, product sales to related parties, and net information and advertising service revenue. Total revenue for the 2005 fiscal year decreased by $4,101,928, representing a decrease of approximately 16.7%, to $20,419,022 as compared to $24,520,950 for the same period of the prior year. The decrease was mainly due to the decline of mobile phone sales to non-related third parties. The market for mobile phones in China is gradually becoming saturated.

Product Sales

         In the year ended December 31, 2005, Samsung and Nokia's mobile phones accounted for 89% and 8% of our total product sales and other brands accounted for the balance, compared to the 2004 fiscal year, in which Samsung's mobile phones accounted for about 97% of our total product sales and other name brands mobile phones accounted for the remaining 3%. During 2005 market competition for mobile phone sales intensified, causing us to decrease our overall mark-up ratio to 2.1% in order to maintain our market position, in comparison with a mark-up ratio of 6.4% for the same period the prior year.

         Revenue from product sales for our 2005 fiscal year decreased by $5,282,329, representing a decrease of approximately 47.8%, to $5,775,069 as compared to $11,057,398 for the prior year. The decrease was mainly due to market factors. The market for mobile phones in China is becoming saturated along with intensified competition developing among mobile phone distributors.

         We entered an agreement to distribute select Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. However, as a result of the sudden change in the market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped significantly from the initial 8% to approximately 1% during the 4th quarter of 2005. The management of the Company is currently reviewing the market factors and considering discontinuing the mobile phone distribution business in 2006 if the market situation remains unchanged.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shanghai Shantian Telecommunication Co. Ltd. ("Shantian"), in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the 2005 fiscal year, we sold $10,608,287 worth of mobile phones to Shantian, with an average markup ratio of approximately 3.6% (compared to $9,178,674 at gross profit margin of 4% in 2004). This represents an aggregate increase of $1,429,613 compared to the prior year. During the year ended December 31, 2004, TCH also sold mobile phones to other related parties, which included Tianci Industy and Tianci Group for $136,310 and $576,707 at gross profit margins of 14% and 14% respectively. There were no mobile phone sales to Tianci Industry and Tianci Group during the year ended December 31, 2005. The decrease in the markup ratio was also attributable to the market factors mentioned above.

Information Service revenue, net

         Total information service revenue net of related business tax and service fee for the 2005 fiscal year decreased by $2,297,793, representing a decrease of approximately 64.3%, to $1,274,068 compared to $3,571,861 for the the prior year.

         Value-added service revenue from mobile phone users for the 2005 fiscal year decreased by $1,957,664 to $634,728 compared to $2,592,392 for the prior year, representing a 75.5% decrease. $588,385 of the service revenue from mobile phone users was attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd.) inventories and collected proceeds from the retailer and transferred the proceeds to the Company, representing a $1,385,457 decrease compared to the prior year. The remaining $46,343 portion of the service revenue was generated by our SMS service via China Mobile's network, representing a material decrease compared to the prior year. The decrease was mainly due to the decline of our financial value-added service. The sluggish

Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business. In addition, service revenue from pager users for the 2005 fiscal year decreased by $340,129 to $639,340 compared to $979,469 for the prior year, representing a decrease of approximately 34.7%. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

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

         We reached an agreement with CCF, a national non-profit charitable organization, which enables the Company to install donation boxes for CCF in banks and other commercial locations throughout China that will also have the Company's out-of-home digital television advertising media platform attached. The completion of this agreement enables us to accelerate the placement of out-of-home digital television platforms, particularly in banks across China. The Company negotiates placement of the donation boxes and digital television media platform with banks and other commercial entities that wish to support the national charity. The CBRC has previously agreed, pending completion of the agreement with CCF, to support and coordinate this effort with respect to approvals of donation box placements in banks throughout China.

         This agreement facilitates the continued placement of platforms with little or no direct costs. We believe that such costs may constitute as much as 30% of the direct costs of our competitors based upon an analysis of publicly available information.

         We have placed more than 850 multimedia donation boxes in the inbound area of Shanghai and other arranged spots will be rolled out in the public places with high traffic flow. Based on our experience in Shanghai, our strategy is to expand our network to penetrate other large and mid-sized developed cities throughout China. We believe the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic World Summer Games in 2007 and World Exposition in 2010 to be held in Shanghai.

         In addition, during the 2005 fiscal year, TCH rendered advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting its apartment. Service revenue of $1,879,965 was derived from this service. TCH has also generated advertising service income from other customers amounting to $881,633 during the 2005 fiscal year.

Cost of goods sold

         The cost of goods sold for the 2005 fiscal year decreased by $3,583,873 to $16,024,959 compared to $19,608,832 for the prior year, representing a decrease of approximately 18.3%. The percentage of decrease, which was lower than the decrease in revenue from product sales, resulted from the declining product markup as the Chinese market is gradually becoming saturated.


Cost of service

         The cost of service for the 2005 fiscal year decreased by $222,815 to $823,178 compared to $1,045,993 for the prior year, representing a decrease of approximately 21.3%. The decline was mainly due to the decrease of information fees paid to content providers for the value-added service. The breakdown of our service business has changed and the proportion of beep services that are related to financial services has decreased, resulting in a decrease in associated costs pertaining to the securities information fee paid. During the 2005 fiscal year, we continued to maintain current fee structures and to establish collaborative relationships or partnerships with mobile operators and certain information content providers in China. The percentage of decrease of cost of service was less than the decrease in information service revenue because the fixed costs remained unchanged.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the 2005 fiscal year decreased by $295,240 to $3,570,885, representing a decrease of approximately 7.6%, compared to gross profit of $3,866,125 for the prior year. The decrease in gross profit was primarily attributable to the continuing decline in mobile phone sales to non-related parties and gross profit margin thereon being offset by the proceeds generated from the new advertising service with related parties during the 2005 fiscal year.

         The following table summarizes certain information related to the various components of revenue.

                               Advertising    Phone Sales/    Information     Information
                                 Service      Mobile Phone      Service -       Service -
                                 Revenue      Distribution    Mobile Phone       Pager           Total
                              ------------    ------------    ------------    ------------    ------------


For the year ended December
31, 2004

Revenue                       $       --      $ 20,949,089    $  2,592,392    $    979,469    $ 24,520,950
                              ----------------------------    ------------    ------------    ------------
Cost                                  --        19,608,832         498,194         547,799      20,654,825
                              ----------------------------    ------------    ------------    ------------
Gross profit                          --         1,340,257       2,094,198         431,670       3,866,125
                              ----------------------------    ------------    ------------    ------------
Gross profit ratio                    --               6.4%           80.8%           44.1%           15.8%
                              ----------------------------    ------------    ------------    ------------

For the year ended December
31, 2005

Revenue                       $  2,761,598    $ 16,383,356    $    634,728    $    639,340    $ 20,419,022
                              ----------------------------    ------------    ------------    ------------
Cost                               141,554      16,024,959         410,898         270,726      16,848,137
                              ----------------------------    ------------    ------------    ------------
Gross profit                     2,620,044         358,397         223,830         368,614       3,570,885
                              ----------------------------    ------------    ------------    ------------
Gross profit ratio                    94.9%            2.2%           35.3%           58.1%           17.5%
                              ----------------------------    ------------    ------------    ------------

Sales and marketing expenses

         Sales and marketing expenses for the 2005 fiscal year decreased by $112,000 to $134,639 compared to $246,639 the prior year, representing a decrease of approximately 45.4%. The decrease was primarily due to the decrease in commission fees paid to the salesmen for mobile phones and advertising expenses.

General and administrative expenses

         General and administrative expenses for the 2005 fiscal year decreased by $405,675 to $1,251,166 compared to $1,656,841 for the same period of the prior year, representing a 24.5% decrease. The higher expenses in 2004 were mainly due to one time non-cash compensation of $1,014,423 related to the reverse merger that was generated at the parent level, consisting of 167,895 shares issued to a consultant in lieu of a cash payment at a fair market value of $604,000 and the issuance of 166,667 redeemable shares pursuant to a stock purchase agreement resulting in a charge of $410,000 representing the premium between the trading price ($3.60 per share) and the pre-negotiated stock purchase price ($1.14 per share) of the shares.

         General and administrative expenses incurred at the TCH level in the 2005 fiscal year increased slightly from $456,445 to $512,844, representing a 12.4% increase, which is mainly due to the increase of staff welfare expenses.

         In June 2005, we signed a Consulting Agreement with HNZ Bearings Point Inc., a firm that helps companies with fund raising and arranging investor conferences. Under this agreement, we paid $45,000 for consulting fees for the first three months of service. The remaining $45,000 has not been paid as the consulting service is deferred. Also in June 2005, we entered an agreement with Insight Communication Inc., and paid $130,000 for its management consulting and advisory services for 2005.

         The other cash-based expenses incurred at the parent level in the 2005 fiscal year of $557,760 represented payments for audit fees, retainer fees and other consultancy fees.

Governmental subsidy

         During our 2005 fiscal year, we received a general government subsidy from the local bureau, which is equivalent to 7% of the taxable income of TCH throughout the period from September 2004 to December 2004. The subsidy is non-recurring and subject to government approval. It represented a 100% increase from nil to $108,476.

Interest income (expense)

         During our 2005 fiscal year, the interest income derived from bank deposits increased by $535 to $2,490, compared to $1,955 for the prior year.

         During our 2005 fiscal year, finance expense incurred in discounting bank drafts net of interest income from bank deposit increased by $1,739 to $11,583, compared to $9,844 for the prior year.

Income tax

         The Company's Chinese subsidiary TCH is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. The income tax provision presented for the year ended December 31, 2004 was based on 7.5% for the months of January to June and 15% for the months of July to December. In the 2004 and 2005 fiscal years, income tax expense was $369,971 and $481,743, respectively, based on pretax income of $1,964,600 (which included the stock compensation of $1,014,423 incurred in the U.S.) and $2,292,850, respectively. Because the loss of approximately $1,014,423 incurred in the U.S. did not offset the taxable income in China, the income tax expense of $369,971 incurred in China was based on the taxable income of $2,979,023 during our 2004 fiscal year.

Comprehensive income

         We recorded comprehensive income of $2,096,503 for the 2005 fiscal year, a $501,611 increase in comprehensive income compared to comprehensive income of $1,594,892 for the prior year, representing an increase of approximately 31.4%. The increase in comprehensive income was attributable to
(i) the non-cash expenses that offset the net profit generated in the 2004 fiscal year, (ii) the contribution of our new advertising business that was initiated in the 2005 fiscal year, and (iii) the appreciation of Chinese RMB to US dollars. These factors offset the declines in gross profit from sales of mobile phones and information services.

Earnings per share

         The earnings per share for the 2005 fiscal year increased by $0.01 to $0.11 compared to $0.10 for the prior year. The increase was due mainly to the increase in our net income which was partially offset by the increase in the weighted average number of shares of common stock outstanding for the 2005 fiscal year, compared with the weighted average number of shares of common stock outstanding for the prior year.

Liquidity and Capital Resources

         Our cash balance increased from $75,511 as of December 31, 2004 to $3,578,367 as of December 31, 2005. This increase in cash and cash equivalents was primarily due to the increase in accounts payable and the collection of accounts receivable. At December 31, 2005 and 2004, our net working capital was $5,808,706 and $9,877,040, respectively, reflecting current ratios of 4.2:1 and 7.2:1, respectively, at such dates.

         Net cash provided by operating activities was $5,290,767 during our 2005 fiscal year, compared to net cash provided by operating activities of $2,953,773 during the prior year. The increase of cash provided by operating activities was due mainly to the increase of $3,778,282 in cash from the collection of accounts receivable and the increase of $825,379 in accounts payable, partially offset by the change in deferred revenue of $586,096 and increase in amounts due from related parties of $929,345.

         Net cash used in investing activities for the 2005 fiscal year decreased to $3,551,569 compared to $4,874,843 for the same period of the prior year, representing a $1,323,274 decrease. The change in cash used in investing activities was due mainly to the increase of $3,435,258 in the change in the amounts due from related parties. As of December 31, 2005, the amounts due from Tianci Real Estate and Sifang Information represented $929,345 and $8,423,214 (including the deposit paid to Sifang Information for business acquisition amount of $6,257,590), respectively.

         Net cash provided by financing activities for the 2005 fiscal year was $1,500,000 compared to $282,570 for the same period of the prior year. The $1,500,000 relates to proceeds for shares that were issued in fiscal 2004 but were held in escrow until we filed a Registration Statement on Form SB-2 with the SEC in March 2005. We treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to us.

         We believe that current cash balance and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital. In regards to the capital expenditures, we have sufficient funds to expand our operations. We plan to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund our longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

         The forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties.

Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

         In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes", which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between

"retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on our consolidated financial statements.

         In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement does not have an immediate material impact on our consolidated financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.


ITEM 7.     FINANCIAL STATEMENTS

         The consolidated financial statements of China Digital Wireless, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Grobstein, Horwath & Company, LLP are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 8A. CONTROLS AND PROCEDURES

         Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC filings.

         There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended December 31, 2005.


ITEM 8B. OTHER INFORMATION

         Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information about our executive officers and directors and their respective ages and positions as of March 1, 2006. The directors listed below will serve until the next annual meeting of the China Digital shareholders:


Name                        Age       Title
---------------           -------     ------------------------------------------
Tai Caihua                  49        Director, President, Chairman of the Board
Huang Tianqi                34        Director, Chief Technology Officer
Jing Weiping                42        Director
Mao Ming                    44        Director
Song Jing                   30        Director
Fu Sixing                   45        Director, Chief Executive Officer
Yu Ruijie                   43        Director
Zhang Xiaodong              38        Director
Huang Wei                   43        Director
Qian Fang                   47        Chief Financial Officer
Jiang Hong Ming             51        Director
Mao Wenxing                 38        Director
Zhang Xinpeng               30        Director

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

         Song Jing has served as a member of our board of directors since June 24, 2004. Mr. Song has served as vice-general manager and a member of the board of directors of TCH since our inception in May 2004 and as general manager of Shanghai Shan Tian Telecommunication Co., Ltd., an affiliate of ours, since November 2003. Previously, Mr. Song served as director and general manager of Shanghai Zhong Si Hua Hao Co., Ltd. for one year and assistant general manager of both Shanghai Hua Si Trading Co., Ltd. and Shanghai Qi Shi Trading Co., Ltd for five years. Mr. Song holds a Masters of Business Administration from Joseph
L. Rotman School of Management, University of Toronto.

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

         Jiang Hong Ming has served as a member of our board of directors and a member of the audit committee of the board of directors since April 2005. Mr. Jiang worked as a certified public accountant at Shanghai Hua Cheng Certified Public Accountants from 1998 to 2003 and has been a director at Shanghai Hua Cheng Certified Public Accountants since 2003. Mr. Jiang received a Bachelors Degree from Shanghai TV Cable University.

         Mao Wenxing has served as an independent director of our board of directors and a member of the audit committee of the board of directors since January 2006. Mr. Mao has served as manager of Zhongfang Real Estate Exchange Co. since November 1999. Mr. Mao earned a Masters Degree in Economics from Shanghai Finance & Economics University.

         Zhang Xinpeng has served as an independent director of our board of directors and a member of the audit committee of the board of directors since January 2006. Mr. Zhang has worked as the assistant to the CEO of Shanghai Kena Technology Co., Ltd. since July 2002. Mr. Zhang earned a Masters Degree from Shanghai Jiaotong University in June 2002.

Family Relationships

         Except as set forth herein, there are no family relationships among our directors or officers. The spouse of Mr. Tai Caihua (the President and Chairman of our Board of Directors), Ms. Shi Ying, is a sibling of Huang Wei, a member of our Board of Directors.

Audit Committee and Audit Committee Financial Expert

         Our board of directors established our audit committee in April 2005. The audit committee consists of three independent members, Jiang Hong Ming, Mao Wenxing and Zhang Xinpeng, who are independent within the meaning of the Nasdaq listing standards. At least one member of the audit committee, Jiang Hong Ming, is financial expert, as that term is used under Item 401(e) of Regulation S-B, and is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The audit committee reviews and recommends to the directors the independent auditors to be selected to audit our financial statements; meets with the independent auditors and financial management to review the scope of the proposed audit procedures to be utilized; reviews with the independent auditors, internal auditor, and our financial and accounting personnel, the internal accounting and financial controls, and elicits any recommendations for the improvement thereof; reviews our financial statements and reports the results of the annual audit to the board of directors.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. During 2005, three of our directors, Jiang Hong Ming, Yan Feng, and Juchen Li, didnot file Forms 3, and our President and Chairman Tai Caihua inadvertently filed a Form 4 late.

Code of Ethics

         In September 2005, we adopted an amended and restated corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal  reporting of code violations;  and provide  accountability  for adherence  to the code.  A copy of our  corporate  code of ethics is filed as an exhibit to this annual  report.  The Company will provide to any person  without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy  should  write to Ms.  Maria  Liu,  China  Digital  Wireless,  Inc.,  429
Guangdong Road, Shanghai, China, 200001.




ITEM 10.    EXECUTIVE COMPENSATION

         The  following   Summary   Compensation   Table  sets  forth  all  cash
compensation  paid to our chief executive  officer for services  rendered in all capacities to the company during the noted periods.  No other executive officers received  salary and bonus  compensation  in excess of $100,000  during the 2005 fiscal year.

Summary Compensation Table
                                          Annual Compensation
                                         -----------------------
                                                                                    Securities
                                                                     All Other      Underlying
Name and Principal Position      Year    Salary ($)    Bonus ($)  Compensation ($)    Options
---------------------------      ----    ----------    ---------  ----------------  ----------
Fu Sixing(1)                     2005      $5,536          --          --               --
Chief Executive Officer and      2004       1,795
Director
Timothy P. Halter (2)            2004        --            --          --            131,722 (3)
Chief Executive Officer and
Director
Glenn Little ((4))               2004        --            --          --               --
Chief Executive Officer and      2003        --            --          --               --
Director

------------------------
(1)      Appointed Chief Executive Officer and a director of the Company in June
         2004.
(2) Appointed Chief Executive Officer in March 2004 and resigned as an officer and director of the Company in June 2004.
(3) On February 23, 2004, the company sold 987,915 shares of restricted common stock for gross proceeds of $300,000, pursuant to a subscription agreement, to Halter Financial Group, Inc., an entity owned by Timothy
         P. Halter, a former member of the Board of Directors and the Company's former Chief Executive Officer. Additionally, in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a warrant to purchase up to 131,722 shares of common stock of the company (as adjusted for stock splits).
(4) Resigned as Chief Executive Officer and a director of the Company in March 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The following table sets forth, as of March 1, 2006, the number and percentage of our 17,147,268 outstanding shares of common stock that were beneficially owned by (i) each director and executive officer of China Digital,
(ii) each  person  known to China  Digital  to be the  beneficial  owner of five percent or more of the outstanding shares of common stock of China Digital,  and
(iii) all directors and officers of China Digital as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

                                                    Amount and Nature of Beneficial Ownership
                                                        Number            Percent of
Name and Address                                      of Shares (1)    Voting Stock (2)
----------------                                      -------------    ---------------------
Tai Caihua (3)                                         10,430,963             60.8%
Shi Ying                                                1,791,743             10.5%
Mao Ming                                                  413,480              2.4%
Song Jing                                                 413,480              2.4%
Huang Tianqi                                              275,652              1.6%
Jing Weiping                                              275,652              1.6%
Fu Sixing                                                 275,652              1.6%
Yu Ruijie                                                 275,652              1.6%
Zhang Xiaodong                                            275,652              1.6%
Huang Wei                                                 275,652              1.6%
Jiang Hong Ming                                                 0                --
Mao Wenxing                                                     0                --
Zhang Xinpeng                                                   0                --
Qian Fang                                                       0                --

Directors  and  executive  officers  as a group        12,911,835             75.2%
(13 persons) (3)


(1) Under applicable rules promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security.
(2) In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 17,147,268 shares of our common stock outstanding on March 1, 2006 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(3) Includes 1,791,743 shares held by Mr. Tai's wife, Shi Ying. Mr. Tai disclaims beneficial ownership of those shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 2005, there were no purchases from related parties. During the year ended December 31, 2004, TCH purchased local brand mobile phones from Sifang Telecom valued at $390,340, and all these mobile phones were sold to retailers in 2004.

         During the year ended December 31, 2005, TCH sold Samsung GSM mobile phones valued at $10,608,287 at a gross profit margin of 4% to Shantian, compared to $9,178,674 at gross profit margin of 4% for the prior year. Accounts receivable includes $1,583,512 and nil due from Shantian, for 2004 and 2005, respectively. During the year ended December 31, 2004, TCH also sold mobile phones to other related parties, which included Tianci Industy and Tianci Group for $136,310 and $576,707 at gross profit margins of 14% and 14% respectively. There were no mobile phones sold to Tianci Industry and Tianci Group during the year ended December 31, 2005.

         On July 16, 2004, the Tianci Group entered into an agency agreement with TCH to sell CDMA mobile phones owned by China Unicom. TCH obtains the same commission structure that Tianci Group earns from China Unicom. For each phone sold, TCH receives $15.70 per unit and a sales commission of $3.62 per SIM card. TCH recognized commission income of $204,214 in the year ended December 31, 2004 from the Tianci Group, which is recorded in service revenues, net on the income statement. There was no agency income in the year ended December 31, 2005.

         In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees annually in each of the years ended December 31, 2004 and 2005. The service agreements are in effect for ten years and became effective on June 1, 2004. The annual payments for the services have declined from approximately $567,000 to approximately $366,000 since January 1, 2005. During the year ended December 31, 2005, Sifang Information also provided other management support and marketing services to TCH for $61,352, compared to $36,462 for the prior year. TCH earned information service revenues net of costs from China Mobile / China Unicom that were passed through from Sifang Information and are recorded in Service revenue, net on the income statement. For the year ended December 31, 2005, the total revenue generated was $634,728 and the total cost of services was $410,898, compared to $2,592,392 of total revenue generated and $498,194 of total cost of services for the prior year. TCH earned paging service revenues net of costs that were passed through from Sifang Information and are recorded in service revenue, net on the income statement. For the year ended December 31, 2005, the total revenue generated was $639,340 and the total cost of services was $368,614 compared to $979,469 of total revenue generated and $547,799 of total cost of services for the prior year. TCH launched a smart card project as a joint cooperation project with Sifang Information in June 2004. However, the project was abandoned in the fourth quarter of 2004 due to government regulations. No revenue was generated from the project in either 2004 or 2005 fiscal years.

         In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a net fee of $1,879,965 for providing the service during the year ended December 31, 2005. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which expired in November 2005. In June and September 2005, Sifang Media, TCH and two unrelated customers, entered into certain agreements, where TCH will assist in the promotion of TV ads for these customers. TCH received a fee of $881,633 for providing the service via Sifang Media during the fiscal year of 2005.

         Sifang signed a leasing agreement with the Tianci Real Estate for leasing its apartment for office use, which was assumed by TCH as a part of the carve-out transaction. The original leasing term was from May 1, 2003 to April 30, 2008. The original lease agreement was terminated on September 30, 2004, but was reinstated on January 1, 2005, for an additional term from January 1, 2005 to December 31, 2005. The related rental expense for the year ended December 31, 2005 was $49,565, compared to $30,810 for the prior year.

         Cash collections received and payments made to Sifang Information on behalf of TCH, resulted in a net receivable of $2,165,624 due from Sifang Information at December 31, 2005. The amount due from related party also consists of $122,677 relating to the value added information services provided to Sifang Information and sold to China Unicom and another $664,722 relating to the paging revenues that are collected by Sifang Information on behalf of TCH. In January and February 2006, TCH collected $247,825 from Sifang Information. The Company's management believes that the collection of the remaining balance from Sifang Information is reasonably assured and accordingly, no allowance has been recorded as of December 31, 2005. The Company also advanced $1,205,000 to provide Sifang Information's needs for working capital in order to complete spin-off procedures in the PRC. The outstanding balance was fully collected in March 2005.

         In December  2005,  TCH entered into a series of agreements to purchase
(i) 95% of the equity interests of Shanghai Kena Energy Saving Electric Co Ltd ("Kena") for an aggregate purchase price of RMB 28,500,000 (approximately $3,532,000); (ii) a related patent from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000); and (iii) related rights to make a patent application from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000). The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent shall be paid by Sifang Information on behalf of TCH. It is expected the transaction will be closed upon the completion of the business registration in April 2006.

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

         On February 23, 2004, we agreed to pay Little and Company Investment Securities, an entity owned by Glenn A. Little, our former controlling shareholder, officer and director, $30,000 in consulting fees related to the transaction discussed in the previous paragraph and in consideration for maintaining the corporate entity. To formalize this obligation, we issued a $30,000 non-interest bearing promissory note maturing on February 23, 2005. Concurrent with the transaction discussed in the previous paragraph, we and Little and Company Investment Securities executed an Exchange Agreement whereby we issued 98,792 shares of common stock in satisfaction of the outstanding promissory note.

         On June 23, 2004, we entered into a Stock Purchase Agreement with Halter Financial Group, Inc. pursuant to which we sold 166,667 shares of common stock of the Company in exchange for $190,000. Timothy P. Halter is the sole shareholder and President of Halter Financial Group, Inc. Pursuant to the Stock Purchase Agreement, we granted to Halter Financial Group, Inc. an option to require the Company to purchase up to 166,667 shares of common stock of the Company at a price of $1.14 per share, such option being exercisable at any time after the date that is six months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by Halter Financial Group, Inc., up to and including the earlier of (i) the date that such registration statement is declared effective by the SEC or (ii) Halter Financial Group, Inc.'s shares are eligible for resale under Rule 144 under the Securities Act of 1933.


ITEM 13.  EXHIBITS


         Exhibit
          Number                    Description

           3.1        Articles of Incorporation of the Registrant. (1)

           3.2        Second Amended and Restated Bylaws of the Registrant. (2)

           4.1        Common Stock Specimen. (4)

           10.1 Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd. dated effective as of June 23, 2004. (2)

           10.2 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

           10.3 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

           10.4 Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd., Shanghai Chengao Industrial Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

           10.5 Information Service and Cooperation Agreement by and among Shanghai Tianci Industrial (Group), Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

           10.6 Business and Related Assets Transfer Agreement between Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of May 26, 2004. (3)

           10.7 Stock Purchase Agreement by and between Halter Financial Group, Inc. and Boulder Acquisitions, Inc. dated as of June 23, 2004. (2)

           10.8 Stock Purchase Agreement by and between Chinamerica Fund, LP and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

           10.9       Stock  Purchase  Agreement  by  and  between   Chinamerica
                      Acquisition, LLC and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

           10.10 Stock Purchase Agreement by and between Gary Evans and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

           10.11      Selling  Stockholders   Agreement  by  and  among  Boulder
                      Acquisitions, Inc. and the Selling Stockholders listed on Schedule A thereto dated as of June 28, 2004. (5)

           10.12 English Summary of the Equity Transfer Termsheet for Shanghai Kena Energy Saving Electric Co., Ltd. by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, and Ms. Zheng Chang dated as of December 29, 2005. (6)

           10.13 English Summary of the Agreement relating to the assignment of debt under the Equity Transfer Agreement by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, Ms. Zheng Chang and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005. (6)

           10.14      English  Summary of an  Agreement  relating to transfer of patent ownership by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

           10.15 English Summary of an Agreement relating to transfer of right to make patent application by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

           10.16 English Summary of an Agreement in relation to assignment of debt under the Agreements for the transfer of patent rights by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005 (as amended by the parties on February 10, 2006). (6)

           14         Code of Ethics.

           21.1       Subsidiaries of the Registrant. (4)


           31.1 Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------------
(1)      Previously  filed as an exhibit to the  Registrant's  Annual  Report on
         Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on January 28, 2002, and which is incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 8, 2004, and which is incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 as filed with the Commission on August 23, 2004, and which is incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 as filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form SB-2 as filed with the Commission on September 12, 2005, and which is incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 17, 2006, and which is incorporated herein by reference.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2005 and 2004

Audit Fees

         The aggregate audit fees for 2005 were $236,267. The amounts include fees for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements for the 2004 fiscal year and reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2005.

         The aggregate audit fees for 2004 were $160,695. The amounts include fees of $56,483 for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements as of and for the 2004 fiscal year and fees of $110,212 for professional services rendered by BDO Shanghai Zhonghua in connection with reviews of our unaudited consolidated interim financial statements for the third quarter of 2004.

Audit-Related Fees

         There were no audit-related fees billed by Grobstein, Horwath & Company, LLP or BDO Shanghai Zhonghua for other services rendered to the Company for the 2004 or 2005 fiscal years.

Tax Fees

         There were no fees for tax services billed by Grobstein, Horwath & Company, LLP or BDO Shanghai Zhonghua for other services rendered to the Company for the 2004 or 2005 fiscal years.

All Other Fees

         There were no additional aggregate fees billed by Grobstein, Horwath & Company, LLP and BDO Shanghai Zhonghua for other services rendered to the Company for the 2004 or 2005 fiscal years.

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


By:  /s/ Tai Caihua                                          Date: April 4, 2006
   -----------------------------------------
   Tai Caihua, President and Chairman of the Board
   (Principal Executive Officer)

By:  /s/ Qian Fang                                           Date: April 4, 2006
   -----------------------------------------
   Qian Fang, Chief Financial  Officer
   (Principal Financial and Accounting Officer)


         In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date stated.

By: : /s/ Tai Caihua                                         Date: April 4, 2006
     ---------------------------------------
        Tai Caihua, Director

By: /s/ Huang Tianqi                                         Date: April 4, 2006
   -----------------------------------------
        Huang Tianqi , Director

By: /s/ Jing Weiping                                         Date: April 4, 2006
   -----------------------------------------
        Jing Weiping, Director

By: /s/ Mao Ming                                             Date: April 4, 2006
   -----------------------------------------
        Mao Ming, Director

By: /s/ Song Jing                                            Date: April 4, 2006
   -----------------------------------------
        Song Jing, Director

By: /s/ Fu Sixing                                            Date: April 4, 2006
   -----------------------------------------
        Fu Sixing, Director

By: /s/ Yu Ruijie                                            Date: April 4, 2006
   -----------------------------------------
        Yu Ruijie, Director

By: /s/ Zhang Xiaodong                                       Date: April 4, 2006
   -----------------------------------------
        Zhang Xiaodong, Director

By: /s/ Huang Wei                                            Date: April 4, 2006
   -----------------------------------------
        Huang Wei, Director

By: /s/ Jiang Hong Ming                                      Date: April 4, 2006
   -----------------------------------------
        Jiang Hong Ming, Director

By: /s/ Mao Wenxing                                          Date: April 4, 2006
   -----------------------------------------
        Mao Wenxing, Director

By: /s/ Zhang Xinpeng                                        Date: April 4, 2006
   -----------------------------------------
        Zhang Xinpeng, Director

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Shareholders and Board of Directors
China Digital Wireless, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of China Digital Wireless, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2005 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Wireless, Inc. and Subsidiary as of December 31, 2004 and 2005, and the consolidated results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company has had numerous significant transactions with businesses controlled by, and with people who are related to, the officers and directors of the Company.

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California
March 31, 2006


                   CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                        2004           2005
                                                                    ------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                                        $     75,511   $  3,578,367
   Accounts receivable, net of allowance for doubtful accounts
     of $47,922 and $44,472                                            4,619,809        844,977
   Inventories                                                           101,696         62,386
   Deferred tax assets                                                    28,772         12,846
   Common stock proceeds held in escrow                                1,500,000           --
   Amounts due from related parties                                    4,987,956      3,094,969
   Advances and deposits to suppliers                                    150,412         19,970
                                                                    ------------   ------------

Total current assets                                                  11,464,156      7,613,515
                                                                    ------------   ------------

Property and equipment, net                                            1,198,509      1,105,756
Deposit for business acquisition                                            --        6,257,590
                                                                    ------------   ------------

Total assets                                                        $ 12,662,665   $ 14,976,861
                                                                    ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $     55,839   $    881,218
   Advance from customers                                                   --            6,399
   Deferred revenue                                                      617,694         31,598
   VAT payable                                                           213,535         92,649
   Income tax payable                                                    312,763        193,586
   Amounts due to related parties                                        100,260        223,399
   Other current liabilities                                             287,025        375,960
                                                                    ------------   ------------

Total current liabilities                                              1,587,116      1,804,809
                                                                    ------------   ------------


Shareholders' equity:
   Common stock - $0.001 par value, 100,000 000 shares
      authorized, 17,147,268 (2004 - 17,018,692) shares issued
      and outstanding                                                     17,019         17,148
   Additional paid-in capital                                          4,229,974      4,229,845
   Retained earnings                                                   6,828,281      8,084,922
   Restricted reserves                                                      --          554,466
   Accumulated other comprehensive income                                    275        285,671
                                                                    ------------   ------------


Total shareholders' equity                                            11,075,549     13,172,052
                                                                    ------------   ------------

Total liabilities and shareholders' equity                          $ 12,662,665   $ 14,976,861
                                                                    ============   ============


           See accompanying notes to consolidated financial statements


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                        Years Ended December 31,
                                                      ---------------------------
                                                          2004           2005
                                                      ------------   ------------
Revenues:
   Product sales                                      $ 11,057,398   $  5,775,069
   Product sales to related parties                      9,891,691     10,608,287
   Information service revenue, net                      3,571,861      1,274,068
   Advertising service revenue, net                           --        2,761,598
                                                      ------------   ------------


Total revenue                                           24,520,950     20,419,022
                                                      ------------   ------------


Cost of goods sold                                      10,196,443      5,800,878
Cost of goods sold to related parties                    9,412,389     10,224,081
Cost of information service                              1,045,993        681,624
Cost of advertising service                                   --          141,554
                                                      ------------   ------------

Total cost of goods sold                                20,654,825     16,848,137
                                                      ------------   ------------

Gross profit                                             3,866,125      3,570,885
                                                      ------------   ------------

Operating expenses:
   Sales and marketing                                     246,639        134,639
   General and administrative                            1,656,841      1,251,166
                                                      ------------   ------------

Total operating expenses                                 1,903,480      1,385,805
                                                      ------------   ------------

Income from operations                                   1,962,645      2,185,080

Other revenue                                                 --            8,387
Governmental subsidy                                          --          108,476
Interest income (expense)                                    1,955         (9,093)
                                                      ------------   ------------

Income before income taxes                               1,964,600      2,292,850

Income tax provision                                       369,971        481,743
                                                      ------------   ------------

Net income                                            $  1,594,629   $  1,811,107
                                                      ============   ============

Other comprehensive income
   Translation adjustments                            $        263   $    285,396

Comprehensive income                                  $  1,594,892   $  2,096,503
                                                      ============   ============

Basic and diluted earnings per share                  $       0.10   $       0.11

Weighted average shares of common stock outstanding     15,458,000     17,054,368



          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In U.S. dollars, except share data)


                                                                                                            Other
                                 Common Stock             Additional                                    Comprehensive      Total
                                                            Paid-in        Retained       Restricted       Income      Shareholders'
                              Shares         Amount         Capital        Earnings        Reserves        (Loss)         Equity
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------
Balance at December 31,      13,782,636   $     13,783   $  1,436,217    $  5,233,652    $       --     $         12   $  6,683,664
2003

Recapitalization and
reorganization                1,585,705          1,586        308,465            --              --             --          310,051

Shares issued for
consulting  services            167,895            168        604,254            --              --             --          604,422

Shares issued for proceeds
of $190,000 and consulting
services                        166,667            167        599,834            --              --             --          600,001

Shares issued for net
proceeds of $1.5 million      1,315,789          1,315      1,498,685            --              --             --        1,500,000

Offset by issuing cost             --             --         (217,481)           --              --             --         (217,481)

Net income                         --             --             --         1,594,629            --             --        1,594,629

Foreign currency
translation adjustment             --             --             --              --              --              263            263
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------

Balance at December 31,
2004                         17,018,692   $     17,019   $  4,229,974    $  6,828,281    $       --     $        275   $ 11,075,549

Issuance of common stock in
exchange for lock up
agreements                      128,576            129           (129)           --              --             --             --

Net income                         --             --             --         1,811,107            --             --        1,811,107

Transfer from retained
earnings to restricted
reserves (note 11)                 --             --             --          (554,466)        554,466           --             --

Foreign currency
translation adjustment             --             --             --              --              --          285,396        285,396
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------

Balance at December 31,
2005                         17,147,268   $     17,148   $  4,229,845    $  8,084,922    $    554,466   $    285,671   $ 13,172,052
                           ============   ============   ============    ============    ============   ============   ============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                          --------------------------
                                                                              2004           2005
                                                                          -----------    -----------
Cash flows from operating activities:
   Net income                                                             $ 1,594,629    $ 1,811,107
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation                                                          287,232        239,716
        Bad debt expenses                                                      19,764         (3,450)
        Issuance of common stock to consultants for services                1,014,423           --
        Deferred taxes                                                        (23,817)        15,926
        (Gain) loss on disposal of fixed assets                                   652         (8,914)
        Changes in assets and liabilities:
           Accounts receivable                                             (2,276,245)     3,778,282
           Inventories                                                      1,489,527         39,310
           Amounts due from related parties                                      --         (929,345)
           Other current assets                                                25,438        130,442
           Accounts payable                                                   (55,730)       825,379
           Advance from customers                                                --            6,399
           Deferred revenue                                                    80,648       (586,096)
           VAT payable                                                        213,535       (120,886)
           Income tax payable                                                 312,763       (119,177)
               Amounts due to related parties                                  79,720        123,139
           Other current liabilities                                          191,234         88,935
                                                                          -----------    -----------

Net cash provided by operating activities                                   2,953,773      5,290,767
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (132,155)      (425,525)
   Proceeds on disposal of property and equipment                                --          309,214
   Amounts due from related parties                                        (4,742,688)    (3,435,258)
                                                                          -----------    -----------
Net cash used in investing activities                                      (4,874,843)    (3,551,569)
                                                                          -----------    -----------

Cash flows from financing activities:

   Recapitalization and reorganization                                        310,051           --
   Proceeds from issuing common stock                                       1,690,000           --
   Common stock proceeds held in escrow                                    (1,500,000)     1,500,000
   Issuing cost                                                              (217,481)          --
                                                                          -----------    -----------

Net cash provided by financing activities                                     282,570      1,500,000
                                                                          -----------    -----------

Foreign currency translation                                                      263        263,658
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                       (1,638,237)     3,502,856

Cash and cash equivalents, beginning of the year                            1,713,748         75,511
                                                                          -----------    -----------

Cash and cash equivalents, end of the year                                $    75,511    $ 3,578,367
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:
   Cash paid during the yearfor:
        Interest                                                          $      --      $      --
        Income taxes                                                      $    76,339    $   590,481

 Non-cash investing and financing activities:
 Deposit for business acquisition in exchange for reduction in accounts
   receivable                                                             $      --      $ 6,257,590
                                                                          ===========    ===========

 Issuance of common stock to consultants for consulting services          $ 1,014,423    $      --
                                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CDW," formerly known as Boulder Acquisitions, Inc.) through its subsidiary sells mobile phones to retailers, distributors, and related parties, provides advertising services and provides information services to users of mobile phones and pagers. Substantially all operations are conducted in Shanghai, People's Republic of China ("PRC").

In order to meet ownership requirements under Chinese law that restrict a foreign company, from operating in certain industries such as value-added telecommunication and Internet services, CDW's subsidiary has entered into information service and cooperation agreements with two of CDW's affiliates that are incorporated in China: Shanghai Sifang Information Technology Co. ("Sifang Information") and Shanghai Tianci Industry Co. Ltd ("Tianci Industry"). CDW holds no ownership interest in Sifang Information or Tianci Industry. Sifang Information and Tianci Industry contract with China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom, respectively, to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci Industry pursuant to a signed agreement between Sifang Information and Tianci Industry.

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

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Sifang Holdings is the continuing operating entity for financial reporting purposes, and the financial statements prior to June 23, 2004 represent Sifang Holdings' financial position and results of operations. As of June 23, 2004, Boulder Acquisitions had only cash of $310,051, and shareholders' equity of $310,051 with 1,585,705 shares of common stock outstanding, all of which were included in the consolidated financial statements of Sifang Holdings. See the shareholders' equity statements for the period from January 1, 2004 to December 31, 2005. Although Sifang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Boulder Acquisitions as the surviving corporation did not change. Subsequent to June 30, 2004, Boulder Acquisitions changed its name to China Digital Wireless, Inc.

Business History

CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings and its wholly-owned subsidiary TCH Data Technology Co., Ltd. ("TCH"), that collectively with CDW are referred to as the "Company". Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

CDW's current operations were originally a business division of Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of Statements of Financial Accounting Standards ("SFAS") No. 141, Appendix D.

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

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements. The consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position and cash flows for each period presented.

The Company's consolidated financial statements for the year ended December 31, 2004 have been derived from the historical financial statements and accounting records of Sifang Information using the historical operating results and the historical basis of the assets and liabilities transferred to the Company in accordance with GAAP. Management believes that the assumptions underlying the accompanying financial statements are reasonable. However, the financial statements that are derived from Sifang Information's financial records may not necessarily reflect the Company's results of operations and cash flows had the Company been a stand-alone company.

Principles of Consolidation

The consolidated financial statements include the accounts CDW, its wholly owned subsidiary, Sifang Holdings, and its wholly owned subsidiary TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates its financial statements into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All asset and liability accounts have been translated using the rate of exchange prevailing at the balance sheet date (at December 31, 2005, the prevailing exchange rate of the US dollar against the RMB was 8.0702), and the statement of income is translated at average rates during the reporting period. Equity items are translated at historical rates. Adjustments resulting from the translation of the Company's

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

Revenue Recognition

The Company derives revenues from the sale of mobile phones, advertisement designing services and the provision of wireless information services that are used on mobile phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenue net of related business taxes and value added taxes.

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

Advertising Servicing Revenue, Net:

Advertising revenues are derived from advertisement designing, masterminding and producing services. The Company recognizes service revenue over the term of the noted agreement at the time of completion of the services. The Company records the revenue from Shanghai Sifang Media Co., Ltd. ("Sifang Media") on a net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangements, receives a fixed fee from Sifang Media, and has no latitude in determining prices.

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

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

iii) Information Services - China Mobile and/or Unicom:

The Company's affiliates, Sifang Information and Shanghai Tianci Industrial Group Co., Ltd. ("Tianci Group"), contract with China Mobile and/or China Unicom (collectively, "Mobile Operators") for the transmission of the Company's value-added information services. The Mobile Operators bill and collect from customers and then pass those fees (net of billing and collection service fees charged by the Mobile Operators) to Sifang Information and Tianci Group who in turn pass those fees to the Company. The Company recognizes net revenues based on the total amount paid by its customers, for which the Mobile Operators bill and collect on behalf of the Company. There is a time lag ranging from 10 days to 45 days between the end of the service period and the date the Mobile
Operators send out their billing statements due to the segregated billing systems of each of the provincial subsidiaries of the Mobile Operators. The Company has not recognized service revenue based on the records provided by its own server but has performed a reconciliation on a monthly basis of the revenues recognized by the Company's server to the Mobile Operator's billing statement. In addition, the Mobile Operators charge a network usage fee based on a fixed per message fee multiplied by the excess of messages sent over messages received. (This type of service is not covered by a monthly service subscription and the Company has no control over whether it will occur or not.) Network usage fees charged by the Mobile Operators are reduced for messages received by the Company because the Mobile Operators separately charge the sender a fee for these transmissions.

The Company records the revenue from the Mobile Operators on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:

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

The Company's dependence on the substance and timing of the billing systems of the mobile telecommunications operators may require us to estimate portions of their reported revenue for information services from time to time. As a result, subsequent adjustments may be made to our information service revenue in our consolidated financial statements. As we do not bill their information services users directly, we depend on the billing systems and records of the mobile telecommunications operators to record the volume of their information services provided, to charge our users through mobile telephone bills, to collect payments from our users, and to pay us.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of December 31, 2004 and 2005. However, actual write-offs might exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts.

                                                             December 31
                                                        -----------------------
                                                           2004         2005
                                                        ----------   ----------

Beginning balance                                       $   28,158   $   47,922
Additions charged to expense                                19,764         --
Recovered                                                     --         (3,450)
Actual write off                                              --           --
                                                        ----------   ----------
Ending balance                                          $   47,922   $   44,472
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

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         Buildings                                  20 years
         Software                                   2-3 years
         Vehicles and other equipment               2-5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income.

Impairment of Long-Lived Assets

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the years ended December 31, 2004 and 2005.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, advances and deposits to suppliers, accounts payable and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Advertising Expenses:

Advertising expenses are expensed in the period incurred. Advertising expenses for the years ended December 31, 2004 and 2005 were $60,092 and $17,468, respectively.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Stock Based Compensation

The Company utilizes SFAS No. 123 "Accounting for Stock-Based Compensation", when accounting for stock based compensation and recognizes the fair value impact of the compensation granted to employees and consultants as a charge to net income in the period that the services associated with the compensation are provided. The Company does not currently have a stock option plan.

Value Added Tax

TCH is subject to value added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate applied for TCH is 17%. The input VAT can be offset against the output VAT.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No 109, "Accounting for Income Taxes". SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that that the assets will not be recovered.

The Company's Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown area and has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is also entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the actual income tax rates of TCH at 15% for the year ended December 31, 2005. The income tax provision presented for the year ended December 31, 2004 is based on 7.5% for the months of January to June and 15% for the months of July to December. The deferred tax assets are determined based on the income tax rates applicable at the TCH level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statements of income and comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity except those due to investments by shareholders and distributions to shareholders.

Earnings Per Share

The Company presents earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of December 31, 2004 or 2005.

Reclassifications

Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on reported net income and are immaterial to the consolidated financial statements as a whole.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In December 2004, the FASB also issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods'
financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes", which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the consolidated financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

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

On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merge. The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is nine months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in shareholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price of the Company's stock at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.

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

In connection with the June 28, 2004 issuance of common stock, the Company incurred share issue costs of $217,481 and accounted for it as a reduction of additional paid-in capital.

On August 9, 2005, the Company announced its intent to apply for listing on the American Stock Exchange ("AMEX"). In connection with the AMEX application, certain persons who hold more than 200,000 shares of the Company's common stock entered into lockup agreements with the Company where they generally agreed to not offer, sell, assign or otherwise transfer a portion of their shares or other equity securities of the Company without prior written consent of the Company until the earlier of (i) 180 days after the date of the lockup agreements or
(ii) the date that AMEX has approved the Company's listing application. The lockup agreements became effective on September 21, 2005, and were executed by ten of the Company's officers and directors and three additional shareholders. Under the lockup agreements with the non-officer/director shareholders, the Company issued an aggregate of 128,576 shares of common stock in consideration thereof.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

                                                            December 31,
                                                     --------------------------
                                                         2004           2005
                                                     -----------    -----------


Buildings                                            $   943,391    $   967,507
Software                                                 489,103        568,704
Vehicles                                                  65,485         89,229
Other equipment                                          455,453        488,984
                                                     -----------    -----------
                                                       1,953,432      2,114,424
Accumulated depreciation                                (754,923)    (1,008,668)
                                                     -----------    -----------

                                                     $ 1,198,509    $ 1,105,756
                                                     ===========    ===========

Depreciation expense for the years ended December 31, 2004 and 2005 was $287,232 and $239,716, respectively.

As of December 31, 2005, in accordance with the "Business and Related Assets Transfer Agreement" signed by TCH and Sifang Information, the ownership of the building suite and two motor vehicles, (collectively known as "Assets") are recorded on TCH's books of record. The net book value of the pledged assets was $829,637. The property is pledged as security for a $2.5 million line of credit held under the credit facility agreement between Sifang Information and the bank. The line of credit is recorded on Sifang Information's books and has a balance of $2,478,253 as of December 31, 2005. However, the two parties have declared that the ownership of the "Assets" should be TCH's as of the balance sheet date and have signed a legal agreement, as noted above. Sifang Information is expected to pay off the line of credit balance in April 2008 and at that point they will transfer the legal title of the property and the motor vehicles within one week after the pledge is to be released by the bank.


NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following related parties are related through common ownership with the major shareholder of the Company:
--------------------------------------------------------------------------------

Shanghai Sifang Information Technology Co. ("Sifang Information")
Shanghai Tianci Industry Co. Ltd. ("Tianci Industry")
Shanghai Tianci Industry Group Co. Ltd. ("Tianci Group")
Shanghai Shantian Telecommunication Co. Ltd. ("Shantian")
Shanghai Sifang Telecommunication Co. Ltd. ("Sifang Telecom")
Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate")
Shanghai Sifang Media Co., Ltd. ("Sifang Media")

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Merchandise Sold to Related Parties

                                                        Years Ended December 31,
                                                       -------------------------
                                                           2004          2005
                                                       -----------   -----------


Shantian                                               $ 9,178,674   $10,608,287
Tianci Group                                               136,310          --
Tianci Industry                                            576,707          --
                                                       -----------   -----------
                                                       $ 9,891,691   $10,608,287
                                                       ===========   ===========


During the year ended December 31, 2005, TCH sold Samsung GSM mobile phones valued at $10,608,287 at a gross profit margin of 4% or $382,371 to Shantian, compared to $9,178,674 at a gross profit margin of 4% or $378,061 for the same period of the prior year. Accounts receivable includes $1,583,512 and nil due from Shantian, for 2004 and 2005, respectively. During the year ended December 31, 2004, TCH also sold mobile phones to other related parties, which included Tianci Industy and Tianci Group for $136,310 and $576,707 at gross profit margins of 14% or $18,587 and 14% or $82,654, respectively. There were no mobile phones sold to Tianci Industry and Tianci Group during the year ended December 31, 2005.

Agency Income from a Related Party

The Tianci Group entered into an agency agreement on July 16, 2004 with TCH to sell CDMA mobile phones owned by China Unicom. TCH obtains the same commission structure that Tianci Group earns from China Unicom. For each phone sold, TCH receives $15.70 per unit and a sales commission of $3.62 per SIM card. TCH recognized commission income of $204,214 in the year ended December 31, 2004 from the Tianci Group, which was recorded in information service revenue, net on the income statement. There was no agency income in the year ended December 31, 2005.

Purchase from Related Party

                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------


Sifang Telecom                                         $   390,340   $      --

During the year ended December 31, 2004, TCH purchased local brand mobile phones from Sifang Telecom valued at $390,340, and all these mobile phones were sold to retailers in 2004. There were no purchases from related parties during the year ended December 31, 2005.

Advertising Services Rendered to Related Party

                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------
Tianci Real Estate                                     $      --     $ 1,879,965

In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a net fee of

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



$1,879,965 for providing the service during the year ended December 31, 2005. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which terminated in November 2005. In June and September 2005, Sifang Media, TCH and two unrelated customers, entered into certain agreements, where TCH will assist in the promotion of TV ads for these customers. TCH received a net fee of $881,633 for providing the service via Sifang Media during the fiscal year of 2005.

Service Provided by Related Party

                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------

Sifang Information                                     $   604,314   $   426,009

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees annually in each of the years ended December 31, 2004 and 2005. The service agreements are in effect for ten years and became effective on June 1, 2004. The annual payments for the services have declined from approximately $567,000 to approximately $366,000 since January 1, 2005.

During the year ended December 31, 2005, Sifang Information also provided other management support and marketing services to TCH for $61,352, compared to $36,462 for the year ended December 31, 2004.

Leasing from Related Parties

Sifang Information signed a leasing agreement with the Tianci Real Estate for leasing its apartment for office use, which was assumed by TCH as a part of the carve-out transaction. The original leasing term was from May 1, 2003 to April 30, 2008. The original lease agreement was terminated on September 30, 2004, but was reinstated on January 1, 2005, for an additional leasing term from January 1, 2005 to December 31, 2005. The related rental expense for the year ended December 31, 2005 was $49,565, compared to $30,810 for the prior year.

Amounts Due from Related Parties

                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------

Sifang Information                                     $ 4,987,956   $ 2,165,624
Sifang Media                                                  --         929,345
                                                       -----------   -----------
                                                       $ 4,987,956   $ 3,094,969
                                                       ===========   ===========

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In order to develop the Company's mobile phone distribution business, the Company applied to become Nokia's distributor (on the provincial level) of mobile phones. On March 20, 2005, TCH signed an agreement with Sifang Information to cooperate with respect to the distribution of Nokia mobile phones and under which TCH would act as an agent to sell Nokia phones on Sifang Information's behalf. In May 2005, the final approval from Nokia was received by Sifang Information. As of December 31, 2005, TCH had outstanding advances of $2,165,624 to Sifang Information for working capital to assist Sifang Information in this business.

In addition, as of December 31, 2005, Sifang Media has collected $929,345 from TCH's advertising customers on its behalf.

Deposit for Business Acquisition

In December 2005, TCH entered into a series of agreements to purchase (i) 95% of the equity interests of Shanghai Kena Energy Saving Electric Co Ltd ("Kena") for an aggregate purchase price of RMB 28,500,000 (approximately $3,532,000); (ii) a related patent from one of the shareholders of Kena for RMB 11,000,000
(approximately $1,363,000); and (iii) related rights to make a patent application from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000). The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent shall be paid by Sifang Information on behalf of TCH. (Note 13)

Due to Related Parties

                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------


Tianci Real Estate                                     $    51,350   $   123,467
Shantian                                                      --          99,932
Tianci Group                                                48,910          --
                                                       -----------   -----------
                                                       $   100,260   $   223,399
                                                       ===========   ===========


The balance owed to Tianci Real Estate represented rental payments for 2004 and the expenses paid by Tianci Real Estate on behalf of the Company during the year ended December 31, 2005. The rental agreement was cancelled as of September 30, 2004. The balance owed to Tianci Group represents cash paid in advance for mobile phone purchases. The balance owed to Shantian represents the advances received from Shantian for mobile phone sales. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - INCOME TAXES

The income (loss) generated in the Cayman Islands and China before income taxes in 2004 and 2005, respectively, was as follows:


                                                      Years Ended December 31,
                                                         2004           2005
                                                     -----------    -----------


Loss in Cayman Islands before income taxes           $(1,199,738)   $  (737,758)
Income in China before income taxes                    3,164,338      3,030,608
                                                     -----------    -----------

                                                     $ 1,964,600    $ 2,292,850
                                                     ===========    ===========

The income tax provision was as follows:

                                                      Years Ended December 31,
                                                         2004           2005
                                                     -----------    -----------
Current:
   Cayman Islands                                    $      --      $      --
   China                                                 389,102        465,343
                                                     -----------    -----------
Deferred:
   Cayman Islands                                           --             --
    China                                                (19,131)        16,400
                                                     -----------    -----------
                                                     $   369,971    $   481,743
                                                     ===========    ===========


The difference between the effective income tax rate and the expected statutory rate was as follows:

                                                   Year ended       Year ended
                                                  December 31,     December 31,
                                                      2004             2005
                                                  ------------     ------------

Statutory rate                                            33.0%            33.0%
Income tax holiday                                       (21.9)           (18.0)
Permanent differences                                      7.7              6.0
Change in valuation allowance                             --               --

                                                  ------------     ------------
Effective income tax rate                                 18.8%            21.0%
                                                  ============     ============

The primary components of temporary differences which give rise to the Company's deferred tax assets are as follows:


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Years Ended December 31,
                                                           2004          2005
                                                       -----------   -----------
Allowance for receivables                              $     7,188   $     6,671
Accrued liabilities                                         21,584         6,176
                                                       -----------   -----------
                                                            28,772        12,847
Valuation allowance                                           --            --
                                                       -----------   -----------

Net deferred tax assets                                $    28,772   $    12,847
                                                       ===========   ===========

NOTE 7 - SEGMENT REPORTING

The Company currently operates in four principal  business segments.  Management believes that the  following  table  presents  useful  information  to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget,  etc. As most of the Company's customers are located  in the  Shanghai  metropolitan  area  and the  Company's  revenues  are
generated  in  Shanghai,   the  PRC,  no  geographical  segment  information  is
presented.


                              Advertising
                               Service                     Mobile Phone    Beep Pagers
                               Revenue       Phone Sales     Service         Service       Corporate         Total
                             ------------   ------------   ------------   ------------   ------------    ------------
2004
Revenue                      $       --     $ 20,949,089   $  2,592,392   $    979,469   $       --      $ 24,520,950
Gross profit                         --        1,340,257      2,094,198        431,670           --         3,866,125
Depreciation                         --             --          229,979           --           57,253         287,232
Interest expense                     --             --             --             --            1,955           1,955
Net income                           --          802,854      1,436,835        176,742        821,801       1,594,629
Total assets                         --        2,721,741      2,443,657           --        7,497,267      12,662,665
Expenditures for                     --             --          132,155           --             --           132,155
long-lived  assets

2005
Revenue                      $  2,761,598   $ 16,383,356   $    634,728   $    639,340   $       --      $ 20,419,022
Gross profit                    2,620,044        358,397        223,830        368,614           --         3,570,885
Depreciation                         --             --          191,773           --           47,943         239,716
Interest income (expenses)           --             --             --             --           (9,093)         (9,093)
Net income                      1,940,596        154,136         47,843        162,207       (493,675)      1,811,107
Total assets                         --          913,957        139,055           --       13,923,849      14,976,861
Expenditures for                     --             --           71,542           --          353,983         425,525
long-lived assets

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - GOVERNMENTAL SUBSIDY

During the year ended December 31, 2005, the Company received a general government subsidy from the local bureau, which is equivalent to 7% of the taxable income of TCH throughout the period from September 2004 to December 2004. The subsidy is non-recurring and subject to government approval.


NOTE 9 - CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who account for 10% or more of revenues, accounts receivable, purchases and accounts payable are presented as follows:

Customer                          Revenues                   Accounts Receivable
                                  2004         2005          2004         2005

A (Shantian, a related party)      37%          52%           34%           -
B                                  11%           3%            7%          27%
C                                   8%           3%           46%           -
D                                   6%          12%            -            -
E                                   -            2%            -           64%
                                  ----         ----          ----         ----
                                   67%          72%           94%          91%

Vendor                            Purchases                   Accounts Payable
                                  2004         2005          2004         2005

A                                 33%           34%           96%           -
B                                 -              8%            -           12%
C                                 32%            9%            4%          87%
D                                 17%           31%            -            -%
                                  ---           ---           ----        ----
                                  82%           82%           100%         99%


NOTE 10 - EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $39,391 and $54,430 to these funds as part of selling, general and administrative expenses for the years ended December 31, 2004 and 2005, respectively.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - RESTRICTED RESERVES

The Company's PRC subsidiary, TCH, is required to make appropriations to three restricted reserve funds, comprised of the surplus fund, the staff bonus and welfare fund, and the company expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the surplus fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the surplus fund and the staff bonus and welfare fund are made at the discretion of the Board of Directors. The company expansion fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the reserves are suspended when the accumulated balances of the funds reach 50% of the registered capital of TCH.

During 2005 and 2004, the Company appropriated $554,466 and nil, respectively, to the restricted reserves based on its net income under PRC GAAP. Appropriations to the staff and welfare fund for the years ended December 31, 2005 and 2004 amounted to $142,288 and $64,174, respectively, and were charged to general and administrative expense.


NOTE 12 - COMMITMENTS

The Company has entered into commitments for consulting services amounting to a total of $450,000 to be rendered in 2005 and 2006. As of December 31, 2005, the Company has paid $200,000 and, therefore, has outstanding commitments of $250,000 for consulting services in 2006.


NOTE 13 - SUBSEQUENT EVENT

During the first quarter of 2006 the Company began to reduce its reliance on related party transactions and establish more sustainable non-related party lines of business. Management anticipates significantly less revenue during the first quarter of 2006 as a result of the reduction in revenue from related parties, increased competition and a continuing saturation of the mobile phone distribution business. In response, management is seeking to align or acquire new partners to take advantage of the expected increase in demand for value added and other next generation services.

TCH entered into a series of agreements to purchase (i) 95% of the equity interests of Kena for an aggregate purchase price of RMB 28,500,000 (approximately $3,532,000); (ii) a related patent from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000); and (iii) related rights to make a patent application from one of the shareholders of Kena for RMB 11,000,000 (approximately $1,363,000).

On February 10, 2006, these agreements were amended to impose an additional condition on Zhang Naiyao, the transferor of the patent and holder of the right to make the patent application, that if he fails to provide the necessary technical assistance services to enable TCH to use the patented technology in producing products on a large scale that meet the standards set by the Company within one year, TCH shall have the right to demand the return of the relevant payment received by him in full and to terminate the agreement for the assignment of the patent and the right to apply for registration of the patent. The amendments also set forth the arrangement for payment of the purchase price between TCH and Sifang Information. The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent shall be paid by Sifang Information on behalf of TCH. According to the amended agreements, the amount of the purchase consideration paid by Sifang Information on behalf of TCH will be applied to offset the advances owed to TCH by Sifang Information.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Kena was established on April 26, 2005 and it specializes in the research, development and manufacture of energy-saving products, as well as illumination projects in China. The patent and patent application mentioned above relate to a "three phase transformer" which is used in connection with a power supply system and utilizes technology that allows manufacturers to produce transformers with high energy transfer efficiency at a low cost. This technology is expected to be available for mass production within one year.

The transactions are subject to regulatory approval in the PRC.