Form 10QSB
period 2006-03-31
CHINA DIGITAL WIRELESS INC
filed 2006-05-22
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period From _________ to _________
                                     0-12536
                            (Commission File Number)

                          CHINA DIGITAL WIRELESS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)




             Nevada                                          90-0093373
(State or Other jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                                 No.)

                               429 Guangdong Road
                   Shanghai, People's Republic of China 200001
                    (Address of Principal Executive Offices)


        Issuer's Telephone Number, Including Area Code: (86 21) 6336-8686





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

As of April 24, 2006, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


    ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of December 31, 2005 and
            March 31, 2006 (Unaudited)                                         3

       Consolidated Statements of Income and Comprehensive Income
           (Unaudited) For the Three Months Ended March 31, 2005  and 2006     4

       Consolidated Statements of Cash Flows (Unaudited) for the Three
           Months Ended March 31, 2005  and 2006                               5

       Notes to Consolidated Financial Statements (Unaudited)                  6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      17

    ITEM 3.    CONTROLS AND PROCEDURES                                        23


PART II - OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS                                              24

    ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    24

    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                24

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            24

    ITEM 5.    OTHER INFORMATION                                              24

    ITEM 6.    EXHIBITS                                                       24


    SIGNATURES                                                                25


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS




                                                                    December 31,    March 31,
                                                                        2005           2006
                                                                    ------------   ------------
                                                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                        $  3,578,367   $  1,094,820
   Accounts receivable, net of allowance for doubtful accounts of
   $44,472 and $16,750                                                   844,977        784,958
   Inventories                                                            62,386         42,972
   Deferred tax assets                                                    12,846          3,448
   Due from related parties                                            3,094,969      5,640,199
   Advances and deposits to suppliers                                     19,970         35,665
                                                                    ------------   ------------

Total current assets                                                   7,613,515      7,602,062

Property and equipment, net                                            1,105,756      1,064,638
Deposit for business acquisition                                       6,257,590      6,257,590
                                                                    ------------   ------------

Total assets                                                        $ 14,976,861   $ 14,924,290
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    881,218   $    782,433
   Advance from customer                                                   6,399          6,441
   Deferred revenue                                                       31,598         18,710
   VAT payable                                                            92,649         60,235
   Income tax payable                                                    193,586        106,121
   Due to related parties                                                223,399        237,355
   Other current liabilities                                             375,960        434,814
                                                                    ------------   ------------

Total current liabilities                                              1,804,809      1,646,109
                                                                    ------------   ------------



Shareholders' equity:
   Common stock - $0.001 par value, 100,000,000 shares
     authorized, 17,147,268 shares issued and outstanding at
     December 31, 2005 and March 31, 2006                                 17,148         17,148
   Additional paid-in capital                                          4,229,845      4,229,845
   Retained earnings                                                   8,084,922      8,153,056
   Restricted reserves                                                   554,466        554,466
   Accumulated other comprehensive income                                285,671        323,666
                                                                    ------------   ------------


Total shareholders' equity                                            13,172,052     13,278,181
                                                                    ------------   ------------

Total liabilities and shareholders' equity                          $ 14,976,861   $ 14,924,290
                                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                   Three Months ended March 31,
                                                   ----------------------------
                                                       2005            2006
                                                   ------------    ------------
Revenues:
  Product sales                                    $    669,191    $    349,997
  Product sales to related parties                    4,060,514         890,744
  Information service revenue, net                      609,215         261,785
  Advertising service revenue, net                      459,131         177,159
                                                   ------------    ------------

Total revenues                                        5,798,051       1,679,685

Cost of goods sold                                      605,888         333,734
Cost of goods sold to related parties                 3,963,905         777,884
Cost of information service                             170,678         189,319
Cost of advertising service                              22,819          40,056
                                                   ------------    ------------
                                                      4,763,290       1,340,993

Gross profit                                          1,034,761         338,692

Operating expenses:
  Sales and marketing                                    43,289          26,967
  General and administrative                            192,039         207,614
                                                   ------------    ------------

Total operating expenses                                235,328         234,581
                                                   ------------    ------------

 Income from operations                                 799,433         104,111

Other revenue                                              --               204
Interest income, net                                        465             115
                                                   ------------    ------------

 Income before income taxes                             799,898         104,430

Income tax provision                                    133,490          36,296
                                                   ------------    ------------

Net  income                                        $    666,408    $     68,134
                                                   ============    ============

Other comprehensive income (loss):
  Foreign currency translation adjustment          $         (2)   $     37,995

Comprehensive  income                              $    666,406    $    106,129
                                                   ============    ============

Basic and diluted  earnings per share              $       0.04    $       0.00

Weighted average shares of common stock
  outstanding                                        17,018,692      17,147,268



          See accompanying notes to consolidated financial statements.



                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                          Three Months ended March 31,
                                                                          ----------------------------
                                                                              2005            2006
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                              $    666,408    $     68,134
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            67,684          48,296
       Bad debt expenses                                                       (20,685)        (27,722)
       Deferred tax assets                                                      17,437           9,398
       Changes in assets and liabilities:
          Accounts receivable                                                1,596,154          87,741
          Inventories                                                         (793,574)         19,414
          Due from related parties                                                --           (50,531)
          Advances and deposits to suppliers                                (1,321,604)        (15,695)
          Accounts payable                                                     873,462         (98,785)
          Advance from customer                                                   --                42
          Deferred revenue                                                    (445,419)        (12,888)
          VAT payable                                                         (125,617)        (32,414)
          Income tax payable                                                  (102,186)        (87,465)
          Due to related parties                                               (48,910)         13,956
          Other current liabilities                                            (51,942)         58,854
                                                                          ------------    ------------

Net cash flows provided by (used in) operating activities                      311,208         (19,665)

Cash flows from investing activities:
  Purchase of property and equipment                                           (50,452)           --
  Loan to related parties                                                   (1,432,023)     (2,494,699)
                                                                          ------------    ------------

Net cash flows used in investing activities                                 (1,482,475)     (2,494,699)
                                                                          ------------    ------------

Cash flows from financing activities:
Escrow receivable                                                            1,500,000            --
                                                                          ------------    ------------

Net cash flows provided by financing activities                              1,500,000            --
                                                                          ------------    ------------

Foreign currency translation adjustment                                             (2)         30,817
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                           328,731      (2,483,547)

Cash and cash equivalents, beginning of the period                              75,511       3,578,367
                                                                          ------------    ------------

Cash and cash equivalents, end of the period                              $    404,242    $  1,094,820
                                                                          ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                           $       --      $       --
       Income taxes                                                       $    218,239    $    114,309


          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CDW") through its subsidiary sells mobile phones to retailers, distributors, and related parties, provides advertising services and provides information services to users of mobile phones and pagers. Substantially all operations are conducted in Shanghai, People's Republic of China ("PRC").

In order to meet ownership requirements under Chinese law that restrict a foreign company from operating in certain industries such as value-added telecommunication, advertising service and Internet services, CDW's subsidiary has entered into information service and cooperation agreements with two of CDW's affiliates that are incorporated in China: Shanghai Sifang Information Technology Co. ("Sifang Information") and Shanghai Tianci Industry Co. Ltd ("Tianci Industry"). CDW holds no ownership interest in Sifang Information or Tianci Industry. Sifang Information and Tianci Industry contract with China Mobile Communications Corporation ("China Mobile"), and China United Telecommunications Corporation ("China Unicom"), to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci Industry pursuant to a signed agreement between Sifang Information and Tianci Industry.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP") for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S.GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-QSB have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of CDW, its wholly-owned subsidiary, Sifang Holdings, and its wholly-owned subsidiary, TCH. Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of March 31, 2006. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates its financial statements into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All asset and liability accounts have been translated using the exchange rate prevailing at the balance sheet date (at March 31, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was 8.0170), and the statement of income is translated at average rate during the reporting period (the average rate of the U.S. dollar against the RMB, during the quarter ended March 31, 2006 were 8.0436). Equity items are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

Revenue Recognition

The Company derives revenues from the sale of mobile phones, advertisement designing service and the provision of wireless information services that are used on mobile phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenues net of related business taxes and value-added taxes.

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

Advertising Servicing Revenue, Net:

Advertising revenues are derived from advertisement designing, masterminding and producing services. The Company recognizes service revenues over the term of the noted agreement at the time of completion of the services. The Company records the revenue from Shanghai Sifang Media Co., Ltd. ("Sifang Media") on a net basis in compliance with EITF 99-19, "Reporting Revenue Gross as a Principle versus Net as an Agent" because the Company is not the primary obligor in the arrangement and they receive a fixed fee from Shanghai Sifang Media Co., Ltd. and they have no latitude in determining prices.

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

ii) Information Services - Installing Agent:

In response to a retailer's request, the Company has an installing agent who installs the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fees to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone, which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue correspondingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

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

The Company's dependence on the substance and timing of the billing systems of the mobile telecommunications operators may require the Company to estimate portions of its reported revenue for information services from time to time. As a result, subsequent adjustments may be made to the information service revenue in the Company's consolidated financial statements. As the Company does not bill its information services users directly, the Company depends on the billing systems and records of the mobile telecommunications operators to record the volume of its information services provided, to charge its users through mobile telephone bills, to collect payments from its users, and to pay the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash accounts at credit worthy financial institutions.

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to retailers and distributors who are mainly located in the Shanghai metropolitan area. Typically, for mobile phone distributors, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company's policy is to provide for an allowance for doubtful accounts that is based on 5% of total trade accounts receivable less amounts due from related parties and from the installing agent. Total trade accounts receivable due from related parties was nil and $567,307 as of December 31, 2005 and March 31, 2006, respectively.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of March 31, 2005 and 2006. However, actual write-offs might exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts:

                                                   December 31,      March 31,
                                                       2005            2006
                                                   ------------    ------------
(Unaudited)
Beginning balance                                  $     47,922    $     44,472
Additions charged to expense                               --              --
Recovered                                                (3,450)        (27,722)
Actual write off                                           --              --
                                                   ------------    ------------
Ending balance                                     $     44,472    $     16,750
                                                   ============    ============

Inventories

Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Rebates and Credits Receivable

In 2004, the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves the applications, the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

Capitalization of Software Costs

The Company's software is developed by an independent third party to enable pager users to accept certain recoded information which is transmitted by the Company, through affiliates, and enables mobile phone users to dial into the Company's server. The software is developed for internal use and gives the Company the ability to provide value added information services. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the external cost incurred to develop this internal-use software by an engineering company at the application development stage and amortizes that cost over the estimated economic life of the software (two or three years) which is consistent with the expected life of a particular type of mobile phone.

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

Impairment of Long-Lived Assets

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the year ended December 31, 2005 and three months ended March 31, 2006.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, advances and deposits to supplier, accounts payable and other current liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. Currently, the Company does not have a stock option plan.

Value Added Tax

TCH is subject to value added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate applied for TCH is 17%. The input VAT can be offset against the output VAT.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that that the assets will not be recovered.

The Company's Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's consolidated financial statements for the three months ended March 31, 2005 and 2006 are based on 15% of income taxable to TCH. The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Earnings Per Share

The Company computes earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of March 31, 2005 or 2006.

Reclassifications

Certain amounts included in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income and are immaterial to the consolidated financial statements as a whole.

NOTE 3 - EQUITY TRANSACTIONS

On August 9, 2005, the Company announced its intent to apply for listing on the American Stock Exchange ("AMEX"). In connection with the AMEX application, certain persons who held more than 200,000 shares of the Company's common stock entered in lockup agreements with the Company where they generally agreed to not offer, sell, assign or otherwise transfer a portion of their shares or other equity securities of the Company without prior written consent of the Company until the earlier of (i) 180 days after the date of the lockup agreements or
(ii) the date that AMEX has approved the Company's listing application. The lockup agreements became effective on September 21, 2005, and were executed by ten of the Company's officers and directors and three additional shareholders. Under the lockup agreements with the non-officer/director shareholders, the Company issued an aggregate of 128,576 shares of common stock in consideration thereof.


NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following related parties are related through common ownership with the major shareholders of the Company:

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
Shanghai Sifang Media Co., Ltd.                   ("Sifang Media")

Merchandise Sold to Related Parties

                                                    Three months Ended March 31,
                                                        2005            2006
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Shantian                                            $  4,060,514    $    890,744
                                                    ------------    ------------

During the three months ended March 31, 2006, TCH sold Samsung GSM mobile phones valued at $890,744 at a gross profit margin of 12.7% or $112,860 to Shantian, compared to $4,060,514 at a gross profit margin of 2.4% or $96,609 for the same period of the prior year. Accounts receivable includes nil and $567,307 due from Shantian, as of December 31, 2005 and March 31, 2006, respectively.

Advertising Services Rendered to Related Party

                                                    Three months Ended March 31,
                                                        2005            2006
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Tianci Real Estate                                  $    459,131    $    177,159
                                                    ------------    ------------

In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a fee of $177,159 for providing the service during the three months ended March 31, 2006, compared to $459,131 for the same period of the prior year. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which terminated in November 2005.

Service Provided by Related Party

                                                    Three months Ended March 31,
                                                        2005            2006
                                                    ------------    ------------
                                                     (Unaudited)    (Unaudited)

Sifang Information                                  $    121,556    $     33,966
                                                    ------------    ------------

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of $90,618 and $19,898 for the three months ended March 31, 2005 and 2006, respectively. The service agreements are in effect for ten years and became effective on June 1, 2004.

During the three months ended March 31, 2006, Sifang Information also provided other management support and marketing services to TCH for $14,068, compared to $30,938 for the three months ended March 31, 2005.

Due from Related Parties

                                           December 31, 2005    March 31, 2006
                                           -----------------   -----------------
                                                                 (unaudited)

Sifang Information                         $       2,165,624   $       4,779,528
Sifang Media                                         929,345             860,671
                                           -----------------   -----------------
                                           $       3,094,969   $       5,640,199
                                           =================   =================

In order to develop the Company's mobile phone distribution business, the Company applied to become a distributor of Nokia mobile phones (on the provincial level). On March 20, 2005, TCH signed an agreement with Sifang Information with respect to the distribution of Nokia mobile phones and under which TCH will act as an agent to sell Nokia phones on Sifang Information's behalf. In May 2005, Sifang Information obtained the final approval from Nokia.

In order to develop the Company's advertising service business, in January 2006, the Company entered into an agreement with Sifang Information for the establishment of a new joint cooperation entity with a third party. The joint cooperation entity will act as the sole advertising agent of TCH. The Company has advanced RMB20,000,000 (equivalent to $2,494,699) to Sifang Information to contribute to the joint cooperation entity. The remaining outstanding advances of $2,284,829 to Sifang Information was for the mobile phone and information services business. These advances will be repaid by December 31, 2006.

As of March 31, 2006, Sifang Media has collected $929,345 from TCH's advertising customers on its behalf and settled $68,674 to TCH.

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

On February 10, 2006, these agreements were amended to impose an additional condition on Mr. Zhang Naiyao, the transferor of the patent and holder of the right to make the patent application, that if he fails to provide the necessary technical assistance services to enable TCH to use the patented technology in producing products on a large scale that meet the standards set by the Company within one year, TCH shall have the right to demand the return of the relevant payment received by him in full and to terminate the agreement for the assignment of the patent and the right to apply for registration of the patent.
The amendments also set forth the arrangement for payment of the purchase price between TCH and Sifang Information. The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent shall be paid by Sifang Information on behalf of TCH. According to the amended agreements, the amount of the purchase consideration paid by Sifang Information on behalf of TCH will be applied to offset the trade receivables owed to TCH by Sifang Information.

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

The transactions are subject to regulatory approval in the PRC.

Due to Related Parties

                                           December 31, 2005     March 31, 2006
                                           -----------------   -----------------
                                                                   (unaudited)


Tianci Real Estate                         $         123,467   $         136,759
Shantian                                              99,932             100,596
                                           -----------------   -----------------
                                           $         223,399   $         237,355
                                           =================   =================

The balance owed to Tianci Real Estate represented rental payments since 2004 and the expenses paid by Tianci Real Estate on behalf of the Company during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively. The balance owed to Shantian represents the advances received from Shantian for mobile phone sales. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.


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

                              Advertising
                                Service                    Mobile Phone   Beep Pagers
                                Revenue      Phone Sales      Service       Service       Corporate         Total
                             ------------   ------------   ------------   ------------   ------------    ------------
Three  months ended
March 31, 2005
Revenues                     $    459,131   $  4,729,705   $    401,610   $    207,605   $       --      $  5,798,051
Gross profit                      436,312        159,912        298,413        140,124           --         1,034,761
Depreciation                         --             --           53,371           --           14,313          67,684
Interest income, net                 --             --             --             --              465             465
Net income                        363,499         75,768        213,177         88,588        (74,624)        666,408
Expenditures for long-lived
assets                               --             --           50,452           --             --            50,452
Total assets, as at March
31, 2005                             --        8,626,642        288,170           --        4,513,647      13,428,459





Three  months ended
March 31, 2006
Revenues                     $    177,159   $  1,240,741   $    132,557   $    129,228   $       --      $  1,679,685
Gross profit                      137,103        129,123          9,842         62,624           --           338,692
Depreciation                         --             --           38,637           --            9,659          48,296
Interest income, net                 --             --             --             --              115             115
Net income                         73,402         68,195         (9,628)        24,809        (88,644)         68,134
Expenditures for long-lived
assets                               --             --             --             --             --              --
Total assets, as at March
31, 2006                             --          850,219        139,055           --       13,935,016      14,924,290

NOTE 6 -EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $12,782 and $11,934 to these funds as part of selling, general and administrative expenses for the three months ended March 31, 2005 and 2006, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in fiscal year beginning January 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year beginning January 1, 2007. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. We do not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         We launched a digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.

Discussion and Analysis of Operating Results

Three months ended March 31, 2006 Compared to Three months Ended March 31, 2005

Revenues

Total Revenues

         Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the three months ended March 31, 2006 decreased by $4,118,366, representing a 71.0% decrease, to $1,679,685 as compared to $5,798,051 for the same period of the prior year. The decrease was mainly due to the significant decline of the advertising service revenue and mobile phone sales to related parties. The demand for mobile phones in the Chinese telecommunication Market is decreasing as the Market gradually becomes saturated.

         In the three months ended March 31, 2006, Samsung and Nokia's mobile phones accounted for about 79.4% and 20.6% of our total product sales, respectively, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 97% of our total product sales and other brands accounted for the balance. During 2006, market competition for mobile phone sales continued to intensify, causing us to reposition ourselves in the marketplace and move away from the low-margin sales. The increase of our overall mark-up ratio to 10.4%, in comparison with a mark-up ratio of 3.4% for the same period of the prior year, primarily resulted from the exceptionally high mark-up for the sales of Samsung mobile phone to a related party during the period.

Product Sales

         Revenue for product sales in the three months ended March 31, 2006 decreased by $319,194, representing a 47.7% decrease, to $349,997 as compared to $669,191 for the same period of the prior year. The decrease was mainly due to the market factors described above. We reduced the effort and cost of generating sales from such business throughout the period.

         We entered an agreement to distribute selected Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. The initial margin of Nokia was as high as 8% in mid 2005, however, as a result of the sudden change in the market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped significantly to 1% during the 4th quarter of 2005. The mark-up for Nokia phone was 1.5% during the 1st quarter of 2006. The Company's management is currently reviewing the market factors and considering discontinuing the mobile phone distribution business in latter 2006 if the market situation remains soft.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three months ended March 31, 2006, we sold $890,744 worth of mobile phones to Shantian, with an average mark-up of approximately 12.7%, (compared to $4,060,514 at gross profit margin of 2.4% in 2005), which represents a $3,169,770 or 78.1% decrease compared to the same period of the prior year. The decrease in sales was also attributable to the market factors mentioned above. However, due to the urgent demand of a specific model of Samsung mobile phones from Shantian, we were able to charge a exceptionally high mark-up during the period.

Information service revenue, net

         Total information service revenue net of related business tax and service fee for the three months ended March 31, 2006 decreased by $347,430, representing a decrease of approximately 57.0%, to $261,785 compared to $609,215 for the same period of the prior year.

         Value-added service revenue from mobile phone users for the three months ended March 31, 2006 decreased by $269,053 to $132,557 compared to $401,610 for the same period of the prior year, representing a 67.0% decrease. During the three months ended March 31, 2006, there is no service revenue from mobile phone users was attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd.) inventories and collected proceeds from the retailer and transferred the proceeds to the Company, representing a $388,637 decrease compared to the same period of the prior year. The remaining $12,973 of the service revenue was generated by our SMS service via China Mobile's network, representing a material decrease compared to the same period of the prior year. The decrease was mainly due to the decline of our financial value-added service. The sluggish Chinese stock market along with inactive stock exchanges hindered our growth in this segment of business.

         In addition, service revenue from pager users for the three months ended March 31, 2006 decreased by $78,377 to $129,228 compared to $ 207,605 for the same period of the prior year, representing a decrease of approximately 37.8%. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We project that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

         We launched a digital media project to enter into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements.

         We entered into an agreement with China Charity Foundation ("CCF"), a national non-profit charitable organization, which enables the Company to install donation boxes for CCF in banks and other commercial locations throughout China that will also have the Company's out-of-home digital television advertising media platform attached. The completion of this agreement enables us to accelerate the placement of out-of-home digital television platforms, particularly in banks across China. The Company negotiates placement of the donation boxes and digital television media platform with banks and other commercial entities that wish to support the national charity. The China Banking Regulatory Commission ("CBRC") has previously agreed, pending completion of the agreement with CCF, to support and coordinate this effort with respect to approvals of donation box placements in banks throughout China.

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

         In addition, during the three months ended March 31, 2006, TCH generated $177,159 in service income from advertisement designing and producing services, which represents a decrease of $281,972 or 61.4%, compared to the service revenue of $459,131 rendered from the advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting its apartment during the three months ended March 31, 2005.

Cost of goods sold

         The cost of goods sold for the three months ended March 31, 2006 decreased by $3,458,175 to $1,111,618 compared to $4,569,793 for the same period of the prior year, representing a 75.7% decrease. The decrease was consistent with the decrease in revenue from product sales.


Cost of service


         The cost of service for the three months ended March 31, 2006 increased by $35,878 to $229,375 compared to $193,497 for the same period of the prior year, representing a 18.5% increase. The increase was mainly due to the increase of personnel costs for the value-added mobile phone and pager services. The breakdown of our service business has changed and the proportion of pager services that are related to financial information has increased, resulting in an increase in associated costs pertaining to the securities information fee paid. During the three months ended March 31, 2006, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers. Most of the cost of service was fixed costs and thus it cannot be reduced in response to the decrease in information service revenue.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the three months ended March 31, 2006 decreased by $696,069 to $338,692, representing a 67.3% decrease, compared to gross profit of $1,034,761 for the same period of the prior year. The decrease in gross profit was primarily attributable to the drop of proceeds generated from the advertising service and phone sales during the three months ended March 31, 2006.

         The following table summarizes certain information related to the various components of revenue.

                                                                      Information
                                        Advertising                     Service -    Information
                                          Service                        Mobile       Service -
                                          Revenue      Phone Sales       Phone          Pager          Total
                                        -----------    -----------    -----------    -----------    -----------
For three months ended March 31, 2005

Revenue                                 $   459,131    $ 4,729,705    $   401,610    $   207,605    $ 5,798,051
                                        -----------    -----------    -----------    -----------    -----------
Cost                                         22,819      4,569,793        103,197         67,481      4,763,290
                                        -----------    -----------    -----------    -----------    -----------
Gross profit                                436,312        159,912        298,413        140,124      1,034,761
                                        -----------    -----------    -----------    -----------    -----------
Gross profit ratio                             95.0%           3.4%          74.3%          67.5%          17.8%
                                        -----------    -----------    -----------    -----------    -----------

For three months ended March 31, 2006

Revenue                                 $   177,159      1,240,741    $   132,557    $   129,228    $ 1,679,685
                                        -----------    -----------    -----------    -----------    -----------
Cost                                         40,056      1,111,618        122,715         66,604      1,340,993
                                        -----------    -----------    -----------    -----------    -----------
Gross profit                                137,103        129,123          9,842         62,624        338,692
                                        -----------    -----------    -----------    -----------    -----------
Gross profit ratio                             77.4%          10.4%           7.4%          48.4%          20.2%
                                        -----------    -----------    -----------    -----------    -----------

Sales and marketing expenses

         Sales and marketing expenses for the three months ended March 31, 2006 decreased by $16,322 to $26,967 compared to $43,289 for the same period of the prior year. The decrease was primarily due to the drop of the management fee paid for Sifang Information as a result of the declining revenue generated from information services.

General and administrative expenses

         General and administrative expenses for the three months ended March 31, 2006 increased by $15,575 to $207,614 compared to $192,039 for the same period of the prior year, representing a 8.1% decrease. The increase was mainly due to the increase of audit fee and partially offset by the tightened control of expense incurred in TCH.

         General and administrative expenses incurred at the TCH level for the three months ended March 31, 2006 decreased from $102,002 to $69,949, representing a 31.4% decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and cost control, which lead to the decline of office expenses and professional fees. At the parent level, we incurred an aggregate of $137,665 of audit fee and other general expenses in the three months ended March 31, 2006, compared to audit fees and service fees for Investor Relations and Public Relations of $90,037 incurred in the prior year.

Interest income, net

         During the three months ended March 31, 2006, the interest income derived from bank deposits increased by $866 to $1,331, compared to $465 for the same period of the prior year.

         During the three months ended March 31, 2006, finance expense incurred in discounting bank drafts net of interest income from bank deposits increased by $1,216 to $1,216, compared to nil for the same period of the prior year.

Income taxes

         The Company's Chinese subsidiary, TCH is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's consolidated financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. In the three months ended March 31, 2005 and 2006, income tax expense was $133,490 and $36,296, respectively, based on pretax income of $799,898 and $104,430, respectively.

Comprehensive income

         We recorded comprehensive income of $106,129 for the three months ended March 31, 2006, a $560,277 decrease in comprehensive income compared to comprehensive income of $666,406 for the same period of the prior year, representing a decrease of approximately 84.1%. The decrease in comprehensive income was attributable to (i) the decrease of revenue contribution from our advertising business that was newly initiated in the 2005 fiscal year, and (ii) the significant declines in revenue from sales of mobile phones and information services. These factors offset the appreciation of Chinese RMB to US dollars of $37,995 in the quarter ended March 31, 2006.

Earnings per share

         The earnings per share for the three months ended March 31, 2006 was $0.00 compared to $0.04 for the same period of the prior year. The decrease was due mainly to the decrease in the net income.

Liquidity and Capital Resources

         Our net cash used during the three months ended March 31, 2006 was $2,483,547 while we generated cash of $328,731 during the same period in 2005, which represents a net change of $2,812,278.

         Net cash flows used in operating activities was $19,665 during the three months ended March 31, 2006 compared to net cash flows provided by operating activities of $311,208 during the same period of the prior year. The net decrease in cash provided was primarily due to the decrease in collection of accounts receivable, accounts payable and net income which was offset by the decrease in advances and deposits to suppliers and inventories.


         Net cash flows used in investing activities for the three months ended
March 31, 2006 increased to $2,494,699 compared to $1,482,475 for the same period of the prior year. The change in cash used in investing activities was mainly due to the increase in loan to related parties. As of March 31, 2006, the amounts due from Sifang Media and Sifang Information represent $860,671 and $4,779,528 respectively.

         Net cash provided by financing activities for the three months ended
March 31, 2006 was nil compared to $1,500,000 for the same period of the prior year. The cash inflow of $1,500,000 during the three months ended March 31, 2005 related to proceeds for shares that were issued in fiscal 2004 but were held in escrow until we filed a Registration Statement on Form SB-2 with the SEC in 2005. We treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to us.

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

Off-Balance Sheet Arrangements

         We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitment of other entities or entered into any options or non-financial assets.

Contractual Obligations and Commitments

         The following table summarized our contractual payment obligations and commitments as of March 31, 2006:


                                                          Payment Obligations By Period
                                    2006 (a)     2007       2008       2009       2010     Thereafter    Total
                                    --------   --------   --------   --------   --------   ----------   --------
Operating lease obligations         $ 37,297   $   --     $   --     $   --     $   --     $     --     $ 37,297
Obligations for service agreement     34,127     45,502     45,502     45,502     45,502      155,465    371,600
                                    --------   --------   --------   --------   --------   ----------   --------
Total                               $ 71,424   $ 45,502   $ 45,502   $ 45,502   $ 45,502   $  155,465   $408,897
                                    ========   ========   ========   ========   ========   ==========   ========

(a) Remaining 9 months in 2006.

Recent Accounting Pronouncements

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 in fiscal year beginning January 1, 2007. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

         In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this statement. SFAS No. 156 is effective as of the beginning of an entity"s fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year beginning January 1, 2007. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

         In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statement.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2006.

PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 5.  OTHER INFORMATION

Not Applicable.



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

                                              CHINA DIGITAL WIRELESS, INC.
                                              (Registrant)




Date: May 22, 2006                             /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer



Date: May 22, 2006                             /s/   Qian Fang
                                              ----------------------------------
                                              Qian Fang, Chief Financial Officer