Form 10QSB
period 2006-06-30
CHINA DIGITAL WIRELESS INC
filed 2006-08-18
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


                  Issuer's telephone number: (86 21) 6336-8686



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

As of August 4, 2006, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE


  ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006
         (Unaudited)                                                           3

     Consolidated Statements of Income and Comprehensive Income (Unaudited)
         For the Three Months and Six Months Ended June 30, 2005 and 2006      4

     Consolidated Statements of Cash Flows (Unaudited) for the Six Months
          Ended June 30, 2005 and 2006                                         5

     Notes to Consolidated Financial Statements (Unaudited)                    6


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                           17

  ITEM 3.    CONTROLS AND PROCEDURES                                          27


PART II - OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS                                                28

  ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      28

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  28

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              28

  ITEM 5.    OTHER INFORMATION                                                28

  ITEM 6.    EXHIBITS                                                         28


  SIGNATURES                                                                  29


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,     June 30,
                                                                   2005           2006
                                                               ------------   ------------
                                                                               (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                   $  3,578,367   $  1,793,179
   Accounts  receivable, net of allowance for doubtful
   accounts of $44,472 and $4,387                                   844,977         83,345
   Inventories                                                       62,386         43,121
   Deferred tax assets                                               12,846          2,533
   Due from related parties                                       3,094,969      5,022,917
   Advances and deposits to suppliers                                19,970         36,659
                                                               ------------   ------------

Total current assets                                              7,613,515      6,981,754

Property and equipment, net                                       1,105,756      1,017,486
Deposit for business acquisition                                  6,257,590      6,257,590
                                                               ------------   ------------

Total assets                                                   $ 14,976,861   $ 14,256,830
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $    881,218   $    285,342
   Advance from customer                                              6,399          6,454
   Deferred revenue                                                  31,598         18,750
   VAT payable                                                       92,649          2,695
   Income tax payable                                               193,586         70,797
   Due to related parties                                           223,399        149,548
   Other current liabilities                                        375,960        458,788
                                                               ------------   ------------

Total current liabilities                                         1,804,809        992,374
                                                               ------------   ------------


Shareholders' equity:
   Common stock - $0.001 par value, 100,000,000 shares
     authorized, 17,147,268 shares issued and outstanding at
     December 31, 2005 and June 30, 2006                             17,148         17,148
   Additional paid-in capital                                     4,229,845      4,229,845
   Retained earnings                                              8,084,922      8,126,528
   Restricted reserves                                              554,466        554,466
   Accumulated other comprehensive income                           285,671        336,469
                                                               ------------   ------------

Total shareholders' equity                                       13,172,052     13,264,456
                                                               ------------   ------------

Total liabilities and shareholders' equity                     $ 14,976,861   $ 14,256,830
                                                               ============   ============


          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                              Three Months ended June 30       Six Months ended June 30
                                             ----------------------------    ----------------------------
                                                 2005            2006            2005            2006
                                             ------------    ------------    ------------    ------------
Revenues:
  Product sales                              $    803,693    $     60,155    $  1,472,884    $    410,152
  Product sales to related parties              3,748,031            --         7,808,545         890,744
  Information service revenue, net                350,474         310,125         959,689         571,910
  Advertising service revenue, net                713,829          95,122       1,172,960         272,281
                                             ------------    ------------    ------------    ------------

Total revenues                                  5,616,027         465,402      11,414,078       2,145,087

Cost of goods sold                                815,660          23,067       1,421,548         356,801
Cost of goods sold to related parties           3,613,279            --         7,577,184         777,884
Cost of information service                       158,511         302,144         329,189         491,463
Cost of advertising service                        25,399          33,727          48,218          73,783
                                             ------------    ------------    ------------    ------------
                                                4,612,849         358,938       9,376,139       1,699,931

Gross profit                                    1,003,178         106,464       2,037,939         445,156

Operating expenses:
  Sales and marketing                              51,736          67,610          95,025          94,577
  General and administrative                      210,328          67,306         402,367         274,920
                                             ------------    ------------    ------------    ------------

Total operating expenses                          262,064         134,916         497,392         369,497
                                             ------------    ------------    ------------    ------------

 Income (loss) from operations                    741,114         (28,452)      1,540,547          75,659

Other revenue                                         127            --               127             204
Interest income (expense)                          (4,130)            871          (3,665)            986
                                             ------------    ------------    ------------    ------------

Income (loss) before income taxes                 737,111         (27,581)      1,537,009          76,849

Income tax provision (benefit)                    135,570          (1,053)        269,060          35,243
                                             ------------    ------------    ------------    ------------

Net income (loss)                            $    601,541    $    (26,528)   $  1,267,949    $     41,606
                                             ============    ============    ============    ============

Other comprehensive income :
  Foreign currency translation adjustment    $         (2)   $     12,803    $         (4)   $     50,798

Comprehensive income (loss)                  $    601,539    $    (13,275)   $  1,267,945    $     92,404
                                             ============    ============    ============    ============

Basic and diluted  earnings per share        $       0.04    $      (0.00)   $       0.07    $       0.00

Weighted average common shares outstanding     17,018,692      17,147,268      17,018,692      17,147,268



          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months ended June 30,
                                                              --------------------------
                                                                  2005           2006
                                                              -----------    -----------
Cash flows from operating activities:
  Net income                                                 $ 1,267,949    $    41,606
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                             121,692         96,230
       Bad debt recoveries                                       (25,217)       (40,085)
       Loss on disposal of property and equipment                   --              475
       Deferred tax assets                                        18,117         10,313
       Changes in assets and liabilities:
          Accounts receivable                                  1,475,139        801,717
          Inventories                                           (481,146)        19,265
          Due from related parties                            (1,234,218)       (50,531)
          Advances and deposits to suppliers                  (3,050,882)       (16,689)
          Accounts payable                                       640,916       (595,876)
          Advance from customer                                     --               55
          Deferred revenue                                      (599,570)       (12,848)
          VAT payable                                           (217,640)       (89,954)
          Income tax payable                                      (3,784)      (122,789)
          Due to related parties                                (100,260)       (73,851)
          Other current liabilities                              (15,395)        82,828
                                                             -----------    -----------

Net cash flows provided by (used in) operating activities     (2,204,299)        49,866

Cash flows from investing activities:
  Purchase of property and equipment                            (231,902)          --
  Proceeds on disposal of property and equipment                    --              953
  Repayment from (Loan to) related parties                     2,580,104     (1,877,417)
                                                             -----------    -----------

Net cash flows provided by (used in) investing activities      2,348,202     (1,876,464)
                                                             -----------    -----------

Cash flows from financing activities:
Escrow receivable                                              1,500,000           --
                                                             -----------    -----------

Net cash flows provided by financing activities                1,500,000           --
                                                             -----------    -----------

Foreign currency translation adjustment                               (4)        41,410
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents           1,643,899     (1,785,188)

Cash and cash equivalents, beginning of the period                75,511      3,578,367
                                                             -----------    -----------

Cash and cash equivalents, end of the period                 $ 1,719,410    $ 1,793,179
                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                              $      --      $      --
       Income taxes                                          $   254,728    $   156,911


          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Business History

CDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings and Sifang Holdings' wholly-owned subsidiary TCH Data Technology Co., Ltd. ("TCH"), that collectively with CDW are referred to as the "Company". Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

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

On May 26, 2004, Sifang Information exchanged 100% of its equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141, Appendix D. Prior to May 26, 2004, Sifang Holdings conducted no business activities. As a result of the exchange of ownership between TCH and Sifang Holdings, TCH's historical financial statements became the historical financial statements of Sifang Holdings.

As a result of the spin-off, the Company now engages in the business of mobile phone distribution and provides pager and mobile phone users with access to certain value-added information reformatted by TCH. TCH purchases mobile phones from first tier distributors and sells them to retailers and distributors with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The value-added information is constantly saved on TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless receiver users agree to make advance payments for its services for either three or six-month subscription periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete presentation of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-QSB have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of CDW, its wholly-owned subsidiary, Sifang Holdings, and its wholly-owned subsidiary, TCH. Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of June 30, 2006. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates its financial statements into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All asset and liability accounts have been translated using the exchange rate prevailing at the balance sheet date (at June 30, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was 8.0001), and the statement of income is translated at the average rate during the reporting period (the average rate of the U.S. dollar against the RMB during the quarter ended June 30, 2006 was 8.0123). Equity items are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

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

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to retailers and distributors who are mainly located in the Shanghai metropolitan area. Typically, for mobile phone distributors, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company's policy is to provide for an allowance for doubtful accounts that is based on 5% of total trade accounts receivable less amounts due from related parties and from the installing agent. Total trade accounts receivable due from related parties was nil as of December 31, 2005 and June 30, 2006.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of June 30, 2005 and 2006. However, actual write-offs may exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts:

                                         December 31,      June 30,
                                             2005            2006
                                         ------------    ------------
                                                          (Unaudited)
Beginning balance                        $     47,922    $     44,472
Additions charged to expense                     --              --
Recovered                                      (3,450)        (40,085)
Actual write off                                 --              --
                                         ------------    ------------
Ending balance                           $     44,472    $      4,387
                                         ============    ============


Inventories

Inventories consist principally of mobile phones manufactured by name brand manufacturers with various features and are stated at the lower of cost (weighted-average) or market.

Rebates and Credits Receivable

In 2004, the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor by submitting the necessary application forms. In general, once the vendor approves the applications, the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly.

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

Impairment of Long-Lived Assets

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the year ended December 31, 2005 and six months ended June 30, 2006.

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

The Company's Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's consolidated financial statements for the six months ended June 30, 2005 and 2006 are based on 15%. The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Earnings Per Share

The Company computes earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of June 30, 2005 or 2006.

Reclassifications

Certain amounts included in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income and are immaterial to the consolidated financial statements as a whole.

NOTE 3 - EQUITY TRANSACTIONS

On August 9, 2005, the Company announced its intent to apply for listing on the American Stock Exchange ("AMEX"). In connection with the AMEX application, certain persons who held more than 200,000 shares of the Company's common stock entered into lockup agreements with the Company, agreeing to not offer, sell, assign or otherwise transfer a portion of their shares or other equity securities of the Company without prior written consent of the Company until the earlier of (i) 180 days after the date of the lockup agreements or (ii) the date that AMEX has approved the Company's listing application. The lockup agreements became effective on September 21, 2005, and were executed by ten of the Company's officers and directors and three additional shareholders. Under the lockup agreements with the non-officer/director shareholders, the Company issued an aggregate of 128,576 shares of common stock in consideration thereof.


NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Relationships

The following related parties are related through common ownership with the major shareholders of the Company:

Shanghai Sifang Information Technology Co.        ("Sifang Information")
Shanghai Tianci Industry Co. Ltd.                 ("Tianci Industry")
Shanghai Tianci Industry Group Co. Ltd.           ("Tianci Group")
Shanghai Shantian Telecommunication Co. Ltd.      ("Shantian")
Shanghai Sifang Telecommunication Co. Ltd.        ("Sifang Telecom")
Shanghai Tianci Real Estate Co. Ltd.              ("Tianci Real Estate")
Shanghai Sifang Media Co., Ltd.                   ("Sifang Media")
Shanghai Kena Energy Saving Co., Ltd.             ("Kena")

Merchandise Sold to Related Parties

                                                     Three months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Shantian                                             $  3,748,031   $       --
                                                     ============   ============


During the three months ended June 30, 2006, TCH did not sell any Samsung GSM mobile phones to Shantian, compared to the sales of $3,748,031 at a gross profit margin of 3.6% or $134,752 for the same period of the prior year.

                                                      Six months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Shantian                                             $  7,808,545   $    890,744
                                                     ============   ============

During the six months ended June 30, 2006, TCH sold Samsung GSM mobile phones valued at $890,744 at a gross profit margin of 12.7% or $112,860 to Shantian, compared to $7,808,545 at a gross profit margin of 3.0% or $231,361 for the same period of the prior year. Accounts receivable includes nil and nil due from Shantian, as of December 31, 2005 and June 30, 2006, respectively.

Advertising Services Rendered to Related Party

                                                     Three months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Tianci Real Estate                                   $    713,559   $     95,122
                                                     ============   ============

                                                      Six months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Tianci Real Estate                                   $  1,172,960   $    272,281
                                                     ============   ============

In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a fee of $272,281 for providing the service during the six months ended June 30, 2006, compared to $1,172,960 for the same period of the prior year. TCH received a fee of $95,122 for providing the service during the three months ended June 30, 2006, compared to $713,559 for the same period of the prior year. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which terminated in November 2005.

Service Provided by Related Party

                                                     Three months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Sifang Information                                   $    108,052   $    126,435
                                                     ============   ============

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of $90,618 and $93,679 for the three months ended June 30, 2005 and 2006, respectively. The service agreements are in effect for ten years and became effective on June 1, 2004.

During the three months ended June 30, 2006, Sifang Information also provided other management support and marketing services to TCH for $32,756, compared to $17,434 for the three months ended June 30, 2005.

                                                      Six months Ended June 30,
                                                         2005           2006
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)


Sifang Information                                   $    229,608   $    233,745
                                                     ============   ============

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of $181,236 and $186,921 for the six months ended June 30, 2005 and 2006, respectively. During the six months ended June 30, 2006, Sifang Information also provided other management support and marketing services to TCH for $46,824, compared to $48,372 for the six months ended June 30, 2005.

Due from Related Parties

                                          December 31, 2005     June 30, 2006
                                          -----------------   -----------------
                                                                 (unaudited)

Sifang Information                        $       2,165,624   $       4,026,930
Sifang Media                                        929,345             958,488
Kena                                                   --                37,499
                                          -----------------   -----------------
                                          $       3,094,969   $       5,022,917
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

In order to develop the Company's advertising service business, in January 2006, the Company entered into an agreement with Sifang Information for the establishment of a new joint cooperation entity with a third party. The joint cooperation entity will act as the sole advertising agent of TCH. On January 10, 2006, the Company advanced RMB 20,000,000 (equivalent to $2,499,969) to Sifang Information to contribute to the joint cooperation entity. The remaining outstanding advances of $1,526,961 to Sifang Information were for the mobile phone and information services businesses. These advances will be repaid by December 31, 2006 through Sifang Information's source of income.

As of June 30, 2006, Sifang Media has collected $1,027,162 from TCH's advertising customers on its behalf and paid $68,674 to TCH. The amount of $37,499 is owed to the Company by Kena because of certain operating expenses paid by the Company on behalf of Kena.

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

On February 10, 2006, these agreements were amended to impose an additional condition on Mr. Zhang Naiyao, the transferor of the patent and holder of the right to make the patent application, that if he fails to provide the necessary technical assistance services to enable TCH to use the patented technology in producing products on a large scale that meet the standards set by the Company within one year, TCH shall have the right to demand the return of the relevant payment received by him in full and to terminate the agreement for the assignment of the patent and the right to apply for registration of the patent. The amendments also set forth the arrangement for payment of the purchase price between TCH and Sifang Information. The purchase price for both the equity interests in Kena and the consideration for purchase of the patent and the right to apply for registration of the patent shall be paid by Sifang Information on behalf of TCH. According to the amended agreements, the amount of the purchase consideration paid by Sifang Information on behalf of TCH will be applied to offset the trade and other receivables owed to TCH by Sifang Information.

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

The transactions are subject to regulatory approval by the PRC.

Due to Related Parties

                                           December 31, 2005     June 30, 2006
                                           -----------------   -----------------
                                                                  (unaudited)

Tianci Real Estate                         $         123,467   $         149,548
Shantian                                              99,932                --
                                           -----------------   -----------------
                                           $         223,399   $         149,548
                                           =================   =================

The balance owed to Tianci Real Estate represented rental payments since 2004 and the expenses paid by Tianci Real Estate on behalf of the Company during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively. The balance owed to Shantian represents the advances received from Shantian for mobile phone sales. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.


NOTE 5 - SEGMENT REPORTING

The Company currently operates in four principal business segments. Management believes that the following table presents all relevant information to the chief operation decision makers for measuring business performance and financing needs and preparing the corporate budget, etc. As most of the Company's customers are located in the Shanghai metropolitan area and the Company's revenues are generated in Shanghai, the PRC, no geographical segment information is presented.

                               Advertising
                                 Service                     Mobile Phone     Beep Pagers
                                 Revenue      Phone Sales      Service         Service        Corporate         Total
                              ------------   ------------    ------------    ------------   ------------    ------------
Three months ended
 June 30, 2005
Revenues                      $    713,829   $  4,551,724    $    218,996    $    131,478   $       --      $  5,616,027
Gross profit                       688,430        122,785         107,057          84,906           --         1,003,178
Depreciation                          --             --            39,694            --           14,314          54,008
Interest income, net                  --             --              --              --           (4,130)         (4,130)
Net income (loss)                  525,859         68,654          54,548          58,731       (106,251)        601,541
Expenditures for long-lived
assets                             157,264           --            24,186            --             --           181,450

Three months ended
 June 30, 2006
Revenues                      $     95,122   $     60,155    $    126,493    $    183,632   $       --      $    465,402
Gross profit (loss)                 61,395         37,088        (108,445)        116,426           --           106,464
Depreciation                          --             --            38,347            --            9,587          47,934
Interest income, net                  --             --              --              --              871             871
Net income (loss)                    5,204         (7,069)        (72,616)         43,268          4,685         (26,528)
Expenditures for long-lived
assets                                --             --              --              --             --              --


Six months ended
 June 30, 2005
Revenue                       $  1,172,960   $  9,281,429    $    620,606    $    339,083   $       --      $ 11,414,078
Gross profit                     1,124,742        282,697         405,470         225,030           --         2,037,939
Depreciation                          --             --            93,065            --           28,627         121,692
Interest income                       --             --              --              --           (3,665)         (3,665)
Net income (loss)                  889,357        144,423         267,725         147,319       (180,875)      1,267,949
Expenditures for long-lived
assets                             157,264           --            74,638            --             --           231,902

Total Assets, as of
 June 30, 2005                     157,264      6,665,011         297,021            --        6,519,686      13,638,982






Six months ended
June 30, 2006
Revenue                       $    272,281   $  1,300,896    $    259,050    $    312,860   $       --      $  2,145,087
Gross profit (loss)                198,498        166,211         (98,603)        179,050           --           445,156
Depreciation                          --             --            76,984            --           19,246          96,230
Interest (expense)                    --             --              --              --              986             986
Net income (loss)                   78,606         61,126         (82,244)         68,077        (83,959)         41,606
Expenditures for long-lived
assets                                --             --              --              --             --              --

Total Assets, as of
 June 30, 2006                        --          149,631         140,274            --       13,966,925      14,256,830


NOTE 6 - EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $26,259 and $26,664 to these funds as part of selling, general and administrative expenses for the six months ended June 30, 2005 and 2006, respectively.


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

         The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. We do not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

         In 2005, we launched a digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and to broadcast commercial advertisements.

Discussion and Analysis of Operating Results

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Total Revenues

         Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the six months ended June 30, 2006 decreased by $9,268,991, representing a 81.2% decrease, to $2,145,087 as compared to $11,414,078 for the same period of the prior year. The decrease was mainly due to the significant decline of the advertising service revenue and mobile phone sales. The demand for mobile phones in the Chinese telecommunication market is decreasing as the market gradually becomes saturated.

         In the six months ended June 30, 2006, Samsung and Nokia's mobile phones accounted for about 76.5% and 23.5% of our total product sales, respectively, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 97% of our total product sales and other brands accounted for the balance. During 2006, market competition for mobile phone sales continued to intensify, causing us to reposition ourselves in the marketplace and move away from the low-margin sales. The increase of our overall mark-up ratio to 12.8%, in comparison with a mark-up ratio of 3.0% for the same period of the prior year, primarily resulted from the exceptionally high mark-up for the sales of mobile phone to customers, including a related party during the period

Product Sales

         Revenue for product sales in the six months ended June 30, 2006 decreased by $1,062,732, representing a 72.2% decrease, to $410,152 as compared to $1,472,884 for the same period of the prior year. The decrease was mainly due to the market factors described above. We reduced the effort and cost of generating sales from such business throughout the period.

         We entered an agreement to distribute selected Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, management believed that this agreement would enhance both our market share and profitability. The initial margin of Nokia was as high as 8% in mid 2005; however, as a result of the sudden change in the market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped significantly to 1% during the 4th quarter of 2005. Although the mark-up for Nokia phones reached the exceptional level of 29.9% during the 1st half of 2006, the quantity of mobile phones sold dropped significantly due to the loss of market share and the Company's management has decided to discontinue its mobile phone distribution business in the second half of 2006 as the market situation has remained soft.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shantian, (in which Sifang Information holds a 51% equity interest) for its retail market channel and facility. During the six months ended June 30, 2006, we sold $890,744 worth of mobile phones to Shantian, with an average mark-up of approximately 12.7%, (compared to $7,808,545 at a gross profit margin of 3.0% in 2005), which represents a $6,917,801 or 88.6% decrease compared to the same period of the prior year. The decrease in sales was attributable to the market factors mentioned above. However, due to the urgent demand of a specific model of Samsung mobile phones from Shantian in first quarter of 2006, we were able to charge an exceptionally high mark-up during the period, which mark-up did not continue in the second quarter.

Information service revenue, net

         Total information service revenue net of related business tax and service fee for the six months ended June 30, 2006 decreased by $387,779, representing a decrease of approximately 40.4%, to $571,910 compared to $959,689 for the same period of the prior year.

         Value-added service revenue from mobile phone users for the six months ended June 30, 2006 decreased by $361,556 to $259,050 compared to $620,606 for the same period of the prior year, representing a 58.3% decrease. During the six months ended June 30, 2006, there was no service revenue from mobile phone users attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd.) inventories and collected proceeds from the retailer and transferred the proceeds to the Company, representing a $585,235 decrease compared to the same period of the prior year. The entire $259,050 of service revenue in 2006 was generated by our SMS service via China Mobile's network, representing a material increase of $223,679 compared to $35,371 generated in the same period of the prior year. The increase was mainly due to the recent growth of our financial value-added service. The recently reactivated Chinese stock market along with active stock exchanges assisted our growth in this segment of business.

         In addition, service revenue from pager users for the six months ended June 30, 2006 decreased by $26,223 to $312,860 compared to $339,083 for the same period of the prior year, representing a decrease of approximately 7.7%. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We anticipate that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

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

         In addition, during the six months ended June 30, 2006, TCH generated $272,281 of service income from advertisement designing and producing services, which represents a decrease of $900,679 or 76.8%, compared to the service revenue of $1,172,960 rendered from the advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting the use of its apartment for office use during the six months ended June 30, 2005.


Cost of goods sold

         The cost of goods sold for the six months ended June 30, 2006 decreased by $7,864,047 to $1,134,685 compared to $8,998,732 for the same period of the prior year, representing a 87.4% decrease. The decrease was consistent with the decrease of revenue from product sales.

Cost of service

         The cost of service for the six months ended June 30, 2006 increased by $187,839 to $565,246 compared to $377,407 for the same period of the prior year, representing a 49.8% increase. The increase was mainly due to the increase of information fees paid to content providers for the value-added pager service.
The breakdown of our service business has changed and the proportion of pager services that are related to financial information has increased, resulting in an increase in associated costs pertaining to the securities information fee paid. During the six months ended June 30, 2006, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers. Most of the cost of service is fixed costs, and cannot be reduced in response to the decrease in information service revenue.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the six months ended June 30, 2006 decreased by approximately $1,592,783 to $445,156, representing a 78.2% decrease, compared to gross profit of $2,037,939 for the same period of the prior year. The decrease in gross profit was primarily attributable to the drop of proceeds generated from advertising services and phone sales during the six months ended June 30, 2006.

         The following table summarizes certain information related to the various components of revenue.

                                                               Information
                                 Advertising                     Service -     Information
                                   Service                        Mobile         Service -
                                   Revenue      Phone Sales       Phone           Pager          Total
Six months ended June 30, 2006

Revenue                          $   272,281    $ 1,300,896    $   259,050     $   312,860    $ 2,145,087
Cost                                  73,783      1,134,685        357,653         133,810      1,699,931
Gross profit (loss)                  198,498        166,211        (98,603)        179,050        445,156
Gross profit (loss) ratio               72.9%          12.8%         (38.1)%          57.2%          20.8%

Six months ended June 30, 2005

Revenue                          $ 1,172,960    $ 9,281,429    $   620,606     $   339,083    $11,414,078
Cost                                  48,218      8,998,732        195,369         133,820      9,376,139
Gross profit                       1,124,742        282,697        425,237         205,263      2,037,939
Gross profit ratio                      95.9%           3.0%          68.5%           60.5%          17.9%


Sales and marketing expenses

         Sales and marketing expenses for the six months ended June 30, 2006 decreased by $448 to $94,577 compared to $95,025 for the same period of the prior year. The decrease was primarily due to the drop of the management fee paid for Sifang Information as a result of the declining revenue generated from information services.

General and administrative expenses

         General and administrative expenses for the six months ended June 30, 2006 decreased by $127,447 to $274,920 compared to $402,367 for the same period of the prior year, representing a 31.7% decrease. The decrease was mainly due to the tightened control of expense incurred in TCH.

         General and administrative expenses incurred at the TCH level for the six months ended June 30, 2006 decreased from $186,648 to $116,699, representing a 37.5% decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and enhanced cost control, which led to the decline of office expenses and professional fees. At the parent level, we incurred an aggregate of $158,221 of audit fees and other general expenses in the six months ended June 30, 2006, compared to audit fees and service fees for Investor Relations and Public Relations of $215,719 incurred in the prior year.

Interest income (expense)

         During the six months ended June 30, 2006, interest income derived from bank deposits increased by $1,203 to $2,439, compared to $1,236 for the same period of the prior year.

         During the six months ended June 30, 2006, finance expense incurred in discounting bank drafts net of interest income from bank deposits decreased by $3,892 to $1,573, compared to $5,465 for the same period of the prior year.

Income tax

         The Company's Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's consolidated financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. In the six months ended June 30, 2005 and 2006, income tax expense was $269,060 and $35,243, respectively, based on pretax income of $1,537,009 and $76,849, respectively.

Comprehensive income

         We recorded comprehensive income of $92,404 for the six months ended June 30, 2006, a $1,175,541 decrease in comprehensive income compared to comprehensive income of $1,267,945 for the same period of the prior year, representing a decrease of approximately 92.7%. The decrease in comprehensive income was attributable to (i) the decrease of revenue contribution from our advertising business that was initiated in the 2005 fiscal year, and (ii) the significant declines in revenue from sales of mobile phones and information services during the period. These factors offset the appreciation of Chinese RMB to US dollars.

Earnings per share

         The earnings per share for the six months ended June 30, 2006 was $0.00 compared to $0.07 for the same period of the prior year. The decrease was due to the decrease in the net income.



Three Months ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Total Revenues

         Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the three months ended June 30, 2006 decreased by $5,150,625, representing a 91.7% decrease, to $465,402 as compared to $5,616,027 for the same period of the prior year. The decrease was mainly due to the significant decline of the advertising service revenue and mobile phone sales. The demand for mobile phones in the Chinese telecommunication market is decreasing as the market gradually becomes saturated.

         In the three months ended June 30, 2006, Samsung and Nokia's mobile phones accounted for about 14.5% and 85.5% of our total product sales, respectively, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 98% of our total product sales and other brands accounted for the balance. During 2006, market competition for mobile phone sales continued to intensify, causing us to reposition ourselves in the marketplace and move away from the low-margin sales. The increase of our overall mark-up ratio to 38.3%, in comparison with a mark-up ratio of 2.7% for the same period of the prior year, primarily resulted from the exceptionally high mark-up for the small sales of Nokia mobile phone during the period.

Product Sales

         Revenue for product sales in the three months ended June 30, 2006 decreased by $743,538, representing a 92.5% decrease, to $60,155 as compared to $803,693 for the same period of the prior year. The decrease was mainly due to the market factors described above. We reduced the effort and cost of generating sales from such business throughout the period.

         We entered an agreement to distribute selected Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. The initial margin of Nokia was as high as 8% in mid 2005; however, as a result of the sudden change in the market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped to 1% during the 4th quarter of 2005. Although the mark-up for Nokia phones reached the exceptional level of 24.3% during the quarter ended June 30, 2006, the quantity of mobile phones sold is dropped significantly due to the loss of market share and the Company's management has decided to discontinue its mobile phone distribution business in second half of 2006, as the market situation has remained soft.

Product sales to a related party

         We distributed Samsung mobile phones to our related party, Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three months ended June 30, 2006, we did not sell any mobile phones to Shantian (compared to $3,748,031 at a gross profit margin of 3.6% in 2005), which represents a $3,748,031 or 100% decrease compared to the same period of the prior year. The decrease in sales is also attributable to the market factors mentioned above.

Information service revenue, net

         Total information service revenue net of related business tax and service fee for the three months ended June 30, 2006 decreased by $40,349, representing a decrease of approximately 11.5%, to $310,125 compared to $350,474 for the same period of the prior year.

         Value-added service revenue from mobile phone users for the three months ended June 30, 2006 decreased by $92,503 to $126,493 compared to $218,996 for the same period of the prior year, representing a 42.2% decrease. During the six months ended June 30, 2006, there was no service revenue from mobile phone users attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd.) inventories and collected proceeds from the retailer and transferred the proceeds to the Company, representing a $148,110 decrease compared to the same period of the prior year. The entire $259,050 of service revenue in 2006 was generated by our SMS service via China Mobile's network, representing a material increase of $223,679 compared to $35,371 generated in the same period of the prior year. The increase was mainly due to the recent growth of our financial value-added service. The increase was mainly due to the recently reactivated Chinese stock market along with active stock exchanges assisted our growth in this segment of business during this quarter.


         In addition, service revenue from pager users for the three months ended June 30, 2006 increased by $52,154 to $183,632 compared to $131,478 for the same period of the prior year, representing an increase of approximately
39.7%. We believe that the increase of the service revenue from pagers is a short-term rebound due to the recently reactivated Chinese stock market during the second quarter of 2006.

Advertising service revenue, net

         We launched a digital media project to enter into the media market in China in 2005 as mentioned above in "Six Months Ended June 30, 2006 Compared to
Six Months Ended June 30, 2005". During the three months ended June 30, 2006,
TCH generated $95,122 of service income from advertisement, designing and producing services, which represents a decrease of $618,437 or 86.7%, compared to service revenue of $713,559 from the advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting its apartment during the three months ended June 30, 2005.

Cost of goods sold

         The cost of goods sold for the three months ended June 30, 2006 decreased by $4,405,872 to $23,067 compared to $4,428,939 for the same period of the prior year, representing a 99.5% decrease. The decrease was consistent with the decrease in revenue from product sales.

Cost of service


         The cost of service for the three months ended June 30, 2006 increased by $151,970 to $335,880 compared to $183,910 for the same period of the prior year, representing a 82.6% increase. The increase was mainly due to the increase of personnel costs for the value-added mobile phone and pager services. The breakdown of our service business has changed and the proportion of pager services that are related to financial information has increased, resulting in an increase in associated costs pertaining to the securities information fee paid. During the three months ended June 30, 2006, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers. Most of the cost of service is fixed costs, and cannot be reduced in response to the decrease in information service revenue.

Gross profit

         After taking into account the cost of goods sold and cost of service, our gross profit for the three months ended June 30, 2006 decreased by $896,714 to $106,464, representing a 89.4% decrease, compared to gross profit of $1,003,178 for the same period of the prior year. The decrease in gross profit was primarily attributable to the drop of proceeds generated from advertising service and phone sales during the three months ended June 30, 2006.

         The following table summarizes certain information related to the various components of revenue.

                                                                 Information
                                   Advertising                    Service -      Information
                                     Service                        Mobile        Service -
                                     Revenue      Phone Sales       Phone           Pager          Total
Three months ended June 30, 2006

Revenue                            $    95,122         60,155    $   126,493     $   183,632    $   465,402
Cost                                    33,727         23,067        234,938          67,206        358,938
Gross profit (loss)                     61,395         37,088       (108,445)        116,426        106,464
Gross profit (loss) ratio                 64.5%          61.7%         (85.7)%          63.4%          22.9%






Three months ended June 30, 2005

Revenue                            $   713,829    $ 4,551,724    $   218,996     $   131,478    $ 5,616,027
Cost                                    25,399      4,428,939        111,939          46,572      4,612,849
Gross profit                           688,430        122,785        107,057          84,906      1,003,178
Gross profit ratio                        96.4%           2.7%          48.9%           64.6%          17.9%

Sales and marketing expenses

         Sales and marketing expenses for the three months ended June 30, 2006 increased by $15,874 to $67,610 compared to $51,736 for the same period of the prior year. The increase was primarily due to the increase of the management fee paid for Sifang Information and salary costs.

General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2006 decreased by $143,022 to $67,306 compared to $210,328 for the same period of the prior year, representing a 68.0% decrease. The decrease was mainly due to the tightened control of expense incurred in TCH.

         General and administrative expenses incurred at the TCH level for the three months ended June 30, 2006 decreased from $84,647 to $46,750, representing a 44.8% decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and enhanced cost control, which led to the decline of office expenses and professional fees. At the parent level, we incurred an aggregate of $20,556 of bank charges and audit fees in the three months ended June 30, 2006, compared to audit fees and service fees for Investor Relations and Public Relations of $125,681 incurred in the prior year.

Interest income, net

         During the three months ended June 30, 2006, the interest income derived from bank deposits increased by $774 to $1,228, compared to $454 for the same period of the prior year

         During the three months ended June 30, 2006, finance expense incurred in discounting bank drafts net of interest income from bank deposits increased by $5,108 to $357, compared to $5,465 for the same period of the prior year.

Income taxes

         The Company's Chinese subsidiary, TCH is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's consolidated financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. In the three months ended June 30, 2005, income tax expense was $135,570, based on pretax income of $737,111. In the three months ended June 30, 2006, the income tax benefit was $1,053, whereas the loss before income taxes was $28,452.

Comprehensive income

         We recorded comprehensive loss of $13,275 for the three months ended June 30, 2006, a $614,814 decrease in comprehensive income compared to comprehensive income of $601,539 for the same period of the prior year, representing a decrease of approximately 102.2%. The decrease in comprehensive income was attributable to (i) the decrease of revenue contribution from our advertising business that was newly initiated in the 2005 fiscal year, and (ii) significant declines in revenue from sales of mobile phones and advertising services. These factors offset the appreciation of Chinese RMB to US dollars of $12,803 in the quarter ended June 30, 2006.


Earnings per share

         Earnings per share for the three months ended June 30, 2006 were $0.00 compared to $0.04 for the same period of the prior year. The decrease was due to the decrease in the net income.



Liquidity and Capital Resources

         Our net cash used during the six months ended June 30, 2006 was $1,785,188 while we generated cash of $1,643,899 during the same period in 2005, which represents a net change of $3,429,087.

         Net cash flows provided by operating activities was $49,866 during the six months ended June 30, 2006 compared to net cash flows used in operating activities of $2,204,299 during the same period of the prior year. The net change in cash provided was primarily due to the decrease in advances and deposits to suppliers and inventories which was offset by the decrease in collection of accounts receivable, accounts payable and net income.

         Net cash flows used in investing activities was $1,876,464 for the six months ended June 30, 2006 compared to net cash flows provided by investing activities of $2,348,202 during the same period of the prior year. The change in cash provided by investing activities was mainly due to the increase in loan to related parties. As of June 30, 2006, the amounts due from Sifang Media, Sifang
Information and Kena represent $958,488, $37,499 and $4,026,930, respectively.

         Net cash provided by financing activities for the six months ended June
30, 2006 was nil compared to $1,500,000 for the same period of the prior year.
The cash inflow of $1,500,000 during the six months ended June 30, 2005 related to proceeds for shares that were issued in fiscal 2004 but were held in escrow until we filed a Registration Statement on Form SB-2 with the SEC in 2005. We treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to us.

         We believe that our current cash balance and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital. In regards to the capital expenditures, we have sufficient funds to expand our operations. We plan to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund our longer-term growth over a period of two to five years.
The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

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

Contractual Obligations and Commitments

         The following table summarizes our contractual payment obligations and commitments as of June 30, 2006:

                                                          Payment Obligations By Period
                                    2006 (a)     2007       2008       2009       2010     Thereafter     Total
                                    --------   --------   --------   --------   --------   ----------   --------
Operating lease obligations         $ 24,923   $   --     $   --     $   --     $   --     $     --     $ 24,923
Obligations for service agreement     22,804     45,609     45,609     45,609     45,609      155,829    361,069
                                    ----------------------------------------------------------------------------

Total                               $ 47,727   $ 45,609   $ 45,609   $ 45,609   $ 45,609   $  155,829   $385,992

(a) Remaining 6 months in 2006.

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

There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2006.

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any pending legal proceedings other than routine litigation incidental to the business.



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 5.  OTHER INFORMATION

None.



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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHINA DIGITAL WIRELESS, INC.
                                              (Registrant)




Date: August 17, 2006                          /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer



Date: August 17, 2006                          /s/   Qian Fang
                                              ----------------------------------
                                              Qian Fang, Chief Financial Officer