Form 10QSB
period 2006-09-30
CHINA DIGITAL WIRELESS INC
filed 2006-11-20
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934


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


                                (86 21) 6336-8686
                (Issuer's Telephone Number, Including Area Code)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No

As of November 3, 2006, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2005 and
            September 30, 2006 (Unaudited)                                     3

         Consolidated Statements of Income and Comprehensive Income
            (Unaudited) For the Three Months and Nine Months Ended
            September 30, 2005 and 2006                                        4

         Consolidated Statements of Cash Flows (Unaudited)                     5
            For the Nine Months Ended September 30, 2005 and 2006

         Notes to the Consolidated Financial Statements (Unaudited)            6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      17

     ITEM 3.   CONTROLS AND PROCEDURES                                        29

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              30

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    30

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                30

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            30

     ITEM 5.   OTHER INFORMATION                                              30

     ITEM 6.   EXHIBITS                                                       30

     SIGNATURES                                                               31


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,   September 30,
                                                                           2005            2006
                                                                      -------------   -------------
                                                                                       (Unaudited)
  ASSETS

  Current assets:
     Cash and cash equivalents                                        $   3,578,367   $   1,289,868
     Accounts receivable, net of allowance for doubtful accounts of
     $44,472 and $1,917                                                     844,977          43,714
     Inventories                                                             62,386          18,306
     Deferred tax assets                                                     12,846           3,190
     Due from related parties                                             3,094,969       5,412,497
     Advances and deposits to suppliers                                      19,970          67,140
                                                                      -------------   -------------

  Total current assets                                                    7,613,515       6,834,715

  Property and equipment, net                                             1,105,756         980,747
  Deposit for business acquisition                                        6,257,590       6,257,590
                                                                      -------------   -------------

  Total assets                                                        $  14,976,861     $14,073,052
                                                                      -------------   -------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                 $     881,218   $      37,241
     Advance from customer                                                    6,399            --
     Deferred revenue                                                        31,598          18,966
     VAT payable                                                             92,649           4,641
     Income tax payable                                                     193,586          52,184
     Due to related parties                                                 223,399         407,949
     Other current liabilities                                              375,960         361,379
                                                                      -------------   -------------

  Total current liabilities                                               1,804,809         882,360
                                                                      -------------   -------------



  Shareholders' equity:
     Common stock - $0.001 par value, 100,000,000 shares
       authorized, 17,147,268 shares issued and outstanding at
       December 31, 2005 and September 30, 2006                              17,148          17,148
     Additional paid-in capital                                           4,229,845       4,229,845
     Retained earnings                                                    8,084,922       7,981,709
     Restricted reserves                                                    554,466         554,466
     Accumulated other comprehensive income                                 285,671         407,524
                                                                      -------------   -------------


  Total shareholders' equity                                             13,172,052      13,190,692
                                                                      -------------   -------------

  Total liabilities and shareholders' equity                          $  14,976,861     $14,073,052
                                                                      -------------   -------------

          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                              Three Months ended September 30     Nine Months ended September 30
                                              -------------------------------     -------------------------------
                                                   2005              2006              2005              2006
                                              -------------     -------------     -------------     -------------
Revenues:
  Product sales                               $   2,843,538     $      36,871     $   4,316,422     $     447,023
  Product sales to related parties                2,048,309              --           9,856,854           890,744
  Information service revenue, net                  253,896           235,665         1,213,585           807,575
  Advertising service revenue, net                  707,006            59,958         1,879,966           332,239
                                              -------------     -------------     -------------     -------------

Total revenues                                    5,852,749           332,494        17,266,827         2,477,581

Cost of goods sold                                2,927,718            31,272         4,349,266           388,073
Cost of goods sold to related parties             1,894,936              --           9,472,120           777,884
Cost of information service                         230,496           327,291           559,685           818,754
Cost of advertising service                          92,870            34,374           141,088           108,157
                                              -------------     -------------     -------------     -------------
                                                  5,146,020           392,937        14,522,159         2,092,868

Gross profit (loss)                                 706,729           (60,443)        2,744,668           384,713

Operating expenses:
  Sales and marketing                                33,132            19,473           128,157           114,050
  General and administrative                        263,023            85,557           665,390           360,477
                                              -------------     -------------     -------------     -------------

Total operating expenses                            296,155           105,030           793,547           474,527
                                              -------------     -------------     -------------     -------------

 Income (loss) from operations                      410,574          (165,473)        1,951,121           (89,814)

Other revenue                                         7,089                 1             7,216               205
Subsidy                                             108,476              --             108,476              --
Interest income (expense)                            (6,179)            1,379            (9,844)            2,365
                                              -------------     -------------     -------------     -------------

Income (loss) before income taxes                   519,960          (164,093)        2,056,969           (87,244)

Income tax provision (benefit)                      111,042           (19,274)          380,102            15,969
                                              -------------     -------------     -------------     -------------

Net income (loss)                             $     408,918     $    (144,819)    $   1,676,867     $    (103,213)
                                              -------------     -------------     -------------     -------------

Other comprehensive income :
  Foreign currency translation adjustment     $     246,335     $      71,055     $     246,331     $     121,853

Comprehensive income (loss)                   $     655,253     $     (73,764)    $   1,923,198     $      18,640
                                              -------------     -------------     -------------     -------------

Basic and diluted earnings (loss) per share   $        0.02     $       (0.01)    $        0.10     $       (0.01)

Weighted average common shares outstanding       17,031,408        17,147,268        17,022,946        17,147,268

          See accompanying notes to consolidated financial statements.


                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months ended September 30,
                                                                      -------------------------------
                                                                           2005              2006
                                                                      -------------     -------------

Cash flows from operating activities:
  Net income (loss)                                                   $   1,676,867     $    (103,213)
  Adjustments  to  reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                        185,279           144,359
       Bad debt recoveries                                                  (30,680)          (42,555)
       Loss (gain) on disposal of property and equipment                     (7,368)              476
       Deferred tax assets                                                   18,772             9,656
       Changes in assets and liabilities:
          Accounts receivable                                             2,427,000           843,818
          Inventories                                                      (408,557)           44,080
          Due from related parties                                             --             (50,531)
          Advances and deposits to suppliers                             (3,410,298)          (47,170)
          Accounts payable                                                  842,889          (843,977)
          Advance from customer                                             430,990            (6,399)
          Deferred revenue                                                 (168,170)          (12,632)
          VAT payable                                                      (173,785)          (88,008)
          Income tax payable                                               (101,242)         (141,402)
          Due to related parties                                           (100,260)          184,550
          Other current liabilities                                         (47,670)          (14,581)
                                                                      -------------     -------------

Net cash flows provided by (used in) operating activities                 1,133,767          (123,529)

Cash flows from investing activities:
  Purchase of property and equipment                                       (332,650)             --
  Proceeds on disposal of property and equipment                            221,210               955
  Repayment from (loans to) related parties                              (1,798,357)       (2,266,997)
                                                                      -------------     -------------

Net cash flows provided by (used in) investing activities                (1,909,797)       (2,266,042)
                                                                      -------------     -------------

Cash flows from financing activities:
Escrow receivable                                                         1,500,000              --
                                                                      -------------     -------------

Net cash flows provided by financing activities                           1,500,000              --
                                                                      -------------     -------------

Foreign currency translation adjustment                                     222,216           101,072
                                                                      -------------     -------------

Net increase (decrease) in cash and cash equivalents                        946,186        (2,288,499)

Cash and cash equivalents, beginning of the period                           75,511         3,578,367
                                                                      -------------     -------------

Cash and cash equivalents, end of the period                          $   1,021,697     $   1,289,868
                                                                      =============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest                                                       $        --       $        --
       Income taxes                                                   $     467,509     $     159,190
       Issuance of common stock in exchange of lock up agreements     $         129     $        --

          See accompanying notes to consolidated financial statements.

                   CHINA DIGITAL WIRELESS INC. AND SUBSIDIARY

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CDW") through its subsidiary sells mobile phones to retailers, distributors, and related parties, provides advertising services and provides information services to users of mobile phones and pagers. Substantially all of its operations are conducted in Shanghai, People's Republic of China ("PRC").

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

Principles of Consolidation

The consolidated financial statements include the accounts of CDW, its wholly-owned subsidiary, Sifang Holdings, and its wholly-owned subsidiary, TCH. Substantially all of CDW's revenues are derived from the operations of TCH, which represents substantially all of CDW's consolidated assets and liabilities as of September 30, 2006. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translations and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of the Company are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates its financial statements into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All asset and liability accounts have been translated using the exchange rate prevailing at the balance sheet date (at September 30, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was 7.9087), and the statement of income is translated at the average rate during the reporting period (the average rate of the U.S. dollar against the RMB during the nine months ended September 30, 2006 was 8.0063). Equity items are translated at historical rates. Adjustments resulting from the translation of the Company's financial statements from RMB into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive income. Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of income for the reporting periods.

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

ii)  Information Services - Installing Agent:

In response to a retailer's request, the Company has an installing agent who installs the Company's software on mobile phones, which are owned by the retailer. The retailer sells these phones for a premium covering a fee to be paid to the installing agent and pre-charged six-month subscription fees to be paid to the Company. After a customer using such a phone dials into the server to access the desired information, the server records a unique identification number installed on the mobile phone, which indicates that a specific phone user starts his or her subscription period. After the Company receives a detailed list from the installing agent regarding the number of phones that have been installed with the Company's software, the Company matches this information with a detailed list from the retailer setting forth how many such phones have been sold. Based on the number of such phones sold, the Company records accounts receivable and deferred revenue accordingly. At the date on which a customer starts to dial into the server, the six-month subscription period begins and the Company amortizes deferred revenue accordingly.

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

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to retailers and distributors who are mainly located in the Shanghai metropolitan area. Typically, for mobile phone distributors, credit terms require payment to be made within 30 days of the sale. The Company does not require collateral from its customers. The Company's policy is to provide for an allowance for doubtful accounts that is based on 5% of total trade accounts receivable less amounts due from related parties and from the installing agent. Total trade accounts receivable due from related parties was nil as of December 31, 2005 and September 30, 2006.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any account balances that are determined to be uncollectible in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes that its allowance for doubtful accounts was adequate as of September 30, 2005 and 2006. However, actual write-offs may exceed the recorded allowance.

The following table presents activities in the allowance for doubtful accounts:

                                             December 31,    September 30,
                                                 2005            2006
                                             ------------    ------------
                                                              (Unaudited)
Beginning balance                            $     47,922    $     44,472
Additions charged to expense                         --              --
Recovered                                          (3,450)        (42,555)
Actual write off                                     --              --
                                             ------------    ------------
Ending balance                               $     44,472    $      1,917
                                             ------------    ------------

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

Impairment of Long-Lived Assets

The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the year ended December 31, 2005 and nine months ended September 30, 2006.

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

The Company's Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown and the area has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's consolidated financial statements for the nine months ended September 30, 2005 and 2006 are based on 15%. The deferred tax assets are determined based on the historical income tax rates applicable at the TCH level.

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

Earnings Per Share

The Company computes earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity if they were converted. The Company did not have any potentially dilutive common share equivalents as of September 30, 2005 or 2006.

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
Shanghai Kena Energy Saving Co., Ltd.            ("Kena")

Merchandise Sold to Related Parties

                                               Three months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)


Shantian                                       $    2,048,309    $         --
                                               ==============    ==============


During the three months ended September 30, 2006, TCH did not sell any Samsung GSM mobile phones to Shantian, compared to the sales of $2,048,309 at a gross profit margin of 7.5% or $153,373 for the same period of the prior year.

                                               Nine months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)

Shantian                                       $    9,856,854    $      890,744
                                               ==============    ==============


During the nine months ended September 30, 2006, TCH sold Samsung GSM mobile phones valued at $890,744 at a gross profit margin of 12.7% or $112,860 to Shantian, compared to $9,856,854 at a gross profit margin of 3.9% or $384,734 for the same period of the prior year. Accounts receivable includes nil and nil due from Shantian, as of December 31, 2005 and September 30, 2006, respectively.

Advertising Services Rendered to Related Party

                                               Three months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)

Tianci Real Estate                             $      707,006    $       59,958
                                               ==============    ==============

                                               Nine months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)

Tianci Real Estate                             $    1,879,966    $      332,239
                                               ==============    ==============


In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a fee of $332,239 for providing the service during the nine months ended September 30, 2006, compared to $1,879,966 for the same period of the prior year. TCH received a fee of $59,958 for providing the service during the three months ended September 30, 2006, compared to $707,006 for the same period of the prior year. There was an "Advertisement Agency Contract" between Tianci Real Estate and Sifang Media, which terminated in November 2005.

Service Provided by Related Party

                                               Three months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)

Sifang Information                             $      106,750    $      108,243
                                               ==============    ==============


In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of $92,081 and $93,460 for the three months ended September 30, 2005 and 2006, respectively. The service agreements are in effect for ten years and became effective on June 1, 2004. During the three months ended September 30, 2006, Sifang Information also provided other management support and marketing services to TCH for $14,783, compared to $14,669 for the three months ended September 30, 2005.

                                               Nine months Ended September 30,
                                                    2005              2006
                                               --------------    --------------

                                                (Unaudited)       (Unaudited)

Sifang Information                             $      336,358    $      341,988
                                               ==============    ==============

In accordance with terms contained in signed service agreements between TCH and Sifang Information giving TCH the right to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information, the Company paid service fees of $273,317 and $280,381 for the nine months ended September 30, 2005 and 2006, respectively. During the nine months ended September 30, 2006, Sifang Information also provided other management support and marketing services to TCH for $61,607, compared to $63,041 for the nine months ended September 30, 2005.

Due from Related Parties

                                         December 31, 2005   September 30, 2006
                                         -----------------   ------------------
                                                                 (unaudited)

Sifang Information                       $       2,165,624   $        4,188,528
Sifang Media                                       929,345            1,223,969
                                         -----------------   ------------------
                                         $       3,094,969   $        5,412,497
                                         =================   ==================

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

In order to develop the Company's advertising service business, in January 2006, the Company entered into an agreement with Sifang Information for the establishment of a new joint cooperation entity with a third party. The joint cooperation entity will act as the sole advertising agent of TCH. On January 10, 2006, the Company advanced RMB 20,000,000 (equivalent to $2,499,969) to Sifang Information to contribute to the joint cooperation entity. The remaining outstanding advances of $1,688,559 to Sifang Information were for the mobile phone and information services businesses. These advances will be repaid by December 31, 2006 through Sifang Information's source of income.

As of September 30, 2006, Sifang Media has collected $1,292,643 from TCH's advertising customers on its behalf and paid $68,674 to TCH.

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

The transactions are subject to regulatory approval by the PRC.

Due to Related Parties

                                         December 31, 2005   September 30, 2006
                                         -----------------   ------------------
                                                                 (unaudited)


Tianci Real Estate                       $         123,467   $          163,921
Shantian                                            99,932              168,162
Kena                                                  --                 75,866
                                         -----------------   ------------------
                                         $         223,399   $          407,949
                                         =================   ==================

The balance owed to Tianci Real Estate represented rental payments since 2004 and the expenses paid by Tianci Real Estate on behalf of the Company during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. The balance owed to Shantian represents the sales rebate collected by the Company on behalf of Shantian for mobile phone sales. The balance owed to Kena represents certain operating expenses paid by Kena on behalf of the Company during the third quarter of 2006. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.


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

                               Advertising
                                 Service                      Mobile Phone    Beep Pagers
                                 Revenue       Phone Sales       Service         Service      Corporate          Total
                               ------------    ------------   ------------    ------------   ------------    ------------
Three months ended September
30, 2005
Revenues                       $    707,006    $  4,891,847   $     66,232    $    187,664   $       --      $  5,852,749
Gross profit (loss)                 614,136          69,193        (60,643)         84,043           --           706,729
Depreciation                           --              --           49,043            --           14,544          63,587
Interest income, net                   --              --             --              --           (6,179)         (6,179)
Net income (loss)                   481,684          32,593        (74,446)         58,302        (89,215)        408,918
Expenditures for long-lived
assets                             (157,264)           --           68,285            --             --           (88,979)

Three months ended September
30, 2006
Revenues                       $     59,958    $     36,871   $     91,441    $    144,224   $       --      $    332,494
Gross profit (loss)                  25,584           5,599       (170,592)         78,966           --           (60,443)
Depreciation                           --              --           38,503            --            9,626          48,129
Interest income, net                   --              --             --              --            1,379           1,379
Net income (loss)                   102,088          57,728       (320,628)        152,762       (136,769)       (144,819)
Expenditures for long-lived
assets                                 --              --             --              --             --              --


Nine months ended September
30, 2005
Revenue                        $  1,879,966    $ 14,173,276   $    686,838    $    526,747   $       --      $ 17,266,827
Gross profit                      1,738,878         351,890        344,827         309,073           --         2,744,668
Depreciation                           --              --          142,108            --           43,171         185,279
Interest income, net                   --              --             --              --           (9,844)         (9,844)
Net income (loss)                 1,371,041         177,015        193,279         205,621       (270,089)      1,676,867
Expenditures for long-lived
assets                                 --              --          142,923            --             --           142,923

Total Assets, as of
September 30, 2005                     --         6,269,995        274,814            --        8,723,806      15,268,615



Nine months ended September
30, 2006
Revenue                        $    332,239    $  1,337,767   $    350,491    $    457,084   $       --      $  2,477,581
Gross profit (loss)                 224,082         171,810       (269,195)        258,016           --           384,713
Depreciation                           --              --          115,487            --           28,872         144,359
Interest income, net                   --              --             --              --            2,365           2,365
Net income (loss)                   180,694         118,854       (402,872)        220,839       (220,728)       (103,213)
Expenditures for long-lived
assets                                 --              --             --              --             --              --

Total Assets, as of
September 30, 2006                     --           120,151         50,369            --       13,902,532      14,073,052


NOTE 6 - EMPLOYEE WELFARE AND RETIREMENT BENEFITS

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contribution. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $$41,745 and $41,031 to these funds as part of selling, general and administrative expenses for the nine months ended September 30, 2005 and 2006, respectively.


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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

Overview

     Sifang Holdings, our wholly-owned subsidiary, was formed under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interests in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

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

     TCH engages in the business of mobile phone distribution and provides access to certain information reformatted by TCH to pager and mobile phone (collectively "wireless receiver") users. TCH purchases mobile phones from the first tier distributors and sells them to retailers with a mark-up. In the process of providing value-added information services through entering into monthly subscription agreements with various users, TCH purchases trading activity information from stock exchanges, comments and analysis on PRC stock markets provided by certain reputable security and investment companies, lottery information, weather forecast, and other value-added products and reformats the aforementioned information through decoding and recoding and then has the reformatted information transmitted by Sifang Information, via service contracts, to pager users. The information is constantly saved in TCH's server in order for mobile phone users to dial in via China Mobile or China Unicom. By signing a monthly subscription agreement, wireless users agree to make advance payments for either three or nine-month subscription periods.

     In 2005, we launched a digital media project to move into the media market in China in 2005. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and to broadcast commercial advertisements.

     Because the market for mobile phone distribution remained soft during the first nine months of 2006, our management has decided to discontinue the mobile phone distribution business during the fourth quarter. Our decreased revenues are primarily due to the reduced sales of mobile phones and of advertising services. In the future, the Company will focus on providing advertising and information valued-added services. Upon the completion of the pending acquisition in Kena as described in Note 4 to the Consolidated Financial Statements above, we also plan to concentrate on the sales of energy-saving products.

     As of November 3, 2006, the pending acquisition for Kena has not closed because the PRC regulatory body has not yet completed its review and given its regulatory approval.

Discussion and Analysis of Operating Results

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Total Revenues

     Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the nine months ended September 30, 2006 decreased by $14,789,246, representing a 85.7% decrease, to $2,477,581 as compared to $17,266,827 for the same period of the prior year. The decrease was mainly due to the significant decline of the advertising service revenue and mobile phone sales. The demand for mobile phones in the Chinese telecommunication market is decreasing as the market gradually becomes saturated.

Product Sales

     Revenue for product sales in the nine months ended September 30, 2006 decreased by $3,869,399, representing a 89.6% decrease, to $447,023 as compared to $4,316,422 for the same period of the prior year. The decrease was mainly due to the market factors described above. We reduced the effort and cost of generating sales from such business throughout the period.

     In the nine months ended September 30, 2006, Samsung and Nokia's mobile phones accounted for about 66.9% and 33.1% of our total product sales, respectively, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 97% of our total product sales and other brands accounted for the balance. During 2006, market competition for mobile phone sales continued to intensify, causing us to reposition ourselves in the marketplace and move away from the low-margin sales. The increase of our overall mark-up ratio to 12.8%, in comparison with a mark-up ratio of 2.4% for the same period of the prior year, primarily resulted from the exceptionally high mark-up for the sales of mobile phones to customers, including a related party during the period.

     We entered an agreement to distribute selected Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and now have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, management believed that this agreement would enhance both our market share and profitability. The initial margin on Nokia mobile phone sales was as high as 8% in mid 2005; however, as a result of the sudden change in the market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped significantly to 1% during the 4th quarter of 2005. Although the mark-up for Nokia phones reached the exceptional high level of 59.5% during the first nine months of 2006, the quantity of mobile phones sold dropped significantly due to the loss of market share and the Company's management is continuing to cease its mobile phone distribution business in 2006 as the market situation has remained soft.

Product sales to a related party

     We distribute Samsung mobile phones to our related party, Shantian (in which Sifang Information holds a 51% equity interest), for its retail market channel and facility. During the nine months ended September 30, 2006, we sold $890,744 worth of mobile phones to Shantian, with an average mark-up of approximately 12.7% (compared to $9,856,854 at a gross profit margin of 3.9% in 2005), which represents a $8,966,110 or 91.0% decrease compared to the same period of the prior year. The decrease in sales was attributable to the market factors mentioned above. However, due to the urgent demand of a specific model of Samsung mobile phones from Shantian in first quarter of 2006, we were able to charge an exceptionally high mark-up during the period, which mark-up did not continue in the second and third quarters.

Information service revenue, net

     Total information service revenue net of related business tax and service fee for the nine months ended September 30, 2006 decreased by $406,010, representing a decrease of approximately 33.5%, to $807,575 compared to $1,213,585 for the same period of the prior year.

     Value-added service revenue from mobile phone users for the nine months ended September 30, 2006 decreased by $336,347 to $350,491 compared to $686,838 for the same period of the prior year, representing a 49.0% decrease. During the nine months ended September 30, 2006, there was no service revenue from mobile phone users, representing a $585,235 decrease compared to the same period of the prior year. This was attributable to prepaid service fees generated by an installing agent, Chengao Industry Co. Ltd, who installed the software on a retailer's (Beijing Jianghe Communication Co., Ltd.) inventories and collected proceeds from the retailer and transferred the proceeds to the Company. The entire $350,491 of service revenue in 2006 was generated by our SMS service via China Mobile's network, representing an increase of $248,888 compared to $101,603 generated in the same period of the prior year. The increase was mainly due to the growth of our financial value-added service during 2006. The recently reactivated Chinese stock market along with active stock exchanges assisted our growth in this segment of business.

     In addition, service revenue from pager users for the nine months ended September 30, 2006 decreased by $69,663 to $457,084 compared to $526,747 for the same period of the prior year, representing a decrease of approximately13.2%. We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We anticipate that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

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

     We have placed more than 850 multimedia donation boxes in the inbound area of Shanghai and other arranged spots will be rolled out in the public places with high traffic flow. Based on our experience in Shanghai, our strategy is to expand our network to penetrate other large and mid-sized developed cities throughout China. We believe the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic World Summer Games in 2007 and World Exposition in 2010 to be held in Shanghai. We did not generate sales revenue from the sales of donation boxes.

     In addition, during the nine months ended September 30, 2006, TCH generated $332,239 of service income from advertisement designing and producing services, which represents a decrease of $1,547,727 or 82.3%, compared to the service revenue of $1,879,966 rendered from the advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting the use of its apartment for office use during the nine months ended September 30, 2005. The decrease in sales is related to the recent slowdown of the property markets in Shanghai and other regions of China.


Cost of goods sold

     The cost of goods sold for the nine months ended September 30, 2006 decreased by $12,655,429 to $1,165,957 compared to $13,821,386 for the same period of the prior year, representing a 91.6% decrease. The decrease was consistent with the decrease of revenue from product sales.

Cost of service

     The cost of service for the nine months ended September 30, 2006 increased by $226,138 to $926,911 compared to $700,773 for the same period of the prior year, representing a 32.3% increase. The increase was mainly due to the increase of salary costs and the information fees paid to content providers for the value-added pager service. The breakdown of our service business has changed and the proportion of pager services that are related to financial information has increased, resulting in an increase in associated costs pertaining to the securities information fee paid. During the nine months ended September 30, 2006, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers. Most of the cost of service is fixed costs, and cannot be reduced in response to the decrease in information service revenue.


Gross profit

     After taking into account the cost of goods sold and cost of service, our gross profit for the nine months ended September 30, 2006 decreased by approximately $2,359,955 to $384,713, representing a 86.0% decrease, compared to gross profit of $2,744,668 for the same period of the prior year. The decrease in gross profit was primarily attributable to the drop of proceeds generated from advertising services and phone sales during the nine months ended September
30, 2006.

     The following table summarizes certain information related to the various components of revenue.

                                                            Information
                              Advertising                    Service -      Information
                                Service                        Mobile        Service -
                                Revenue      Phone Sales       Phone           Pager          Total
Nine months ended September
30, 2006

Revenue                       $   332,239    $ 1,337,767    $   350,491     $   457,084    $ 2,477,581
Cost                              108,157      1,165,957        619,686         199,068      2,092,868
Gross profit (loss)               224,082        171,810       (269,195)        258,016        384,713
Gross profit (loss) ratio            67.4%          12.8%         (76.8%)          56.4%          15.5%

Nine months ended September
30, 2005

Revenue                       $ 1,879,966    $14,173,276    $   686,838     $   526,747    $17,266,827
Cost                              141,088     13,821,386        342,011         217,674     14,522,159
Gross profit                    1,738,878        351,890        344,827         309,073      2,744,668
Gross profit ratio                   92.4%           2.5%          50.2%           58.7%          15.9%


Sales and marketing expenses

     Sales and marketing expenses for the nine months ended September 30, 2006 decreased by $14,107 to $114,050 compared to $128,157 for the same period of the prior year. The decrease was primarily due to the decrease in the management fee paid to Sifang Information as a result of the declining revenue generated from information services.

General and administrative expenses

     General and administrative expenses for the nine months ended September 30, 2006 decreased by $304,913 to $360,477 compared to $665,390 for the same period of the prior year, representing a 45.8% decrease. The decrease was mainly due to the tightened control of expense incurred in the Company.

     General and administrative expenses incurred at the TCH level for the nine months ended September 30, 2006 decreased from $228,231 to $166,619, representing a 27.0% decrease. The decrease was primarily attributable to the collection of accounts receivable from our clients, resulting in the recovery of provisions for bad debts, and enhanced cost control, which led to the decline of office expenses and professional fees. At the parent level, we incurred an aggregate of $189,148 of audit fees and other general expenses in the nine months ended September 30, 2006, compared to audit fees and service fees for Investor Relations and Public Relations of $437,159 incurred in the prior year.

Interest income (expense)

     During the nine months ended September 30, 2006, interest income derived from bank deposits increased by $2,615 to $3,790, compared to $1,175 for the same period of the prior year.

     During the nine months ended September 30, 2006, finance expense incurred in discounting bank drafts net of interest income from bank deposits decreased by $10,007 to $1,576, compared to $11,583 for the same period of the prior year.

Income tax

     Our Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's consolidated financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. In the nine months ended September 30, 2005 and 2006, income tax expense was $380,102 and $15,969, respectively, based on consolidated pretax income of $2,056,969 and consolidated pretax loss of $87,244, respectively. Income tax expense rose during the nine months ended September 30, 2006 due to TCH's pretax income of $106,462.

Comprehensive income

     We recorded comprehensive income of $18,640 for the nine months ended September 30, 2006, a $1,904,558 decrease in comprehensive income compared to comprehensive income of $1,923,198 for the same period of the prior year, representing a decrease of approximately 99.0%. The decrease in comprehensive income was attributable to (i) the decrease of revenue contribution from our advertising business that was initiated in the 2005 fiscal year, and (ii) the significant declines in revenue from sales of mobile phones and information services during the period. These factors offset the appreciation of Chinese RMB to US dollars.

Earnings (loss) per share

     The loss per share for the nine months ended September 30, 2006 was $0.01 compared to the earnings per share of $0.10 for the same period of the prior year. The change was due to the decrease in the net income.

Three Months ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Total Revenues

     Total sales revenues consist of product sales, product sales to related parties, and net information and advertising service revenue. Total sales revenues for the three months ended September 30, 2006 decreased by $5,520,255, representing a 94.3% decrease, to $332,494 as compared to $5,852,749 for the same period of the prior year. The decrease was mainly due to the significant decline of the advertising service revenue and mobile phone sales. The demand for mobile phones in the Chinese telecommunication market is decreasing as the market gradually becomes saturated.

Product Sales

     Revenue for product sales in the three months ended September 30, 2006 decreased by $2,806,667, representing a 98.7% decrease, to $36,871 as compared to $2,843,538 for the same period of the prior year. The decrease was mainly due to the market factors described above. We reduced the effort and cost of generating sales from such business throughout the period.

     In the three months ended September 30, 2006, Samsung and Nokia's mobile phones accounted for about 71.0% and 29.0% of our total product sales, respectively, compared to the same period of the prior year, in which Samsung's mobile phones accounted for 87% of our total product sales and other brands accounted for the balance. During 2006, market competition for mobile phone sales continued to intensify, causing us to reposition ourselves in the marketplace and move away from the low-margin sales. The increase of our overall mark-up ratio to 15.2%, in comparison with a mark-up ratio of 1.4% for the same period of the prior year, primarily resulted from the exceptionally high mark-up for the small sales of Nokia mobile phones during the period.

     We entered an agreement to distribute selected Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and have obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. The initial margin on Nokia mobile phone sales was as high as 8% in mid 2005; however, as a result of a sudden change in market factors during the latter half of 2005, the sales mark-up of the Nokia mobile phones to our customers dropped to 1% during the 4th quarter of 2005. Due to the low sales mark-up of Nokia mobile phones and reduced sales of the Nokia phones, we are in the process of discontinuing our mobile phone distribution business.

Product sales to a related party

     We have previously distributed Samsung mobile phones to our related party, Shantian, in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. During the three months ended September 30, 2006, we did not sell any mobile phones to Shantian (compared to $2,048,309 at a gross profit margin of 7.5% in 2005), which represents a $2,048,309 or 100% decrease compared to the same period of the prior year. The decrease in sales is also attributable to the market factors mentioned above.

Information service revenue, net

     Total information service revenue net of related business tax and service fee for the three months ended September 30, 2006 decreased by $18,231, representing a decrease of approximately 7.2%, to $235,665 compared to $253,896 for the same period of the prior year.

     Value-added service revenue from mobile phone users for the three months ended September 30, 2006 increased by $25,209 to $91,441 compared to $66,232 for the same period of the prior year, representing a 38.1% increase. During the three months ended September 30, 2006 and 2005, the service revenues were generated entirely by our SMS service via China Mobile's network. The increase was mainly due to the recent growth of our financial value-added service and the recently reactivated Chinese stock market.


     In addition, service revenue from pager users for the three months ended
September 30, 2006 decreased by $43,440 to $144,224 compared to $187,664 for the same period of the prior year, representing a decrease of approximately 23.1%.
We believe that service revenue from pager users will continue to decrease given the increased popularity of mobile phones over beepers and pagers. We anticipate that the decrease in service revenue from pager users will likely plateau at a certain level as most lower income pager users still like to use pagers to access our information services.

Advertising service revenue, net

     We launched a digital media project to enter into the media market in China in 2005 as mentioned above in "Nine Months Ended September 30, 2006 Compared to
Nine Months Ended September 30, 2005". During the three months ended September
30, 2006, TCH generated $59,958 of service income from advertisement, designing and producing services, which represents a decrease of $647,048 or 91.5%, compared to service revenue of $707,006 from the advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting its apartment during the three months ended September 30, 2005.

Cost of goods sold

     The cost of goods sold for the three months ended September 30, 2006 decreased by $4,791,382 to $31,272 compared to $4,822,654 for the same period of the prior year, representing a 99.4% decrease. The decrease was consistent with the decrease in revenue from product sales.

Cost of service

     The cost of service for the three months ended September 30, 2006 increased by $38,299 to $361,665 compared to $323,366 for the same period of the prior year, representing an 11.8% increase. The increase was mainly due to the increase in personnel costs for the value-added mobile phone and pager services.
The breakdown of our service business has changed and the proportion of mobile phone valued-added service related to financial information has increased, resulting in an increase in associated costs pertaining to the securities information fee paid. During the three months ended September 30, 2006, we continued to maintain current fee structures and establish collaborative relationships or partnerships with Chinese mobile operators and certain information content providers. Most of the cost of service is fixed costs, and cannot be reduced in response to the decrease in information service revenue.
The impact of the overall increase of cost of service is partially offset by the decreased cost for advertising services resulting from the decrease of advertising business during the period.


Gross profit

     After taking into account the cost of goods sold and cost of service, our gross loss for the three months ended September 30, 2006 is $60,443, with the net change of $767,172, representing a 108.6% decrease, compared to gross profit of $706,729 for the same period of the prior year. The decrease in gross profit was primarily attributable to the reduction of proceeds generated from advertising service and phone sales during the three months ended September 30, 2006.

     The following table summarizes certain information related to the various components of revenue.


                                                            Information
                               Advertising                    Service -      Information
                                 Service                        Mobile        Service -
                                 Revenue      Phone Sales       Phone           Pager          Total
Three months ended September
30, 2006

Revenue                        $    59,958    $    36,871    $    91,441     $   144,224    $   332,494
Cost                                34,374         31,272        262,033          65,258        392,937
Gross profit (loss)                 25,584          5,599       (170,592)         78,966        (60,443)
Gross profit (loss) ratio             42.7%          15.2%        (186.6%)          54.8%          18.2%




Three months ended September
30, 2005

Revenue                        $   707,006    $ 4,891,847    $    66,232     $   187,664    $ 5,852,749
Cost                                92,870      4,822,654        126,875         103,621      5,146,020
Gross profit                       614,136         69,193        (60,643)         84,043        706,729
Gross profit ratio                    86.9%           1.4%         (91.6%)          44.8%          12.1%


Sales and marketing expenses

     Sales and marketing expenses for the three months ended September 30, 2006 decreased by $13,659 to $19,473 compared to $33,132 for the same period of the prior year. The decrease was primarily due to the reduction in the management fee paid to Sifang Information as a result of the declining revenue generated from information services.

General and administrative expenses

     General and administrative expenses for the three months ended September 30, 2006 decreased by $177,466 to $85,557 compared to $263,023 for the same period of the prior year, representing a 67.5% decrease. The decrease was mainly due to the tightened control of expenses incurred at the parent level.

     General and administrative expenses incurred at the TCH level for the three months ended September 30, 2006 increased from $41,583 to $49,920, representing a 20.0% increase, although the dollar amount of the increase is not significant. At the parent level, we incurred an aggregate of $32,879 of bank charges, audit fees and security registration fee in the three months ended September 30, 2006, compared to audit fees and service fees for Investor Relations and Public Relations of $221,440 incurred during the same period in the prior year.

Interest income, net

     During the three months ended September 30, 2006, the interest income derived from bank deposits increased by $1,379 to $1,379, compared to nil for the same period of the prior year.

     During the three months ended September 30, 2006, finance expense incurred in discounting bank drafts net of interest income from bank deposits increased by $6,179 to nil, compared to $6,179 for the same period of the prior year.

Income taxes

     Our Chinese subsidiary, TCH, is registered at Pudong District in Shanghai and is subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. The income tax provisions presented in the Company's consolidated financial statements are based on the historical actual income tax rates of TCH at 15% for the year ended December 31, 2005. In the three months ended September 30, 2005, income tax expense was $111,042, based on consolidated pretax income of $519,960. In the three months ended September 30, 2006, the income tax benefit was $19,274, whereas the consolidated loss before income taxes was $164,093.

Comprehensive income

     We recorded comprehensive loss of $73,764 for the three months ended September 30, 2006, a $729,017 decrease in comprehensive income compared to comprehensive income of $655,253 for the same period of the prior year, representing a decrease of approximately 111.3%. The decrease in comprehensive income was attributable to (i) the decrease of revenue contribution from our advertising business that was newly initiated in the 2005 fiscal year, and (ii) significant declines in revenue from sales of mobile phones and advertising services. These factors offset the appreciation of Chinese RMB to US dollars of $71,055 in the quarter ended September 30, 2006.

Earnings (loss) per share

     Loss per share for the three months ended September 30, 2006 was $0.01 compared to the earnings per share of $0.02 for the same period of the prior year. The decrease was due to the decrease in the net income.


Liquidity and Capital Resources

     Our net cash used during the nine months ended September 30, 2006 was $2,288,499 while we generated cash of $946,186 during the same period in 2005, which represents a net change of $3,234,685.

     Net cash flows used in operating activities was $123,529 during the nine months ended September 30, 2006 compared to net cash flows provided by operating activities of $1,133,767 during the same period of the prior year. The net change in cash used was primarily due to the decrease in net income and collections of accounts receivables and the decrease in accounts payable which was offset by the decrease in advances and deposits to suppliers and inventories.

     Net cash flows used in investing activities was $2,266,042 for the nine months ended September 30, 2006 compared to net cash flows provided by investing activities of $1,909,797 during the same period of the prior year. The change in cash provided by investing activities was mainly due to the increase in loans to related parties. As of September 30, 2006, the amounts due from Sifang Media, Sifang Information and Kena represent $1,223,969 and $4,188,528, respectively.

     Net cash provided by financing activities for the nine months ended September 30, 2006 was nil compared to $1,500,000 for the same period of the prior year. The cash inflow of $1,500,000 during the nine months ended September 30, 2005 related to proceeds for shares that were issued in fiscal 2004 but were held in escrow until we filed a Registration Statement on Form SB-2 with the SEC in 2005. We treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to us.

     We believe that our current cash balance and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital. The decreased revenues are primarily due to our discontinuing the mobile phone distribution business and the slowdown in the advertising business. We plan to expand our client base in the advertising business to generate more revenue and cash in the fourth quarter. In regards to the capital expenditures, we have sufficient funds to expand our operations. We plan to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund our longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

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

Contractual Obligations and Commitments

     The following table summarizes our contractual payment obligations and commitments as of September 30, 2006:


                                                                  Payment Obligations By Period
                                     2006 (a)       2007         2008         2009         2010      Thereafter      Total
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating lease obligations         $   12,490   $     --     $     --     $     --     $     --     $     --     $   12,490
Obligations for service agreement       11,429       45,714       45,714       45,714       45,714      156,190      350,475
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total                               $   23,919   $   45,714   $   45,714   $   45,714   $   45,714   $  156,190   $  362,965

(a) Remaining 3 months in 2006.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its consolidated financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

     In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2006.

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

                                              CHINA DIGITAL WIRELESS, INC.
                                              (Registrant)




Date: November 16, 2006                       /s/   Fu Sixing
                                              ----------------------------------
                                              Fu Sixing, Chief Executive Officer



Date: November 16, 2006                       /s/   Qian Fang
                                              ----------------------------------
                                              Qian Fang, Chief Financial Officer