Form 10KSB
period 2006-12-31
CHINA RECYCLING ENERGY CORP
filed 2007-04-13
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006


                       Commission file number: 333-120431


                       China Recycling Energy Corporation

        (Known as "China Digital Wireless, Inc." prior to March 08, 2007)
    -------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                                     Nevada
                      ------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   90-0093373
                    ----------------------------------------
                      (I.R.S. Employer Identification No.)

                               429 Guangdong Road
                             Shanghai, China 200001
                    ----------------------------------------
                    (Address of principal executive offices)

                                       N/A
                    ----------------------------------------
                                   (Zip Code)


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

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were US$ 2,889,436.

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of March 31, 2007, is $3,429,453. The number of shares of common stock outstanding as of March 31, 2006 was 17,147,268.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                       CHINA RECYCLING ENERGY CORPORATION

        (KNOWN AS "CHINA DIGITAL WIRELESS, INC." PRIOR TO MARCH 08, 2007)

                                   FORM 10-KSB

                                TABLE OF CONTENTS


PART I

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures.
Item 8B.  Other Information

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.  Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits
Item 14.  Principal Accountant Fees and Services

Consolidated Financial Statements............................................F-1


                                     PART I

     When we use the terms "we," "us," "our" and "the Company," we mean China Digital Wireless, Inc., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and Sifang Holdings Co., Ltd.'s wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd. Since March 08, 2007, China Digital Wireless, Inc. has changed its name to "China Recycling Energy Corporation". However, since this Form 10KSB is for fiscal year ended December 31, 2006 when the name change has not occurred, we still use China Digital Wireless, Inc. as the full name of the reporting issuer on this Form 10KSB.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

     Our current operations include providing value added information services, cellular phone distribution and advertising services through our Chinese operating subsidiaries. In 2006 and first quarter of 2007, we also began to engage in recycling energy business, providing energy saving and recycling products and services.


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

     Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.

     On January 24, 2007, a group of individuals purchasers entered a share purchase agreement with a group of shareholders of the Company to purchase 12,911,835 shares of Company's common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490, 000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company.

     On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

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

     In the third quarter of 2006, the Ministry of Information Industry of the People's Republic of China initiated a nation-wide management specific plan as well as introduced a series of policies and measures to regulate the SP market. With the introduction of these policies and measures that set very strict rules on the provisions of information services provided by value-added service providers, our advertising service business was seriously affected. We generated only $ 334,844 revenue from the above-mentioned advertising services in 2006.

Energy Saving Products.

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

     Mr. Zhang Naiyao failed to meet the condition mentioned-above within the period prescribed. In 2006, we decided not to pursue the above-mentioned acquisition of Kena. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. We also reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006.

Other Energy Recycling and Saving Products.

     In December 2006, TCH began to engage in other activities in the energy saving and recycling industry, including purchasing certain equipments, devices, hardware and software for the construction and installation of top gas recovery turbine system ("TRT") and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mill to generate electricity. It has significant commercial value for the steel mills. TCH plans to use the purchased properties as investment in several TRT projects that TCH expects to pursue with several large Chinese steel companies in year 2007.

     On April 08, 2007, our Board of Directors approves and makes effective a TRT Project Joint-Operation Agreement ("Joint-Operation Agreement") which is conditionally entered on February 01, 2007 between Shanghai TCH Data Technology Co., Ltd. ("TCH") and Xi'an Yingfeng Science and Technology Co., Ltd.("Yingfeng"). Yingfeng is a Chinese company that is located in Xi'an, Shaanxi Province, China, and is engaging in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.

     Under the Joint-Operation Agreement, TCH and Yingfeng will jointly pursue a top gas recovery turbine project ("Project") which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. ("Xingtai"). This project was originally initiated by a Contract to Design and Construct TRT System ("Project Contract") entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng's lack of capital in pursuing this Project alone, Yingfeng sought TCH's cooperation. After intensive and substantial inquiry and assessment, TCH agreed to pursue this project with Yingfeng in the joint-operation mode. Under the terms of the Joint-Operation Agreement, TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests.

     Yingfeng remains liable for providing all the manpower, expertise and skills to design, construct, install, maintain and operate the TRT system under the terms of the Project Contract and also takes responsibility to manage the properties that TCH possesses in this Project. As for consideration, TCH will make monthly payment of 30,000 RMB Yuan (approximately US $ 3,900) to Yingfeng as compensation for their effort in managing TCH's properties.

     Prior to the approval by the Board of Registrant, TCH and Yingfeng have taken several preliminary actions in first quarter of 2007 in preparation for the full pursuit of the Project, including selecting and purchasing necessary components and software for TRT system, organizing and training the technician team for the Project and developing the construction and installation plan for the TRT system.


Financial Services.

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

     Other Services. We also provide icons and screen savers, Western horoscopes, jokes and event-driven or entertainment news updates. These services represent only a small portion of our value-added information services revenues at the present time. However, we believe that providing wireless receiver users in China access to entertainment-related services increases our ability to retain our financial information subscribers and expand our subscriber base, and we expect the entertainment-related services portion of our value-added information services business will grow over time.

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

     Content Relationships. Our content collaborators authorize the inclusion of their content in one or more of our value-added information services for a fixed fee which we pay directly to the provider. Our agreements with our content collaborators usually have a one-year term, and are non-exclusive. Currently, our key content collaborators are:

o    Shanghai Stock Information Company.

o    Shanghai Wanguo Stock Information Company.

o    Shanghai Yibang Stock Information Company.

o    Shanghai Shiji Stock Information Company.

     Marketing Relationships. Sifang Information and Tianci, our affiliated value-added mobile phone service providers, have marketing relationships with China Mobile and China Unicom. We sell and market our services principally through China Mobile and China Unicom. We also sell and market through Sifang Information's Web site, www.sifang.net, and promotional events, direct marketing, media advertising and other activities.

     We sell all of our paging value-added information services through our affiliated value-added paging service provider, Sifang Information. We market our paging value-added information services through traditional media outlets, including newspapers and magazines, and directly to end-users.

     Operator Channels. General. All of our paging value-added information services are provided through the paging network owned by Sifang Information. We contract directly with the pager users to collect all fees generated from our value-added information services. We have an information service and cooperation agreement with Sifang Information that provides us exclusive access to their paging network for ten years. This agreement is automatically renewable for additional one year terms unless we decide to terminate. All of our mobile phone value-added information services are provided to mobile phone users by Sifang Information through the networks of China Mobile and China Unicom. Previously, mobile phone users paid for our services by purchasing pre-paid services cards. Now, our services are billed to mobile phone customers in one of two ways: (1) certain of our customers pay for our services in advance when they purchase our services and a mobile phone together in a premium package (through our relationship with Chengao and Sifang Information), and (2) our other customers (who do not purchase our services as part of any such premium package) are billed by the mobile operators, who collect the fees for our services, including both our data access and short message services, from their mobile phone subscribers. The mobile operators then pass those fees (net of fees charged by the mobile operator) to our affiliated value-added service providers, Sifang Information and Tianci, who in turn pass those fees to us in return for a small fee pursuant to the terms of information service and cooperation agreements between us and each of them.

     Our management team utilizes our experience in China to develop close ties with the key personnel of the mobile operators at the central and provincial levels. As of December 31, 2006, we had ten sales professionals strategically located in provinces and municipalities concentrated in the eastern and southern regions of China to work closely with the mobile operators at the local level, where pricing and important marketing and operational decisions are made. Our sales network enables us to work closely with operators to facilitate the approval required for new service offerings and for related pricing and to enjoy enhanced marketing and promotional support. We are also able to gain insight into developments in the local markets and the competitive landscape, as well as new market opportunities. Our sales professionals are well-incentivized; most of their compensation is tied to usage of our services in the applicable region.

     Coordinated Marketing Campaigns. Our affiliated wireless service providers cooperate in marketing campaigns with China Mobile and China Unicom. These network operators distribute literature marketing us and our affiliates.

     Non-Operator Channels. We also focus on non-mobile operator sales and marketing activities, such as:

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

     Customer Research. Our sales, marketing and product development activities are supported by our five-member customer research department. This department focuses our sales efforts in the following three distinct phases:

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

     Customer Services. We pride ourselves in providing high quality customer service. Our dedicated customer service center based in Shanghai provides our users real-time support and is staffed by 20 full-time professionals. The center currently operates everyday from 7:00 a.m. to 10:00 p.m. We strive to achieve the fastest response times and highest customer satisfaction levels in the industry.

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

o Expand our marketing channels by continuing to develop integrated marketing campaigns with traditional media outlets and other media companies; and


Employees

     The following table summarizes the functional distribution of our employees as of December 31, 2005 and 2006:

                                                  December 31
                                          2005                  2006
Business Development                       10                    10
Customer                                   20                    20
Human Resources                             2                     2
Legal and Administrative                    2                     2
Products Development                       25                    25
Customer Research                           5                     5
Finance                                     3                     3
Investor Relations                          2                     1
Sales and Marketing                        25                    20
Technical Support                          10                     5
Total                                     109                    93


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

o In the third quarter of 2006, the Ministry of Information Industry of the People's Republic of China initiated a nation-wide management specific plan as well as introduced a series of policies and measures to regulate the SP market. With the introduction of these policies and measures that set very strict rules on the provisions of information services provided by value-added service providers, our advertising service business was seriously affected. We generated only $ 334,844 revenue from the above-mentioned advertising services in 2006.

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

Terminated 2006 Acquisition

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

     Mr. Zhang Naiyao failed to meet the condition mentioned-above within the period prescribed. In 2006, we decided not to pursue the above-mentioned acquisition of Kena. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. We also reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006.


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

     In the opinion of our Chinese counsel, Sifang Information and Tianci each possess such licenses, permits, certificates, authorities and approvals, issued by appropriate governmental agencies or bodies in the People's Republic of China, as are necessary to conduct its business as presently conducted as well as to perform its obligations under any contracts between it and China Mobile and China Unicom, respectively. In addition, in the opinion of Chinese Legal Group (Shanghai), TCH is not in breach of or in default under any laws of the People's Republic of China or any approval, consent, waiver, authorization, exemption, permission, endorsement or license granted by any People's Republic of China governmental agencies. There are, however, substantial uncertainties regarding the interpretation and application of current and future Chinese laws and regulations, as discussed below.

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

     Government regulation of the telecommunications and Internet industries is highly complex. New regulations could increase our costs of doing business and prevent us from efficiently delivering our services. These regulations may stop or slow down the expansion of our wireless value-added information services customer base and limit access to our services. In the third quarter of 2006, the Ministry of Information Industry of the People's Republic of China initiated a nation-wide management specific plan as well as introduced a series of policies and measures to regulate the SP market. With the introduction of these policies and measures that set very strict rules on the provisions of information services provided by value-added service providers, the advertising service business of us was seriously affected. We generated very little revenue from the value-added advertising services in 2006 and determined that future undiscounted cash flows associated with the assets involved in the advertisement services provided to Tianci Real Estate were uncertain, and may not be sufficient to recover their carrying values and so these assets were written down to zero as of December 31, 2006.

     Also in 2006, we decided not to pursue the acquisition of Kena under a series of agreements signed in 2005. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. We also reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006.

     The above-mentioned situation forced us to take certain actions and continues to implement changes designed to improve the Company's financial results and operating cash flows. The action involves change of business operations from the mobile phone distribution business and provision of information value-added services to sales of energy-saving products. The place of business is also going to reallocate from Shanghai to Shaanxi Province.

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

     We are dependent upon "Bank Digital TV's Cooperation Agreement" and the Advertisement Agency Contract, where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate, a related party. With the introduction of the policies and measures adopted by China's Ministry of Information Industry in 2006 that set very strict rules on the provisions of information services provided by value-added service providers, our advertising services was seriously affected. The Advertisement Agency Contract between Tianci Real Estate and Sifang Media was not renewed after it was terminated in November 2005. As the result, the Company determined that future undiscounted cash flows associated with the assets involved in the advertisement services were uncertain, and may not be sufficient to recover their carrying values and so these assets were written down to zero as of December 31, 2006. TCH received a net fee of [$NIL] from Tianci Real Estate during the years ended December 31, 2006, which was a significant decrease compare to the net fee of $1,879,965 received from Tianci Real Estate during the year ended December 31, 2005.

     As to the services that TCH provided through Sifang Media to assist in the promotion of TV ads for the customers of Sifang Media, for the same reason described above, TCH received a net fee of $334,844 for providing the service via Sifang Media during the fiscal year of 2006, which is also a significant decease compared to $881,633 received during the fiscal year of 2005 respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We currently occupy two office spaces in the Shanghai region. We lease the first office space, located at 429 Guangdong Road, Shanghai, People's Republic of China 200001, for approximately $50,000 a year. This office space contains our corporate headquarters, and is approximately 250 square meters. We own the second office space, located at 689 Laoshandong Road, Shanghai, People's Republic of China 200120, which houses our administration, technical team and servers, and is approximately 800 square meters. We believe that these two properties are adequately covered by insurance. In addition, we believe that we will be able to obtain adequate facilities, principally through the leasing of appropriate properties, to accommodate our future expansion plans.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "CHDW." ("CREG" after March 8, 2007). On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from "BAQI" to "CHDW." On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from "CHDW" to "CREG". On March 31, 2007, the last reported sales price for our common stock was $0.20 per share.

The following table sets forth, for quarters indicated, the range of closing high and low bid prices for our common stock as reported by NADS Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

Common Stock

By Quarter Ended                       High           Low

Fiscal 2005

March 31, 2005                         $5.50          $3.42
June 30, 2005                          $5.20          $1.40
September 30, 2005                     $3.01          $1.41
December 31, 2005                      $2.49          $1.60

Fiscal 2006

March 31, 2006                         $0.80          $0.70
June 30, 2006                          $0.29          $0.22
September 30, 2006                     $0.14          $0.12
December 31, 2006                      $0.27          $0.25

Fiscal 2007

March 31, 2007                         $0.20          $0.20



     As of March 31, 2007, there were 17,147,268 shares of our common stock outstanding held by approximately 2,553 shareholders of record.

     We did not pay any cash dividends on our common stock in fiscal 2004, 2005 or 2006. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

Discussion and Analysis of Operating Results

Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005

Revenue

Total Revenues

     Total revenue consists of product sales, product sales to related parties, and net information and advertising service revenue. Total revenue for the 2006 fiscal year decreased by $17,529,586, representing a decrease of approximately 85.8%, to $2,889,436, as compared to $20,419,022 for the same period of the prior year. The decrease was mainly due to (1) the significant decline of products sales to non-related and related third parties and (2) the serious negative effect on our advertising services imposed by China's more strict national ruling on advertisement services adopted in 2006. The market for mobile phones in China is also gradually becoming saturated.

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

     Revenue from product sales for our 2006 fiscal year decreased by $5,725,793, representing a decrease of approximately 99.1%, to $ 49, 276 as compared to $5,775,069 for the prior year. The decrease was mainly due to market factors. The market for mobile phones in China is becoming saturated along with intensified competition developing among mobile phone distributors.

     We entered an agreement to distribute select Nokia mobile phones exclusively in the Shanghai region of China in May 2005 and obtained the right to distribute two popular models of Nokia's mobile phones. Initially, we believed that this agreement would enhance both our market share and profitability. However, as a result of the sudden change in the market factors during the latter half of 2005 and 2006, the sales mark-up of the Nokia mobile phones to our customers dropped significantly. As a result, the management of the Company continued to cease the mobile phone distribution business in December 2006. The continued cease of the said business also contributed to the significant decline of our product sales.

Product Sales to a Related Party

     We distributed Samsung mobile phones to our related party, Shanghai Shantian Telecommunication Co. Ltd. ("Shantian"), in which Sifang Information holds a 51% equity interest, for its retail market channel and facility. Revenue from product sales to related third parties for our 2006 fiscal year decreased by $ 9,894,763, representing a decrease of approximately 93.2%, to $ 713,524 as compared to $10,608,287 for the prior year. Accounts receivable includes $nil and $1,583,512 due from Shantian as of December 31, 2006 and 2005 respectively. The decrease was also mainly due to market factors. The market for mobile phones in China is becoming saturated along with intensified competition developing among mobile phone distributors.

     There were no mobile phone sales to Tianci Industry and Tianci Group during the year ended December 31, 2005 and During the year ended December 31, 2006.

Information Service Revenue, Net

     Total information service revenue net of related business tax and service fee for the 2006 fiscal year increased by $517,724, representing a increase of approximately 40.6%, to $1,791,792 compared to $1,274,068 for the the prior year.


Advertising Service Revenue, Net

     Revenue from advertisement services, net of related business tax and service fee, for our 2006 fiscal year decreased by $ 2,426,754, representing a decrease of approximately 87.9%, to $ 334,844 as compared to $2,761,598 for the prior year. The decrease was mainly because there was no service fee received from Tianci Real Estate during the year ended December 31, 2006 as the Advertisement Agency Contract between Tianci Real Estate and Sifang Media was terminated in November 2005.The decrease was mainly due to the introduction of the policies and measures adopted by China's Ministry of Information Industry in 2006 that set very strict rules on the provisions of information services provided by value-added service providers.

     In 2005, We launched a new digital media project to move into the media market. In conjunction with charitable organizations, we have installed donation boxes with digital TV incorporated on top of them in the main lobbies of commercial banks, hotels, malls and other public locations to call the public's attention to the charity and broadcast commercial advertisements. We also reached an agreement with CCF, a national non-profit charitable organization, which enables the Company to install donation boxes for CCF in banks and other commercial locations throughout China that will also have the Company's out-of-home digital television advertising media platform attached. We believed the earnings potential from the advertising service will be a new source of profit in view of the upcoming Special Olympic World Summer Games in 2007 and World Exposition in 2010 to be held in Shanghai. In addition, during the 2006 fiscal year, TCH rendered advertisement designing and producing services to Tianci Real Estate, a related party, for publicity and promoting its apartment.

     However, in the third quarter of 2006, the Ministry of Information Industry of the People's Republic of China initiated a nation-wide management specific plan as well as introduced a series of policies and measures to regulate the SP market. These policies and measures set very strict rules on the provisions of information services provided by value-added service providers and started to show their effects on the industry in December 2006. Our advertising service business was seriously affected. We generated very little revenue from the above mentioned projects we launched in 2005. We also determined that future undiscounted cash flows associated with the assets involved in the advertisement services provided to Tianci Real Estate were uncertain, and may not be sufficient to recover their carrying values and so these assets were written down to zero as of December 31, 2006.

Cost of Goods Sold

     The cost of goods sold for the 20065 fiscal year decreased by $15,061,459 to $963,500, compared to $16,024,959 for the prior year, representing a decrease of approximately 94%. The percentage of decrease, which was lower than the decrease in revenue from product sales, resulted from the declining product markup as the Chinese market is gradually becoming saturated.

Cost of Service


     The cost of service for the 2005 fiscal year increased by $519,724 to $1,342,902 compared to $823,178 for the prior year, representing a increase of approximately 63.1%. The increase was mainly due to the increase of information fees paid to content providers for the value-added service. During the 2006 fiscal year, we continued to maintain current fee structures and to establish collaborative relationships or partnerships with mobile operators and certain information content providers in China.

Gross Profit

     After taking into account the cost of goods sold and cost of service, our gross profit for the 2006 fiscal year decreased by $2,987,851 to $583,034, representing a decrease of approximately 83.7%, compared to gross profit of $3,570,885 for the prior year. The decrease in gross profit was primarily attributable to the continuing decline in mobile phone sales to non-related and related parties and decline in advertising services during the 2006 fiscal year.

     The following table summarizes certain information related to the various components of revenue.


                          Advertising        Sales of         Mobile         Beep
                              service         mobile          phone         pagers
2006                          revenue         phones         service        service      Corporate            Total
----                          -------         ------         -------        -------      ---------            -----

Revenue, net                $  334,844     $  762,800    $ 1,430,252      $  361,540     $        -     $  2,889,436
Cost of revenue                110,876        963,500      1,043,204         188,822              -        2,306,402
Gross profit                   223,968       (200,700)       387,048         172,718              -          583,034
Gross Profit Ratio
Depreciation                         -              -        110,924               -         78,442          189,366
Interest expense                     -             --              -               -              -                -
Net income (loss)              224,745       (509,518)       102,293         (45,895)   (10,349,043)     (10,577,418)
Total assets                         -              -              -               -      4,464,612        4,464,612
Expenditure for
   long-lived assets                 -              -              -               -              -                -


Sales and Marketing Expenses

     Sales and marketing expenses for the 2006 fiscal year increased by $20,088 to $154,727 compared to $134,639 the prior year, representing a increase of approximately 14.9%. The increase was primarily due to the increase in commission fees paid to the salesmen for mobile phones and advertising expenses.

General and Administrative Expenses

     General and administrative expenses for the 2006 fiscal year decreased by $283, 209 to $967,957 compared to $1,251,166 for the same period of the prior year, representing a 22.6% decrease.

Impairment Costs

     In 2006, during the course of our strategic review of the assets involved in the mobile phone sales and information service operations, we determined that future undiscounted cash flows associated with these assets were uncertain and may not be sufficient to recover their carrying values and so these assets were written down to zero as of December 31, 2006. Also in 2006, we decided not to pursue the acquisition of Kena under a series of agreements signed in 2005. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. We also reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006. As the result, the total amount of impairment costs for Fiscal 2006 are $ 7,114,047, including $ 856,457 for property and equipment and $ 6,257,590 for deposit for business acquisition.

Due From Related Parties

     The amount due from Sifang Information and Sifang Media as of December 31, 2006 are trade related and relating to the mobile phone distribution business.

     During  January  2006,  the Company  entered into an agreement  with Sifang
Information for the establishment of a new joint venture entity with a third party. The purpose of the joint venture entity is to act as a sole advertising agent of TCH. The Company advanced a total of $2,499,969 to Sifang Information to contribute to the joint venture. This, together with the trade receivables related to the mobile phone distribution business, made up a total balance of $6,446,275 receivable from Sifang Information as of December 31, 2006. As of December 31, 2006, the Company decided to provide a provision of $3,000,000 for
1) the full amount advance to the joint venture and 2) the long outstanding portion of the receivable from Sifang Information.

Governmental subsidy

     During the year ended December 31, 2006, the Company received a general government subsidy from the local bureau, which is equivalent to 3.5% of the taxable income of TCH throughout the period from January 2005 to December 2005. The subsidy is non-recurring and subject to government approval. The amount of such government subsidy for the years ended December 31, 2006 and 2005 was $118,262 and $108,476 respectively.

Interest income (expense)

     During our 2006 fiscal year, the interest income derived from bank deposits was $ 5,135.


Income Tax

     The Company's PRC subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown area and has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is also entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the actual income tax rates of TCH at 15% for both years ended December 31, 2006 and 2005. The deferred tax assets are determined based on the income tax rates applicable at the TCH level.


     There is no income  tax for  companies  domiciled  in the  Cayman  Islands.

Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

     The total income tax for our fiscal 2006 was $ 36,633, compared to $481,743 for the same period of the prior year


Comprehensive Income (Loss)

     We recorded comprehensive loss of $ 9,825,415 for the 2006 fiscal year, a $11,921,918 decrease compared to comprehensive income of $2,096,503 for the prior year, representing a decrease of approximately 568.7%. The comprehensive loss was attributable to (i) the decrease in the gross profit generated in the 2006 fiscal year, (ii) the impairment cost in 2006 (iii) the appreciation of Chinese RMB to US dollars.


Net Earning (Loss) Per Share

     We recorded a net loss per share in 2006 fiscal year. The net loss per share for the 2006 fiscal year was $ 0.62, a $ 0.73 decrease compared to the $0.10 net earning per share for the prior year. The loss was attributable to (i) the decrease in the gross profit generated in the 2006 fiscal year, (ii) the impairment cost in 2006 (iii) the appreciation of Chinese RMB to US dollars.


Liquidity and Capital Resources

     Our cash balance decreased from $3,578,367 as of December 31, 2005 to $252,000 as of December 31, 2006. This decrease in cash and cash equivalents was primarily due to the decrease in the collection of accounts receivable. At December 31, 2006 and 2005, our net working capital was $9,877,040 and $3,346,637 respectively.

     Net cash used in operating activities was $ 4,079,333 during our 2006 fiscal year, compared to net cash generated from operating activities of $ 5,290,767 during the prior year. The loss of net cash flow from operating activities was due mainly to the adjustment of $ 10,577,418 to reconcile net earnings to net cash from operating activities and the non-collection of $ 3,351,306 due from related parties in 2006 fiscal year.

     Net cash generated in investing activities for the 2006 fiscal year decreased to $963, compared to net cash used in investing activities of $3,551,569 for the same period of the prior year.

     Net cash provided by financing activities for the 2006 fiscal year was $ 0 compared to $1,500,000 for the same period of the prior year. We did not generate any cash from financing activities in 2006 fiscal year.


Recent Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements--An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions", when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company's financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140", which is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company's financial position or results of operations.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     In September 2006, the SEC released SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

     In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of China Digital Wireless, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Zhong Yi (Hong Kong ) C.P.A. Company, Ltd. are presented beginning at page F-1.

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

     There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

     Not applicable


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table provides information about our executive officers and directors and their respective ages and positions as of December 31, 2006 and March 30, 2007:

As of December 31, 2006
Name                       Age      Title
Tai Caihua                 49       Director, President, Chairman of the Board
Huang Tianqi               34       Director, Chief Technology Officer
Jing Weiping               42       Director
Mao Ming                   44       Director
Song Jing                  30       Director
Fu Sixing                  45       Director, Chief Executive Officer

Yu Ruijie                  43       Director
Zhang Xiaodong             38       Director
Huang Wei                  43       Director
Qian Fang                  47       Chief Financial Officer

As of March 31, 2007
Name              Age               Title
Ku Guohua         45       Director, President, Chairman of the Board,
                           Chief Technology Officer
Wu Guangyu        35       Chief Executive Officer
Zheng Hanqiao     49       Director
Mingda Rong       39       Director, Chief Financial Officer

     The change of the Board incurred on January 24, 2007, a group of individuals ("Purchasers") entered a share purchase agreement with a group of shareholders ("Sellers") of China Digital Wireless, Inc. ("Company") to purchase 12,911,835 shares of Company's common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490, 000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company.

     In connection with the share purchase agreement date on January 24, 2007, Caihhua Tai (Chiarman of the Board and President of the Company), Ming Mao
(Director), Sixing Fu(Director, Chief Executive Officer), Xiaodong Zhang(Director), Tianqi Huang(Director, Chief Technology Officer), Wei Huang (Director), Jing Song (Director), Ruijie Yu (Director), and Weiping Jing (Director) resigned from their positions in the Board and the offices of Company. Fang Qian also resigned from her position as the Chief Financial Officer of the Company.

     Guohua Ku, Hanqiao Zheng, Guangyu Wu and Mingda Rong become the Directors of the Board. The Board also appointed the following individuals to the following offices: Guohua Ku, President and Chairman of the Board of Directors, Chief Technology Officer Guangyu Wu, Chief Executive Officer, Secretary Mingda Rong, Chief Financial Officer

     Tai Caihua has served as our president, chairman of our board of directors and a member of our board of directors since June 23, 2004. Mr. Tai has been (i) the president and sole director of our wholly owned subsidiary, Sifang Holdings, since February 2004; (ii) chairman of the board of directors of Sifang Holdings' wholly owned subsidiary, TCH, since our inception in May 2004; (iii) director and general manager of Shanghai Tianci Industry (Group) Co., Ltd., one of our affiliates, since January 1994 and (iv) a director of Sifang Information, one of our affiliates, since December 2001. Mr. Tai holds a Masters of Business Administration from the Macau University of Science and Technology.

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

     Guohua Ku, aged 45, graduated from Northwestern University (China) with the Master of Business Administration. He had served as the senior technology and marketing officer for several large Chinese state-owned companies. He gained tremendous experiences and developed exceptional expertise on the development and operation of TRT programs and energy recycling systems.

     Hanqiao  Zheng,  aged  49,  graduated  from   Northwestern   University  of
Agricultural and Forestry Technologies. He worked in the Weinan Municipal Government from 1982 to 1996 and afterwards served at a management position in Shaanxi Province Machinery Import/Export Co., Ltd.

     Guangyu Wu, aged 35, graduated from the International Finance Program of Heilongjiang Harbin Investment Institute. He owns the title of Senior Economist and had worked in several large financial and commercial institutions including China Construction Bank, SEG Trust, and Sunark Pegasus Group. He is specialized in financial investment, business administration and strategic planning.

     Mingda Rong, aged 39, is a Chinese certified public accountant. He graduated from the Open University of Hong Kong with the Master of Business Administration. He served as the accountant in Xi'an Institute of Finance and Economics from 1989 to 2000. After that he worked in Xi'an Sigma CPA firm.

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

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. During 2006, our President and Chairman Tai Caihua filed a Form 4 . As of March 31, 2007, two of our directors, Guohua Ku and Hanqiao Zheng have filed a Form 3.


ITEM 10. EXECUTIVE COMPENSATION

None of the executive officers received salary and bonus compensation in excess of $100,000 during the 2006 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The following table sets forth, as of December 31, 2006 and March 31, 2007, the number and percentage of our 17,147,268 outstanding shares of common stock that were beneficially owned by (i) each director and executive officer of China Digital, (ii) each person known to China Digital to be the beneficial owner of five percent or more of the outstanding shares of common stock of China Digital, and (iii) all directors and officers of China Digital as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

 As of December 31, 2006


              Name                      Amount of Shares         Percent of
                                                                Voting Shares

Caihua Tai                                          8,639,220            40.3%
Ying Shi                                            1,791,743            10.5%
Jing Song                                             413,480             2.4%
Ming Mao                                              413,480             2.4%
Ruijie Yu                                             275,652             1.6%
Tianqi Huang                                          275,652             1.6%
Sixing Fu                                             275,652             1.6%
Wei Huang                                             275,652             1.6%
Weiping Jing                                          275,652             1.6%
Xiaodong Zhang                                        275,652             1.6%
Directors  and  Executive
officers  as a group                               12,911,835            75.2%


As of March 31, 2007


              Name                      Amount of Shares          Percent of
                                                                Voting Shares

Guohua Ku                                           9,073,700             52.9%
Hanqiao Zheng                                       2,406,365             14.0%
Ping Sun                                              745,880              4.3%
Qianping Huang                                        157,755              0.9%
Xiaohong Zhang                                         72,018              0.4%
Lixia Zhang                                           456,117              2.7%
Directors  and  Executive
officers  as a group                               12,911,835             75.2%


(1) Under applicable rules promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, a person is deemed the

"beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person's economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through (x) the exercise of any option or warrant or (y) the conversion of another security. (2) In determining the percent of our common stock owned by a person (a) the numerator is the number of shares of our common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 17,147,268 shares of our common stock outstanding on March 31, 2007 and (ii) any shares of our common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator include shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related parties are related through common ownership with the major shareholder of the Company:

     Shanghai Sifang Information Technology Co. ("Sifang Information") Shanghai Tianci Industry Co. Ltd. ("Tianci Industry") Shanghai Tianci Industry Group Co. Ltd. ("Tianci Group") Shanghai Shantian Telecommunication Co. Ltd. ("Shantian") Shanghai Sifang Telecommunication Co. Ltd. ("Sifang Telecom") Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") Shanghai Sifang Media Co., Ltd. ("Sifang Media").

     During the year ended December 31, 2006, TCH sold Samsung GSM mobile phones valued at $713,524 at a gross profit margin of 4% or $26,531 to Shanghai Shantian Telecommunication Co. Ltd. ("Shantian"), compared to $10,608,287 at a gross profit margin of 4% or $382,371 for the year ended December 31, 2005. Accounts receivable includes $nil and $1,583,512 due from Shantian as of December 31, 2006 and 2005 respectively.

     In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a net fee of $332,239 and $1,879,965 from Tianci Real Estate for providing the service during the years ended December 31, 2006 and 2005 respectively. The Advertisement Agency Contract between Tianci Real Estate and Sifang Media was terminated in November 2005.

     TCH, through Sifang Media, entered into certain agreements with customers, where TCH will assist in the promotion of TV ads for these customers. TCH received a net fee of $334,844 and $881,633 for providing the service via Sifang Media during the fiscal year of 2006 and 2005 respectively.

     Pursuant to the service agreements between TCH and Sifang Information, TCH was allowed to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information and Sifang Information also provided other management support and marketing services to TCH.

     Sifang Information signed a leasing agreement with the Tianci Real Estate for leasing its apartment for office use. During the years ended December 31, 2006 and 2005, TCH paid rental expense of $50,378 and $49,565 respectively to Tianci Real Estate.

     The amount due from Sifang Information and Sifang Media as of December 31, 2005 are trade related and relating to the mobile phone distribution business.

     During  January  2006,  the Company  entered into an agreement  with Sifang
Information for the establishment of a new joint venture entity with a third party. The purpose of the joint venture entity is to act as a sole advertising agent of TCH. The Company advanced a total of $2,499,969 to Sifang Information to contribute to the joint venture. This, together with the trade receivables related to the mobile phone distribution business, made up a total balance of $6,446,275 receivable from Sifang Information as of December 31, 2006. As of December 31, 2006, the Company decided to provide a provision of $3,000,000 for
1) the full amount advance to the joint venture and 2) the long outstanding portion of the receivable from Sifang Information.

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

10.8 Stock Purchase Agreement by and between Chinamerica Fund, LP and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.9 Stock Purchase Agreement by and between Chinamerica Acquisition, LLC and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.10 Stock   Purchase   Agreement   by  and  between  Gary  Evans  and  Boulder
     Acquisitions, Inc. dated as of June 28, 2004. (2)

10.11 Selling Stockholders Agreement by and among Boulder Acquisitions, Inc. and the Selling Stockholders listed on Schedule A thereto dated as of June 28, 2004. (5)

10.12 English Summary of the Equity Transfer Termsheet for Shanghai Kena Energy Saving Electric Co., Ltd. by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, and Ms. Zheng Chang dated as of December 29, 2005. (6)

10.13 English Summary of the Agreement relating to the assignment of debt under the Equity Transfer Agreement by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, Ms. Zheng Chang and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005. (6)

10.14 English Summary of an Agreement relating to transfer of patent ownership by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.15 English Summary of an Agreement relating to transfer of right to make patent application by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.16 English Summary of an Agreement in relation to assignment of debt under the Agreements for the transfer of patent rights by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005 (as amended by the parties on February 10, 2006). (6)

10.17 Share Purchase Agreement Dated on January 24, 2007 between individual purchasers and shareholders of China Digital Wireless, Inc. (7)

10.18 TRT Joint Operation Agreement between Shanghai TCH Data Technology Co. Ltd. and Xi'an Yingfeng Science and Technology Co.Ltd. dated February 1, 2007.(8)

14   Code of Ethics.

21.1 Subsidiaries of the Registrant. (4)

31.1 Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-----------------------------------------
(1) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Commission on January 28, 2002, and which is incorporated herein by reference.
(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 8, 2004, and which is incorporated herein by reference.
(3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2004 as filed with the Commission on August 23, 2004, and which is incorporated herein by reference
(4) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 as filed with the Commission on November 12, 2004, and which is incorporated herein by reference.
(5) Previously filed as an exhibit to the Registrant's Post-Effective Amendment No. 1 on Form SB-2 as filed with the Commission on September 12, 2005, and which is incorporated herein by reference.
(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 17, 2006, and which is incorporated herein by reference.
(7) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated January 24, 2007.
(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 9, 2007.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2006 and 2005

Audit Fees

     The aggregate audit fees for 2006 were $114,000. The amounts include fees for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements as of and for the 2005 fiscal year and reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2006.

     The aggregate audit fees for 2005 were $236,267. The amounts include fees for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements for the 2004 fiscal year and reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2005.

Audit-Related Fees

     There was $ 9,000 audit-related fee billed by Grobstein, Horwath & Company, LLP in connection with this Form 10-KSB for fiscal year 2006.

Tax Fees

     There were $ 8,000 fees for tax services billed by Grobstein, Horwath & Company, LLP for tax services rendered to the Company for 2006 fiscal years.

All Other Fees

     There were no additional aggregate fees billed by Grobstein, Horwath & Company, LLP for other services rendered to the Company for the 2005 or 2006 fiscal years.

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

By
                          /s/Guohua Ku
-----------------------------------------------------------------
                            Guohu Ku
               President and Chairman of the Board
                  (Principal Executive Officer)

                      Date: April 12, 2007

By
                          /s/Guangyu Wu
-----------------------------------------------------------------
                           Guangyu Wu
                     Chief Executive Officer
                  (Principal Executive Officer)

                      Date: April 12, 2007
By
                          /sMingda Rong
-----------------------------------------------------------------
                           Mingda Romg
                     Chief Financial Officer
                  (Principal Executive Officer)

                      Date: April 12, 2007
By
                        /s/Hanqiao Zheng
-----------------------------------------------------------------
                          Hanqiao Zheng
                            Director

                      Date: April 12, 2007

                       CHINA RECYCLING ENERGY CORPORATION

        (KNOWN AS "CHINA DIGITAL WIRELESS, INC." PRIOR TO MARCH 8, 2007)

                        Consolidated Financial Statements
                 For The Years Ended December 31, 2006 and 2005

     (With Reports of Independent Registered Public Accounting Firm Thereon)

                   ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

                          Certified Public Accountants


                          CHINA DIGITAL WIRELESS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent  Registered  Public Accounting Firm -
Zhong Yi (Hong Kong)C.P.A. Company Limited                                   F-2
Report of Independent Registered Public Accounting Firm -
Grobstein, Horwath &Company LLP                                              F-3
Consolidated Balance Sheets                                                  F-4
Consolidated Statements of Operations And Comprehensive
Income (Loss)                                                          F-5 - F-6
Consolidated Statements of
Cash Flows                                                             F-7 - F-8
Consolidated Statements of Stockholders' Equity                              F-9
Notesto Consolidated Financial Statements                            F-10 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of China Digital Wireless, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Wireless, Inc. and Subsidiaries ("the Company") as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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



GROBSTEIN, HORWATH & COMPANY LLP
Sherman Oaks, California
March 31, 2006


                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005
 (Currency expressed in United States Dollars ("US$"), except for number of shares)

                                                              2006           2005
                                                              ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                             $    252,000    $  3,578,367
  Accounts receivable, net                                      --           844,977
  Inventories, net                                              --            62,386
  Advances and deposits to suppliers                         755,635          19,970
  Deferred tax assets                                           --            12,846
  VAT recoverable                                             10,702            --
  Due from related parties                                 3,446,275       3,094,969
                                                        ------------    ------------
Total current assets                                       4,464,612       7,613,515
                                                        ------------    ------------
Non current assets:
  Property and equipment, net                                   --         1,105,756
  Deposit for business acquisition                              --         6,257,590
                                                        ------------    ------------

                                                                --         7,363,346
                                                        ------------    ------------
                                                        ------------    ------------

                                                        $  4,464,612    $ 14,976,861
TOTAL ASSETS
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $       --      $    881,218
  Advance from customers                                     141,832           6,399
  Deferred revenue                                            33,299          31,598
  VAT payable                                                   --            92,649
  Income tax payable                                             437         193,586
  Due to related parties                                        --           223,399
  Other current liabilities                                  942,407         375,960
                                                        ------------    ------------
Total current liabilities                                  1,117,975       1,804,809
                                                        ------------    ------------

Stockholders' equity:
  Common stock,
     $0.001 par value; 100,000,000 shares authorized;
     17,147,268 shares issued and outstanding                 17,148          17,148
  Additional paid-in capital                               4,229,845       4,229,845
  Statutory reserves                                         574,666         554,466
  Accumulated other comprehensive income                   1,037,674         285,671
  (Accumulated deficits) retained earnings                (2,512,696)      8,084,922
                                                        ------------    ------------
Total stockholders' equity                                 3,346,637      13,172,052
                                                        ------------    ------------
                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  4,464,612    $ 14,976,861
                                                        ============    ============

See accompanying notes to consolidated financial statements.



                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        FOR THE YEARS ENDED DECEMBER 31,
               2006 AND 2005 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)

                                                           2006           2005
                                                           ----           ----
Revenues:
   Product sales                                     $    555,961    $  5,775,069
   Product sales - related parties                        713,524      10,608,287
   Information service, net                             1,285,107       1,274,068
   Advertising service, net                               334,844       2,761,598
                                                     ------------    ------------

Total revenues                                          2,889,436      20,419,022
                                                     ------------    ------------

Cost of revenue
   Cost of revenue                                        504,347       5,800,878
   Cost of revenue - related parties                      686,993      10,224,081
   Cost of information service                          1,004,186         681,624
   Cost of advertising service                            110,876         141,554
                                                     ------------    ------------

Total cost of revenue                                   2,306,402      16,848,137
                                                     ------------    ------------

                                                     ------------    ------------

Gross profit                                              583,034       3,570,885
                                                     ------------    ------------


Operating expenses:
   Sales and marketing                                    154,727         134,639
   Allowance for doubtful accounts                         10,631            --
   Written-off on amounts due from related parties      3,000,000            --
   General and administrative                             967,957       1,251,166
                                                     ------------    ------------

                                                        4,133,315       1,385,805
Total operating expenses
                                                     ------------    ------------

                                                     ------------    ------------

(Loss) income from operations                          (3,550,281)      2,185,080
                                                     ------------    ------------


Other income (expense):
   Interest income                                          5,135            --
   Government subsidy                                     118,202         108,476
   Other income                                               206           8,387
   Interest expense                                          --            (9,093)
                                                     ------------    ------------

(Loss) income before income taxes                      (3,426,738)      2,292,850
Income tax expense                                        (36,633)       (481,743)
                                                     ------------    ------------

Net (loss) income                                    $ (3,463,371)   $  1,811,107
                                                     ============    ============

Other comprehensive income:
   - Foreign currency translation adjustment         $    752,003    $    285,396
                                                     ------------    ------------

Comprehensive (loss) income                          $ (2,711,368)   $  2,096,503
                                                     ============    ============

                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  (CONTINUED) FOR THE YEARS ENDED DECEMBER 31,
               2006 AND 2005 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)

                                                 2006                  2005
                                                 ----                      ----

Net (loss) income per common share -
 Basic and diluted
                                           $     (0.20)      $        0.11
                                           ================= ==================


Weighted average number of common shares
 outstanding - Basic and diluted            17,147,268          17,054,368
                                           ================= ==================

See accompanying notes to consolidated financial statements.


                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              (Currency expressed in United States Dollars ("US$"))

                                                            2006            2005
                                                            ----            ----
Cash flows from operating activities:
Net (loss) income                                        $(3,463,371)   $ 1,811,107
Adjustments to reconcile net (loss) income to net
cash (used in) provided by  operating activities:
  Depreciation                                               189,366        239,716
  Allowance for doubtful accounts                             10,631         (3,450)

  Written-off on amount due from related parties           3,000,000           --
  Loss (gain) on disposal of property and equipment           58,970         (8,914)
Changes in assets and liabilities:
  Accounts receivable                                        834,346      3,778,282
  Inventories                                                 62,386         39,310
  Advances and deposits to suppliers                        (735,665)       130,442
  Deferred tax assets                                         12,846         15,926
  Due from related parties                                (3,351,306)      (929,345)
  Accounts payable                                          (881,218)       825,379
  Advance from customers                                     135,433          6,399
  Deferred revenue                                             1,701       (586,096)
  VAT payable                                               (103,351)      (120,886)
  Income tax payable                                        (193,149)      (119,177)
  Due to related parties                                    (223,399)       123,139
  Other current liabilities                                  566,447         88,935
                                                         -----------    -----------

Net cash (used in) generated from operating activities    (4,079,333)     5,290,767
                                                         -----------    -----------

Cash flows from investing activities:
 Purchase of property and equipment                             --         (425,525)
 Proceeds on disposal of property and equipment                  963        309,214
 Due from related parties                                       --       (3,435,258)
                                                         -----------    -----------

Net cash generated from (used in) investing activities           963     (3,551,569)
                                                         -----------    -----------

Cash flows from financing activities:
  Common stock proceeds held in escrow                          --        1,500,000
                                                         -----------    -----------

Net cash generated from financing activities                    --        1,500,000
                                                         -----------    -----------

                                                         -----------    -----------

Foreign currency translation adjustment                      752,003        263,658
                                                         -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (3,326,367)     3,502,856

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               3,578,367         75,511
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $   252,000    $ 3,578,367
                                                         ===========    ===========




                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              (Currency expressed in United States Dollars ("US$"))

                                                                               2006            2005
                                                                               ----            ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for income taxes                                              $    23,582     $   590,481
                                                                         =============== ===============

   Cash paid for interest expenses                                         $         -     $         -
                                                                         =============== ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Impairment on deposit for business acquisition and property and
     equipment to additional paid-in capital                               $ 7,114,047     $         -
                                                                         =============== ===============
   Deposit for business acquisition in exchange for reduction in
     accounts receivable                                                   $         -     $ 6,257,590
                                                                         =============== ===============



See accompanying notes to consolidated financial statements.


                  CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
               2006 AND 2005 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)

                                                                                                                       Accumulated
                                                                                    Additional                            other
                                                             Common stock            paid-in         Statutory       comprehensive
                                                 No. of share           Amount       capital         reserves             income
                                                 ------------           ------       -------         --------             ------


Balance as of December 31, 2004                     17,018,692    $      17,019   $    4,229,974   $          -   $            275
Issuance of common stock in exchange for
  lock up agreements                                   128,576              129             (129)             -                  -
Transfer from retained earnings to statutory
  reserves                                                   -                -                -        554,466                  -
Components of comprehensive income
 - Foreign currency translation                              -                -                -              -            285,396
Net income for the year                                      -                -                -              -                  -
                                              ------------------  --------------  ---------------- -------------- ------------------
                                                    17,147,268    $      17,148   $    4,229,845   $    554,466   $        285,671
 Balance as of December 31, 2005

Components of comprehensive income
 - Foreign currency translation                              -                -                -              -            752,003
Transfer from retained earnings to
     additional paid-in capital                              -                -        7,114,047              -                  -
Impairment on deposit for business
     acquisition and property and equipment
     to additional paid-in capital                           -                -       (7,114,047)             -                  -
Transfer from retained earnings to statutory
     reserves                                                -                -                -         20,200                  -
Net loss for the year                                        -                -                -              -                  -
                                              ------------------  --------------  ---------------- -------------- ------------------

Balance as of December 31, 2006                     17,147,268    $       17,148  $    4,229,845   $    574,666   $      1,037,674
                                              ==================  ==============  ================ ============== ==================

                                                        Retained
                                                        earnings
                                                    (accumulated
                                                        deficits)            Total
                                                        ---------            -----

Balance as of December 31, 2004                        6,828,281 $      11,075,549
Issuance of common stock in exchange for
  lock up agreements                                           -                 -
Transfer from retained earnings to statutory
  reserves                                              (554,466)                -
Components of comprehensive income
 - Foreign currency translation                                -           285,396
Net income for the year                                1,811,107         1,811,107
                                               ------------------- -----------------
 Balance as of December 31, 2005                       8,084,922 $      13,172,052


Components of comprehensive income
 - Foreign currency translation                                -           752,003
Transfer from retained earnings to
     additional paid-in capital                       (7,114,047)                -
Impairment on deposit for business
     acquisition and property and equipment
     to additional paid-in capital                             -        (7,114,047)
Transfer from retained earnings to statutory
     reserves                                            (20,200)                -
Net loss for the year                                 (3,463,371)       (3,463,371)
                                               ------------------- -----------------

Balance as of December 31, 2006                       (2,512,696)  $       346,637
                                               =================== =================


See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND BUSINESS BACKGROUND

China Digital Wireless, Inc. ("CHDW") through its subsidiary sells mobile phones to retailers, distributors, and related parties, provides advertising services and provides information services to users of mobile phones and pagers. Substantially all of its operations are conducted in Shanghai, People's Republic of China ("PRC").

In order to meet  ownership  requirements  under  Chinese  law that  restrict  a foreign company from operating in certain industries such as value-added telecommunication, advertising service and internet services, CHDW's subsidiary has entered into information service and cooperation agreements with two of CHDW's affiliates that are incorporated in China: Shanghai Sifang Information Technology Co. ("Sifang Information") and Shanghai Tianci Industry Co. Ltd ("Tianci Industry"). CHDW holds no ownership interest in Sifang Information or Tianci Industry. Sifang Information and Tianci Industry contract with China Mobile Communications Corporation ("China Mobile"), and China United Telecommunications Corporation ("China Unicom"), to provide wireless value-added information services to wireless receiver customers in China via China Mobile and China Unicom. Sifang Information transmits those services to customers of China Mobile and China Unicom on behalf of itself and Tianci Industry pursuant to a signed agreement between Sifang Information and Tianci Industry.

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

Business History

CHDW's business is primarily conducted through its wholly-owned subsidiary Sifang Holdings and Sifang Holdings' wholly-owned subsidiary TCH Data Technology Co., Ltd. ("TCH"), that collectively with CHDW are referred to as the "Company". Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.

CHDW's current operations were originally a business division of Sifang Information. Sifang Information is a Shanghai-based privately owned enterprise established under the laws of the PRC on August 14, 1998. Sifang Information is engaged in the business of pager and mobile phone distribution and provides value added information services to the customers in the Shanghai metropolitan area. In March 2004, Sifang Information spun off its mobile phone distribution business and the majority of its value added information services business to TCH. As the acquiring entity under common control, TCH initially recognized all the assets and liabilities transferred at their carrying amounts in the accounts of Sifang Information at the date of transfer under the guidance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" Appendix D.

On May 26, 2004, Sifang Information exchanged 100% of its equity interest in TCH for a 100% equity interest in Sifang Holdings. Since the ultimate owners of the three entities were the same owners and the three entities remained under common control, the ownership exchange transaction was accounted for at historical costs under the guidance of SFAS No. 141 Appendix D. Prior to May 26, 2004, Sifang Holdings conducted no business activities. As a result of the exchange of ownership between TCH and Sifang Holdings, TCH's historical financial statements became the historical financial statements of Sifang Holdings.

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

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2006, the Company had a working capital of $3,346,637, a negative operating cash flow of $4,079,333 and the accumulated deficits of $2,512,696. Management has taken certain actions and continues to implement changes designed to improve the Company's financial results and operating cash flows. The action involves change of business operations from the mobile phone distribution business and provision of information value-added services to sales of energy-saving products, which is described in Note 19(c). The place of business is also going to reallocate from Shanghai to Xian Province. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

o Basis of Presentation
These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements.

o Use of Estimates
In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

o Basis of Consolidation
The consolidated financial statements include the accounts CHDW, its wholly owned subsidiary, Sifang Holdings, and its wholly owned subsidiary TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.

All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

o Cash and Cash Equivalents
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

o Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of December 31, 2006, the Company recorded an allowance for doubtful accounts of $10,631.

o Inventories
Inventories consist primarily of mobile phones and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Since 2004, the Company's major vendor began providing rebates and credits if the Company meets certain sales volume levels prescribed by the vendor. As a result, the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from the Company's accounts payable to its vendor and decrease the cost of goods sold or inventory held correspondingly. As of December 31, 2006, the Company recorded no inventories.


o Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

                                                             Depreciable life
                Buildings                                        20 years
                Software                                       2 - 3 years
                Office and other equipment                     2 - 5 years
                Motor vehicles                                 2 - 5 years

Expenditure for maintenance and repairs is expensed as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

o Capitalization of Software Costs
The Company's software is developed by an independent third party to enable pager users to accept certain recoded information which is transmitted by the Company, through affiliates, and enables mobile phone users to dial into the Company's server. The software is developed for internal use and gives the Company the ability to provide value added information services. In accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the external cost incurred to develop this internal-use software by an engineering company at the application development stage and amortizes that cost over the estimated economic life of the software (two or three years) which is consistent with the expected life of a particular type of mobile phone.

o Impairment of Long-life Assets
In accordance with SFAS No. 121, "Account ing for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine the carrying values are not impaired, as fully explained in Note 4.

o Revenue Recognition
The Company derives revenues from the sale of mobile phones, advertisement designing service and the provision of wireless information services that are used on mobile phones, pagers and prepaid phone cards. The Company additionally earns commission income ("Agency Income") from the sale of CDMA mobile phones on the behalf of a related party. The Company recognizes its revenues net of related business taxes and value-added taxes.

Mobile Phone Sales:
Revenues generated from the sale of mobile phones are recognized upon delivery to the distributor or retailer and the transfer of title and risk of loss.

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


The Company records the revenue from the Mobile Operators on a net basis in compliance with EITF 99-19, "Reporting Revenues Gross as a Principle versus Net as an Agent" because the Company:
- Is not the primary obligor in the arrangement, as it relies on Sifang Information to transmit the information services to the end user,
- Has limited ability to adjust the cost of services by adjusting the design or marketing of the service,
- Has limited ability to determine prices, the Company must follow the price policy within ranges prescribed by Mobile Operators, and
-    Has limited ability to assume risk of non-payment by customers.

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

o Cost of Sales
Cost of sales consists primarily of purchase costs of mobile phones, subscription costs of certain value-added information services such as trading activity information from stock exchanges, comments and analysis on the PRC stock markets provided by certain reputable security and investment companies, lottery information, and weather forecast.

o Deferred Revenue

Deferred revenue consists of primarily of payments received in advance from customers.

o Value-Added Tax
TCH is subject to value-added tax ("VAT") imposed by the PRC on TCH's domestic product sales. The output VAT is charged to customers who purchase mobile phones from TCH and the input VAT is paid when TCH purchases mobile phones from its vendors. The VAT rate applied for TCH is 17%. The input VAT can be offset against the output VAT.

o Advertising Expenses
The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Advertising Costs". Advertising expenses totaled $353 and $17,468 during the years ended December 31, 2006 and 2005, respectively.

o Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

o Income Taxes
The Company accounts for income tax using SFAS No. 109 "Accounting for Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

o Net (Loss) Income Per Share
The Company calculates net (loss) income per share in accordance with SFAS No. 128, "Earnings per Share". Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed similar to basic net (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of December 31, 2006 and 2005.

o Foreign Currencies Translation
The functional and reporting currency of the Company is the United States dollars ("U.S. dollars"). The accompanying consolidated financial statements have been expressed in U.S. dollars.

The functional currency of the Company's foreign subsidiaries is the Renminbi Yuan ("RMB"). The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the year. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity.

o Segment Reporting
SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four principal reportable segment, as more fully explained in Note 14.

o Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts receivables, inventories, advances and deposits to suppliers, accounts payable, other current liabilities, approximate their fair values due to the short-term maturity of these instruments.

o Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

All material related party transactions have been disclosed in the note 13 to consolidated financial statements.

o Recently Issued Accounting Standard
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements--An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions", when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140", which is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company's financial position or results of operations.

In July 2006,  the FASB issued FIN 48,  "Accounting  for  Uncertainty  in Income
Taxes--an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting
FIN 48 on its consolidated financial statements.

In September  2006,  the SEC released SAB No. 108,  "Considering  the Effects of
Prior  Year  Misstatements  when  Quantifying   Misstatements  in  Current  Year
Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the
SEC's  views on how the  effects  of the  carryover  or  reversal  of prior year misstatements  should be considered in quantifying a current year  misstatement.
The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006.  The Company is currently  evaluating the impact of SAB
108 but does not believe that the  application  of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements" ("SFAS
157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its financial position, cash flows and results of operations.

4. IMPAIRMENT  WRITE DOWN RECOGNISED AS A RESULT OF STRATEGIC  REVIEW OF CERTAIN
OPERATIONS

In 2006, during the course of the Company's strategic review of the assets involved in the mobile phone sales and information service operations, the Company determined that the carrying values of these property and equipment were impaired after recoverability test using future undiscounted cash flows. The carrying values of these assets were not recovered sufficiently and so were fully written down to additional paid-in capital as of December 31, 2006.

Also, the Company reviewed the future economic value of the deposit for business acquisition, as more fully mentioned in Note 13(h), and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down to additional paid-in capital as of December 31, 2006.

                                                                   Impairment charge to
                                          Net book value at                  additional       Net book value after
Assets                                    December 31, 2006             paid-in capital       the impairment charge
------                                    -----------------             ---------------       ---------------------
Property and equipment                    $        856,457            $       (856,457)           $             -
Deposit for business acquisition
acquisition                                      6,257,590                  (6,257,590)                         -
                                    ------------------------    ------------------------   -------------------------
                                          $      7,114,047            $     (7,114,047)           $             -
                                    ========================    ========================   =========================

5. ACCOUNTS RECEIVABLE, NET

                                                    2006                 2005
                                                    ----                 ----

Accounts receivable                         $       10,631      $      844,977
Less: allowance for doubtful accounts              (10,631)                  -
                                          -----------------  -------------------

Accounts receivable, net                     $           -      $      844,977
                                          =================  ===================


6. ADVANCES AND DEPOSITS TO SUPPLIERS

In December 2006, the Company via TCH began to engage in other activities in the energy saving and recycling industry, including purchasing certain equipments, devices, hardware and software for the construction and installation of top gas recovery turbine system ("TRT") and other renewable energy products. As of December 31, 2006, TCH paid an amount of $755,635 as a deposit to purchase software for the TRT project.


7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:
                                                         2006             2005
                                                         ----             ----
Buildings                                            $   999,997    $   967,507
Software                                                    --          568,704
Office and other equipment                                  --          488,984
Motor vehicles                                            92,225         89,229
                                                     -----------    -----------
                                                       1,092,222      2,114,424
Less: accumulated depreciation                          (235,765)    (1,008,668)

   impairment charge to additional paid-in capital      (856,457)          --

                                                     -----------    -----------
Property and equipment, net                          $      --      $ 1,105,756
                                                     ===========    ===========

Depreciation expenses for the years ended December 31, 2006 and 2005 were $189,366 and $239,716, respectively.

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

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                              2006                     2005
                                              ----                     ----

Other payables                        $      448,714          $      118,058
Employee welfare payable                     213,870                 206,462
Accruals                                     279,823                  51,440
                                ---------------------   ----------------------
                                ---------------------   ----------------------
                                                              $      375,960
                                      $      942,407
                                =====================   ======================



9. GOVERNMENT SUBSIDY



During the year ended 31 December 2006, the Company received a general government subsidy from the local bureau, which is equivalent to 3.5% of the taxable income of TCH throughout the period from January 2005 to December 2005. The subsidy is non-recurring and subject to government approval. The amount of such government subsidy for the years ended December 31, 2006 and 2005 was $118,202 and $108,476 respectively.



10. INCOME TAXES


The Company's PRC subsidiary, TCH, is registered at Pudong District in Shanghai and subject to a favorable income tax rate of 15% compared to a normal income tax rate of 33% (30% for the central government and 3% for the local government) under current PRC tax laws. Sifang Information is registered in the Shanghai downtown area and has been treated by the Shanghai Municipal Administration of Labor as an enterprise that provides unemployed and handicapped people with jobs. Accordingly, Sifang Information is also entitled to a favorable income tax rate of 15% and qualified for an income tax exemption for three years from January 1, 2000 to December 31, 2002, and a 50% income tax reduction for three years from January 1, 2003 to December 31, 2005. The income tax provisions presented in the Company's financial statements are based on the actual income tax rates of TCH at 15% for both years ended December 31, 2006 and 2005. The deferred tax assets are determined based on the income tax rates applicable at the TCH level.



There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

The income tax provision for the years ended December 31, 2006 and 2005 are as follows:

                                                     2006              2005
                                                     ----              ----

Current tax expense                              $  23,787         $ 465,343
Deferred tax                                        12,846            16,400
                                          ----------------- -----------------
                                          ----------------- -----------------
Income tax expense                               $  36,633         $ 481,743
                                          ================= =================

The components of (loss) income before income taxes are as follows:



                                                          2006            2005
                                                          ----            ----

Loss subject to Cayman Islands                      $ (250,995)     $ (737,758)
(Loss) income subject to the PRC                    (3,175,743)       3,030,608
                                                 --------------- ---------------
                                                 --------------- ---------------
(Loss) income before income taxes                  $(3,426,738)     $ 2,292,850
                                                 =============== ===============
                                                 =============== ===============
Income tax expense                                    $  36,633       $ 481,743
                                                 =============== ===============


The  reconciliation of income tax rate to the effective income tax rate based on
(loss) income before income taxes stated in the consolidated statement of operations for the years ended December 31, 2006 and 2005 are as follows:



                                          Year ended December 31,
                                       -------------------------------

                                                2006             2005
                                                ----             ----

(Loss) income before income taxes      $  (3,175,743)  $    3,030,608
Statutory income tax rate                         33%              33%
                                       --------------- ----------------

                                          (1,047,995)       1,000,101
Add: Adjustments
Income tax holiday                           (21,964)        (545,509)
Allowance for doubtful accounts              993,508           27,151

Change in deferred tax assets                 12,846                -
Others                                       100,238                -
                                       --------------- ----------------
Income tax expense                     $      36,633    $     481,743
                                       =============== ================

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2006 and 2005:



                                                Year ended December 31,
                                       ---------------------------------
                                                 2006             2005
                                                 ----             ----
Deferred tax assets:
 - Allowance for doubtful accounts         $ 451,595         $  6,670
 - Accrued liabilities                             -            6,176
                                       ---------------- ----------------
Total deferred tax assets                    451,595           12,846
Less: valuation allowance                  (451,595)                -
                                       ---------------- ----------------
Deferred tax assets                            $   -        $  12,846
                                       ================ ================


11. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.


The following table sets forth the computation of basic and diluted net (loss) income per share for the year indicated:


                                                        Year ended
                                                        December 31,
                                           ------------------------------------
                                                       2006               2005
                                                       ----               ----
Basic and diluted net (loss) income
 per share calculation:
 Numerator:
  Net (loss) income used in computing
  basic net (loss) income per share          $   (3,463,371)     $  1,811,107
                                           ================= ==================

 Denominator:
  Weighted average ordinary shares
  outstanding                                    17,147,268        17,054,368
                                           ================= ==================


Basic and diluted net (loss) income
 per share                                  $        (0.20)     $       0.11
                                           ================= ==================




12. CAPITAL TRANSACTIONS


On June 23, 2004, the Company issued 167,895 shares of its common stock to a consultant for services relating to the reverse merger that was completed in fiscal 2004. The trading price of the Company's common stock on June 23, 2004 was $3.60 per share, accordingly, the fair value of 167,895 shares was $604,422.



On June 23, 2004, the Company issued 166,667 shares of its common stock in exchange for services performed by an existing major shareholder of Boulder Acquisitions for his consulting services involved with the reverse merge. The common stock was issued at a price of $1.14 per share in exchange for gross proceeds of $190,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the shareholder before the reverse merger had been completed. Pursuant to the stock purchase agreement, the Company granted the existing shareholder an option which required the Company to purchase up to the aforementioned 166,667 shares of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is nine months after the Company files a registration statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. According to Topic D-98 from the SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC approved the registration filing and accordingly, the Company has recorded these shares in stockholders' equity as the contingency surrounding these shares expired as of February 8, 2005. On June 23, 2004, the trading price of the Company's stock at the end of the day was $3.60 per share. Due to the relationship between the parties, the difference between the price of $1.14 per share and the price of $3.60 per share was recorded as compensation by presenting $410,001 in additional paid-in capital and in general and administrative expenses.



     On June 28, 2004, the Company issued, in aggregate, 1,315,789 shares of its common stock to three investors at a price of $1.14 per share in exchange for gross proceeds of $1,500,000 based on a stock purchase agreement. The $1.14 per share price was pre-negotiated between the Company and the investors before the reverse merger had been completed. Pursuant to the signed stock purchase agreement, the Company granted to each of the three investors an option which requires the Company to purchase up to the aforementioned 1,315,789 shares, in aggregate, of common stock at a price of $1.14 per share, such option being exercisable at any time after the date that is nine months after the Company files a Registration Statement on Form SB-2 with the SEC, registering the shares purchased by the existing shareholder, up to and including the earlier of the date that such registration statement is declared effective by the SEC or the existing shareholder's shares are eligible for resale under Rule 144 under the Securities Act of 1933. As of December 31, 2004, the proceeds of $1.5 million were held in an escrow account with an agent who is related to a shareholder. As of December 31, 2004, the Company has treated the proceeds held in escrow as a current asset as the entire amount was released from escrow in March 2005 and paid to the Company. According to Topic D-98 from SEC, "Classification and Measurement of Redeemable Securities," these shares should be presented outside the permanent equity section. However, on November 12, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC, for registration of these securities to be sold to the public by small business issuers. On February 8, 2005, the SEC declared the registration statement effective. Accordingly, the Company has recorded these shares in stockholders' equity as the contingency surrounding these shares expired as of February 8, 2005.



In connection with the June 28, 2004 issuance of common stock, the Company incurred share issue costs of $217,481 and accounted for it as a reduction of additional paid-in capital.



Pursuant to a resolution in December 2006, the Company transferred its retained earnings of $7,114,047 to additional paid-in capital for the purpose of impairment charge on deposit for business acquisition and property and equipment. Descriptive details of deposit for business acquisition and property and equipment are mentioned in Note 13(h) and Note 7 and the Company determined that both items are non-trading nature. Also the Company reviewed the future economic value of both deposit and assets and determined that future undiscounted cash flows associated with these deposit and assets were uncertain and may not be sufficient to recover their carrying values and so was fully written down to additional paid-in capital.



13. RELATED PARTY TRANSACTIONS

(a)  Related Party Relationships

The following related parties are related through common ownership with the major shareholder of the Company:

Shanghai Sifang Information Technology Co. ("Sifang Information") Shanghai Tianci Industry Co. Ltd. ("Tianci Industry") Shanghai Tianci Industry Group Co. Ltd. ("Tianci Group") Shanghai Shantian Telecommunication Co. Ltd. ("Shantian") Shanghai Sifang Telecommunication Co. Ltd. ("Sifang Telecom") Shanghai Tianci Real Estate Co. Ltd. ("Tianci Real Estate") Shanghai Sifang Media Co., Ltd. ("Sifang Media").

(b)  Merchandise Sold to Related Parties

During the year ended December 31, 2006, TCH sold Samsung GSM mobile phones valued at $713,524 at a gross profit margin of 4% or $26,531 to Shanghai Shantian Telecommunication Co. Ltd. ("Shantian"), compared to $10,608,287 at a gross profit margin of 4% or $382,371 for the year ended December 31, 2005. There was no accounts receivable due from Shantian as of December 31, 2006 and 2005.

(c)  Advertising Services Rendered to Related Party

                                                Year ended December 31,
                                  -----------------------------------------
                                                2006                 2005
                                                ----                 ----
       Tianci Real Estate              $           -        $   1,879,965
                                  ==================== ====================

In January 2005, Sifang Media and TCH entered into the "Bank Digital TV's Cooperation Agreement", where TCH will assist in the promotion of TV ads for various customers, including Tianci Real Estate. TCH received a net fee of $nil and $1,879,965 from Tianci Real Estate for providing the service during the years ended December 31, 2006 and 2005 respectively. The Advertisement Agency Contract between Tianci Real Estate and Sifang Media was terminated in November 2005.

TCH, through Sifang Media, entered into certain agreements with customers, where TCH will assist in the promotion of TV ads for these customers. TCH received a net fee of $334,844 and $881,633 for providing the service via Sifang Media during the fiscal year of 2006 and 2005 respectively.

(d)  Service Provided by Related Party

                                           Year ended December 31,
                                   -----------------------------------------
                                   -----------------------------------------
                                                 2006                 2005
                                                 ----                 ----
       Sifang Information               $     473,534        $     426,009
                                   ==================== ====================

Pursuant to the service agreements between TCH and Sifang Information, TCH was allowed to use Sifang Information's facility (which may not be owned by foreign investors at the present time) to transmit the reformatted information and Sifang Information also provided other management support and marketing services to TCH.

(e)  Leasing From Related Parties

Sifang Information signed a leasing agreement with the Tianci Real Estate for leasing its apartment for office use. During the years ended December 31, 2006 and 2005, TCH paid rental expense of $50,378 and $49,565 respectively to Tianci Real Estate.

(f)  Amount Due From Related Parties

                                             As of December 31,
                                  -----------------------------------------
                                                2006                 2005
                                                ----                 ----

       Sifang Information                  $6,446,275          $ 2,165,624
       Sifang Media                                 -              929,345
                                  -------------------- --------------------
                                            6,446,275            3,094,969
       Less: Amount written-off           (3,000,000)                    -
                                  -------------------- --------------------
                                          $ 3,446,275          $ 3,094,969
                                  ==================== ====================

The amount due from Sifang Information and Sifang Media as of December 31, 2005 are trade related and relating to the mobile phone distribution business.

During January 2006, the Company entered into an agreement with Sifang Information for the establishment of a new joint venture entity with a third party. The purpose of the joint venture entity is to act as a sole advertising agent of TCH. The Company advanced a total of $2,499,969 to Sifang Information to contribute to the joint venture. This, together with the trade receivables related to the mobile phone distribution business, made up a total balance of $6,446,275 receivable from Sifang Information as of December 31, 2006. As of December 31, 2006, Sifang Information was informed of the non-continuous of the formation of the joint venture by the third party and it was determined that the amount is not to be recovered in the foreseeable future. As a result, the Companyprovided a provision of $3,000,000 for 1) the full amount advance to the joint venture and 2) the long outstanding portion of the receivable from Sifang Information.


(g)  Amount Due To Related Parties

                                            As of December 31,
                                 -----------------------------------------
                                 -----------------------------------------
                                               2006                 2005
                                               ----                 ----

       Tianci Real Estate              $          -        $     123,467
       Shantian                                   -               99,932
                                 -------------------- --------------------
                                       $          -        $     223,399
                                 ==================== ====================

The balance owed to Tianci Real Estate represented the expenses paid by Tianci Real Estate on behalf of the Company during the year ended December 31, 2005.

The balance owed to Shantian represents the advances received from Shantian for mobile phone sales. All of the above amounts due to related parties are unsecured, non-interest bearing and due on demand.

(h) Deposit for Business Acquisition

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

As Mr. Zhang Naiyao failed to meet the condition mentioned-above within the period prescribed, the Company decided not to pursue the above-mentioned acquisition of Kena. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. Consequently, the Company reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006.


14. SEGMENT INFORMATION

The Company currently operates in four principal business segments: (i) advertising service, (ii) sales of mobile phones, (iii) mobile phone services, and (iv) beep pagers service. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see
Note 3). The Company had no inter-segment sales for the years ended December 31, 2006 and 2005. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.



Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2006 and 2005:

                          Advertising       Sales of          Mobile         Beep
                              service        mobile           phone         pagers
2006                          revenue         phones         service        service      Corporate            Total
----                          -------         ------         -------        -------      ---------            -----

Revenue, net                $  334,844   $  1,269,485     $  736,742      $  548,365     $        -     $  2,889,436
Cost of revenue                110,876      1,191,340        815,364         188,822              -        2,306,402
Gross profit (loss)            223,968         78,145        (78,622)        359,543              -          583,034
Depreciation                         -              -        110,924               -         78,442          189,366
Interest expense                     -             --              -               -              -                -
Net income (loss)              224,746       (250,082)      (385,372)        121,202     (3,173,865)      (3,463,371)
Total assets                         -              -              -               -      4,464,612        4,464,612
Expenditure for
   long-lived assets        $        -    $         -      $       -      $        -     $        -      $         -


                          Advertising       Sales of          Mobile          Beep
                           service          mobile            phone         pagers
2005                       revenue          phones           service        service      Corporate            Total
----                       -------          ------           -------        -------      ---------            -----

Revenue, net              $ 2,761,598     $16,383,356     $  634,728      $  639,340     $        -    $  20,419,022
Cost of revenue               141,554      16,024,959        410,898         270,726              -       16,848,137
Gross profit                2,620,044         358,397        223,830         368,614              -        3,570,885
Depreciation                        -               -        191,773               -         47,943          239,716
Interest expense                    -               -              -               -          9,093            9,093
Net income (loss)           1,940,596         154,136         47,843         162,207       (493,675)       1,811,107
Total assets                        -         913,957        139,055               -     13,923,849       14,976,861
Expenditure for
   long-lived assets       $        -      $        -     $   71,542      $        -     $  353,983     $    425,525



15. CHINA CONTRIBUTION PLAN

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $45,122 and $54,430 for the years ended December 31, 2006 and 2005 respectively.



16. STATUTORY RESERVES

The Company's PRC subsidiary, TCH, is required to make appropriations to three reserve funds, comprised of the statutory surplus fund, the staff bonus and welfare fund, and the company expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the company expansion fund and the staff bonus and welfare fund are made at the discretion of the Board of Directors. The company expansion fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriation to the statutory surplus fund is suspended when the accumulated balances of the fund reached 50% of the registered capital of TCH.



For the years ended December 31, 2006 and 2005, TCH appropriated $20,200 and $554,466 respectively, to the reserves based on its net income under PRC GAAP.



17. CONCENTRATION OF RISK

(a) Major Customers and Vendors

     For the years ended December 31, 2006 and 2005, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues and purchases were derived from customers and vendors located in the PRC.

     For the years ended December 31, 2006 and 2005, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:


       Customers           Revenues                   Accounts receivable
       ---------
                        ------------------------------------------------
                           2006          2005       2006        2005
                           ----          ----       ----        ----

       Customer A           25%           52%          -           -
       Customer B           17%            3%          -         27%
       Customer C             -            3%          -           -
       Customer D             -           12%          -           -
       Customer E             -            2%          -         64%
                        -------- -------------  ---------  ----------
                            42%           72%          -         91%
                        ======== =============  =========  ==========
        Vendors           Purchases                Accounts payable
        -------
                        ----------------------------------------------

                           2006          2005       2006        2005
                           ----          ----       ----        ----

       Vendor A             23%           34%          -           -
       Vendor B             14%            8%          -         12%
       Vendor C               -            9%          -         87%
       Vendor D               -           31%          -           -
                        -------- -------------  ---------  ----------

                            37%           82%          -         99%
                        ======== =============  =========  ==========

(b) Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

18. COMMITMENTS

As of December 31, 2005, the Company has entered into commitments for consulting services amounting to a total of $450,000 to be rendered in 2005 and 2006. As of December 31, 2005, the Company has paid $200,000 and, therefore, has outstanding commitments of $250,000 for consulting services in 2006. Subsequently, the consultancy services was cancelled and the Company made no payment during the year ended December 31, 2006.

The Company did not have any commitment as of December 31, 2006.



19. SUBSEQUENT EVENTS


(a) On January 24, 2007, a group of individuals ("Purchasers") entered a share purchase agreement with a group of shareholders of the Company to purchase 12,911,835 shares of the Company's common stocks with $0.001 par value for an aggregate consideration of $490,000. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Among them, Guohua Ku and Hanqiao Zheng acquired 9,073,700 shares and 2,406,365 shares respectively. As a result, they became the beneficial owners of the majority voting shares of the Company and gained control of the Company.


(b) On March 8, 2007, the name of the Company was changed to "China Recycling Energy Corporation" and engages in recycling energy business, providing energy saving and recycling products and services.


(c) On April 8, 2007, the Company's Board of Directors approves and makes effective a TRT Project Joint-Operation Agreement ("Joint-Operation Agreement") which is conditionally entered on February 1, 2007 between Shanghai TCH Data Technology Co., Ltd. ("TCH") and Xi'an Yingfeng Science and Technology Co., Ltd.("Yingfeng"). Yingfeng is a Chinese company that is located in Xi'an, Shaanxi Province, China, and is engaging in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.


     Under the Joint-Operation Agreement, TCH and Yingfeng will jointly pursue a top gas recovery turbine project ("Project") which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. ("Xingtai"). This project was originally initiated by a Contract to Design and Construct TRT System ("Project Contract") entered by Yingfeng and Xingtai on September 26, 2006. TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests.


     Yingfeng  remains  liable for  providing  all the  manpower,  expertise and skills to design, construct, install, maintain and operate the TRT system under the terms of the Project Contract and also takes responsibility to manage the properties that TCH possesses in this Project. As for consideration, TCH will make monthly payment of RMB30,000 (approximately

     $3,900) to Yingfeng as compensation for their effort in managing TCH's properties.


     Prior to the approval by the Board of the Company, TCH and Yingfeng have taken several preliminary actions in first quarter of 2007 in preparation for the full pursuit of the Project, including selecting and purchasing necessary components and software for TRT system, organizing and training the technician team for the Project and developing the construction and installation plan for the TRT system.