Form 10QSB
period 2007-03-31
CHINA RECYCLING ENERGY CORP
filed 2007-05-15
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the Transition Period From _________ to _________

                                     0-12536
                            (Commission File Number)

                       CHINA RECYCLING ENERGY CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                     Nevada
         (State or Other jurisdiction of Incorporation or Organization)

                                   90-0093373
                        (IRS Employer Identification No.)

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

As of May 14, 2007, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                            3
Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited)         3
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited) For the Three Months Ended March 31, 2007 and 2006                 4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended March 31, 2007 and 2006                                     5
Notes to Condensed Consolidated Financial Statements (Unaudited)               6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             12
ITEM 3. CONTROLS AND PROCEDURES                                               16
PART II - OTHER INFORMATION                                                   17
ITEM 1. LEGAL PROCEEDINGS                                                     17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17
ITEM 5. OTHER INFORMATION                                                     17
ITEM 6. EXHIBITS                                                              17
SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                  (Currency expressed in United States Dollars
                     ("US$"), except for number of shares)
                                   (Unaudited)


                                                                  March 31, 2007
ASSETS
Current assets:
  Cash and cash equivalents                                            11,097

  Value-added tax recoverable                                         144,848
  Due from a third party                                            3,923,867
  Prepayment and other receivables                                     89,337
                                                                   ----------

Total current assets                                                4,169,149
                                                                   ----------

Non current assets:
  Investment in direct financing leases, net                        2,630,677
  Construction-in-progress                                          1,319,337
                                                                   ----------
                                                                    8,119,163
TOTAL ASSETS
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  3,066,130
  Advance from customers                                              299,663
  Accrued liabilities and other payables                              970,576
                                                                   ----------

Total current liabilities                                           4,336,369
                                                                   ----------

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    17,147,268 shares issued and outstanding                           17,148
  Additional paid-in capital                                        4,229,845
  Statutory reserves                                                  574,666
  Accumulated other comprehensive income                            1,301,313
  Accumulated deficits                                             (2,340,178)
                                                                   ----------

Total stockholders' equity                                          3,782,794
                                                                   ----------

                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    8,119,163
                                                                   ==========

See accompanying notes to condensed consolidated financial statements.


                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      FOR THE THREE MONTHS ENDED MARCH 31,
               2007 AND 2006 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)
                                   (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                        2007           2006
                                                                                     -----------    -----------


Revenues from direct financing leases                                                   190,716           --

Cost of revenues                                                                         12,770           --
                                                                                    -----------    -----------

Gross profit                                                                            177,946           --
                                                                                    -----------    -----------

Operating expenses:
   General and administrative                                                            38,772        136,185
                                                                                    -----------    -----------
                                                                                         38,772        136,185
   Total operating expenses
                                                                                    -----------    -----------

                                                                                    -----------    -----------
                                                                                        139,174       (136,185)
Income (loss) from operations
                                                                                    -----------    -----------

Other income:
  Interest income                                                                            45            120
                                                                                    -----------    -----------

Income (loss) before income taxes                                                       139,219       (136,065)
Income tax expense                                                                         --             --
                                                                                    -----------    -----------

Net income (loss) from continuing operations                                            139,219       (136,065)
                                                                                    -----------    -----------

Discontinued operations
   Income from operations of discontinued components                                     33,299        204,199
                                                                                    -----------    -----------

Net income                                                                              172,518         68,134
                                                                                    -----------    -----------

Other comprehensive income:
   - Foreign currency translation gain                                                  263,639         37,995
                                                                                    -----------    -----------

Comprehensive income                                                                    436,157        106,129
                                                                                    ===========    ===========

Net income (loss) from continuing operations per common share - Basic and diluted
                                                                                           0.01          (0.01)
                                                                                    ===========    ===========
                                                                                           0.00           0.01
Net income from discontinuing operations per common share - Basic and diluted

                                                                                    ===========    ===========

Weighted average number of common shares outstanding - Basic and diluted
                                                                                     17,147,268     17,147,268
                                                                                    ===========    ===========


See accompanying notes to condensed consolidated financial statements.



                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
              (Currency expressed in United States Dollars ("US$"))
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                                   2007          2006
                                                                               ----------    ----------

Cash flows from operating activities:
Net income                                                                        172,518        68,134
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Income from operations of discontinued components                               (33,299)     (204,199)
Changes in operating assets and liabilities:
  Advances and deposits to suppliers                                              755,635          --
  Due from related parties                                                      3,446,275          --
  Due from a third party                                                       (3,923,867)         --
  Prepayments and other current assets                                            (89,337)         --
  Value-added tax recoverable                                                    (144,848)         --
  Accounts payable                                                              3,066,130          --
  Advance from customers                                                          157,831          --
  Accrued liabilities and other payables                                           28,169          --
                                                                               ----------    ----------

Net cash provided by (used in) operating activities of continuing operations    3,435,207      (136,065)
Net cash provided by operating activities of discontinued operations               10,265       116,400
                                                                               ----------    ----------

Net cash provided by (used in) operating activities                             3,445,472       (19,665)
                                                                               ----------    ----------

Cash flows from investing activities:
  Investment in direct financing lease                                         (2,630,677)         --
  Increase in construction-in-progress                                         (1,319,337)         --
                                                                               ----------    ----------

Net cash used in investing activities of continuing operations                 (3,950,014)         --
Net cash used in investing activities of discontinued operations                     --      (2,494,699)
                                                                               ----------    ----------
                                                                               (3,950,014)   (2,494,699)
Net cash used in investing activities
                                                                               ----------    ----------

Foreign currency translation adjustment                                           263,639        30,817
                                                                               ----------    ----------
                                                                                 (240,903)   (2,483,547)
NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    252,000     3,578,367
                                                                               ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           11,097     1,094,820
                                                                               ==========    ==========

                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
              (Currency expressed in United States Dollars ("US$"))
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                       2007           2006
                                                       ----           ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes                        $ 35,281      $ 114,309
                                                     ========      =========

   Cash paid for interest expenses                   $   -         $     -
                                                     ========      =========


See accompanying notes to condensed consolidated financial statements.



                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
              (Currency expressed in United States Dollars ("US$"))
                                   (Unaudited)


NOTE(pound)-1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited condensed consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.


NOTE(pound)-2 ORGANIZATION AND BUSINESS BACKGROUND

On May 8, 1980, China Recycling Energy Corporation (the "Company") (formerly China Digital Wireless, Inc.) was incorporated under the laws of the State of Colorado.

On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings") and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People's Republic of China (the "PRC") on May 25, 2004.

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On February 1, 2007, the Company's subsidiary, TCH, entered into a TRT Project Joint-Operation Agreement ("Joint-Operation Agreement") with Xi'an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi'an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products.

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operate a top gas recovery turbine project ("Project") which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. ("Xingtai"). This project was originally initiated by a Contract to Design and Construct TRT System ("Project Contract") entered into between Yingfeng and Xingtai on September 26, 2006. TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests.

On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation" and commences the recycling energy business in the provision of energy saving and recycling products and services. Consequently, the businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued.

Except as indicated, amounts reflected in the condensed consolidated financial statements or the notes thereto relate to our continuing operations.


NOTE(pound)-3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

o    Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements.

o    Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

o    Basis of consolidation

The condensed consolidated financial statements include the accounts of CREG, its wholly owned subsidiary, Sifang Holdings, and its wholly owned subsidiary TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities as of March 31, 2007.

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

o    Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of March 31, 2007 and 2006, the Company recorded an allowance for doubtful accounts of $nil and $16,750 respectively.

o    Construction-in-progress

Construction-in-progress includes direct costs of construction of TRT system other than the one operated in Xingtai. Construction-in-progress is not depreciated until such time as the assets are completed and put into operational use.

o    Impairment of long-life assets

In accordance with SFAS No.121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine the carrying values are not impaired, as fully explained in Note 4.

o    Revenue recognition

The Company derives revenues from leasing TRT system to Xintai under direct financing lease contract. Such lease transfers substantially all benefits and risks of TRT system ownership to Xintai. The Company's investment in direct financing lease are recorded in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The investment in direct financing lease consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of lease equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the relate equipment.

o    Cost of revenue

Cost of revenue consists primarily of related business tax of 5% on revenues from direct financing lease.

o    Comprehensive income

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

o    Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No.28, "Interim Financial Reporting" and as interpreted by FASB Interpretation No.18, "Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to the Company's best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

o    Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No.128, "Earnings per Share". Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed similar to basic net (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of March 31, 2007 and 2006.

o    Foreign currencies translation

The functional and reporting currency of the Company is the United States dollars ("U.S. dollars"). The accompanying condensed condensed consolidated financial statements have been expressed in U.S. dollars.

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

o    Segment reporting

SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

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

o    Recently issued accounting standard

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No.115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No.159 are elective; however, the amendment to FASB No.115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and
(iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements.



NOTE(pound)-4 DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The discontinued operations incurred an income of $33,299 and the basic income per share from discontinued operations was $0.00. The income represented the written back of deferred revenue generated from the provision of pager value-added information services.


NOTE(pound)-5 DUE FROM A THIRD PARTY

The amount due from a third party, a Shanghai-based privately owned enterprise established under the laws of the PRC, is unsecured, non interest bearing and repayable in the next twelve months.

NOTE(pound)-6 INVESTMENT IN DIRECT FINANCING LEASES

Under direct financing lease, TCH leases the TRT system to Xintai with a term of five years. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extension or disposition of the equipment.

The components of the net investment in direct financing leases as of March 31, 2007 are as follows:

Total future minimum lease payments                   $   6,781,863
Estimated executory costs                                  (226,062)
Unearned rental income                                   (5,873,935)
Residuals, net of unearned residual income                1,948,811
                                                        ------------------

                                                      $   2,630,677
                                                        ==================

As of March 31, 2007, the future minimum rentals to b non-cancelable direct financing leases are as follows

Nine months ending December 31, 2007                  $   1,169,287
Year ending December 31, 2008                             1,403,144
2009                                                      1,403,144
2010                                                      1,403,144
2011                                                      1,403,144
                                                        ------------------

                                                      $   6,781,863
                                                        ==================


NOTE(pound)-7         ACCRUED LIABILITIES AND OTHER P

Accrued liabilities and other payables consist of the

                                                          March 31, 2007

Other payables                                        $      80,079
Employee welfare payable                                    216,955
Accruals                                                    673,542
                                                        ------------------

                                                      $     970,576
                                                        ==================





NOTE(pound)-8 CHINA CONTRIBUTION PLAN

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $nil and $11,934 for the three months ended March 31, 2007 and 2006 respectively.


NOTE(pound)-9 CONCENTRATION AND RISK

(a)  Major customers

For the three months ended March 31, 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from customers located in the PRC.

For the three months ended March 31, 2007, customer who accounts for 10% or more of revenues is presented as follows:

                                    Percentage of          Accounts
Customer              Revenue         revenue             receivable
--------              -------         -------             ----------

Customer A       $    190,716            100%          $   -
                ===============   ================    =================


(b)  Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.


NOTE(pound)-10 SUBSEQUENT EVENT

On May 10, 2007, the Board of Directors ("Board") of the Company decided in a board resolution that the Company officially changes its main business operations to energy saving and recycling systems and services. The Company's new business operations include developing and constructing recovered energy power systems such as TRT(Blast-Furnace Top Pressure Recovery Turbine Unit), CHPG (Power generation by recovering cement residual heat without additional fuel), GTPG(Gas turbine power generation) and CGGE(Comprehensive utilization of coal gangue generating electricity);selling the electricity generated by the recovered energy power systems to steel plants and other customers; constructing power plants on a turnkey - EPC (Engineering, Procurement and Construction) basis for developers, industrial users and public facilities; developing flexible, custom-tailored ECO-Energy solutions that enable customers to quickly and easily improve energy efficiency and educe fossil fuel consumption and Green House Gases emission.

Starting from May 10, 2007, the Company and TCH ceased all the operations and transactions in connection to the business of mobile phone distribution, value added information services, advertising services and entertainment-related services.


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

Overview of Business Background

On May 8, 1980, China Recycling Energy Corporation (the "Company") (formerly known as China Digital Wireless, Inc.) was incorporated under the laws of the State of Colorado.

On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings") and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004.

From May 2004 to December 2006, the Company through TCH engaged in the business of mobile phone distribution, advertising services and other provisions of pager and mobile phone value-added information services under the Company's previous name "China Digital Wireless, Inc."

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On February 1, 2007, the Company's subsidiary, TCH, entered into a TRT Project Joint-Operation Agreement ("Joint-Operation Agreement") with Xi'an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a Chinese company that is located in Xi'an, Shaanxi Province, China, and is engaging in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.

Under the Joint-Operation Agreement, TCH and Yingfeng will jointly pursue a top gas recovery turbine project ("Project") which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. ("Xingtai"). This project was originally initiated by a Contract to Design and Construct TRT System ("Project Contract") entered by Yingfeng and Xingtai on September 26, 2006. TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests. TCH also entered direct financing lease with Xingtai. Under the direct financing lease, TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices to complete a TCH system and leases the TRT system to Xingtai with a term of five years. The total future minimum lease payments under the direct financing lease are $ 6,781,863. In February and March 2007, the Company and TCH have taken several preliminary actions in preparation for the full pursuit of the Project, including selecting and purchasing necessary components and software for TRT system, organizing and training the technician team for the Project and developing the construction and installation plan for the TRT system. On April 08, 2007, the Board of the Company approved and made effective this Joint-Operation Agreement.

On March 8, 2007, the name of the Company was changed to "China Recycling Energy Corporation" and engages in recycling energy business, providing energy saving and recycling products and services. Consequently, the businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued.


Discussion and Analysis of Operating Results

Three months ended March 31, 2007 Compared to Three months Ended March 31, 2006

Discontinued Operation

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution, advertising services and provision of pager and mobile phone value-added information services. In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. For the three months ended March 31, 2007, there was no sales revenue from product sales, product sales to related parties, and net information and advertising service revenue related to the discontinued operations and there was no cost of goods sold and cost of service related to discontinued operations, either. The discontinued operations incurred an income of $33,299 and the basic income per share from discontinued operations was $0.00. This income represented the written back of deferred revenue generated from the provision of pager value-added information services.

Revenues from direct financing lease

Revenues for the three month ended March 31, 2007 were $190,716, which represents the revenue received from Xingtai under the direct financing lease.

Cost of Revenues

Total cost of revenue for the three months ended March 31, 2007 consists primarily of related business tax of 5% on revenues from direct financing lease between the Company and Xingtai. Total cost of revenue for the three months ended March 31, 2007 was $12,770.

Gross profit

After taking into account the cost of revenues, our gross profit for the three months ended March 31, 2007 was $177,946. The gross profit consists of the gross profits from the operation in the business of energy saving and recycling systems and services for the three months ended March 31, 2007.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2007 decreased by $97,413 to $38,772 compared to $136,185 for the same period of the prior year, representing a 71.5% decrease. The decrease was mainly due to the discontinuance of the business of mobile phone distribution advertising services and provision of pager and mobile phone value-added information services.

Interest income, net

During the three months ended March 31, 2007, the interest income derived from bank deposits decreased by $75 to $45, compared to $120 for the same period of the prior year.

Income from operations of discontinued components

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The discontinued operations incurred an income of $33,299 and the basic income per share from discontinued operations was $0.00. The income represented the written back of deferred revenue generated from the provision of pager value-added information services.

Foreign currency translation gain

Foreign currency translation gain for the three months ended March 31, 2007 increased by $225,644 to $263,639 compared to $37,995 for the same period of the prior year, representing a 593.9% increase. The increase was mainly due to the continuous appreciation of RMB Yuan against US Dollars.

Comprehensive income.

We recorded comprehensive income of $436,157 for the three months ended March 31, 2007, a $330,028 increase in comprehensive income compared to comprehensive income of $106,129 for the same period of the prior year, representing a increase of approximately 311%. The increase in comprehensive income was attributable to (i) the revenues received from the direct financing lease related to the Company's new operation in energy saving and recycling businesses, (ii) the decrease of general and administrative expenses and (iii) the increase of foreign currency translation.

Earnings per share

The earnings per share for the three months ended March 31, 2007 was $0.01 compared to $0.00 for the same period of the prior year.

Liquidity and Capital Resources

Our net cash used during the three months ended March 31, 2007 was $ 240,903 compared to net cash of 2,483,547 used during the same period in 2006, which represents a net change of $2,242,644.

Net cash flows provided by operating activities including the discontinued operations and continued operations was $3,445,472 during the three months ended March 31, 2007 compared to net cash flows used in operating activities of $19,665 during the same period of the prior year.

Net cash flows used in investing activities related to the continuing operations in energy saving and recycling business for the three months ended March 31, 2007 was $3,950,014.

Net cash provided by financing activities for the three months ended March 31, 2007 was nil.

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


Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No.115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No.159 are elective; however, the amendment to FASB No.115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and
(iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements.




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

There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2007.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2007, a group of individuals ("Purchasers") entered a share purchase agreement with a group of shareholders ("Sellers") of China Digital Wireless, Inc. ("Company") to purchase 12,911,835 shares of Company's common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490, 000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the Purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new share to Purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the Purchasers to the Sellers and Company neither was entitled to nor received the proceeds of the sale.

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

China Recycling Energy Corporation (Registrant)

Date: May 15, 2007

/s/   Guohua Ku
----------------------------------
Guohua Ku,
President and Chairman

Date: May 15, 2007

/s/   Guangyu Wu
----------------------------------
Guangyu Wu
Chief Executive Officer

Date: May 15, 2007

 /s/   Mingda Rong
----------------------------------
Mingda Rong
Chief Financial Officer