Form 10QSB
period 2007-06-30
CHINA RECYCLING ENERGY CORP
filed 2007-08-14
CIK 721693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of August 15, 2007, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: [ ]Yes [X] No



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                            4
         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          JUNE 30, 2007 (UNAUDITED)                                            5
         CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME AND
          COMPREHENSIVE  INCOME  (UNAUDITED) FOR THE THREE
          MONTHS ENDED JUNE 30, 2007 AND 2006                                  6
         CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006                    7
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             16
ITEM 3. CONTROLS AND PROCEDURES                                               20
PART II - OTHER INFORMATION                                                   21
ITEM 1. LEGAL PROCEEDINGS                                                     21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   21
ITEM 5. OTHER INFORMATION                                                     22
ITEM 6. EXHIBITS                                                              22
SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Condensed Consolidated Balance Sheet as of June 30, 2007                       5
Condensed  Consolidated  Statements of Operations And Comprehensive
   Income (loss) for the Three and Six Months Ended
   June 30, 2007 and 2006                                                      6
Condensed Consolidated                                                         7
Notes to Condensed Consolidated Financial Statements                           9

                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
              (Currency expressed in United States Dollars ("US$"),
                          except for number of shares)

                                                            June 30, 2007
                                                            -------------
ASSETS                                                       (unaudited
Current assets:
  Cash and cash equivalents                                $     3,600
  Value-added tax recoverable                                  144,848
  Due from a third party                                     4,021,183
  Other receivables                                                121
                                                           -----------
Total current assets                                         4,169,752
                                                           -----------

Non current assets:
  Investment in direct financing leases, net                 3,595,648
  Construction-in-progress                                   1,368,902
                                                           -----------

TOTAL ASSETS                                               $ 9,134,302
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 3,043,364
  Advance from customers                                        26,361
  Due to a related party                                       825,752
  Due to a director                                             36,751
         Income tax payable                                     46,614
  Accrued liabilities and other payables                     1,005,203
                                                           -----------

Total current liabilities                                    4,984,045
                                                           -----------

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 17,147,268 shares issued and outstanding        17,148
  Additional paid-in capital                                 4,229,845
  Statutory reserves                                           574,666
  Accumulated other comprehensive income                     1,565,852
  Accumulated deficits                                      (2,237,254)
                                                           -----------

Total stockholders' equity                                   4,150,257
                                                           -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 9,134,302
                                                           ===========



                See accompanying notes to condensed consolidated
                             financial statements.


                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                        FOR THE SIX MONTHS ENDED JUNE 30,
               2007 AND 2006 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)
                                   (Unaudited)

                             Three Months Ended June 30,       Six Months Ended June 30,
                             ---------------------------       -------------------------
                                  2007        2006                  2007         2006
                               ---------    ---------            ---------    ---------

Revenues from direct
  financing leases             $ 206,561    $    --              $ 397,277    $    --

Cost of revenues                  19,383         --                 32,153         --
                               ---------    ---------            ---------    ---------

Gross profit                     187,178         --                365,124         --


Operating expenses:
  General and
    administrative                37,699       20,082               76,471      156,267

                               ---------    ---------            ---------    ---------
 Total operating expenses         37,699       20,082               76,471      156,267
                               =========    =========            =========    =========


Income (loss) from
   operations                    149,479      (20,082)             288,653     (156,267)
                               ---------    ---------            ---------    ---------
Other income:
  Interest income                     59         --                    104          120
                               ---------    ---------            ---------    ---------
Income (loss) before income
   taxes                         149,538      (20,082)             288,757     (156,147)
Income tax expense               (46,614)        --                (46,614)        --
                               ---------    ---------            ---------    ---------

Net income (loss) from
  continuing operations          102,924      (20,082)             242,143     (156,147)
                               ---------    ---------            ---------    ---------
Discontinued operations
  Income from operations of
     discontinued components
                                    --           --                 33,299      204,199
                               ---------    ---------            ---------    ---------

Net income (loss)                102,924      (20,082)             275,442       48,052
                               ---------    ---------            ---------    ---------

Other comprehensive income:
  - Foreign currency
     translation gain            264,539       12,803              528,178       50,798
                               ---------    ---------            ---------    ---------

Comprehensive income (loss)
                               $ 367,463    $  (7,279)           $ 803,620    $  98,850
                               =========    =========            =========    =========


                See accompanying notes to condensed consolidated
                              financial statements.


                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30,
               2007 AND 2006 (Currency expressed in United States
                  Dollars ("US$"), except for number of shares)
                                   (Unaudited)

                            Three Months Ended June 30,           Six Months Ended June 30,
                            ---------------------------         ----------------------------
                                 2007         2006                   2007         2006
                              ----------   ----------             ----------   ----------

Net income (loss) from
   continuing operations
   per common share - Basic
   and diluted                $     0.01   $    (0.00)            $     0.01   $    (0.01)
                              ==========   ==========             ==========   ===========

Net income from
  discontinuing operations
  per common share - Basic
  and diluted
                              $     --     $     --               $     0.00   $      0.01
                              ==========   ==========             ==========   ===========

Weighted average number of
  common shares outstanding
  - Basic and diluted         17,147,268   17,147,268             17,147,268    17,147,268
                              ==========   ==========             ==========    ==========








                See accompanying notes to condensed consolidated
                             financial statements.

                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
              (Currency expressed in United States Dollars ("US$"))
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2007          2006
                                                      ----------    ----------

Cash flows from operating activities:
Net income                                               275,442        48,052
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Income from operations of discontinued components      (33,299)     (204,199)
Changes in operating assets and liabilities:
  Advances and deposits to suppliers                     755,635          --
  Due from related parties                             3,446,275          --
  Due from a related party                            (4,021,183)         --
  Value-added tax recoverable                           (144,848)         --
  Other receivables                                         (121)         --
  Accounts payable                                     3,043,364          --
  Advance from customers                                (115,471)         --
  Amount due to a director                                36,751          --
  Income tax payable                                      46,614          --
  Accrued liabilities and other payables                  62,796          --
                                                      ----------    ----------

Net cash  provided by (used in)  operating
   activities  of continuing operations                3,351,955      (156,147)
Net cash provided by operating activities
   of discontinued operations                             10,265       116,400
                                                      ----------    ----------

Net cash provided by (used in) operating activities    3,362,220       (39,747)
                                                      ----------    ----------

Cash flows from investing activities:
  Investment in direct financing lease                (3,595,648)         --
  Increase in construction-in-progress                (1,368,902)         --
  Due to a related party                                 825,752          --
                                                      ----------    ----------

Net cash used in investing activities of
  continuing operations                               (4,138,798)         --

Net cash used in investing activities of
  discontinued operations                                   --      (2,494,699)
                                                      ----------    ----------
                                                      (4,138,798)   (2,494,699)
Net cash used in investing activities
                                                      ----------    ----------

Foreign currency translation adjustment                  528,178        41,410
                                                      ----------    ----------
                                                        (248,400)   (2,493,036)
NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           252,000     3,578,367
                                                      ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   3,600     1,085,331
                                                      ==========    ==========


                See accompanying notes to condensed consolidated
                              financial statements.

                       CHINA RECYCLING ENERGY CORPORATION
                     (FORMERLY CHINA DIGITAL WIRELESS INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
              (Currency expressed in United States Dollars ("US$"))
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         2007         2006
                                                         ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes                         $      --     $156,911
                                                      ===========   ========

   Cash paid for interest expenses                    $      --     $   --
                                                      ===========   ========


NON-CASH INVESTING AND FINANCING ACTIVITIES

   Investment in direct financing lease               $ 2,465,770   $   --
                                                      ===========   ========

   Rental income offset with due to a related party   $   916,383   $   --
                                                      ===========   ========










                See accompanying notes to condensed consolidated
                              financial statements
                                                                   .

NOTE-1 BASIS OF PRESENTATION

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


NOTE-2 ORGANIZATION AND BUSINESS BACKGROUND

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

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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


NOTE-3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

o    Basis of consolidation

The condensed consolidated financial statements include the accounts of CREG, its wholly owned subsidiary, Sifang Holdings, and its wholly owned subsidiary TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities as of June 30, 2007.

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

o    Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of June 30, 2007 and 2006, the Company recorded an allowance for doubtful accounts of $nil and $4,387 respectively.

o    Construction-in-progress

Construction-in-progress includes construction costs of a TRT system other than the one operated in Xingtai. Construction-in-progress is not depreciated until such time as the assets are completed and put into operational use.

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

o    Revenue recognition

The Company derives revenues from leasing TRT system to Xingtai under direct financing lease contract. Such lease transfers substantially all benefits and risks of TRT system ownership to Xintai. The Company's investment in direct financing lease are recorded in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The investment in direct financing lease consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of lease equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the relate equipment.

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

o    Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No.128, "Earnings per Share". Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of June 30, 2007 and 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

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


NOTE-4 DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the six-month periods ended June 30, 2007 and 2006. The discontinued operations incurred an income of $33,299 and the basic income per share from discontinued operations was $0.00. The income represented the written back of deferred revenue generated from the provision of pager value-added information services.


NOTE-5 ACCOUNTS RECEIVABLE

The majority of the Company's sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined no allowance for doubtful accounts for the three and six months ended June 30, 2007.



NOTE-6 DUE FROM A THIRD PARTY

The amount due from a third party, a Shanghai-based privately owned enterprise established under the laws of the PRC, is unsecured, non-interest bearing and repayable in the next twelve months.


NOTE-7 INVESTMENT IN DIRECT FINANCING LEASES

Under direct financing lease, TCH leases the TRT system to Xintai with a term of five years. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extension or disposition of the equipment.

The components of the net investment in direct financing leases as of June 30, 2007 are as follows:

Total future minimum lease payments                    $  6,524,317
Estimated executory costs                                  (217,477)
Unearned rental income                                   (4,688,258)
Residuals, net of unearned residual income                1,977,066
                                                         -----------

                                                       $  3,595,648
                                                         ===========

As of June 30, 2007, the future minimum rentals to be received on non-cancelable direct financing leases are as follows:

Six months ending December 31, 2007                    $     830,365
Year ending December 31, 2008                              1,423,488
       2009                                                1,423,488
       2010                                                1,423,488
       2011                                                1,423,488
                                                         -----------

                                                       $   6,524,317
                                                          ===========


NOTE-8 DUE TO A DIRECTOR

The amount due to Yingfeng represented the capital investment in TRT project paid by Yingfeng on behalf of the Company during the six months ended June 30, 2007. The amount due is unsecured, non-interest bearing and repayable in the next twelve months.


NOTE-9 DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest free and repayable in the next twelve months.

NOTE-10 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

                                                       June 30, 2007
                                                       -------------

Other payables                                         $     78,127
Employee welfare payable                                    236,346
Accruals                                                    690,730
                                                         -----------
                                                       $  1,005,203
                                                         ===========

NOTE-11 INCOME TAXES

The Company is registered in the United States of America and has operations in the United States of America and the PRC. For the three and six months ended June 30, 2007, the operation in the United States of America had not incurred any operating cost.

The Company's subsidiary generated substantially all of its net income from its PRC operation and has recorded income tax provision of $46,614 for the three and six months ended June 30, 2007. Its effective income tax rates for the three and six months ended June 30, 2007 were 15%. There were no effective income tax rates for the three and six months ended June 30, 2006 since the PRC operation incurred net operating losses.


NOTE-12 CHINA CONTRIBUTION PLAN

The PRC has been undergoing significant reforms with regard to its employee welfare and fringe benefits administration. Any enterprise operating in the PRC is subject to government-mandated employee welfare and retirement benefit contributions. In accordance with PRC laws and regulations, TCH participates in a multi-employer defined contribution plan pursuant to which TCH is required to provide employees with certain retirement, medical and other fringe benefits. PRC regulations require TCH to pay the local labor administration bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The local labor administration bureau, which manages various investment funds, will take care of employee retirement, medical and other fringe benefits. TCH has no further commitments beyond its monthly contribution. TCH contributed a total of $nil and $26,664 for the six months ended June 30, 2007 and 2006 respectively.


NOTE-13 CONCENTRATION AND RISK

(a)  Major customers

For the six months ended June 30, 2007, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from customers located in the PRC.

For the six months ended June 30, 2007, customer who accounts for 10% or more of revenues is presented as follows:

Customer                                  Percentage         Accounts
                            Revenue       of revenue        receivable

Customer A               $    397,277           100%      $    191,238
                         ============    ============     ============


(b)    Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE-14 CAPITAL COMMITMENT

As of June 30, 2007, the Company has contracted to invest in a TRT System project amounting to approximately $3,900,000 (RMB 30,000,000), of which $3,790,000 (RMB 28,722,145) was paid to purchase the project equipments.


NOTE-15 COMPARATIVE FIGURES

Comparative figures included in prior year's consolidated balance sheet and the consolidated statements of operations and cash flows have not been included in these condensed consolidation financial statements as they were not comparable because the Company had discontinued its business in mobile phone distribution and provision of pager and mobile phone value-added information services and changed to recycling energy business in the provision of energy saving and recycling products and services.



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

     Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first quarter of

2007, the Company did not engage in any substantial transaction and activity in connection to these businesses.

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

     Under the Joint-Operation Agreement, TCH and Yingfeng will jointly pursue a top gas recovery turbine project ("Project") which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. ("Xingtai"). This project was originally initiated by a Contract to Design and Construct TRT System ("Project Contract") entered by Yingfeng and Xingtai on September 26, 2006. TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests. TCH also entered direct financing lease with Xingtai. Under the direct financing lease, TCH provides various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices to complete a TCH system and leases the TRT system to Xingtai with a term of five years. The total future minimum lease receivables under the direct financing lease are $ 6,781,863. In February and March 2007, the Company and TCH have taken several preliminary actions in preparation for the full pursuit of the Project, including selecting and purchasing necessary components and software for TRT system, organizing and training the technician team for the Project and developing the construction and installation plan for the TRT system. On April 08, 2007, the Board of the Company approved and made effective this Joint-Operation Agreement.

     On March 8, 2007, the name of the Company was changed to "China Recycling Energy Corporation" and engages in recycling energy business, providing energy saving and recycling products and services. Consequently, the businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued.

     On May 10, 2007, the Company officially announced that it changed its main business operations to energy saving and recycling systems and services. The new business operations include developing and constructing recovered energy power systems such as TRT(Blast-Furnace Top Pressure Recovery Turbine Unit), CHPG (Power generation by recovering cement residual heat without additional fuel), GTPG(Gas turbine power generation) and CGGE(Comprehensive utilization of coal gangue generating electricity);selling the electricity generated by the recovered energy power systems to steel plants and other customers; constructing power plants on a turnkey - EPC (Engineering, Procurement and Construction) basis for developers, industrial users and public facilities; developing flexible, custom-tailored ECO-Energy solutions that enable customers to quickly and easily improve energy efficiency and educe fossil fuel consumption and Green House Gases emission.

     In connection with the change of business operations, the Company has established a technical team that is composed of recognized experts and technicians specialized in the development and construction of energy saving and recycling systems.



Discussion and Analysis of Operating Results

Six months ended June 30, 2007 Compared to Six months Ended June 30, 2006

Discontinued Operation

     Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution, advertising services and provision of pager and mobile phone value-added information services. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. For the six months ended June 30, 2007, the Company did not engage in any transaction and activity in connection to these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the six-month periods ended June 30, 2007 and 2006. For the six months ended June 30, 2007, there was no sales revenue from product sales, product sales to related parties, and net information and advertising service revenue related to the discontinued operations and there was no cost of goods sold and cost of service related to discontinued operations, either. The discontinued operations incurred an income of $33,299 and $204,199 for the six month periods ended June 30, 2007 and 2006, respectively and the basic income per share from discontinued operations was $0.00 and $0.01 for the respective periods. This income represented the write down of deferred revenue generated from the provision of pager value-added information services.

Revenues from direct financing lease

     Revenues for the six months ended June 30, 2007 were $397,277, which represents the revenue received from Xingtai under the direct financing lease.

Cost of Revenues

     Total cost of revenue for the six months ended June 30, 2007 consists primarily of related business tax of 5% on revenues from direct financing lease between the Company and Xingtai. Total cost of revenue for the six months ended June 30, 2007 was $32,153.

Gross profit

     After taking into account the cost of revenues, our gross profit for the six months ended June 30, 2007 was $365,124. The gross profit consists of the gross profits from the operation in the business of energy saving and recycling systems and services for the six months ended June 30, 2007.

General and administrative expenses

     General and administrative expenses for the six months ended June 30, 2007 decreased by $79,796 to $76,471 compared to $156,267 for the same period of the prior year, representing a 51.1% decrease. The decrease was mainly due to the discontinuance of the business of mobile phone distribution advertising services and provision of pager and mobile phone value-added information services.

Interest income, net

     During the six months ended June 30, 2007, the interest income derived from bank deposits decreased by $16 to $104, compared to $120 for the same period of the prior year.

Income from operations of discontinued components

     Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. For the six months ended June 30, 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the six-month periods ended June 30, 2007 and 2006. The discontinued operations incurred an income of $33,299 and $204,199 for the six month periods ended June 30, 2007 and 2006, respectively and the basic income per share from discontinued operations was $0.00 and $0.01 for the respective periods. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

Net income from continuing operation in energy saving and recycling businesses

     For the six months ended June 30, 2007, we recorded a net income of $242,143 received from our new operations in energy saving and recycling businesses. Compared to the first quarter of 2007 when we first started to engage in energy saving and recycling businesses, the net income from these new operations was increased by $ 139,219, due to the growth of our energy saving and recycling businesses.

Foreign currency translation gain

     Foreign currency translation gain for the six months ended June 30, 2007 increased by $477,380 to $528,178 compared to $50,798 for the same period of the prior year, representing a 939.8% increase. The increase was mainly due to the continuous appreciation of RMB Yuan against US Dollars.

Comprehensive income.

     We recorded comprehensive income of $803,620 for the six months ended June 30, 2007, a $704,770 increase in comprehensive income compared to comprehensive income of $98,850 for the same period of the prior year, representing an increase of approximately 712.97%. The increase in comprehensive income was attributable to (i) the revenues received from the direct financing lease related to the Company's continuing operation in energy saving and recycling businesses and (ii) the increase of foreign currency translation.


Net income from continuing operations per share

     For the six months ended June 30, 2007, our net income from continuing operation per share was $0.01 compared to the $0.01 net loss from continuing operation per share for the same period of the prior year, representing a net increase of $ 0.02 per share. The increase in net income per share is attributable to the revenues and earnings received from our new operations in energy saving and recycling business.

Liquidity and Capital Resources

     Our net cash used during the six months ended June 30, 2007 was $ 248,400 compared to net cash of $ 2,483,648 used during the same period in 2006, which represents a net change of $2,235,248.

     Net cash flows provided by operating activities including the discontinued operations and continued operations was $3,362,220 during the six months ended June 30, 2007 compared to net cash flows used in operating activities of $39,747 during the same period of the prior year.

     Net cash flows used in investing activities related to the continuing operations in energy saving and recycling business for the six months ended June 30, 2007, including was $4,138,798.

     Net cash provided by financing activities for the six months ended June 30, 2007 was nil.

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

     In June  2006,  the FASB  issued  Interpretation  No.  48,  Accounting  for
Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

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

     There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2007.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 24, 2007, a group of individual purchasers entered a share purchase agreement with a group of shareholders of China Digital Wireless, Inc. ("Company") to purchase 12,911,835 shares of Company's common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490, 000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the individual purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new share to purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the purchasers to the sellers and Company neither was entitled to nor received the proceeds of the sale.

     On June 21, 2007, two of Company's major shareholders, Guohua Ku and Hanqiao Zheng executed and consummated a share exchange agreement with a group of individual purchasers all of whom are shareholders of Xi'an Yingfeng Science and Technology Co. Ltd ("Yingfeng"). Guohua Ku and Hanqiao Zheng sold 289,427 and 2,406,365 shares of CREG's common stocks ("CREG shares") they owned, respectively, to the purchasers for a total of 8,087,376 shares of Yingfeng's common stocks ("Yingfeng Shares"), at the exchange rate of one CREG share for three Yingfeng shares. The share exchange agreement was initially negotiated and signed by Guohua Ku, Hanqiao Zheng and the representative of the purchasers on February 22, 2007. On June 21, 2007, the agreement was executed and consummated when all Purchasers and Sellers received the physical stock certificates of CREG shares and Yingfeng Shares delivered by the other party, pursuant to the Execution and Closing Clause of the share exchange agreement. As the result of this share exchange transaction, the purchasers, who are 472 individual shareholders of Yingfeng, acquired in total 2,695,792 shares of CREG's common stocks. None of the purchasers acquired more than 1% of the total issued and outstanding common stocks of CREG in this transaction. Guohua Ku and Hanqiao Zheng own 8,784,273 and 0 shares of CREG's common stocks, respectively, upon the consummation of this transaction. None of the purchasers in this share exchange transaction is a U.S Person, as such term is defined in Rule 902(k) of Regulation S, or located within the United States. This transaction is between non-U.S. Persons and takes place outside of the United States. Therefore, this transaction is exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.



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

China Recycling Energy Corporation (Registrant)

Date: August 14, 2007

/s/   Guohua Ku
----------------------------------
 Guohua Ku,
President and Chairman

Date: August 14, 2007

/s/   Guangyu Wu
----------------------------------
 Guangyu Wu
Chief Executive Officer

Date: August 14, 2007

 /s/   Mingda Rong
----------------------------------
Mingda Rong
Chief Financial Officer