Form 10QSB
period 2007-09-30
CHINA RECYCLING ENERGY CORP
filed 2007-11-19
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☒ Yes      ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒  No

As of September 30, 2007, there were 17,147,268 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format: ☐ Yes      ☒  No

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)

(Unaudited)

Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2007

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and 2006	F-3 to F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	F-5 to F-6
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2007	F-7
Notes to Condensed Consolidated Financial Statements	F-8 to F-18

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30, 2007	December 31, 2006
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,379	$252,000
Accounts receivable, net	123	-
Advances and deposits to suppliers	-	755,635
Value added tax recoverable	11,241	10,702
Due from a third party	4,003,881	-
Due from related parties	-	3,446,275

Total current assets	4,021,624	4,464,612

Investment in financing leases, net	4,960,395	-

TOTAL ASSETS	$8,982,019	$4,464,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,345,768	$-
Advance from customers	26,681	141,832
Deferred revenue	-	33,299
Income tax payable	100,417	437
Due to a director	49,079	-
Due to a third party	965,023	-
Other current liabilities	799,380	942,407

Total current liabilities	4,286,348	1,117,975

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,147,268 shares issued and outstanding	17,148	17,148
Additional paid-in capital	4,229,845	4,229,845
Statutory reserves	574,666	574,666
Accumulated other comprehensive income	1,795,910	1,037,674
Accumulated deficits	(1,921,898)	(2,512,696)

Total stockholders’ equity	4,695,671	3,346,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,982,019	$4,464,612

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues from direct financing leases	$413,526	$-	$810,803	$-

Cost of revenues	(25,923)	-	(58,076)	-

Gross profit	387,603	-	752,727	-

Operating expenses:
General and administrative	(29,720)	(32,880)	(106,191)	(189,147)

Total operating expenses	(29,720)	(32,880)	(106,191)	(189,147)

Income (loss) from operations	357,883	(32,880)	646,536	(189,147)

Other income:
Interest income	3	32	107	152

Income (loss) before income taxes	357,886	(32,848)	646,643	(188,995)
Income tax expense	(53,803)	-	(100,417)	-

Net income (loss) from continuing operations	304,083	(32,848)	546,226	(188,995)

Discontinued operations
Income from operations of discontinued components	11,273	(111,971)	44,572	85,782

Net income (loss)	315,356	(144,819)	590,798	(103,213)

Other comprehensive income: - Foreign currency translation gain	230,058	71,055	758,236	121,853

Comprehensive income (loss)	$545,414	$(73,764)	$1,349,034	$18,640

CHINA RECYCLING ENERGY CORPORATION (FORMERLY CHINA DIGITAL WIRELESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Currency expressed in United States Dollars ("US$"), except for number of shares) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income (loss) from continuing operations per common share – Basic and diluted	$0.02	$(0.00)	$0.03	$(0.01)

Net income from discontinuing operations per common share – Basic and diluted	$0.00	$(0.01)	$0.00	$0.01

Weighted average number of common shares outstanding – Basic and diluted	17,147,268	17,147,268	17,147,268	17,147,268

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION (FORMERLY CHINA DIGITAL WIRELESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006 (Currency expressed in United States Dollars ("US$")) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$590,798	$(103,213)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from operations of discontinued components	(44,572)	(85,782)
Changes in operating assets and liabilities:		-
Amount due to a director	48,079	-
Income tax payable	99,972
Accrued liabilities and other payables	61,905	-

Net cash provided by (used in) operating activities of continuing operations	756,182	(188,995)
Net cash (used in) provided by operating activities of discontinued operations	(189,156)	65,466

Net cash provided by (used in) operating activities	567,026	(123,529)

Cash flows from investing activities:
Investment in direct financing leases	(2,779,812)	-
Proceeds from direct financing leases	1,055,813	-

Net cash used in investing activities of continuing operations	(1,723,999)	-
Net cash used in investing activities of discontinued operations	-	(2,266,042)

Net cash used in investing activities	(1,723,999)	(2,266,042)

Cash flows from financing activities:
Due to a third party	906,144	-

Net cash provided by financing activities	906,144	-

Foreign currency translation adjustment	5,208	101,072

NET CHANGE IN CASH AND CASH EQUIVALENTS	(245,621)	(2,288,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	252,000	3,578,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,379	$1,289,868

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Currency expressed in United States Dollars ("US$"))
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$446	$159,190
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION (FORMERLY CHINA DIGITAL WIRELESS INC.)

CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (Currency expressed in United States Dollars ("US$"), except for number of shares) (Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total Stockholder’s equity

Balance as of January 1, 2007	17,147,268	$17,148	$4,229,845	$1,037,674	$574,666	$(2,512,696)	$3,346,637

Foreign currency translations adjustment	-	-	-	758,236	-	-	758,236

Net income for the period	-	-	-	-	-	590,798	590,798

Balance as of September 30, 2007	17,147,268	$17,148	$4,229,845	$1,795,910	$574,666	$(1,921,898)	$4,695,671

See accompanying notes to condensed consolidated financial statements.

NOTE 1

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

These unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2

ORGANIZATION AND BUSINESS BACKGROUND

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, currently commences the recycling energy business in the provision of energy saving and recycling products and services. Consequently, the businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation".

On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings") and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the "PRC") on May 25, 2004.

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On February 1, 2007, the Company’s subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi’an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products.


Under the Joint-Operation Agreement, TCH and Yingfeng jointly operate a top gas recovery turbine projects ("TRT Project") which is to design, construct, install and operate a TRT system and lease to Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). The total investment costs contributed by TCH is approximately $1,426,000 (equivalent to RMB10,690,000). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and received a monthly rental payment of $58,700 (equivalent to RMB440,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH transfers the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operate a TRT Project which is to design, construct, install and operate a TRT system and lease to Xingtai Iron and Steel Company Ltd. ("Xingtai"). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The total estimated investment cost of this TRT Project is approximately $3,900,000 (equivalent to RMB30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. TCH became entitled to all the rights, titles, benefits and interests of the TRT Project and received a monthly rental payment of $116,930 (equivalent to RMB900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH transfers all the rights and titles of the TRT Project to Xingtai without cost.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

Except as indicated, amounts reflected in the condensed consolidated financial statements or the notes thereto relate to our continuing operations.

NOTE 3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements.

●

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

●

Basis of consolidation

The condensed consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, and TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company’s consolidated assets and liabilities as of September 30, 2007.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to govern the financial and operating policies; to appoint or remove the majority of the members of the board of directors; or to cast majority of votes at the meeting of directors.


All significant inter-company balances and transactions within the Company have been eliminated on consolidation.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007 and 2006, the Company recorded an allowance for doubtful accounts of $nil and $1,917, respectively.

●

Impairment of long-life assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2007.

●

Direct financing lease and related revenue recognition

The Company invests and leases TRT system to Xingtai and Zhangzhi under a joint operation arrangement with Yingfeng. Ultimately, the Company will transfer all benefits, risks and ownership of the TRT system to Xingtai and Zhangzhi at the end of the lease term. The Company’s investment in these projects is recorded as direct financing leases in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The investment in direct financing lease consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of lease equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the relate equipment.

●

Cost of revenue

Cost of revenue consists primarily of related business tax of 5% on revenues from direct financing lease.

●

Comprehensive income

SFAS No.130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.


●

Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods." The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

The Company also accounts for income tax using SFAS No. 109 "Accounting for Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No.128, "Earnings per Share". Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. The Company did not have any potentially dilutive common share equivalents as of September 30, 2007 and 2006.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The functional and reporting currency of the Company is the United States dollars ("U.S. dollars"). The accompanying condensed consolidated financial statements have been expressed in U.S. dollars. In addition, the Company’s operating subsidiary in the PRC, TCH maintains its books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.

Assets and liabilities of its subsidiary whose functional currency is not the U.S. dollars are translated into US dollars, in accordance with SFAS No 52, "Foreign Currency Translation", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.


●

Segment reporting

SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

●

Fair value of financial instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables, inventories, advances and deposits to suppliers, accounts payable, other current liabilities, approximate their fair values due to the short-term maturity of these instruments.

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Recently issued accounting standard

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No.159 are elective; however, the amendment to FASB No.115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.


NOTE 4

DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction or activity in connection with these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2007 and 2006. The discontinued operations incurred an income of $44,578 and $85,782 for the nine month periods ended September 30, 2007 and 2006, respectively and the basic income per share from discontinued operations was $0.00 and $0.01 for the respective periods. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

NOTE 5

DUE FROM A THIRD PARTY

The amount due from a third party, Shanghai Sifang Information Technology Co. ("Sifang Information"), a Shanghai-based privately owned enterprise established under the laws of the PRC, is unsecured, non-interest bearing and repayable in the next twelve months.

During 2006, Sifang Information was considered as a related party whereas its shareholders were related through common ownership with the major shareholders of the Company. On January 24, 2007, these shareholders of Sifang Information disposed of their ownership in the Company and Sifang Information became a non-related party.

NOTE 6

INVESTMENT IN DIRECT FINANCING LEASES

Under direct financing leases, TCH leases a TRT systems to Xingtai and Zhangzhi with a term of five years and thirteen years, respectively. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extension or disposition of the equipment.

The components of the net investment in direct financing leases as of September 30, 2007 are as follows:

September 30, 2007

Total future minimum lease payments receivables	$15,282,818
Less: estimated executory costs	(824,440)
Less: unearned rental income	(11,532,401)
Residuals, net of unearned residual income	2,034,418

Net investment in direct financing leases	4,960,395


As of September 30, 2007, the future minimum rentals to be received on non-cancelable direct financing leases are as follows:

Three months ending December 31, 2007	$536,286
Years ending December 31,
2008	2,145,144
2009	2,145,144
2010	2,145,144
2011	2,265,208
Thereafter	6,045,892

$15,282,818

NOTE 7

DUE TO A THIRD PARTY

The balance represented a temporary advance from Yingfeng in relation to the TRT projects during the nine months ended September 30, 2007. The balance is unsecured, non-interest bearing and repayable in the next twelve months.

NOTE 8

DUE TO A DIRECTOR

The balances due to a director represented unsecured advances which are interest free and repayable in the next twelve months.

NOTE 9

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	September 30, 2007	December 31, 2006
		(audited)

Other payables	$507,967	$448,714
Employee welfare payable	222,772	213,870
Accrued expenses	68,641	279,823

	$799,380	$942,407

NOTE 10

INCOME TAXES

The Company is registered in the United States of America and has operations in the United States of America and the PRC. For the three and nine months ended September 30, 2007, there was no operation in the United States of America.

The Company’s subsidiary generated substantially all of its net income from its PRC operation and has recorded income tax provision of $53,803 and $100,417 for the three and nine months ended September 30, 2007 respectively. Its effective income tax rates for the three and nine months ended September 30, 2007 were 15%. There were no effective income tax rates for the three and nine months ended September 30, 2006 since the PRC operation was incurred net operating losses during the period.

NOTE 11

CONCENTRATION AND RISK

(a)

Major customers


For the nine months ended September 30, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the nine months ended September 30, 2007, customer who accounts for 10% or more of revenues is presented as follows:

Customers	Revenue	Percentage of revenue	Accounts receivable

Customer A	$721,615	89%	$123
Customer B	89,188	11%	-

	$810,803	100%	$123

(b)

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 12 COMPARATIVE FIGURES

Comparative figures included in prior year’s consolidated balance sheet and the consolidated statements of operations and cash flows have not been included in these condensed consolidation financial statements as they were not comparable because the Company had discontinued its business in mobile phone distribution and provision of pager and mobile phone value-added information services and changed to recycling energy business in the provision of energy saving and recycling products and services.

NOTE 13 SUBSEQUENT EVENTS

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the "2007 Plan") under the Form S-8 Registration Statement. Pursuant to the 2007 Plan, the Company may issue stock, or grant options at $1.23 per share to acquire the Company's common stock at par value $0.001 (the "Stock"), with an aggregate amount of 3,000,000 shares of the Stock, from time to time to employees and directors of the Company or other individuals, including consultants or advisors, all on the terms and conditions set forth in the 2007 Plan. The vesting terms of options grant under the 2007 Plan is subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exerciable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable in the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable in the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.

On November 13, 2007, the Company granted stock options with an aggregate amount of 3,000,000 shares of the Stock to twenty (20) managerial and non-managerial employees under the 2007 Plan. The fair value of all options granted is determined approximately as $2,383,430, using the Black-Scholes option pricing model.


On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the "Agreement A") with Mr. Zheng Hanqiao ("Mr. Zheng"), the President and major shareholder of the Company and TCH. Under the Agreement A, Mr. Zheng sold and transferred two TRT systems (the "Assets") valued at $9,677,420 (equivalent to RMB 72,000,000) to the Company in exchange for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share. Under the same Agreement A, the Company subsequently sold and transferred to TCH the aforementioned Assets for a total price of $9,677,420 (equivalent to RMB 72,000,000). Currently, the management of TCH has no intention to engage the Assets to any new direct financing projects.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the "Agreement B") with Mr. Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share.

As a result of the Agreement A and the Agreement B, Mr. Zheng acquired a total of 11,146,080 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share and these shares were fully issued on November 14, 2007. As of 19 November 2007, Mr. Zheng owned approximately 68% of the issued and outstanding shares of the Company’s common stock.

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement with two investors (the "Investors") pursuant to which the Company agreed to sell and issue, and the Investors agreed to purchase, (i) $5,000,000 principal amount of 10% Senior Secured Convertible Promissory Note (the "First Note"), plus accrued interest thereon, expiring on November 16, 2009; (ii) 4,066,706 shares of newly issued common stock, $0.001 par value, of the Company at an offering price of $1.23 (the "Purchased Shares"); and (iii) $15,000,000 principal amount of 5% Senior Secured Convertible Promissory Note (the "Second Note").

Both the First Note and the Second Note were secured by a perfected first priority lien on 50% of all of the equity interests of the pledgor under the Share Pledge Agreement. Under the Share Pledge Agreement dated as of November 16, 2007, its principal shareholder of the Company, Mr. Hanqiao Zheng agreed to pledge 50% of his shareholding in an aggregate of 19,306,943 shares of common stock (equivalent to 9,653,471 of pledged shares) as collateral to the Investors.

The Company paid a placement fee up to a maximum of $400,000. Proceeds of the financing will be used to fund the capital investments required under its Business Plan and for its other working capital needs.

The Company has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the First Note and the Second Note and the Purchased Shares under the Registration Rights Agreement dated as of November 16, 2007.


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

From May 2004 to December 2006, the Company through TCH engaged in the business of mobile phone distribution, advertising services and other provisions of pager and mobile phone value-added information services under the Company’s previous name "China Digital Wireless, Inc."

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


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

On September 21, 2007, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

Discussion and Analysis of Operating Results

Nine months ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Discontinued Operation

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution, advertising services and provision of pager and mobile phone value-added information services. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. For the nine months ended September 30, 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2007 and 2006. For the nine months ended September 30, 2007, there was no substantial sales revenue from product sales, product sales to related parties, and net information and advertising service revenue related to the discontinued operations and there was no cost of goods sold and cost of service related to discontinued operations, either. The discontinued operations incurred an income of $44,578 and $85,782 for nine months ended September 30, 2007 and 2006, respectively and the basic income per share from discontinued operations was $0.00 and $0.01 for the respective periods. This income represented the write down of deferred revenue generated from the provision of pager value-added information services.

Revenues from direct financing lease

Revenues for the nine months ended September 30, 2007 were $810,803, which represents the revenue received from Xingtai and Zhangzhi under the direct financing leases.

Cost of Revenues

Total cost of revenue for the nine months ended September 30, 2007 consists primarily of related business tax of 5% on revenues from direct financing leases between the Company, Xingtai and Zhangzhi. Total cost of revenue for the nine months ended September 30, 2007 was $58,076.

Gross profit


After taking into account the cost of revenues, our gross profit for the nine months ended September 30, 2007 was $752,727. The gross profit generated from the operation in the business of energy saving and recycling systems and services for the nine months ended September 30, 2007.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2007 decreased by $82,956 to $106,191, compared to $189,147 for the same period of the prior year, representing a 44% decrease. The decrease was mainly due to the discontinuance of the business of mobile phone distribution advertising services and provision of pager and mobile phone value-added information services.

Interest income, net

During the nine months ended September 30, 2007, the interest income derived from bank deposits decreased by $45, compared to $152 for the same period of the prior year.

Income from operations of discontinued components

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. For the nine months ended September 30, 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the nine months ended September 30, 2007 and 2006. The discontinued operations incurred an income of $44,578 and $85,782 for the nine months ended September 30, 2007 and 2006, respectively and the basic income per share from discontinued operations was $0.00 and $0.01 for the respective periods. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

Net income from continuing operation in energy saving and recycling businesses

For the nine months ended September 30, 2007, we recorded a net income of $590,798 received from our new operations in energy saving and recycling businesses. Compared to the second quarter of 2007, the net income from these new operations was increased by $315,356, due to the growth of our energy saving and recycling businesses.

Foreign currency translation gain

Foreign currency translation gain for the nine months ended September 30, 2007 increased by $636,383 to $758,236 compared to $121,853 for the same period of the prior year, representing a 522% increase. The increase was mainly due to the continuous appreciation of RMB Yuan against US Dollars.

Comprehensive income

We recorded comprehensive income of $1,349,034 for the nine months ended September 30, 2007, a $1,330,394 increase in comprehensive income compared to comprehensive income of $18,640 for the same period of the prior year, representing an increase of approximately 7,137%. The increase in comprehensive income was attributable to (i) the revenues received from the direct financing leases related to the Company’s continuing operation in energy saving and recycling businesses and (ii) the increase of foreign currency translation.

Net income from continuing operations per share

For the nine months ended September 30, 2007, our net income from continuing operation per share was $0.03 compared to the $0.01 net loss from continuing operation per share for the same period of the prior year, representing a net increase of $0.04 per share. The increase in net income per share is attributable to the revenues and earnings received from our new operations in energy saving and recycling business.


Liquidity and Capital Resources

Our net cash used during the nine months ended September 30, 2007 was $245,621 compared to net cash of $2,288,499 used during the same period in 2006, which represents a net change of $[2,042,878].

Net cash flows provided by operating activities including the discontinued operations and continued operations was $567,026 during the nine months ended September 30, 2007 compared to net cash flows used in operating activities of $123,529 during the same period of the prior year.

Net cash flows used in investing activities related to the continuing operations in energy saving and recycling business for the nine months ended September 30, 2007, was $1,723,999.

Net cash provided by financing activities related to the continuing operations in energy saving and recycling business for the nine months ended September 30, 2007 was $906,144.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No.159 are elective; however, the amendment to FASB No.115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2007, a group of individual purchasers entered a share purchase agreement with a group of shareholders of China Digital Wireless, Inc. ("Company") to purchase 12,911,835 shares of Company’s common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490, 000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the individual purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new share to purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the purchasers to the sellers and Company neither was entitled to nor received the proceeds of the sale.


On June 21, 2007, two of Company’s major shareholders, Guohua Ku and Hanqiao Zheng executed and consummated a share exchange agreement with a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd ("Yingfeng"). Guohua Ku and Hanqiao Zheng sold 289,427 and 2,406,365 shares of CREG’s common stocks ("CREG shares") they owned, respectively, to the purchasers for a total of 8,087,376 shares of Yingfeng’s common stocks ("Yingfeng Shares"), at the exchange rate of one CREG share for three Yingfeng shares. The share exchange agreement was initially negotiated and signed by Guohua Ku, Hanqiao Zheng and the representative of the purchasers on February 22, 2007. On June 21, 2007, the agreement was executed and consummated when all Purchasers and Sellers received the physical stock certificates of CREG shares and Yingfeng Shares delivered by the other party, pursuant to the Execution and Closing Clause of the share exchange agreement. As the result of this share exchange transaction, the purchasers, who are 472 individual shareholders of Yingfeng, acquired in total 2,695,792 shares of CREG’s common stocks. None of the purchasers acquired more than 1% of the total issued and outstanding common stocks of CREG in this transaction. Guohua Ku and Hanqiao Zheng own 8,784,273 and 0 shares of CREG’s common stocks, respectively, upon the consummation of this transaction. None of the purchasers in this share exchange transaction is a U.S Person, as such term is defined in Rule 902(k) of Regulation S, or located within the United States. This transaction is between non-U.S. Persons and takes place outside of the United States. Therefore, this transaction is exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

On August 22, 2007, Guohua Ku executed and consummated a share exchange agreement with another group of individual shareholders of Yingfeng. Under the terms of this Agreement, Guohua Ku sold 623,410 shares of CREG’s common stocks he owned to the Purchasers for a total of 1,870,230 shares of Yingfeng’s common stocks, at the exchange rate of one CREG share for three Yingfeng shares. As the result of this share exchange transaction, this group of Yingfeng Shareholders acquired in total 623,410 shares of CREG’s common stocks. None of them acquired more than 1% of the total issued and outstanding common stocks of CREG in this transaction. Guohua Ku, owns 8,160,863 shares of CREG’s common stocks after the consummation of this transaction.

On August 23, 2007, Guohua Ku executed and consummated a share purchase agreement with Hanqiao Zheng to sell 8,160,863 shares of CREG’s common stocks he owned to Hanqiao Zheng for a total price of US $ 2,040,215. As the result of this share purchase transaction, Hanqiao Zheng acquired in total 8,160,863 shares of CREG’s common stocks. Guohua Ku, owns 0 share of CREG’s common stocks after the consummation of this transaction.

On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the "Agreement A") with Mr. Zheng Hanqiao ("Mr. Zheng"), the President and major shareholder of the Company and TCH. Under the Agreement A, Mr. Zheng sold and transferred two TRT systems equipments (the "Assets") amounted to $9,677,420 (equivalent to RMB 72,000,000) to the Company in exchange for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share. Under the same Agreement A, the Company subsequently sold and transferred to TCH the aforementioned Assets for a total price of $9,677,420 (equivalent to RMB 72,000,000). Currently, the management of TCH has no intention to engage the Assets to any new direct financing projects.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the "Agreement B") with Mr. Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share.

As a result of the Agreement A and the Agreement B, Mr. Zheng acquired a total of 11,146,080 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share and these shares were fully issued on November 14, 2007.

On November 16, 2007, the Company and its wholly-owned direct and indirect subsidiaries entered into a Stock and Notes Purchase Agreement ("Purchase Agreement") with Carlyle Asia Growth Partners III, L.P., a limited partnership organized under the laws of the Cayman Islands ("CAGP"), and CAGP III Co-Investment, L.P., a limited partnership organized under the laws of the Cayman Islands (together with CAGP, the "Investors").


Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "First Note"). Additionally, the Purchase agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the "Second Note" and collectively with the First Note, the "Notes") (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the "Offering"). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bears interest at 10% per annum and matures on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note is subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note shall rank senior to all other debt of the Company.

If issued, the Second Note will bear interest at 5% per annum and will mature five years from the date of issuance. The Second Note is convertible at a conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2008, as described in the Second Note.

As collateral for the First Note (and the Second Note, if such Second Note is issued), Hanqiao Zheng, the President and a major shareholder of Company, pledged 9,653,471 of the shares of Company’s common stock held by him to secure the First Note (and the Second Note, if such Second Note is issued) (the "Share Pledge Agreement").

In connection with the Offering, the Company, Hanqiao Zheng and Ping Sun entered into a Shareholders Agreement, dated as of November 16, 2007, with the Investors (the "Shareholders Agreement"). The Shareholders Agreement contains certain restrictions on the ability of the parties to the Shareholders Agreement to transfer their shares of the Company’s common stock and provides the Investors with the right to designate up to two directors on the Company’s board of directors and certain other rights, including consent rights over certain transactions and preemptive rights in respect of subsequent issuances by the Company of equity securities.

Additionally, the Company has granted certain registration rights to the Investors requiring the Company to file a registration statement covering the shares of the Company’s common stock acquired by the Investors pursuant to the Offering within one hundred and twenty (120) days from the date of the Purchase Agreement (the "Registration Rights Agreement").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.


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

China Recycling Energy Corporation (Registrant)

Date: November 19, 2007

/s/	Hanqiao Zheng

Hanqiao Zheng
President and Chairman

Date: November 19, 2007

/s/	Guangyu Wu

Guangyu Wu
Chief Executive Officer

Date: November 19, 2007

/s/	Mingda Rong

Mingda Rong
Chief Financial Officer
