Form 10KSB/A
period 2006-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-03-06
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 333-120431

China Recycling Energy Corporation

(Known as "China Digital Wireless, Inc." prior to March 08, 2007)
 (Name of Small Business Issuer in its Charter)

                                                Nevada
(State or other jurisdiction of incorporation or organization)

                     90-0093373
(I.R.S. Employer Identification No.)

429 Guangdong Road
               Shanghai, China 200001
(Address of principal executive offices)

      N/A
(Zip Code)

Issuer's telephone number: (011) 86-21-6336-8686

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

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

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

CHINA RECYCLING ENERGY CORPORATION

(KNOWN AS "CHINA DIGITAL WIRELESS, INC." PRIOR TO MARCH 08, 2007)

FORM 10-KSB/A

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures.
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Consolidated Financial Statements		F-1

PART I

When we use the terms "we," "us," "our" and "the Company," we mean China Digital Wireless, Inc., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and Sifang Holdings Co., Ltd.'s wholly-owned subsidiary, Shanghai TCH Data Technology Co., Ltd. Since March 08, 2007, China Digital Wireless, Inc. has changed its name to "China Recycling Energy Corporation". However, since this Form 10KSB/A is for fiscal year ended December 31, 2006 when the name change has not occurred, we still use China Digital Wireless, Inc. as the full name of the reporting issuer on this Form 10KSB/A.

The information set forth in this Report on Form 10-KSB/A including, without limitation, that contained in Item 6, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section below.

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

  Shanghai Stock Information Company.

  Shanghai Wanguo Stock Information Company.

  Shanghai Yibang Stock Information Company.

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

Non-Operator Channels. We also focus on non-mobile operator sales and marketing activities, such as:

  promoting Sifang Information's Web site, www.sifang.net, to potential users as a fun, easy-to-access place to request our wireless content and applications,

  engaging in direct marketing to mobile phone users by, for example, including advertising inserts in users' bills from Shanghai Mobile and Shanghai Unicom,

  engaging in direct marketing to stock market investors by, for example, including advertising inserts in investors' bills from brokerage companies such as GF Securities Co., Ltd., Guotai Junan Securities Co., Ltd., Everbright Securities Co., Ltd. and Guoxin Securities Co., Ltd.,

  utilizing our database of users to create targeted marketing campaigns,

  advertising in traditional media outlets such as newspapers and magazines, and we plan to pre-install the Samsung mobile phones we distribute with the end-user portion of our Sifang Gutong software, and place brochures touting our stock information, stock trading and currency exchange services in the packaging of those phones, before distributing them to retailers.

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

  Global System for Mobile Communications, or GSM – initially developed in order to facilitate unification and integration of telecommunications within the European Union has become widespread throughout most Asian countries. GSM technology breaks audio signals into sequential pieces of data of a defined length, places each piece into an information conduit at specific intervals and then reconstructs the pieces at the end of the conduit. A key component of the GSM system is the SIM card. Data stored on the card identifies the subscriber to the mobile network as well as the service authorized for that subscriber. Since the identity of the subscriber is held on the card, any mobile phone can be used in conjunction with the SIM card.

  Code Division Multiple Access, or CDMA – a digital technology standard which has been used in commercial operation by several operators in certain countries such as the United States and Korea. Unlike GSM, CDMA technology is a continuous transmission technology which uses a coding system to mix discrete audio signals together during transmission and then separates those signals at the end of transmission.

Prior to the commercial rollout of third generation, or 3G, networks, 2.5G technology standards have been developed for both the GSM and CDMA technologies to offer higher data transmission speeds, enabling the use of more data intensive products. Current 2.5G wireless technologies include:

  General Packet-Switched Radio Service, or GPRS – offers faster data transmission with speeds ranging from 56 kilobits per second, or Kbps, to 114 Kbps via a GSM network. GPRS supports a wide range of bandwidths and is particularly suited for sending and receiving small bursts of data, such as e-mail and Web browsing, as well as large volumes of data. GPRS also makes it possible for users to make telephone calls and transmit data simultaneously.

  CDMA 1x RTT – an advanced CDMA-based technology which allows transmission of data at speeds of up to 144 Kbps, compared to a maximum of 64 Kbps for second generation CDMA networks.

3G represents several technology standards developed by The International Telecommunications Union. Third generation technology has been developed for both the GSM standard and CDMA standard.

Wireless value-added services can be offered through all of these technology standards and most commonly include:

  Short Messaging Services, or SMS – a service that enables a user to send and receive text messages comprised of words or numbers or an alphanumeric combination. SMS was created when it was incorporated into the GSM standard.

  Wireless Application Protocol, or WAP – a software protocol standard that defines a standardized means of transmitting Internet-based content and data to handheld devices such as mobile phones and pagers with secure access to e-mail and text-based Web pages. WAP supports most wireless networks including GSM and CDMA.

  Multimedia Messaging Services, or MMS – a method of transmitting graphics, video clips, sound files and short text messages over wireless networks using the WAP protocol. MMS, however, is not the same as e-mail in that MMS is based on the concept of multimedia messaging. An MMS message is coded so that the images, sounds and text are displayed in a predetermined order as one singular message. Furthermore, MMS does not support attachments as e-mail does.

  JAVA – a general programming environment that creates applications for the Internet or any other distributed networks. JAVA applications are intended to be independent of the hardware platform.

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

  opposes the fundamental principles determined in China's Constitution;

  compromises state security, divulges state secrets, subverts state power or damages national unity;

  harms the dignity or interests of the state;

  incites ethnic hatred or racial discrimination or damages inter-ethnic unity;

  sabotages China's religious policy or propagates heretical teachings or feudal superstitions;

  disseminates rumors, disturbs social order or disrupts social stability;

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

  attract and retain users for our wireless value-added information services,

  expand the content and services that we offer and, in particular, develop and aggregate innovative new content and service offerings,

  respond effectively to rapidly evolving competitive and market dynamics and address the effects of mergers and acquisitions among our competitors,

  build relationships with strategic partners, and

  increase awareness of our brand and user loyalty.

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

  develop and quickly introduce new services, adapt our existing services and maintain and improve the quality of all of our services, particularly as new mobile technologies such as 3G are introduced,

  expand the percentage of our value-added information services revenues which are recurring and are derived from monthly subscription based services,

  continue to enter into and maintain relationships with desirable content providers,

  continue training, motivating and retaining our existing employees and attract and integrate new employees, including our senior management, most of whom have been with our company for less than one year, develop and improve our operational, financial, accounting and other internal systems and controls, and maintain adequate controls and procedures to ensure that our periodic public disclosure under applicable laws, including U.S. securities laws, is complete and accurate.

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

  levy fines;

  confiscate our income or the income of our affiliated value-added service providers;

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

  quarantines or closures of some of our offices which would severely disrupt our operations,

  the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

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

  economic structure;

  level of government involvement in the economy;

  level of development,

  level of capital reinvestment;

  control of foreign exchange;

  methods of allocating resources; and

  balance of payments position.

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

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly operating results,

  announcements of new services by us or our competitors,

  changes in financial estimates by securities analysts,

  conditions in the wireless value-added services market,

  changes in the economic performance or market valuations of other companies involved in wireless value-added services or distribution of mobile phones,

  announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

  additions or departures of key personnel,

  potential litigation, or

  conditions in the mobile phone market.

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

The following table summarizes certain information related to the various components of revenue.

	Advertising	Sales of	Mobile	Beep
	service	mobile	phone	pagers
2006	revenue	phones	service	service	Corporate	Total

Revenue, net	$334,844	$762,800	$1,430,252	$361,540	$–	$2,889,436
Cost of revenue	110,876	963,500	1,043,204	188,822	–	2,306,402
Gross profit	223,968	(200,700)	387,048	172,718	–	583,034
Gross Profit Ratio
Depreciation	–	–	110,924	–	78,442	189,366
Interest expense	–	–	–	–	–	–
Net income (loss)	224,745	(509,518)	102,293	(45,895)	(10,349,043)	(10,577,418)
Total assets	–	–	–		(4,464,612)	4,464,612
Expenditure for long-lived assets	–	–	–	–	–	–

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

Impairment Costs

In 2006, during the course of our strategic review of the assets involved in the mobile phone sales and information service operations, we determined that future undiscounted cash flows associated with these assets were uncertain and may not be sufficient to recover their carrying values and so these assets were written down to zero as of December 31, 2006. Also in 2006, we decided not to pursue the acquisition of Kena under a series of agreements signed in 2005. All the agreements in connection with the Kena acquisition were terminated by TCH and Kena. We also reviewed the future economic value of the deposit for the anticipated business acquisition of Kena and determined that future undiscounted cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying values and so was fully written down as of December 31, 2006. As the result, the total amount of impairment costs of $7,114,047 for Fiscal 2006 was charged to the statement of operations, which included $ 856,457 for property and equipment and $ 6,257,590 for deposit for business acquisition.

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

Net Earning (Loss) Per Share

We recorded a net loss per share in 2006 fiscal year. The net loss per share for the 2006 fiscal year was $ 0.62, a $ 0.73 decrease compared to the $0.11 net earning per share for the prior year. The loss was attributable to (i) the decrease in the gross profit generated in the 2006 fiscal year, (ii) the impairment cost in 2006 (iii) the appreciation of Chinese RMB to US dollars.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements–An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

During January 2006, the Company entered into an agreement with Sifang Information for the establishment of a new joint venture entity with a third party. The purpose of the joint venture entity is to act as a sole advertising agent of TCH. The Company advanced a total of $2,499,969 to Sifang Information to contribute to the joint venture. This, together with the trade receivables related to the mobile phone distribution business, made up a total balance of $6,446,275 receivable from Sifang Information as of December 31, 2006. As of December 31, 2006, the Company decided to provide a provision of $3,000,000 for:

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

ITEM 13. EXHIBITS

Exhibit Number Description

3.1	Articles of Incorporation of the Registrant. (1)

3.2	Second Amended and Restated Bylaws of the Registrant. (2)

4.1	Common Stock Specimen. (4)

*

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd. dated effective as of June 23, 2004. (2)

10.2	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.3	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.4	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd., Shanghai Chengao Industrial Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.5	Information Service and Cooperation Agreement by and among Shanghai Tianci Industrial (Group), Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.6	Business and Related Assets Transfer Agreement between Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of May 26, 2004. (3)

10.7	Stock Purchase Agreement by and between Halter Financial Group, Inc. and Boulder Acquisitions, Inc. dated as of June 23, 2004. (2)

10.8	Stock Purchase Agreement by and between Chinamerica Fund, LP and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.9	Stock Purchase Agreement by and between Chinamerica Acquisition, LLC and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.10	Stock Purchase Agreement by and between Gary Evans and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.11	Selling Stockholders Agreement by and among Boulder Acquisitions, Inc. and the Selling Stockholders listed on Schedule A thereto dated as of June 28, 2004. (5)

10.12	English Summary of the Equity Transfer Termsheet for Shanghai Kena Energy Saving Electric Co., Ltd. by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, and Ms. Zheng Chang dated as of December 29, 2005. (6)

10.13	English Summary of the Agreement relating to the assignment of debt under the Equity Transfer Agreement by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, Ms. Zheng Chang and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005. (6)

10.14	English Summary of an Agreement relating to transfer of patent ownership by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.15	English Summary of an Agreement relating to transfer of right to make patent application by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.16	English Summary of an Agreement in relation to assignment of debt under the Agreements for the transfer of patent rights by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005 (as amended by the parties on February 10, 2006). (6)

10.17	Share Purchase Agreement Dated on January 24, 2007 between individual purchasers and shareholders of China Digital Wireless, Inc. (7)

10.18	TRT Joint Operation Agreement between Shanghai TCH Data Technology Co. Ltd. and Xi'an Yingfeng Science and Technology Co.Ltd. dated February 1, 2007.(8)

14	Code of Ethics.

21.1	Subsidiaries of the Registrant. (4)

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, which was filed with the Commission on January 28, 2002, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 8, 2004, and which is incorporated herein by reference.
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

Audit-Related Fees

There was $ 9,000 audit-related fee billed by Grobstein, Horwath & Company, LLP in connection with this Form 10-KSB/A for fiscal year 2006.

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

Consolidated Financial Statements

For The Years Ended December 31, 2006 (Restated) and 2005

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended have been restated.

Zhong Yi (Hong Kong) C.P.A. Company Limited Certified Public Accountants

Hong Kong, China
April 12, 2007 (January [x], 2008 as to the effects of the restatement discussed in Note 2)

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

As discussed in Note 14 to the consolidated financial statements, the Company has had numerous significant transactions with businesses controlled by, and with people who are related to, the officers and directors of the Company.

GROBSTEIN, HORWATH & COMPANY LLP
 Sherman Oaks, California
March 31, 2006

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$252,000	$3,578,367
Accounts receivable, net	--	844,977
Inventories, net	--	62,386
Advances and deposits to suppliers	755,635	19,970
Deferred tax assets	--	12,846
VAT recoverable	10,702	--
Due from related parties	3,446,275	3,094,969

Total current assets	4,464,612	7,613,515

Non current assets:
Property and equipment, net	--	1,105,756
Deposit for business acquisition	--	6,257,590

	--	7,363,346

TOTAL ASSETS	$4,464,612	$14,976,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$--	$881,218
Advance from customers	141,832	6,399
Deferred revenue	33,299	31,598
VAT payable	--	92,649
Income tax payable	437	193,586
Due to related parties	--	223,399
Other current liabilities	942,407	375,960

Total current liabilities	1,117,975	1,804,809

Stockholders' equity:
Common stock,
$0.001 par value; 100,000,000 shares authorized;
17,147,268 shares issued and outstanding	17,148	17,148
Additional paid-in capital	4,229,845	4,229,845
Statutory reserves	574,666	554,466
Accumulated other comprehensive income	1,037,674	285,671
(Accumulated deficits) retained earnings	(2,512,696)	8,084,922

Total stockholders' equity	3,346,637	13,172,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,464,612	$14,976,861

See accompanying notes to consolidated financial statements.

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
2006 AND 2005 (Currency expressed in United States
Dollars ("US$"), except for number of shares)

	2006	2005

	(restated)
	(see Note 2)
Revenues:
Product sales	$555,961	$5,775,069
Product sales - related parties	713,524	10,608,287
Information service, net	1,285,107	1,274,068
Advertising service, net	334,844	2,761,598

Total revenues	2,889,436	20,419,022

Cost of revenue
Cost of revenue	504,347	5,800,878
Cost of revenue - related parties	686,993	10,224,081
Cost of information service	1,004,186	681,624
Cost of advertising service	110,876	141,554

Total cost of revenue	2,306,402	16,848,137

Gross profit	583,034	3,570,885

Operating expenses:
Sales and marketing	154,727	134,639
Allowance for doubtful accounts	10,631	--
Written-off on amounts due from related parties	3,000,000	--
General and administrative	967,957	1,251,166

	4,133,315	1,385,805

Total operating expenses

(Loss) income from operations	(3,550,281)	2,185,080

Other income (expense):
Interest income	5,135	--
Government subsidy	118,202	108,476
Other income	206	8,387
Interest expense	--	(9,093)
Impairment on deposit for business
acquisition and property and equipment	7,114,047	-

(Loss) income before income taxes	(10,540,785)	2,292,850
Income tax expense	(36,633)	(481,743)

Net (loss) income	$(10,577,418)	$1,811,107

Other comprehensive income:
- Foreign currency translation adjustment	$752,003	$285,396

Comprehensive (loss) income	$(9,825,415)	$2,096,503

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	2006	2005

	(restated)
	(see Note 2)

Net (loss) income per common share -
Basic and diluted
	$(0.62)	$0.11

Weighted average number of common shares
outstanding - Basic and diluted	17,147,268	17,054,368

See accompanying notes to consolidated financial statements.

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars ("US$"))

	2006	2005

	(restated)
	(see Note 2)
Cash flows from operating activities:
Net (loss) income	$(10,577,418)	$1,811,107
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation	189,366	239,716
Allowance for doubtful accounts	10,631	(3,450)
Impairment on deposit for business
acquisition and property and equipment	7,114,047	-
Written-off on amount due from related parties	3,000,000	--
Loss (gain) on disposal of property and equipment	58,970	(8,914)
Changes in assets and liabilities:
Accounts receivable	834,346	3,778,282
Inventories	62,386	39,310
Advances and deposits to suppliers	(735,665)	130,442
Deferred tax assets	12,846	15,926
Due from related parties	(3,351,306)	(929,345)
Accounts payable	(881,218)	825,379
Advance from customers	135,433	6,399
Deferred revenue	1,701	(586,096)
VAT payable	(103,351)	(120,886)
Income tax payable	(193,149)	(119,177)
Due to related parties	(223,399)	123,139
Other current liabilities	566,447	88,935

Net cash (used in) generated from operating activities	(4,079,333)	5,290,767

Cash flows from investing activities:
Purchase of property and equipment	--	(425,525)
Proceeds on disposal of property and equipment	963	309,214
Due from related parties	--	(3,435,258)

Net cash generated from (used in) investing activities	963	(3,551,569)

Cash flows from financing activities:
Common stock proceeds held in escrow	--	1,500,000

Net cash generated from financing activities	--	1,500,000

Foreign currency translation adjustment	752,003	263,658

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,326,367)	3,502,856

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,578,367	75,511

CASH AND CASH EQUIVALENTS, END OF YEAR	$252,000	$3,578,367

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
 (Currency expressed in United States Dollars ("US$"))

	2006	2005

	(restated)
	(see Note 2)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$23,582	$590,481

Cash paid for interest expenses	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Deposit for business acquisition in exchange for reduction in
accounts receivable	$-	$6,257,590

See accompanying notes to consolidated financial statements.

 CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31,
 2006 AND 2005 (Currency expressed in United States
 Dollars ("US$"), except for number of shares)

					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive
	No. of share	Amount	capital	reserves	income

Balance as of December 31, 2004	17,018,692	$17,019	$4,229,974	$-	$275
Issuance of common stock in exchange for
lock up agreements	128,576	129	(129)	-	-
Transfer from retained earnings to statutory
reserves	-	-	-	554,466	-
Components of comprehensive income
- Foreign currency translation	-	-	-	-	285,396
Net income for the year	-	-	-	-	-

	17,147,268	$17,148	$4,229,845	$554,466	$285,671
Balance as of December 31, 2005

Components of comprehensive income
- Foreign currency translation	-	-	-	-	752,003
Transfer from retained earnings to statutory
reserves	-	-	-	20,200	-
Net loss for the year	-	-	-	-	-

Balance as of December 31, 2006	17,147,268	$17,148	$4,229,845	$574,666	$1,037,674

	Retained
	earnings	Total
	(accumulated	(restated)
	deficits)	(see Note 2)

Balance as of December 31, 2004	6,828,281	$11,075,549
Issuance of common stock in exchange for
lock up agreements	-	-
Transfer from retained earnings to statutory
reserves	(554,466)	-
Components of comprehensive income
- Foreign currency translation	-	285,396
Net income for the year	1,811,107	1,811,107

Balance as of December 31, 2005	8,084,922	$13,172,052

Components of comprehensive income
- Foreign currency translation	-	752,003
Transfer from retained earnings to statutory
reserves	(20,200)	-
Net loss for the year (restated)	(10,577,418)	(10,577,418)

Balance as of December 31, 2006 (restated)	(2,512,696)	$346,637

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

2. RESTATEMENT OF FINANCIAL STATEMENT

The financial statements for the year ended December 31, 2006 have been restated to reflect the correction of error on the impairment on deposit for business acquisition and property and equipment of approximately $7.1 million to the consolidated statement of operations.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of and for the year ended December 31, 2006:

There is no impact of the restatement on the Consolidated Balance Sheet.

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
Operating expenses	$4,133,315	$11,247,362	$(7,114,047)
(Loss) income from operations	$(3,550,281)	$(10,664,328)	$(7,114,047)
(Loss) income before income taxes	$(3,426,738)	$(10,540,785)	$(7,114,047)
Net (loss) income	$(3,463,371)	$(10,577,418)	$(7,114,047)

Comprehensive (loss) income	$(2,711,368)	$(9,825,415)	$(7,114,047)

Net (loss) income per common share — basic and diluted	$(0.20)	$(0.62)	$(0.42)

There is no impact of the restatement on the Consolidated Statement of Stockholders’ Equity.

3. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2006, the Company had a working capital of $3,346,637, a negative operating cash flow of $4,079,333 and the accumulated deficits of $2,512,696. Management has taken certain actions and continues to implement changes designed to improve the Company's financial results and operating cash flows. The action involves change of business operations from the mobile phone distribution business and provision of information value-added services to sales of energy-saving products, which is described in Note 20(c). The place of business is also going to reallocate from Shanghai to Xian Province. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Impairment of Long-life Assets In accordance with SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets, if any, to determine the carrying values are not impaired, as fully explained in Note 5.

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

  Segment Reporting SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in four principal reportable segment, as more fully explained in Note 15.

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

All material related party transactions have been disclosed in the note 14 to consolidated financial statements.

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

5. IMPAIRMENT  WRITE DOWN RECOGNISED AS A RESULT OF STRATEGIC  REVIEW OF CERTAIN OPERATIONS

In 2006,  during  the  course of the  Company's  strategic  review of the assets involved  in the mobile  phone sales and  information  service  operations,  the Company determined that the carrying values of these property and equipment were impaired after  recoverability  test using future  undiscounted  cash flows. The  carrying  values of these  assets were not  recovered  sufficiently  and so were fully written down to the statement of operations for the year ended December 31, 2006.

Also, the Company reviewed the future economic value of the deposit for business acquisition,  as more fully mentioned in Note 14(h),  and determined that future undiscounted  cash flows associated with this deposit were uncertain and may not be sufficient to recover their carrying  values and so was fully written down to the statement of operations for the year ended December 31, 2006.

		Impairment charge to
	Net book value at	statement of	Net book value after
Assets	December 31, 2006	operations	the impairment charge

Property and equipment	$856,457	$(856,457)	$-
Deposit for business acquisition
acquisition	6,257,590	(6,257,590)	-

	$7,114,047	$(7,114,047)	$-

6. ACCOUNTS RECEIVABLE, NET

	2006	2005

Accounts receivable	$10,631	$844,977
Less: allowance for doubtful accounts	(10,631)	-

Accounts receivable, net	$-	$844,977

7. ADVANCES AND DEPOSITS TO SUPPLIERS

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

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	2006	2005

Buildings	$999,997	$967,507
Software	--	568,704
Office and other equipment	--	488,984
Motor vehicles	92,225	89,229

	1,092,222	2,114,424
Less: accumulated depreciation	(235,765)	(1,008,668)

impairment charge to additional paid-in capital	(856,457)	--

Property and equipment, net	$--	$1,105,756

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

9. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	2006	2005

Other payables	$448,714	$118,058
Employee welfare payable	213,870	206,462
Accruals	279,823	51,440

	$942,407	$375,960

10. GOVERNMENT SUBSIDY

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

11. INCOME TAXES

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

The income tax provision for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Current tax expense	$23,787	$465,343
Deferred tax	12,846	16,400

Income tax expense	$36,633	$481,743

The components of (loss) income before income taxes are as follows:

	2006	2005

Loss subject to Cayman Islands	$(250,995)	$(737,758)
(Loss) income subject to the PRC	(10,289,790)	3,030,608

(Loss) income before income taxes	$(10,540,785)	$2,292,850

Income tax expense	$36,633	$481,743

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes stated in the consolidated statement of operations for the years ended December 31, 2006 and 2005 are as follows:

	Year ended December 31,
	2006	2005

(Loss) income before income taxes	$(10,289,790)	$3,030,608
Statutory income tax rate	33%	33%

	(3,395,630)	1,000,101
Add: Adjustments
Income tax holiday	(21,964)	(545,509)
Allowance for doubtful accounts	993,508	27,151

Change in deferred tax assets	12,846	-
Impairment on deposit for business
acquisition and property and
equipment	2,347,635	-
Others	100,238	-

Income tax expense	$36,633	$481,743

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005

Deferred tax assets:
- Allowance for doubtful accounts	$451,595	$6,670
- Accrued liabilities	-	6,176

Total deferred tax assets	451,595	12,846
Less: valuation allowance	(451,595)	-

Deferred tax assets	$-	$12,846

12. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net (loss) income per share for the year indicated:

	Year ended December 31,
	2006	2005
	(restated)
Basic and diluted net (loss) income
per share calculation:
Numerator:
Net (loss) income used in computing basic net (loss) income per share	$(10,577,418)	$1,811,107

Denominator:
Weighted average ordinary shares outstanding	17,147,268	17,054,368

Basic and diluted net (loss) income per share	$(0.62)	$0.11

13. CAPITAL TRANSACTIONS

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

Pursuant to a resolution in December 2006, the Company transferred its retained earnings of $7,114,047 to additional paid-in capital for the purpose of impairment charge on deposit for business acquisition and property and equipment. Descriptive details of deposit for business acquisition and property and equipment are mentioned in Note 14(h) and Note 8 and the Company determined that both items are non-trading nature. Also the Company reviewed the future economic value of both deposit and assets and determined that future undiscounted cash flows associated with these deposit and assets were uncertain and may not be sufficient to recover their carrying values and so was fully written down to additional paid-in capital.

14. RELATED PARTY TRANSACTIONS

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

(c) Advertising Services Rendered to Related Party

	Year ended December 31,
	2006	2005

Tianci Real Estate	$-	$1,879,965

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

(d) Service Provided by Related Party

	Year ended December 31,
	2006	2005

Sifang Information	$473,534	$426,009

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

(f) Amount Due From Related Parties

	As of December 31,
	2006	2005

Sifang Information	$6,446,275	$2,165,624
Sifang Media	-	929,345

	6,446,275	3,094,969
Less: Amount written-off	(3,000,000)	-

	$3,446,275	$3,094,969

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

(g) Amount Due To Related Parties

	As of December 31,
	2006	2005

Tianci Real Estate	$-	$123,467
Shantian	-	99,932

	$-	$223,399

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

15. SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2006 and 2005:

	Advertising	Sales of	Mobile	Beep			Total
	service	mobile	phone	pagers			(restated)
2006	revenue	phones	service	service		Corporate	(see Note 2)

Revenue, net	$334,844	$1,269,485	$736,742	$548,365		$-	$2,889,436
Cost of revenue	110,876	1,191,340	815,364	188,822		-	2,306,402
Gross profit (loss)	223,968	78,145	(78,622)	359,543		-	583,034
Depreciation	-	-	110,924	-		78,442	189,366
Interest expense	-	--	-	-	-		-
Net income (loss)	224,746	(250,082)	(385,372)	121,202		(10,287,912)	(10,577,418)
Total assets	-	-	-	-		4,464,612	4,464,612
Expenditure for
long-lived assets	$-	$-	$-	$-		$-	$-

	Advertising	Sales of	Mobile	Beep
	service	mobile	phone	pagers
2005	revenue	phones	service	service		Corporate	Total

Revenue, net	$2,761,598	$16,383,356	$634,728	$639,340		$-	$20,419,022
Cost of revenue	141,554	16,024,959	410,898	270,726		-	16,848,137
Gross profit	2,620,044	358,397	223,830	368,614		-	3,570,885
Depreciation	-	-	191,773	-		47,943	239,716
Interest expense	-	-	-	-		9,093	9,093
Net income (loss)	1,940,596	154,136	47,843	162,207		(493,675)	1,811,107
Total assets	-	913,957	139,055	-		13,923,849	14,976,861
Expenditure for
long-lived assets	$-	$-	$71,542	$-		$353,983	$425,525

16. CHINA CONTRIBUTION PLAN

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

17. STATUTORY RESERVES

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

18. CONCENTRATION OF RISK

(a) Major Customers and Vendors

For the years ended December 31, 2006 and 2005, 100% of the Company's assets were located in the PRC and 100% of the Company's revenues and purchases were derived from customers and vendors located in the PRC.

For the years ended December 31, 2006 and 2005, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues		Accounts receivable
	2006	2005	2006	2005

Customer A	25%	52%	-	-
Customer B	17%	3%	-	27%
Customer C	-	3%	-	-
Customer D	-	12%	-	-
Customer E	-	2%	-	64%

	42%	72%	-	91%

Vendors	Purchases		Accounts payable
	2006	2005	2006	2005

Vendor A	23%	34%	-	-
Vendor B	14%	8%	-	12%
Vendor C	-	9%	-	87%
Vendor D	-	31%	-	-

	37%	82%	-	99%

(b) Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

19. COMMITMENTS

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

20. SUBSEQUENT EVENTS

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