Form 10KSB/A
period 2006-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-03-06
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

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

CHINA DIGITAL WIRELESS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
2006 AND 2005 (Currency expressed in United States
Dollars ("US$"), except for number of shares)

	2006	2005

	(restated)
	(see Note 2)
Revenues:
Product sales	$555,961	$5,775,069
Product sales - related parties	713,524	10,608,287
Information service, net	1,285,107	1,274,068
Advertising service, net	334,844	2,761,598

Total revenues	2,889,436	20,419,022

Cost of revenue
Cost of revenue	504,347	5,800,878
Cost of revenue - related parties	686,993	10,224,081
Cost of information service	1,004,186	681,624
Cost of advertising service	110,876	141,554

Total cost of revenue	2,306,402	16,848,137

Gross profit	583,034	3,570,885

Operating expenses:
Sales and marketing	154,727	134,639
Allowance for doubtful accounts	10,631	--
Written-off on amounts due from related parties	3,000,000	--
Impairment on deposit for business acquisition and property equipment	7,114,047	--
General and administrative	967,957	1,251,166

	11,247,362	1,385,805

Total operating expenses

(Loss) income from operations	(10,664,328)	2,185,080

Other income (expense):
Interest income	5,135	--
Government subsidy	118,202	108,476
Other income	206	8,387
Interest expense	--	(9,093)

(Loss) income before income taxes	(10,540,785)	2,292,850
Income tax expense	(36,633)	(481,743)

Net (loss) income	$(10,577,418)	$1,811,107

Other comprehensive income:
- Foreign currency translation adjustment	$752,003	$285,396

Comprehensive (loss) income	$(9,825,415)	$2,096,503

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

  Impairment of Long-life Assets In accordance with SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviewed long-lived assets to determine their carrying values for impairment test and recognized an impairment charge of $7,114,047 relating to deposit for business acquisition and property and equipment for the year ended December 31, 2006.

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

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	2006	2005

Buildings	$999,997	$967,507
Software	--	568,704
Office and other equipment	--	488,984
Motor vehicles	92,225	89,229

	1,092,222	2,114,424
Less: accumulated depreciation	(235,765)	(1,008,668)

Less: impairment charge to the statement of operations	(856,457)	--

Property and equipment, net	$--	$1,105,756

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

As of December 31, 2006, the Company reviewed its long-lived assets to determine their carrying values for impairment test and recognized an impairment charge of $856,457 to fully write down the carrying values of buildings and motor vehicles.

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
	(restated) (see Note 2)
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

15. SEGMENT INFORMATION

The Company currently operates in four principal business segments: (i) advertising service, (ii) sales of mobile phones, (iii) mobile phone services, and (iv) beep pagers service. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 4). The Company had no inter-segment sales for the years ended December 31, 2006 and 2005. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

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