Form 10KSB/A
period 2006-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-03-17
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-3

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

By	/s/Hanqiao Zheng
Hanqiao Zheng
President and Chairman of the Board
(Principal Executive Officer)

Date: March 05, 2008

By	/s/Guangyu Wu
Guangyu Wu
Chief Executive Officer
(Principal Executive Officer)

Date: March 05, 2008

By	/sMingda Rong
Mingda Romg
Chief Financial Officer
(Principal Executive Officer)

Date: March 05, 2008

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

Zhong Yi (Hong Kong) C.P.A. Company Limited Certified Public Accountants

Hong Kong, China
April 12, 2007 (March 5, 2008 as to the effects of the restatement discussed in Note 2)

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