Form 10KSB
period 2007-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-04-15
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 333-120431

China Recycling Energy Corporation

(Known as “China Digital Wireless, Inc.” prior to March 08, 2007)

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

The  aggregate  market value of the voting  common stock held by  non-affiliates computed by reference  to the price at which the common  stock was sold,  or the average  bid and asked  prices of such  common  stock,  as of March 31, 2008,  is $1.25. The number of shares of common stock outstanding as of December 31, 2007 and March 31, 2008 was 17,147,268 and 25,015,089 respectively.

.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CHINA RECYCLING ENERGY CORPORATION

(KNOWN AS “CHINA DIGITAL WIRELESS, INC.” PRIOR TO MARCH 08, 2007)

FORM 10-KSB

TABLE OF CONTENTS

PART I

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits

Item 14.  Principal Accountant Fees and Services

Consolidated Financial Statements

PART I

When we use the terms  "we,"  "us,"  "our" and "the  Company,"  we mean China Recycling Energy Corporation.,  a  Nevada  corporation,  and its  wholly-owned subsidiary,   Sifang  Holdings  Co.,  Ltd.,  and  Sifang  Holdings  Co.,  Ltd.'s wholly-owned subsidiary, Shanghai TCH Energy Technology Co., Ltd. and Shanghai TCH Energy Technology Co., Ltd’s wholly-owned subsidiary, Xi’an TCH Energy Technology Co., ltd. Prior to March 08, 2007, China Recycling Energy Corporation’s name was China Digital Wireless, Inc.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

We currently engage in recycling energy business, providing energy saving and recycling products and services (“Current Business”).

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

On June 23, 2004, we completed a stock exchange  transaction  with the shareholders of Sifang Holdings Co., Ltd. ("Sifang Holdings").  The exchange was consummated  under  Nevada and Cayman  Islands  law  pursuant  to the terms of a Securities  Exchange  Agreement  dated as of June 23, 2004 by and among  Boulder Acquisitions,  Sifang Holdings and the shareholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement,  we issued 13,782,636 shares of our common stock to the shareholders of Sifang Holdings,  representing  approximately 89.7% of our post-exchange  issued and outstanding  common stock, in exchange for 100% of the outstanding  capital stock of Sifang Holdings.  We presently carry on the business  of  Sifang  Holdings'  wholly-owned  subsidiary,   Shanghai  TCH  Energy Technology Co., Ltd., a corporation organized under the laws of the PRC, or Shanghai TCH.

Effective   August  6,  2004,   we  changed   our  name  from   Boulder Acquisitions, Inc. to China Digital Wireless, Inc.

From August 2004 to December 2006, we primarily engaged in the business of pager and mobile phone  distribution  and  provides value added information  services to the customers in the People’s Republic of China (“Previous Business”).

Since January 2007, we have gradually phased out and substantially scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services.  In the first and second quarter of 2007, the Company did not engage in any substantial transaction and activity in connection to these businesses.  On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses.

In December 2006, we began to engage in business activities in the energy saving and recycling industry, including purchasing certain equipments, devices, hardware and software for the construction and installation of top gas recovery turbine system (“TRT”) and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mill to generate electricity.  It has significant commercial value for the steel mills. We used the purchased properties as investment in several TRT projects that TCH expects to pursue with several large Chinese steel companies in year 2008.

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

On April 08, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 01, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd.(“Yingfeng”).  Yingfeng is a Chinese company that is located in Xi’an, Shaanxi Province, China, and is engaging in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) which is to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This project was originally initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. After intensive and substantial inquiry and assessment, Shanghai TCH agreed to pursue this project with Yingfeng in the joint-operation mode. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices.  In return, Shanghai TCH becomes entitled to all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests.

On October 31, 2007, Shanghai TCH  entered an asset-transfer agreement with Yingfeng on to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 08, 2007 were terminated.

Our  Current Business  is   primarily   conducted   through  our   wholly-owned subsidiary,  Sifang  Holdings  and its  wholly-owned  subsidiaries,  Shanghai TCH and Shanghai TCH’s wholly-subsidiaries, Xi'an TCH Energy Technology Company, Ltd ("Xi'an TCH") and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”).   Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million. Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on December 14, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.

Market

Analysis of the TRT market

a. Administrative Support of Chinese Government

Resource problem is a major strategic issue affecting the development of Chinese economy. The Chinese government has committed to adjusting the economic structure and changing the mode of economic growth in order to encourage the use of more advanced and more environment-friendly technologies. Also, the Chinese government has been promoting the development of a recycling economy and the circulated use of resources by encouraging enterprises to engage in the energy-recycling industry. Various government issued documents indicated the government’s plan to promote the use of energy saving and recycling equipments and systems. The Outline of Energy-Saving Technology Policy of China clearly defines that TRT ought to be widely developed. A Review on State of comprehensive Resource Saving issued by State Economic &Trade Commission points out that TRT skill shall be widely popularized in T1200-1500m3 or above Furnace. Also, A Medium and Long-term plan on Energy-Saving issued by National Development and Reform Commission ([2004] No 2505) points out that pressure of top furnace over 0.1MPa must be equipped with the TRT system. One of the 10th 5-Year Plans also encouraged  the development of large scaled TRT generators. Energy-Saving Technical Requirements on Iron and Steel Enterprises Design stipulates that pressure of top furnace over 130KPa should be equipped with Top Gas Pressure recovery turbine, taking wet dust removal equipment of dry dust or water economizing type. State Bureau of Environmental Protection (SBEP), the National Central Bank and the Banking Regulatory Commission jointly issued Views on implementation of environmental protection to prevent financial risk., in which there was a requirement that all companies and projects which did not satisfy relevant environmental protection standards should be strictly restricted in terms of loan issuance. SBEP (now known as Ministry of Environmental Protection of China) issued a guidance on strengthening of environmental protection policies and regulations implemented by listed companies (hereafter referred to guidance). This guidance indicates that all listed companies should obey two principles when disclosing information related to environmental protection.  The first principle stipulates that companies involving heavy-pollution industries are mandated to provide pollution inspection report issued SBEP when applying for IPO. In absence of such report, the application will not be approved.  The guidance was also reflected in a document regarding application of IPO of heavy-pollution companies, which was issued by the China Securities Regulatory Commission.

It is predicted that 200 TRT systems or plants will be installed nation wide in next three years, given the above factors. The total amount of investment will reach RMB ￥5 billion, (averagely RMB ￥2.5 million each), with an electricity-generation up to 11.2 billion KWH per year, hence yielding profit of RMB ￥5.6 billion. This will reduce the exhaustion of carbon dioxide by 12 million tons (an indirect profit of US$120 million due to the reduction). Put another way, this means that 4.6 million tons of standard coal may be saved (direct economic value of RMB ￥2 billion).

Now in China, small and medium-size enterprises have about 500 top furnaces according to a survey, among which 190 furnaces have already been equipped with the TRT system by year 2005, and about 300 TRT systems will be equipped in the next 5 years. Given investment on each TRT system, the total investment for the whole market will reach between RMB￥ 7.5 billion Yuan.

TRT project is one of our core businesses and we have an excellent team specialized in development, installation, production and operation of TRT system and equipment. Also, the company has rich marketing experience in this field and has become a leader in TRT market.

We have invested and built 3 TRT projects in 2007(one for Shanxi Changzhi Steel Group, and two for Hebei Xingtai Steel Group).

b. Analysis of CHPG Market

CHPG is a power generation by recovering cement residual heat without additional fuel.

1.

State of the market:

In China, there are over 630 cement clinker producing lines which may produce over 700 tons of cement per day. Up to the end of year 2006, 49 CHPG systems have been put into operation. 32 of those are added-combustion type; 17 are pure-low-temperature type. At the end of the year 2007, 50 low-temperature CHPG power stations were put into operation. Domestically, it is estimated that cement production lines with an output of 2000 tons daily or higher will be equipped with 280 CHPG systems. There are three main reasons for such strong demand  of CHPG systems.

First, during the period of 10th 5-year Plan, the output of NSP Production Line reached 40% of the total cement output; this performed a good foundation for CHPG.

Second, with the development of national economy, demand on electricity and coal has been increasing, and the price for such material also has been rising. This exerts a negative effect on cement enterprises. As the price of power and coal reached the 60% of the producing cost and substantially exceeded cost of raw material, companies in this field were keen to utilize CHPG in order to reduce producing cost.

Three, at the end of the 10th 5-year Plan, Chinese government called for an energy saving campaign and issued a Medium and Long-Term Plan on Special Energy-saving which indicated that CHPG should be widely used, and required that 30 CHPG systems ought be established annually on cement producing lines with an output of 2000 tons daily. This actually provided policy support for development of CHPG.

2. Market prospect

Due to rapid development of CHPG, it may create a good opportunity for the development of cement residual heat boiler.

In the year 2006, eight state ministries jointly issued Views on Adjustment of Structure of Cement Industry which pointed out that by the year 2010, the percentage of the NSP production lines equipped with CHPG should reach 40%. According to regulation on Chinese saving-energy industry, in the future, the NSP production will gradually replace shaft kiln cement. It is predicted that total output of the cement in 2010 will reach between 1.4 billion-1.5 billion tons. The additional output provides a board space for the development of the NSP cement production. At that time, the cement produced through NSP production lines will account for over 80% of total. Like iron and steel business, cement companies also need to continually upgrade its equipment and technology. So it is estimated that there will be a demand for 400 CHPG systems in next three years. (Given an output of 1 million tons annually, 400 cement production lines will be needed in next three years.)

C. Suppliers

1.

Shanghai TCH maintains good relationship with TRT and CHPG equipment supplier. Therefore, it may enjoy advantages in equipment purchasing and thus lower investment costs for its intended projects and ensure the timely completion of these projects.

2.

Now the company has established business relationship with its business partners including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery and so on. Therefore, we now have strong support in equipment supply and installation, and in research and development of technologies.

D. Main Customers

Our customers are mainly large-size domestic enterprises involving industry of iron and steel, cement production and high energy-consuming. We already successfully completed a number of projects in this field and now maintained a stable cash flow.

E. Demand of the Recycled Energy

The following table is the funds invested in environmental protection industry by the Chinese government (in One Hundred Million RMB Yuan).

Now, recycling energy only accounts for less than 1% in total energy consumption. As a result, due to environmental protection pressure and improvement of infrastructure in western area, recycling energy, as a special and stable energy resource, can be widely used in next 20 years in China.

F. Intellectual Property Rights

The company has applied for a service mark "TCH" in China, which will be used in all of our business operations.

G. Research and Development

In 2007, the company invested about 100,000 US dollars in research and development.

H. Government and Environmental Management System

Up to now, the company has owned all licenses that Chinese governments require for all aspect of company’s operation.

I. Competition

Currently, the Company' has no strong domestic competitor in its industry. As a result, it is believed that with its specialized team and its rich financial resource, the Company is at a very advantageous position in this business.

J. Employees

As of March 31, 2008, there are 112 employees in the company. These include:

Management:

9   Employees

Administration:

8   Employees

Marketing:

25 Employees

Research & Development:  25 Employees

Accounting & Finance:

10 Employees

Project Officer:

35 Employees

All of our  personnel  are  employed  full-time  and  none of them  are represented under collective  bargaining  agreements.  We consider our relations with our employees to be good.

RISK FACTORS

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common  stock is likely to be highly  volatile and subject to wide fluctuations in response to factors including the following:

      actual or anticipated fluctuations in our quarterly operating results,

      announcements of new services by us or our competitors,

      changes in financial estimates by securities analysts,

      conditions in the energy recycling and saving services market,

      changes  in the  economic  performance  or market  valuations  of other  companies involved in the same industry,

      announcements by our competitors of significant acquisitions, strategic  partnerships, joint ventures or capital commitments,

      additions or departures of key personnel,

      potential litigation, or

      conditions in the market.

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

     Neither during the preceding two fiscal years nor during the year ended December 31, 2007 did we pay dividends or make other cash  distributions  on our common  stock,  and we do not  expect to  declare  or pay any  dividends  in the foreseeable  future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

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

Risks Related to Our Business Operations

We are depending on the power supply for customers

We acquire raw materials from steelworks or cement plants and use these raw materials to generate power for them. Therefore, our power generating capacity depends on the availability of adequate supply of raw material from our customers. If we do not have enough supply of raw material, power generated for those customers will be impeded. Although we have contracts, there is still risk that the customers won’t be able to provide enough raw material to us. In that case, we may use the collateral that customers provided us to generate power.

Our industry contains certain level of danger and hazard. The insurance we carried might not be enough to cover all the liabilities and damages caused by the potential accidents.

A downturn in the Chinese economy may slow down our growth and profitability.

The growth of the Chinese  economy has been  uneven  across  geographic regions  and  economic  sectors.  There can be no  assurance  that growth of the Chinese  economy  will be steady or that any  downturn  will not have a negative effect on our business.  Our  profitability,  will decrease if  less energy is consumed due to a downturn in the Chinese economy.

Our heavy reliance on the experience and expertise of our management may cause adverse impacts on us if management member departs.

We depend on key personnel for the success of our business.  Our business may be severely  disrupted if we lose the services of our key  executives and employees or fail to add new senior and middle managers to our management.

Our future success is heavily  dependent upon the continued  service of our key executives. We also rely on a number of key technology  staff for the operation of our company. Our future  success is also  dependent  upon our  ability to attract  and retain qualified  senior and middle managers to our management  team. If one or more of our current or future key  executives  or  employees  are unable or unwilling to continue in their present positions,  we may not be able to easily replace them, and our business  may be severely  disrupted.  In addition,  if any of these key executives  or employees  joins a competitor  or forms a competing  company,  we could lose customers and suppliers and incur additional  expenses to recruit and train personnel. We do not maintain  key-man life  insurance for any of our key executives.

We may need more capital for the operation and  failure to raise the capital we need may delay the development plan and reduce the profits.

If we don’t have adequate income or our capital can’t meet the requirement for expansion of operations, we will need to conduct financing activities to continue the business development. If we fail to acquire adequate financial resources at acceptable terms, we might have to postpone the proposed business development plan and lower the projection of future incomes.

Risks Related to the People's Republic of China

China's economic policy may affect our business

All of our assets are in China, and all of our revenue comes from the business in China. Therefore, our business and prospects are tied to China’s economic, political and legal development.

China's economy had achieved high-speed development in the past 20 years. The Chinese government has taken many measures to balance the economic development and the allocation of resources. Some measures may have  adverse effect on our industry. For example, government’s excessive investment control and changes in tax law will have adverse impacts on us.

China's economy had been changed from planed economy into market economy. In recent years, the government has taken many measures to strengthen market forces to reduce state-owned assets and set up joint ventures. However, a great portion of Chinese assets, still remains controlled by the government. In addition, the government plays a great role in the industrial development. The great level of interference of government in the business and industrial development might have adverse impact on us because we are not part of the state-owned business and our relationship with the governmental authorities might not be as strong as those state-owned enterprises.

China’s regulation of foreign currency exchange and cash out-flow will prevent us from remitting the profits and dividends to the United States

China has adopted the complicated rules that govern the foreign currency exchange and cash out-flow. Although we believe that we meet the requirements of those rules so far, we may not be able to remit all of our profits to the United States and distribute dividends to our shareholders if those rules are substantially changed to restrict the cash out-flow. The change of foreign currency exchange rate might also have negative impact on our financial performance.

We may face the hindrance of China's bureaucratic system.

Foreign companies face the political, economic and legal risks when developing business in China. China's bureaucratic system might hinder the investment from Western countries.

The legal system in China has some uncertainties, which may affect the implementation of laws.

The legal system in China is a system of civil laws, based on the provisions in the written form and according to which there is no priority to any legal matters. Until 1979, the Chinese Government began to promulgate a comprehensive system of law, which managed the economical affairs in general. Therefore, the all-sided influence of the law has been increasing protect to foreign investments of many forms in the past 28 years, since every branch we keep in China and the partners abide to Chinese laws and regulations. However, these laws and regulations are changeable, as the explanation and implementation include some uncertainty. For instance, we have to strengthen the legal protect that the law and/or the contract provide through administrative and judicial proceedings. Since the administration and the court of justice gave important consideration to the explanation of law and contract, these uncertain factors, including the unimplementation of our contract, will affect our business and management. In addition, the intellectual property and confidence protect cannot be as effective as the laws in the USA or other states. Consequently, we cannot foretell the future influences of Chinese law system, especially the part concerning the enterprises management, as well as the new-promulgated laws. The uncertainties, perhaps including the changes in law, or in the explanation to the laws as well as the replacement of national laws for the local regulations, may confine the possibilities of enforcement and the capability that we perfume the agreement with the State or other foreign investors.

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

 ITEM 2. DESCRIPTION OF PROPERTY

We currently leased two office spaces, on in Xi’an and one in Shanghai. Our leased office space in Xi’an is located at Room B-909, Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, People’s Republic of China and we are currently paying monthly rent of approximately $ 2940. Another leased office space is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, People’s Republic of China and we are currently paying monthly rent of $ 2966.08.

At present, we do not have insurance for equipment, operating assets and property and do not have proprietary liability insurance and other similar insurance precautions against major issues.

 ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently  involved in any material  pending  legal proceedings.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our  common  stock is traded on the  NASD's  Over-the-Counter  Bulletin Board  under the  symbol  "CREG."  (“CHDW” prior to March 8, 2007). On August  6, 2004 we  changed  our name from Boulder  Acquisitions,  Inc. to China  Digital  Wireless,  Inc.  and changed our symbol from "BAQI" to "CHDW." On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”. On March 31, 2008, the last reported sales price for our common stock was $ 1.25 per share.

     As of December 31, 2007, there were 17,147,268 shares of our common stock outstanding held by approximately  3952 shareholders of record.

     We did not pay any cash dividends  on our common stock in fiscal 2005, 2006 or 2007. We do not anticipate paying any cash dividends on our common stock in the foreseeable  future.  We currently intend to retain future earnings,  if any, to finance operations and the expansion of our business

On January 24, 2007, a group of individual purchasers entered a share purchase agreement with a group of shareholders of China Digital Wireless, Inc. ("Company") to purchase 12,911,835 shares of Company’s common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490,000.00. Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the individual purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new share to purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the purchasers to the sellers and Company neither was entitled to nor received the proceeds of the sale.

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

On November 13, 2007, Company adopted the 2007 Nonstatutory Stock Option Plan (the “Plan”). The Plan, which was effective on November 13, 2007, was intended to further the growth and financial success of Corporation by providing incentives in the form of options to acquire the common stock of the Corporation (“Options”) to selected employees, directors, and consultants to the Corporation and its Affiliates so that such employees and consultants may acquire or increase their proprietary interest in the Corporation.

The Plan provides that the maximum number of shares of the Company's common stock that may be issued under the Plan is 3,000,000 shares. The term of the Plan is five years, which will expire on November 12, 2012. The Board shall determine the purchase price per share of the Common Stock covered by each Option (the “Option Price”) at the time of the grant of the Option, which exercise price will be set forth in the applicable Option Agreement; provided that in no case will the Option Price of an Option be less than the par value of the Stock.  The Option Price of each Option that is granted on the date that the Plan becomes effective shall be $1.23 per share.

On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the "Agreement A") with Hanqiao Zheng Hanqiao, the President and major shareholder of the Company and TCH. Under the Agreement A, Hanqiao Zheng sold and transferred two TRT systems equipments (the "Assets") amounted to $9,677,420 (equivalent to RMB 72,000,000) to the Company in exchange for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share. Under the same Agreement A, the Company subsequently sold and transferred to TCH the aforementioned Assets for a total price of $9,677,420 (equivalent to RMB 72,000,000). Currently, the management of TCH has no intention to engage the Assets to any new direct financing projects.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the "Agreement B") with Hanqiao Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share.

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

 ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, is currently doing the business of selling and leasing energy saving equipments.  The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation".

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

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On February 1, 2007, the Company’s subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi’an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. In October 2007, the Company terminated the joint operation agreement with Yingfeng and became entitled to the rights, titles, benefits and interests in the TRT Projects.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (Xi’an TCH) and Xingtai Huaxin Energy Tech Co., Ltd. (Huaxin).  Xi’an TCH and Huaxin engage in same business with TCH.  Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represents substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Inventories

Inventories are valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method over the estimated lives ranging from 5 to 20 years as follows:

Building

              20 years

Vehicle

                           2 - 5 years

Office and Other Equipment

           2 - 5 years

Software

           2 - 3 years

Sales-type leasing and related revenue recognition

The Company invests and leases TRT system to Xingtai and Zhangzhi under a joint operation arrangement with Yingfeng. Ultimately, the Company will transfer all benefits, risks and ownership of the TRT system to Xingtai and Zhangzhi at the end of the lease term. The Company’s investment in these projects is recorded as Sales-type lease in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.  The gross investment on sales-type leases is recorded net of unearned interest income.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•

Acquisition costs will be generally expensed as incurred;

•

Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007 and December 31, 2006

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Year Ended December 31	2007		2006
	$	% of Sales	$	% of Sales
Sales	9,302,347		2,889,436
Cost of sales	(7,033,400)	76%	(2,306,402)	80%
Gross profit	2,268,947	24%	583,034	20%
Interest income on sales-type lease	1,015,712	11%	-	-
Total operating income	3,284,659	35%	583,034	20%
Total Operating expenses	(542,434)	6%	(14,693,619)	509%
Income from operation	2,742,225	29%	(14,110,585)	488%
Other income (expenses), net	(425,964)	5%	123,543	4%
Net income (loss)	1,878,311	20%	(14,023,675)	485%

SALES.  Net sales for 2007 were approximately $9.30 million while our net sales in 2006, were approximately $2.89 million, an increase in revenues of $6.41 million, or 223%.  The increase was due to changing of our business type in 2007.  We discontinued our mobile phone business and commenced selling and manufacturing of energy saving equipment during 2007.  We sell our equipment through sales-type leasing, the interest income of which will be our main revenue in additional to sales revenue. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales person and increasing the sales channels, and improving the quality of our products.

COST OF SALES.  Cost of sales for 2007 were approximately $7.03 million while our cost of sales in 2006, were approximately $2.31 million, an increase of $4.73 million, or 205%. The increase in cost of sale attributed to changing in our business type from mobile phone business to selling and manufacturing the energy saving equipment in 2007.  Cost of sales as a percentage of sales was approximately 76% for 2007 and was 80% for 2006.  We believe that our cost of sales will remain constant as a percentage of sales as we will improve our control on the efficiency of manufacturing facility.

GROSS PROFIT.  Gross profit was $2.27 million for 2007 as compared to $0.58 million for 2006, representing gross margins of approximately 24% and 20% for 2007 and 2006, respectively. The increase in our gross profit and gross profit margin was mainly due to changing in our business type from mobile phone business to selling and manufacturing the energy saving equipment in 2007.

OPERATING EXPENSES.  Operating expenses consisted of selling, general and administrative expenses totaled approximately $542,434 for 2007 as compared to $14.69 million for 2006, a huge decrease of approximately $14.15 million.  We’ve commenced our new business of selling and manufacturing energy saving equipments in 2007, our operating expenses was relatively low as we were in the initial stage of the business.  In 2006, we’ve written off about $6.46 million bad debts and $7.11 million impairment loss on deposit for business acquisition and property and equipment.

NET INCOME.  Our net income for the year ended December 31, 2007 was $1.88 million as compared to approximately $14.02 million net loss for the year ended December 31, 2006, an increase of $15.90 million.  This increase was mainly due to changing of our business type and structure in 2007, and our write-off of bad debts and deposits for acquisition of business and fixed assets in 2006.  Our management believes that net income will continue to increase as we will continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

As of December 31, 2007 and 2006, the Company had cash and cash equivalents of approximately $1.63 million and $252,000, respectively.  At December 31, 2007, other current assets of approximately $13.60 million and current liabilities of approximately $5.85 million, while other current assets were approximately $766,337 and current liabilities were approximately $1.12 million at December 31, 2006. Working capital amounted to $9.38 million at December 31, 2007, compared to negative working capital of $(99,638) at December 31, 2006, an increase of $9.48 million.  The ratio of current assets to current liabilities was 2.6-to-1 at the year ended December 31, 2007, compared to 0.9-to-1 at the year ended December 31, 2006.  The increase in working capital in 2007 compared to 2006 was primarily due to obtaining $5 million convertible notes, and increased sales and interest income during 2007 by changing our business type from mobile phone business to selling and manufacturing the energy saving equipments; the increase in the current ratio in 2007 comparing with 2006 was primarily related to increase in current portion of investment on sales-type leases, advance to suppliers and increase in inventory level.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2007 and 2006:

	2007	2006
Cash provided by (used in):
Operating Activities	$4,997,455	$(4,079,333)
Investing Activities	(8,640,969)	963
Financing Activities	5,068,583	-

Net cash flow provided by operating activities was $4,997,455 in 2007, as compared to net cash flow used in operating activities of $4,079,333 in fiscal 2006. The increase in net cash inflows from operating activities in fiscal 2007 was mainly due to the increase in our income from sales-type leasing on the two TRT machines, and increased in our accounts payable and other payables.

Net cash flow used in investing activities was $8.64 million for 2007, as compared to net cash provided by investing activities of $963 in 2006. The increase of net cash flow used in investing activities in 2007 was mainly due to increased investment on our 2 TRT machines sales-type leases, which consisted of receivables for the total future minimum lease payments net of unearned interests.

Net cash flow provided by financing activities was $5,068,583 in 2007 as compared to net cash provided by financing activities of $nil for 2006. The increase of net cash flow provided by financing activities in 2007 was mainly due to issuance of convertible notes with 10% interest rate and maturity date on November 16, 2009.

We believe we have sufficient cash to continue our current business throughout 2008 due to increased sales, interest revenue and net income from operating activity.

We do not believe that inflation had a significant negative impact on our results of operations during 2008.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

CONVERTIBLE NOTES PAYABLE

On November 16, 2007, we entered into a Stock and Notes Purchase Agreement ("Purchase Agreement") with investors.  Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "First Note"). Additionally, the Purchase agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the "Second Note" and collectively with the First Note, the "Notes") (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the "Offering"). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 of the shares of Company’s common stock held by him to secure the First Note.

 ITEM 7. FINANCIAL STATEMENTS

     The consolidated  financial statements of China Recycling Energy Corporation. and its  subsidiaries  including  the notes  thereto,  together  with the report thereon of  Goldman Parks Kurland Mohidin-GPKM, LLP ("GPKM")  are presented  beginning at page F-1.

 ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND   FINANCIAL DISCLOSURE

None

 ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2007, management determined that our internal control over financial reporting was subject to the following material weaknesses:

Inadequate staffing and supervision within the accounting operations of our company - The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters - Our books are maintained at our executive offices in the City of Xi’an, then translated into English and adjusted to reflect U.S accounting principles by outside financial consultant. The lack of personnel in our Xi’an office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Lack of Internal Audit System - The company lacked of internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

The Company’s management has identified the steps necessary to address the material weaknesses existing in 2007 described above, as follows:

1.             Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.             Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.             Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions;

4.             Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;

5.             Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors; and

6.             Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

ITEM 8B. OTHER INFORMATION

     Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table provides information about our executive  officers and directors and their  respective  ages and positions in the 2007 fiscal year:

As of January 24, 2007

Name

Age

Title

Tai Caihua

49

Director, President, Chairman of the Board

Huang Tianqi

34

Director, Chief Technology Officer

Jing Weiping

42

Director

Mao Ming

44

Director

Song Jing

30

Director

Fu Sixing

45

Director, Chief Executive Officer

Yu Ruijie

43

Director

Zhang Xiaodong

38

Director

Huang Wei

43

Director

Qian Fang

47

Chief Financial Officer

From January 24, 2007 to March 08, 2007

Name

Age

Title

Guohua Ku

45

Director, President, Chairman of the Board, Chief Technology Officer

Guangyu Wu

35

Chief Executive Officer

Hanqiao Zheng

49

Director

From March 08, 2007 to August 23, 2007

Name

Age

Title

Guohua Ku

45

Director, President, Chairman of the Board, Chief Technology Officer

Guangyu Wu

35

Chief Executive Officer

Hanqiao Zheng

49

Director

Mingda Rong

39,

Director, Chief Financial Officer

From August 23, 2007 to  December 31, 2007

Name

Age

Title

Hanqiao Zheng

49

Director, President, Chairman of the Board

Guangyu Wu

35

Director, Chief Executive Officer

Mingda Rong

39

Director, Chief Financial Officer

As of March 31, 2008

Name

Age

Title

Hanqiao Zheng

49

Director, President, Chairman of the Board

Guangyu Wu

35

Director, Chief Executive Officer

Mingda Rong

39

Director, Chief Financial Officer

We changed the Board on January 24, 2007, a group of individuals (“Purchasers”) entered a share purchase agreement with a group of shareholders (“Sellers”) of  the Company to purchase 12,911,835 shares of the Company’s common stocks owned by Sellers, $0.001 par value, for an aggregate purchase price of $ 490, 000.00.  Purchasers are Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In connection with this share purchase transaction on January 24, 2007, Caihhua Tai (Chairman of the Board and President of the Company), Ming Mao (Director), Sixing Fu (Director, Chief Executive Officer), Xiaodong Zhang(Director), Tianqi Huang (Director, Chief Technology Officer), Wei Huang (Director), Jing Song (Director), Ruijie Yu (Director), and Weiping Jing (Director) resigned from their positions in the Board and the offices of Company. Fang Qian also resigned from her position as the Chief Financial Officer of the Company. Guohua Ku, Hanqiao Zheng, and Guangyu Wu become the Directors of the Board. Guohua Ku also became the President and Chairman of the Board of Directors and Chief Technology Officer. Guangyu Wu became the Chief Executive Officer and Secretary. Mingda Rong became the Chief Financial Officer

Guohua Ku, aged 45, graduated from Northwestern University (China) with the Master of Business Administration. He had served as the senior technology and marketing officer for several large Chinese state-owned companies. He gained tremendous experiences and developed exceptional expertise on the development and operation of TRT programs and energy recycling systems.

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

Mingda Rong, aged 39, is a Chinese certified public accountant. He graduated from the Open University of Hong Kong with the Master of Business Administration. He served as the accountant in Xi’an Institute of Finance and Economics from 1989 to 2000. After that he worked in Xi’an Sigma CPA firm.

On March 08, 2007, Mingda Rong, our Chief Financial Officer, also became the Director of the Board.

On August 23, 2007, in connection with the share purchase transaction between Guohua Ku and Hanqiao Zheng dated on August 23, 2007, Guohu Ku resigned  from his positions in the Board and the  offices  of  Company.  Hanqiao  Zheng was  elected  to be the President and the Chairman of the Board of Directors of the Company.

Family Relationships

     There are no family relationships among our directors or officers.

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

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the  Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  As of March 31, 2008, Hanqiao Zheng, one of our directors and principal officers, have filed two Form 3 and three Form 4; Guohua Ku, one of our director and principal officers, have filed one Form 3 and three Form 4. CAGP  General Partner, L.P., one of our beneficial owners, filed one Form 3.

The following former directors, officers and certain shareholders did not file Form 4 in connection with the share purchase transaction dated on January 24, 2007:

Caihhua Tai (Chiarman of the Board and President of the Company), Ming Mao (Director), Sixing Fu(Director, Chief Executive Officer), Xiaodong Zhang(Director), Tianqi Huang(Director, Chief Technology Officer), Wei Huang (Director), Jing Song (Director), Ruijie Yu (Director), Weiping Jing (Director) and Fang Qian (Chief Financial Officer).

ITEM 10.    EXECUTIVE COMPENSATION

None of the executive officers received salary and bonus  compensation  in excess of $100,000  during the 2007 fiscal year.

According to the 2007 Non-statutory Stock Option Plan adopted by Company  on November 13, 2007, Guangyu Wu, our Chief Executive Officer and director, received 200,000 Stock Options. The Board shall determine the purchase price per share of the Common Stock covered by each Option (the “Option Price”) at the time of the grant of the Option, which exercise price will be set forth in the applicable Option Agreement; provided that in no case will the Option Price of an Option be less than the par value of the Stock.  The Option Price of each Option that is granted on the date that the Plan becomes effective shall be $1.23 per share.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND   RELATED SHAREHOLDER MATTERS

     The  following  table sets forth,  as of December 31, 2007 and March 31, 2008,  the number and percentage  of our  outstanding  shares  of common  stock  that were beneficially  owned by (i) each director and executive officer of the Company, (ii) each  person  known to the Company  to be the  beneficial  owner of five percent or more of the outstanding shares of common stock of the Company,  and (iii) all directors and officers of the Company as a group.  Unless  otherwise indicated,  the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

 As of December 31, 2007:

Name	Amount of Shares	Percent of Voting Shares
Hanqiao Zheng	8,160,863	47.6%
Directors and Executive officers as a group	8,160,863	47.6%

As of March 31, 2008

Name	Amount of Shares	Percent of Voting Shares
Hanqiao Zheng	16,028,684	64.1%
Directors and Executive officers as a group	16,028,684	64.1%

 (1)  Under  applicable  rules   promulgated  by  the  SEC  pursuant  to  the  Securities  Exchange Act of 1934,  as amended,  or the Exchange  Act, a  person is deemed the "beneficial  owner" of a security  with regard to  which the person, directly or indirectly,  has or shares (a) the voting  power,  which  includes  the power to vote or direct  the voting of the  security,  or (b) the  investment  power,  which  includes the power to  dispose  or  direct  the  disposition  of the  security,  in each  case  irrespective of the person's economic  interest in the security.  Under  these SEC  rules,  a person is deemed to  beneficially  own  securities  which the person has the right to acquire  within 60 days  through (x)  the exercise of any option or warrant or (y) the  conversion of another  security. (2)  In  determining  the percent of our common  stock owned by a person (a)  the numerator is the number of shares of our common stock  beneficially owned by the person, including shares the beneficial ownership of which  may be acquired within 60 days upon the exercise of options or warrants  or conversion of convertible securities, and (b) the denominator is the  total of (i) the 17,147,268 and 25,015,089  shares of our common stock  outstanding on December 31, 2007 and March 31, 2008 and (ii) any shares of our common  stock which the person  has the right to acquire within 60 days upon the exercise of options or  warrants or conversion of convertible securities. Neither the numerator  nor the  denominator  include  shares  which  may be  issued  upon  the  exercise  of any other  options or warrants  or the  conversion  of any  other convertible securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related parties are related through common ownership with the major shareholder of the Company:

On November 14, 2007, Company entered into an Assets Transfer and Share Issuance Agreement ("Agreement A") with Hanqiao Zheng, the President and major shareholder of Company, and Shanghai TCH Energy Technology Co. Ltd ("Shanghai TCH"), the wholly owned subsidiary of the Company. Under Agreement A, Hanqiao Zheng assigned and transferred to Company two TRT systems ("Invested Assets") owned by him as capital investment. The total value of the Invested Assets is $ 9,677,420. In exchange for the Invested Assets, Company issued to Hanqiao Zheng 7,867,821 shares of common stocks of Company, at the price of $ 1.23 per share. Under the same Agreement A, Company subsequently sold and transferred to TCH the aforementioned Invested Assets for a total price of $ 9,677,420.

Also on November 14, 2007, Company entered into a Share Purchase Agreement ("Agreement B") with Hanqiao Zheng. Under Agreement B, Hanqiao Zheng made into Company a cash investment of $ 4,032,258 and, in exchange for the said cash investment, Company issued to Hanqiao Zheng 3,278,259 shares of common stocks of Company, at the price of $1.23 per share. As the result of Agreement A and Agreement B, Hanqiao Zheng acquired from Company in total 11,146,080 shares of common stock of Company, at the price of $1.23 per share. Company received from Hanqiao Zheng the total investments of $ 13,709,678 in form of two TRT systems and a cash investment. As of December 31, 2007, the Agreement B has not been executed and consummated. Company has not issued to Hanqiao Zheng the stock certificate representing the 3,278,259 shares of common stock under Agreement B.

The shares acquired by Hanqiao Zheng pursuant to Agreement A and Agreement B are "restricted shares" which have not been registered with SEC and the resale of which must be made in accordance with Regulation S, Rule 144, registration requirements of the Securities Act of 1933 or an available exemption.

 ITEM 13.  EXHIBITS

Exhibit  Number  Description

3.1 Articles of Incorporation of the Registrant. (1)

3.2 Second Amended and Restated Bylaws of the Registrant. (2)

4.1 Common Stock Specimen. (3)

10.1 Securities  Exchange  Agreement by and among Boulder  Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd. dated effective  as of June 23, 2004. (4)

10.2 Share Purchase Agreement Dated on January 24, 2007 between individual purchasers and shareholders of China Digital Wireless, Inc. (5)

10.3 TRT Joint Operation Agreement between Shanghai  TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co.Ltd. dated February 1, 2007.(6)

10.4 Share exchange agreement between Hanqiao Zheng and Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd ("Yingfeng") signed on February 22, 2007 and consummated on June 21, 2007. (7)

10.5 Share exchange agreement between Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd ("Yingfeng") dated on August 22, 2007. (8)

10.6 Share purchase agreement between Guohua Ku and Hanqiao Zheng dated on August 23, 2007.(9)

10.7 Assets Transfer and Share Issuance Agreement (the "Agreement A") between Company and Hanqiao Zheng Hanqiao on November 14, 2007.(10)

10.8 Share Purchase Agreement (the "Agreement B") between Company and Hanqiao Zheng on November 16, 2007.(11)

10.9 Stock and Notes Purchase Agreement, 10% Secured Convertible Promissory Note, 5% Secured Convertible Promissory Note, Registration Rights Agreement, Shareholders Agreement between Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. dated November 16, 2007.(12)

10.10 Registration Statement on Form S-8 dated November 13, 2007. (13)

14 Code of Ethics.

21.1 Subsidiaries of the Registrant (14)

23.1 Consent of Independent Registered Public Accounting Firm.

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

(5)   Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K  dated  January 26, 2007,  and  which is  incorporated  herein by  reference.

(6)   Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K dated February 17, 2006, and which is  incorporated  herein by  reference.

(7)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 24, 2007 and  which is  incorporated  herein by  reference.

(8)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 22, 2007 and  which is  incorporated  herein by  reference.

(9)   Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K  dated  August 23,  2007 and  which is  incorporated  herein by  reference.

(10) Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K  dated  November 16,  2007 and  which is  incorporated  herein by  reference.

(11) Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K  dated  November 16, 2007  and  which is  incorporated  herein by  reference.

(12) Previously  filed as an exhibit to the  Registrant's  Current Report on  Form 8-K  dated  November 16, 2007  and  which is  incorporated  herein by  reference.

(13) Previously filed as a Form S-8 Registration Statement dated on November 13, 2007 and which is incorporated herein by reference.

(14) Previously  filed  as  an  exhibit  to  the  Registrant's  Registration  Statement  on Form SB-2 as filed with the  Commission  on November  12,  2004, and which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2007 and 2006

Audit Fees

The aggregate audit fees billed for 2007 were $80,000.  The amounts include total fees of $62,000 and $18,000 for  professional  services  rendered by Zhong Yi (Hong Kong ) C.P.A. Company Ltd.  in  connection  with  the  audit  of our  consolidated  financial statements  as of and for  the  2006  fiscal  year  and  reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2007, respectively.

 The aggregate  audit fees for 2006 were $236,267.  The amounts  include fees for professional services rendered by Grobstein,  Horwath & Company, LLP in connection with the audit of our consolidated  financial statements for the 2005 fiscal  year  and  reviews  of  our  unaudited  consolidated  interim  financial statements for the first, second and third quarters of 2006.

Audit-Related Fees

    There were $3,009.48 audit-related fees  billed  by Zhong Yi (Hong Kong ) C.P.A. Company for the 2007 fiscal year.

Tax Fees

     There  was $ 2000 fee to review the 2007 10KSB annual report  billed by  Zhong Yi (Hong Kong ) C.P.A. Company for other services rendered to the Company for the  2007 fiscal year.

All Other Fees

    There  were $3,500 and $2,000 fee to reply SEC comment letter and review the 2007 10KSB annual report, respectively  billed by  Zhong Yi (Hong Kong ) C.P.A. Company Ltd. for other services rendered to the Company for the  2007 fiscal year.

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

Date: April 15, 2008

By

/s/Guangyu Wu
Guangyu Wu
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2008

By

/sMingda Rong
Mingda Romg
Chief Financial Officer
(Principal Executive Officer)

Date: April 15, 2008

CHINA RECYCLING ENERGY CORPORATION

(KNOWN AS "CHINA DIGITAL WIRELESS, INC." PRIOR TO MARCH 8, 2007)

Consolidated Financial Statements

For The Years Ended December 31, 2007 and 2006 (Restated)

(With Reports of Independent Registered Public Accounting Firm Thereon)

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

As discussed in Note 2, the Company's consolidated financial statements as of December 31, 2006 and for the year then ended have been restated.

Zhong Yi (Hong Kong) C.P.A. Company Limited Certified Public Accountants

Hong Kong, China
April 12, 2007 (March 5, 2008 as to the effects of the restatement discussed in Note 2)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheet of China Recycling Energy Corporation (the "Company" or "CREG") and subsidiaries as of December 31, 2007 and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustment described in Note 18 (b) that was applied to restate the 2006 financial statements to correct an error. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 financial statements of the Company other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements as a whole.

Goldman Park Kurland Mohidin
Encino, California
March 14, 2008

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

CURRENT ASSETS
Cash & cash equivalents	$1,634,340
Investment in sales type leases, net	1,081,981
Interest receivable	144,262
Advances to suppliers	2,467,579
Other receivables	32,902
Inventories	9,870,315

Total current assets	15,231,379

Investment in sales type leases, net	7,933,780

Intangible assets, net	6,169

TOTAL ASSETS	$23,171,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,298,201

Tax payable	534,522
Accrued liabilities and other payables	2,565,726
Advance from management	71,508
Convertible notes, net of discount due to
beneficial conversion feature	378,082

Total current liabilities	5,848,039

CONTINGENCIES

MINORITY INTEREST	15,080

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000
shares authorized, 25,015,089 shares issued
and outstanding	25,015
Paid in capital
Additional paid in capital	19,070,908
Statutory reserve	832,467
Accumulated other comprehensive income	1,718,260
Accumulated deficit	(4,338,441)

Total stockholders' equity	17,308,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,171,328

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		(RESTATED)

Net sales	$9,302,347	$2,889,436

Cost of goods sold	(7,033,400)	(2,306,402)

Gross profit	2,268,947	583,034

Interest income on sales-type leases	1,015,712	-

Total operating income	3,284,659	583,034

Operating expenses
Selling expenses	(125,039)	(154,727)
Allowance for doubtful accounts	-	(10,631)
Write-off of amounts due from related party	-	(6,446,257)
Impairment on deposit for business
acquisition and property and equipment	-	(7,114,047)
General and administrative expenses	(417,395)	(967,957)

Total operating expenses	-542,434	(14,693,619)

Income (loss) from operations	2,742,225	(14,110,585)

Non-operating income (expenses)
Interest income (expense)	-377,402	5,135
Government Subsidy	-	118,202
Other income	-	206
Financial expense	(397)	-
Exchange gain (loss)	(48,165)	-

Total non-operating (expenses) income	-425,964	123,543

Income (loss) before income tax	2,316,261	-13,987,042

Income tax expense	(466,647)	-36,633

Income (loss) after income tax	1,849,614	-14,023,675

Net income (loss) from continuing operations	1,849,614	-14,023,675

Income from operations of discontinued components	28,699	-

Net income (loss)	1,878,313	-14,023,675

Other comprehensive item
Foreign currency translation	680,586	752,003

Comprehensive Income (loss)	$2,558,899	$(13,271,672)

Basic weighted average shares outstanding	18,160,385	17,147,268
Diluted weighted average shares outstanding	18,855,897	-

Basic net earnings per share	$0.10	$(0.82)
Diluted net earnings per share	$0.10	$-

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 1,878,313	$ (14,023,675)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization		189,366
Allowance for Doubtful Accounts		10,631
Amortization of discount related to conversion
feature of convertible notes	315,068	-

Stock option compensation expense	171,510	-

Accrued interest on convertible notes	63,014	-
Impairment on Deposit for Business

Acquisition & property & equipment	-	7,114,047

Write-off of amount due from related party	-	6,446,257

Loss on disposal of Property & Equipment	-	58,970

Minority interest	14,463	-
(Increase) decrease in current assets:

Accounts receivable	-	834,346

Interest receivable	(144,262)	-

Advances to suppliers	(1,590,891)	(735,665)

Deferred tax assets	-	12,846

Due from related parties	-	(3,351,306)

Deferred revenue	-	1,701

Other receivables	212,288	-

Inventory	-	62,386
Increase (decrease) in current liabilities:

Accounts payable	2,204,167	(881,218)

Advance from customers	(179,787)	135,433

Tax payable	523,190	(296,500)

Due to related parties	-	(223,399)

Other current liabilities	-	566,447

Accrued liabilities and other payables	1,530,382	-

Net cash provided by (used in) operating activities	4,997,455	(4,079,333)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment on sales-type leases	(8,640,969)	-

Proceeds on disposal of property & equipment	-	963

Net cash (used in) provided by investing activities	(8,640,969)	963

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible notes	5,000,000	-

Advance from management	68,583	-

Net cash provided by financing activities	5,068,583	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH
EQUIVALENTS	(42,729)	752,003

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,425,069	(4,078,370)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	252,000	3,578,367

CASH & CASH EQUIVALENTS, END OF YEAR	$ 1,634,340	$ 252,000

Supplemental Cash flow data:
Income tax paid	$ -	$ 23,582
Interest paid	$ -	$ -

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31,2007 AND 2006

	Common stock
					Other	Retained
				Statutor	comprehen	earnings
				y	sive	/ Accumulated
	Shares	Amount	Paid in capital	reserves	income	deficit	Total

Balance at December 31,
2005
	17,147,268	$17,148	$4,229,845	$554,466	$285,671	$8,084,922	$13,172,052

Net Loss for the year
	-	-	-	-	-	-14,023,675	-14,023,675

Transfer to statutory
reserves
	-	-	-	20,200	-	-20,200	-

Foreign currency
translation gain
	-	-	-	-	752,003	-	752,003

Balance at December 31,
2006 (Restated)
	17,147,268	17,148	4,229,845	574,666	1,037,674	-5,958,953	-99,620

Shares issued for capital
contribution
	7,867,861	7,867	9,669,553	-	-	-	9,677,420

Stock compensation
expense related to stock
options
	-	-	171,510	-	-	-	171,510

Value of beneficial
conversion feature in
connection with
convertible note	-	-	5,000,000	-	-	-	5,000,000

Net income for the year
	-	-	-	-	-	1,878,313	1,878,313

Transfer to statutory
reserves
	-	-	-	257,801	-	-257,801	-

Foreign currency
translation gain
	-	-	-	-	680,586	-	680,586

Balance at December 31,
2007
	25,015,089	$25,015	$19,070,908	$832,467	$1,718,260	$-4,338,441	$17,308,209

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, is currently doing the business of selling and leasing energy saving equipments. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation". On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. ("Sifang Holdings") and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. ("TCH"). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People's Republic of China (the "PRC") on May 25, 2004.

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transactions or activity in connection to these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". On February 1, 2007, the Company's subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi'an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi'an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. In October 2007, the Company terminated the joint operation agreement with Yingfeng and became entitled to the rights, titles, benefits and interests in the TRT Projects.

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operate a top gas recovery turbine projects ("TRT Project") which is to design, construct, install and operate a TRT system and lease to Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). The total investment costs contributed by TCH are approximately $1,426,000 (equivalent to RMB 10,690,000). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and received a monthly rental payment of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH transfers the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operate a TRT Project which is to design, construct, install and operate a TRT system and lease to Xingtai Iron and Steel Company Ltd. ("Xingtai"). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The total estimated investment cost of this TRT Project is approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became entitled to all the rights, titles, benefits and interests of the TRT Project and received a monthly rental payment of approximately $116,930 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH transfers all the rights and titles of the TRT Project to Xingtai without cost.

On September 21, 2007, the Company's subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

Except as indicated, amounts reflected in the condensed consolidated financial statements or the notes thereto relate to our continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH's newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (Xi'an TCH) and Xingtai Huaxin Energy Tech Co., Ltd. (Huaxin). Xi'an TCH and Huaxin engage in same business with TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represents substantially all of the Company's consolidated assets and liabilities as of December 31, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of December 31, 2007, the Company recorded no allowance for doubtful accounts. Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Inventories

Inventories are valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over the estimated lives ranging from 5 to 20 years as follows:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Building	20 years
Vehicle	2 - 5 years
Office and Other Equipment	2 - 5 years
Software	2 - 3 years

Impairment of long-life assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2007.

Sales-type leasing and related revenue recognition

The Company invests and leases TRT system to Xingtai and Zhangzhi under a joint operation arrangement with Yingfeng. Ultimately, the Company will transfer all benefits, risks and ownership of the TRT system to Xingtai and Zhangzhi at the end of the lease term. The Company's investment in these projects is recorded as Sales-type lease in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease. The gross investment on sales-type lease is recorded as net of unearned interest income.

Cost of good sold

Cost of revenue consists primarily of purchase price of the two TRT machines, and expenses occurred directly for project construction.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company does not have any significant deferred tax asset or liability that related to tax jurisdictions not covered by the tax holiday.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted earning per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	December 31,
	2007	2006 (Restated)
Net income available to common stockholders	$1,878,313	$(14,023,675)

Weighted average shares outstanding - basic	18,160,385	17,147,268
Effect of dilutive securities:
Convertible notes	507,485	-
Options granted	188,027	-
Weighted average shares outstanding - diluted	18,855,897

Earnings per share - basic	$0.10	$0.82
Earnings per share - diluted	$0.10	$-

Foreign Currency Translation and Comprehensive Income (Loss)

The Company's functional currency is the Renminbi ("RMB"). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company uses SFAS 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred;

  Noncontrolling interests (formerly known as "minority interests" - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar yearend company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R," which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively. The components of the net investment in sales-type leases as of December 31, 2007 are as follows:

Total future minimum lease payments receivables	$27,162,928
Less: unearned .interest income	(18,147,167)
Net investment in sales - type leases	9,015,761

Current portion	1,081,981
Noncurrent portion	7,933,780
As of December 31, 2007, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending December 31,
2008	3,402,414
2009	3,058,975
2010	3,058,975
2011	3,058,975
2012	1,800,164
Thereafter	12,783,425

$27,162,928

4. INVENTORIES

Inventories at December 31, 2007 were two TRT equipments in the amount of $9,870,315.

5. TAX PAYABLE

Tax payable consisted of the following at December 31, 2007:

Income tax payable	$491,835
Business tax payable	41,126
Other taxes payable	1,561

$534,522

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2007:

Other payables	$2,274,805
Employee welfare payable	228,923
Accrued expenses	61,998

$2,565,726

Other payable mainly consisted of no interest bearing short term advance from an individual for operating purpose, amount payable to its employees for business expenses reimbursement, and payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yinfeng in the amount of $1,747,903.

7. ADVANCE FROM MANAGEMENT

Advance from management represented the balances due to a director for unsecured advances which are interest free and repayable in the next twelve months.

8. MINORITY INTEREST

Minority interest represented 20% equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in similar business with TCH. At December 31, 2007, minority interest was $15,080.

9. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction or activity in connection with these businesses. On May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations incurred an income of $28,699 for the year ended December 31, 2007. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

10. CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement ("Purchase Agreement") with investors. Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "First Note"). Additionally, the Purchase agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the "Second Note" and collectively with the First Note, the "Notes") (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the "Offering"). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bears interest at 10% per annum and matures on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company's common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note is subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company's common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note shall rank senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 of the shares of Company's common stock held by him to secure the First Note. This convertible note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $ 5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method per EITF 00-27. The note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature of $4,621,918.

11. INCOME TAXES

The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 33% on income reported in the statutory financial statements after appropriated tax adjustments. The Company's subsidiary generated substantially all of its net income from its PRC operation. Its effective income tax rates for 2007 were 15%. Net income for the year ended December 31, 2007 would have been lower by approximately $531,000 if the Company did not benefit the from the income tax discount.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction. At December 31, 2007, Sifang Holing has net operating loss of $246,299 incurred in nontaxable jurisdiction. The parent company, China Recycling Energy Co., Ltd., is taxed in the US tax jurisdiction and has net operating loss approximately of $548,000 at December 31, 2007. A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the year ended December 31, 2007:

2007
US statutory rates	34%
Tax rate difference	(1%)
Effect of tax holiday	(18%)
Effect of tax on loss on nontaxable jurisdiction	1%
Valuation allowance	4%
Tax per financial statements	20%

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the year ended December 31, 2006 are as follows:

(Loss) income before income taxes	$(10,289,790)
Statutory income tax rate	33%
(3,395,630)
Add: Adjustments
Income tax holiday	(21,964)
Allowance for doubtful accounts	993,508
Change in deferred tax assets	12,846
Impairment on deposit for business	2,347,635
acquisition and property and equipment

Others	100,238
Income tax expense	$36,633

12. MAJOR CUSTOMERS AND VENDORS

For the year ended 2007, two major customers who were also the lessees of the Company's sales-type leases business for recycling energy equipments accounted for 100% of the Company's sales-type business. For the year ended 2006, two major customers accounted for 42% of the Company's mobile phone business with 25% and 17% for each.

For the year ended 2007, three major vendors accounted for 78% of the Company's purchase for recycling energy equipments manufacturing while in 2006, two major vendors accounted for 37% of the Company's mobile phone business. In 2007, three major vendors accounted for 33%, 23% and 22% of the Company's total purchase, respectively, while in 2006, two major vendors accounted for 23% and 14% of the Company's total purchase, respectively.

13. CHINA CONTRIBUTION PLAN FOR EMPLOYEES RETIREMENT AND MEDICARE

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

During 2007, TCH disposed its mobile phone business and hired new group of employees for its new business of energy recycling machinery construction project, no contribution was required for employees under probation, thus, TCH contributed a total of $0 and $45,122 for the years ended December 31, 2007 and 2006, respectively.

14. STOCK-BASED COMPENSATION PLAN

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the "2007 Plan"), and granted stock options with an aggregate amount of 3,000,000 shares of the stock at $1.23 per share to acquire the Company's common stock at par value $0.001 to twenty (20) managerial and non-managerial employees under the 2007 Plan.

The vesting terms of options granted under the 2007 Plan is subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable in the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable in the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date. Based on the fair value method under FAS 123R, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the historical volatility of the Company's stock price. The expected life of an option grant is based on management's estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued during the year ended December 31, 2007, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over a period of three years and have a life of 5 years, Volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the company has a short history of granting options.

The following table summarizes activity for employees in the Company's Plan for the period ended December 31, 2007:

	Number of Shares	Average Exercise	Weighed Average
		Price per Share	Remaining Contractual
Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Exercisable at December 31, 2007	-

The weighted-average grant date fair value of stock options granted to employees for the year ended December 31, 2007 was $1.23 per share. The Company recorded $171,510 of compensation expense for employee stock options during the year ended December 31, 2007. At December 31, 2007, there was a total of $4,175,799 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. There were no options exercised during 2007.

15. SHAREHOLDERS' EQUITY

On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the "Agreement A") with Mr. Zheng, the President and major shareholder of the Company and TCH. Under the

Agreement A, Mr. Zheng sold and transferred two TRT valued at $9,677,420 (equivalent to RMB 72,000,000) to the Company in exchange for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the "Agreement B") with Mr. Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share. This agreement has not been executed as of December 31, 2007.

16. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for the year ended December 31, 2007.

This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

Pursuant to the "Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, companies transferred the balance of SCWF (Statutory Common Welfare Fund) as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF was charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2005, the Company did not have a deficit in the SCWF.

17. CONTINGENCIES

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company' s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company's sales, purchases and expenses transactions are denominated in RMB and all of the Company's assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

18. RESTATEMENT

Adjustment (a)

The financial statements for the year ended December 31, 2006 have been restated to reflect the correction of error for the impairment of deposit for business acquisition and property and equipment of approximately $7.1 million.

Adjustment (b)

During 2008, the Company re-evaluated the collectability of the $3,446,275 receivable recorded as an asset as of December 31, 2006 and wrote it off as the correction of an error as of December 31, 2006. The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of and for the year ended December 31, 2006:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and
Comprehensive loss
Operating expenses	$4,133,315	$14,693,619	$(10,560,304)
(Loss) income from operations	$(3,550,281)	$(14,110,585)	$(10,560,304)
(Loss) income before income taxes	$(3,426,738)	$(13,987,042)	$(10,560,304)
Net (loss) income	$(3,463,371)	$(14,023,675)	$(10,560,304)

Comprehensive (loss) income	$(2,711,368)	$(13,271,672)	$(10,560,304)

Net (loss) income per common share — basic and
diluted	$(0.20)	$(0.82)	$(0.62)

	As Previously	As Restated	Net
At December 31, 2006	Stated		Adjustment

Due from related party	$3,446,275	$-	$(3,446,275)
Total Assets	4,464,612	1,018,337	(3,446,275)

Retained Earnings	(2,512,696)	(5,958,971)	(3,446,275)
Total stockholders' equity	$3,346,637	$(99,638)	$(3,446,275)

The above "As Previously Stated" column numbers are based on the financial statements that the Company originally filed. The Company made amendments including Adjustment (a) above to originally filed financial statements in subsequent filings with the SEC.