Form 10-Q
period 2008-03-31
CHINA RECYCLING ENERGY CORP
filed 2008-05-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-120431

China Recycling Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	90-0093373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

429 Guangdong Road Shanghai, China 200001 People’s Republic of China
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (011) 86-21-6336-8686

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of March 31, 2008, was 25,015,089.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$797,601
Investment in sales type leases, net	1,093,493
Interest receivable	239,165
Advances to suppliers	2,566,320
Prepaid expenses	227,086
Inventory	10,257,871
Total current assets	15,181,536

INVESTMENT IN SALES TYPE LEASES, NET	7,995,916

PROPERTY AND EQUIPMENT, net	82,459

CONSTRUCTION IN PROGRESS	997,293

TOTAL ASSETS	$24,257,204

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,317,275
Tax payable	426,938
Accrued liabilities and other payables	2,669,459
Advance from shareholder	250,000
Interest payable	187,672
Convertible notes, net of discount due to beneficial conversion feature	938,356
Total current liabilities	6,789,700

CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST	15,699

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 25,015,089 shares issued and outstanding	25,015
Additional paid in capital	19,396,062
Statutory reserve	855,677
Accumulated other comprehensive income	1,792,986
Accumulated deficit	(4,617,935)
Total stockholders' equity	17,451,805

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,257,204

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008	2007
		(RESTATED)

Net sales	$-	$4,781,163

Cost of sales	-	(3,677,818)

Gross profit	-	1,103,345

Interest income on sales-type leases	564,952	50,236

Total operating income	564,952	1,153,581

Operating expenses
General and administrative expenses	(648,610)	(257,042)

Total operating expenses	(648,610)	(257,042)

Income (loss) from operations	(83,658)	896,539

Non-operating income (expenses)
Other income	1,581	-
Interest (expense) income	(743,278)	45
Financial expense	(422)	(95)
Exchange loss	(11,189)	-

Total non-operating expenses	(753,308)	(50)

Income (loss) before income tax	(836,966)	896,489

Income tax expense	(50,947)	(160,157)

Net income (loss) from continuing operations	(887,913)	736,332

Income from operations of discontinued component	-	23,105

Minority interest	(27)	-

Net income (loss)	(887,940)	759,437

Other comprehensive item
Foreign currency translation	74,725	(343,992)

Comprehensive Income (loss)	$(813,215)	$415,445

Basic weighted average shares outstanding	25,015,089	17,147,268
Diluted weighted average shares outstanding	30,508,410	17,147,268

Basic net earnings (loss) per share (1)	$(0.04)	$0.04
Diluted net earnings (loss) per share (1)	$(0.04)	$0.04

(1)	Basic and diluted loss per share are the same due to anti-dilutive securities.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008	2007
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(887,940)	$759,437
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	17	-
Amortization of discount related to conversion
feature of convertible note	623,288	-
Stock option compensation expense	325,155	-
Minority interest	27	-
(Increase) decrease in current assets:
Advances to suppliers	(192,463)	471,646
Interest receivable	(94,903)	-
Other receivable	1,622	-
Inventory	-	(1,301,848)
Increase (decrease) in current liabilities:
Accounts payable	(69,737)	2,331,984
Unearned revenue	-	263,786
Advance from customers	-	(142,743)
Tax payable	(125,995)	184,952
Interest payable	124,658	-
Accrued liabilities and other payables	17,227	1,794,773

Net cash (used in) provided by operating activities	(279,044)	4,361,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales-type leases	282,188	(4,618,779)
Acquisition of property & equipment	(80,823)	-
Construction in progress	(977,299)	(1,578)

Net cash used in investing activities	(775,934)	(4,620,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to management	(72,826)	-
Advance from shareholder	250,000	15,302

Net cash provided by financing activities	177,174	15,302

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	41,065	2,007

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(877,804)	(243,068)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634,340	252,125

CASH & CASH EQUIVALENTS, END OF PERIOD	$$797,601	$11,064

Supplemental Cash flow data:
Income tax paid	$127,336	$35,281
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Data Technology Co., Ltd. (“TCH”), sells and leases energy saving equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company ceased and discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

On February 1, 2007, the Company’s subsidiary, TCH entered into two TRT Project Joint-Operation Agreements (“Joint-Operation Agreement”) with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the People’s Republic of China (“PRC”), and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. In October 2007, the Company terminated both of the Joint-Operation Agreements with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

Under one of the Joint-Operation Agreements, TCH and Yingfeng jointly operated a top gas recovery turbine project (“TRT Project”) which designed, constructed, installed and operated a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. (“Zhangzhi”). The total investment costs contributed by TCH were approximately $1,426,000 (equivalent to Renminbi (“RMB”) 10,690,000). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipment, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the Zhangzhi TRT Project and receive a monthly rental payment of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operated a TRT Project which is to design, construct, install and operate a TRT system and lease the TRT system to Xingtai Iron and Steel Company Ltd. (“Xingtai”). TCH provides various forms of investments and properties into this TRT Project including cash, hardware, software, equipment, major components and devices. The total estimated investment cost of this TRT Project were approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project at Xingtai was completed and put into operation in February 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the Xingtai TRT Project and receive a monthly rental payment of approximately $117,000 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”

Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to our continuing operations.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for interim period financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (Xi’an TCH) and Xingtai Huaxin Energy Tech Co., Ltd. (Huaxin). Xi’an TCH and Huaxin engage in the same business with TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2008. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company had $nil accounts recievable.

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

Inventory

Inventory is valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material cost, direct production cost and an allocated portion of production overheads.

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2008.

Sales-type leasing and related revenue recognition

The Company leases TRT systems to Xingtai and Zhangzhi. The Company will transfer all benefits, risks and ownership of the TRT systems to Xingtai and Zhangzhi at the end of each lease term. The Company’s investment in these projects is recorded as a sales-type lease in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in a sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized as income over the lease term to produce a constant periodic rate of return on the net investment in the lease.

Cost of good sold

Cost of revenue consists primarily of the purchase price of the two TRT machines, and expenses incurred directly for project construction.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company does not have any significant deferred tax assets or liability that related to tax jurisdictions not covered by the tax holiday provided by Tax Bureau of the PRC.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation FIN 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted earning per share (EPS)

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Net (loss) income available to common stockholders	$(887,940)	$759,437

Weighted average shares outstanding - basic	25,015,089	17,147,268
Effect of dilutive securities:
Convertible notes (1)	4,217,620	-
Options granted (1)	1,275,701	-
Weighted average shares outstanding - diluted	30,508,410	17,147,268

(Loss) Earnings per share - basic	$(0.04)	$0.04
(Loss) Earnings per share - diluted	$(0.04)	$0.04

(1)	These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the RMB. For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires use of the
“management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. In addition, all of the Company's assets are located in the PRC.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” - see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
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

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS 158 for the year ended 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

 3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively. The components of the net investment in sales-type leases as of March 31, 2008 are as follows:

Total future minimum lease payments receivables	$27,222,472
Less: unearned interest income	(18,133,063)
Net investment in sales-type leases	9,089,409

Current portion	$1,093,493
Noncurrent portion	$7,995,916

As of March 31, 2008, the future minimum rentals to be received on non-cancelable sales-type leases are as follows:

Years ending March 31,
2009	$3,323,776
2010	3,179,085
2011	3,179,085
2012	2,941,224
2013	1,751,916
Thereafter	12,847,386
$27,222,472

4. INVENTORY

Inventory at March 31, 2008 consisted of two equipments that will be used for TRT projects in the amount of $10,257,871.

5. CONSTRUCTION IN PROGRESS

Construction in progress represents amount paid to an independent contractor for constructing a Power Generation System for the total amount of approximately $13,700,000 (RMB 96,000,000). The construction project commenced in March, 2008, and will take about 11 months to complete. Upon completion, the Company will sell the power that is generated from this system to certain customers. (See Note 16.)

6. TAX PAYABLE

At March 31, 2008, tax payable was the income tax payable in the amount of $426,938.

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2008:

Other payables	$2,359,692
Employee welfare payable	236,695
Accrued expenses	73,072
$2,669,459

Other payables mainly consisted of (i) employee training and social insurance payables; (ii) auditing and legal fees paid by a third party on behalf of the Company, which will be repaid by the Company in the amount of $259,398; and (iii) payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yinfeng in the amount of $1,632,748.

8. ADVANCE FROM SHAREHOLDER

Advance from shareholder represented the interest free balances due to a director for $250,000. The advance occurred during the three months ended March 31, 2008, and is repayable within the next twelve months.

9. MINORITY INTEREST

Minority interest represented a twenty percent (20%) equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in a similar business with TCH. At March 31, 2008, the minority interest was $15,699.

10. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations had an income of $23,105 for the quarter ended March 31, 2007. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

11. CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co-Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the “Second Note”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as an unamortized beneficial conversion feature based on the intrinsic value method per the Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments (“EITF 00-27”). At March 31, 2008, the First Note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature of $4,061,644.

Subsequently, the Purchase Agreement was amended on April 29, 2009. See Note 17 below for more information.

12. INCOME TAXES

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. The tax holiday, which is for manufacturing businesses involved in joint ventures, cooperative operations, and wholly foreign owned entities in the Shanghai Pudong New District, provides that operating income and other income are subject to a 15% income tax rate. In addition, those companies that have operations over 10 years, after application by the business and approved by the Tax Bureau, starting from the 1st profitable year, have no income tax for the first two 2 years and there is a 50% discount on the income tax rate for the 3rd, 4th and 5th year.

The Company’s subsidiaries generated substantially all of its net income from its PRC operation. CREG’s effective income tax rates for 2008 and 2007 were 18% (15% from the national government plus 3% from the local government) and 15%, respectively. Shanghai TCH and its subsidiaries Xi’an TCH and Xingtai Huaxin filed separate income tax returns. For the three months ended March 31, 2008 and 2007, Shanghai TCH had taxable income of $283,041 and $1,067,712, respectively; and Xi’an TCH and Xingtai Huaxin had net loss of $34,173 and $0, respectively. Net income of Shanghai TCH for the quarters ended March 31, 2008 and 2007 would have been lower by approximately $19,000 and $192,000, if the Company did not benefit from the income tax discount.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction. For the three months ended March 31, 2008 and 2007, Sifang Holdings Co. Ltd., a Cayman Islands company, has net operating loss of $12,753 and $171,223 incurred in the nontaxable jurisdiction.

The Company is taxed in the US and has a net operating loss of approximately $1,073,083 and $0 for three months ended March 31, 2008 and 2007, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the quarters ended March 31:

	2008	2007
(Loss) income before income taxes	$(836,968)	$896,489
(Credit) provision at US statutory rates	(284,569)	304,806
Tax rate difference	(22,398)	(10,677)
Effect of tax holiday	(19,813)	(192,188)
Effect of tax on loss on nontaxable jurisdiction	4,336	58,216
Valuation allowance	373,391	-
Tax per financial statements	$50,947	$160,157

13. STOCK-BASED COMPENSATION PLAN

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the “2007 Plan”), and granted stock options with an aggregate amount of 3,000,000 shares of stock at $1.23 per share to acquire the Company's common stock at par value $0.001 to twenty (20) managerial and non-managerial employees under the 2007 Plan.

The vesting terms of options granted under the 2007 Plan is subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable on the first anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable on the second anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.

Based on the fair value method under SFAS No. 123(Revised) “Share-Based Payment” (SFAS 123(R)”), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued during the year ended December 31, 2007, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over a period of three years and have a life of 5 years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activity for employees in the Company’s Plan for the quarter ended March 31, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87

Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	3,000,000	$1.23	4.62
Exercisable at March 31, 2008	-

The weighted-average grant date fair value of stock options granted to employees for the quarter ended March 31, 2008 was $1.23 per share. The Company recorded $325,155 of compensation expense for employee stock options during the quarter ended March 31, 2008. At March 31, 2008, there was a total of $3,850,644 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. There were no options exercised during the quarter ended March 31, 2008.

14. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their share holdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital. For the quarter ended March 31, 2008 and 2007, the Company had transferred $23,209 and $93,066 to this reserve.

Common Welfare Fund

The common welfare fund is a voluntary fund that the Company can elect to transfer from 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for the quarters ended March 31, 2008 and 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

15. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

16. COMMITMENTS

Zhangzhi Steel New 1080 m3 Blast Furnace TRT Power Generator Project

In March 2008, the Company signed an agreement with Zhangzhi Steel (“Zhangzhi”) for Zhangzhi to purchase the electricity generated by our new TRT power generator project at 0.385 RMB per kilo watt hour (“KWH”) for 13 years. The Company will invest 25,000,000 RMB on this new 6 million watts capacity TRT power generator project, including design, model selection, equipment purchase and installment, construction and, management, maintenance and operation of the project after putting it into production. The Company will use the Build-Operate-Transfer model to build and operate the project. Under the Build-Operate-Transfer model a company will build and operate the facility during the contract term and charge for fees and will transfer the facility to the leasee at the end of the term. This system will be able to maintain 8,300 annual operating hours once it is put into operation. At March 31, 2008, this project has not commenced operation.

Shenwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shenwei Group for a Cement Waste Heat Power Generator Project. The Company will build two sets of 12 million watts pure low temperature cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and its 5,000 tons per day cement manufacturing line in Tong Chuan. The Company has finished the selection of equipment and equipment bidding process, and has commenced construction during the first quarter of 2008. The Company’s total investment will be approximately 96,000,000 RMB with estimated annual power generated capacity of 180,000,000 KWH once the two systems are put into operation. The Company will use the Build-Operate-Transfer model to build and operate the systems. The operation period for the systems will be 5 years. During the operation period, Shenwei Group will pay the Company the monthly electricity fee based on the actual power generated by the systems at 0.4116 RMB per KWH as agreed.

17. SUBSEQUENT EVENTS

On April 29, 2008, the Company entered into an Amendment to the Stock and Notes Purchase Agreement with the Investors amending certain terms of the Stock and Notes Purchase Agreement, dated November 16, 2007, between the Company and the Investors (the “Agreement”).

Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the currently outstanding 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”) (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; unamortized discount on the first note will be expensed in the second quarter as a result of the conversion of the note; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Agreement had contemplated two subsequent transactions after issuance of the First Note in November 2007, which transactions were restructured by the Amendment. The two subsequent transactions that were to be effected by the Company and the Investors, were (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000.

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

As collateral for the First Note, Hanqiao Zheng, the President and a major shareholder of the Company, pledged 9,653,471 of the shares of the Company's common stock held by him to secure the First Note (the “Share Pledge Agreement”). The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

18. 2007 STATEMENTS OF OPERATIONS AND CASH FLOW

The amounts presented statements of operations and cash flows in the quarter ended March 31, 2007 are the restated amounts for the quarter ended March 31, 2007 to be filed on or about May 15, 2008 in the restated 10-Q for the quarter ended March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors(including the risks contained in the section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary Shanghai TCH Data Technology Co., Ltd. (“TCH”), is doing the business of selling and leasing energy saving equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. (“TCH”). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004.

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company ceased and discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On February 1, 2007, the Company’s subsidiary, TCH entered into two TRT Project Joint-Operation Agreements (“Joint-Operation Agreement”) with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”.

Recent Events for First Quarter of 2008

Zhangzhi Steel New 1080 m3 Blast Furnace TRT Power Generator Project

In March 2008, the Company signed an agreement with Zhangzhi Steel (“Zhangzhi”) for Zhangzhi to purchase the electricity generated by our new TRT power generator project at 0.385 RMB per kilo watt hour (“KWH”) for 13 years. The Company will invest 25,000,000 RMB on this new 6 million watts capacity TRT power generator project, including design, model selection, equipment purchase and installment, construction and, management, maintenance and operation of the project after putting it into production. The Company will use the Build-Operate-Transfer model to build and operate the project. Under the Build-Operate-Transfer model a company will build and operate the facility during the contract term and charge for fees and will transfer the facility to the leasee at the end of the term. This system will be able to maintain 8,300 annual operating hours once it is put into operation

Shenwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shenwei Group for a Cement Waste Heat Power Generator Project. The Company will build two sets of 12 million watts pure low temperature cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and its 5,000 tons per day cement manufacturing line in Tong Chuan. The Company has finished the selection of equipment and equipment bidding process, and has commenced construction during the first quarter of 2008. The Company’s total investment will be approximately 96,000,000 RMB with estimated annual power generated capacity of 180,000,000 KWH once the two systems are put into operation. The Company will use the Build-Operate-Transfer model to build and operate the systems. The operation period for the systems will be 5 years. During the operation period, Shenwei Group will pay the Company the monthly electricity fee based on the actual power generated by the systems at 0.4116 RMB per KWH as agreed.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“S GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim period financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (Xi’an TCH) and Xingtai Huaxin Energy Tech Co., Ltd. (Huaxin). Xi’an TCH and Huaxin engage in the same business with TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Inventory

Inventory is valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material cost, direct production cost and an allocated portion of production overheads.

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

Sales-type leasing and related revenue recognition

The Company leases TRT systems to Xingtai and Zhangzhi. The Company will transfer all benefits, risks and ownership of the TRT systems to Xingtai and Zhangzhi at the end of each lease term. The Company’s investment in these projects is recorded as a sales-type lease in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in a sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized as income over the lease term to produce a constant periodic rate of return on the net investment in the lease.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the RMB. For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” - see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
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

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,

2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS 158 for the year ended 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Three Months Ended March 31	2008		2007
	$	% of Sales	$	% of Sales
Sales	-	-	4,781,163
Cost of sales	-	-	(3,677,818)	77%
Gross profit	-	-	1,103,345	23%
Interest income on sales-type lease	564,952	-	50,236	1%
Total operating income	564,952	-	1,153,581	24%
Total Operating expenses	(648,610)	-	(257,042)	5%
Income (loss) from operation	(83,658)	-	896,539	19%
Total non-operating expenses	(753,308)		(50)	-
Income (loss) before income tax	(836,966)	-	896,489	19%
Income tax expense	(50,947)	-	(160,157)	3%
Minority interest	(27)	-	-
Income from operations of discontinued component	-	-	23,105	-
Net income (loss)	(887,940)	-	759,437	16%

SALES. Net sales for the quarter ended March 31, 2008 were $nil while our net sales for the quarter ended March 31, 2007, were approximately $4.78 million, a decrease in revenues of $4.78 million. We sell our equipment through sales-type leasing, sales and cost of sales are recorded at the time of leasing, the interest income of which is part of our revenue source in additional to sales revenue. We sold one TRT system through sales-type leasing during the first quarter of 2007, while we only had interest income from sales-type leasing during the first quarter of 2008.

COST OF SALES. Cost of sales for the quarter ended March 31, 2008 was $nil while our cost of sales for the quarter ended March 31, 2007, was approximately $3.68 million. The cost of sales in the first quarter of 2007 was the cost of a TRT system that was sold through sales-type leasing. While in the first quarter of 2008, we did not have any sales or cost of sales.

GROSS PROFIT. Gross profit was $nil for the quarter ended March 31, 2008 as compared to $1.10 million for the quarter ended March 31, 2007, representing gross margins of approximately 0% and 23% for the first quarter ended March 31, 2008 and 2007, respectively. We sold one TRT system through sales-type leasing with gross profit recognized during the first quarter of 2007, while we only had interest income from sales-type leasing for the first quarter of 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $648,819 for the quarter ended March 31, 2008 as compared to $257,042 for the quarter ended March 31, 2007, an increase of approximately $391,777 or 152%. This increase was mainly due to the compensation expense amounting to $325,155 of the fair value of the options to employees that was vested in the first quarter of 2008.

NET INCOME (LOSS). Our net income (loss) for the quarter ended December 31, 2008 was $(887,940) as compared to $759,437 net income for the quarter ended March 31, 2007, a decrease of $1.65 million. This decrease in net income (loss) was mainly due to our non-operating expenses of $753,308 for the quarter ended March 31, 2008, of which, $623,288 was the amortized beneficial conversion feature for the convertible note, and $124,658 was accrued interest expense on the same convertible note.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

As of March 31, 2008 and 2007, the Company had cash and cash equivalents of approximately $797,601 and $11,064, respectively. At March 31, 2008, other current assets consisted of approximately $14 million and current liabilities consisted of approximately $6.79 million, while other current assets were approximately $2.33 million and current liabilities were approximately $5.58 million at March 31, 2007. Working capital amounted to $8.39 million at March 31, 2008, compared to negative working capital of $(3.24) million at March 31, 2007, an increase of $11.6 million. The ratio of current assets to current liabilities was 2.24-to-1 at the quarter ended March 31, 2008, compared to 0.42-to-1 at the quarter ended March 31, 2007. The increase in working capital in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to obtaining a $5 million convertible note at the end of 2007. The increase in the current ratio in the first quarter of 2008 compared with the first quarter of 2007, was primarily related to an increase in the current portion of principal receivables on investment on sales-type leases, an advance to suppliers and an increase in inventory level.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2008 and 2007:

	2008	2007
Cash provided by (used in):
Operating Activities	$(279,044)	$4,361,987
Investing Activities	(775,934)	(4,620,357)
Financing Activities	177,174	15,302

Net cash flow used in operating activities was $279,044 in the first quarter of 2008, as compared to net cash flow provided by operating activities of $4,361,987 in the first quarter of 2007. The decrease in net cash inflows from operating activities was mainly due to the net loss for the current quarter, and increased on our advance payment to suppliers and decreased on our accounts payable, accrued liabilities, other payables and tax payable.

Net cash flow used in investing activities was $775,934 for the quarter ended March 31, 2008, as compared to net cash used in investing activities of $4.62 million for the quarter ended March 31, 2007. The decrease of net cash flow used in investing activities was mainly due to a decrease in investment on sales-type leases, which consisted of receivables for the total future minimum lease payments net of unearned interests. For the quarter ended March 31, 2007, we sold one TRT system through sales-type leasing, which increased our investment on sales-type leases to $4,618,779.

Net cash flow provided by financing activities was $177,174 for the quarter ended March 31, 2008 as compared to net cash provided by financing activities of $15,302 for the quarter ended March 31, 2007. The increase of net cash flow provided by financing activities in the first quarter of 2008 was mainly due to the advance from our shareholder for the amount of $250,000 during the first quarter of 2008.

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

Contractual Obligations

CONVERTIBLE NOTES PAYABLE

On November 16, 2007, we entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co-Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the “Second Note” and collectively with the First Note, the “Notes”) (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

Subsequently, on April 29, 2008, the Company entered into an Amendment to the Stock and Notes Purchase Agreement (the “Amendment”) with the Investors amending certain terms of the Purchase Agreement.

Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Purchase Agreement; (ii) the Investors converted the principal amount under the currently outstanding 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”) (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Purchase Agreement; unamortized discount on the first note will be expensed in the second quarter as a result of the conversion of the note; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

As discussed above, the Purchase Agreement had contemplated two subsequent transactions after issuance of the First Note in November 2007, which transactions were restructured by the Amendment. The two subsequent transactions that were to be effected by the Company and the Investors, were (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000.

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

As collateral for the First Note, Hanqiao Zheng, the President and a major shareholder of the Company, pledged 9,653,471 of the shares of the Company's common stock held by him to secure the First Note (the “Share Pledge Agreement”). The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

Management has previously disclosed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, that the Company’s internal control over financial reporting was subject to certain material weaknesses and set forth the Company’s planned steps to address these weaknesses. During the quarter ended March 31, 2008, the Company made the following changes in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting:

•	Reorganized the accounting and finance department and hired additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions;
•	Engaged a new accounting firm that has experience working with U.S. public companies;
•	Hired a Certified Public Accountant with expertise in U.S accounting principles to prepare the Company’s annual report and quarterly reports;
•	Established a complete management system based upon the Company’s internal accounting process to ensure that internal control over financial reporting is effective; and
•	Established an internal audit system with a senior accountant serving as the Company's internal auditor.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 15, 2008	/s/ Hanqiao Zheng
Hanqiao Zheng President and Chairman of the Board

Date: May 15, 2008	/s/ Guangyu Wu
Guangyu Wu Chief Executive Officer

Date: May 15, 2008	/s/ Mingda Rong
Mingda Rong Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.