Form 10QSB/A
period 2007-03-31
CHINA RECYCLING ENERGY CORP
filed 2008-05-19
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
(RESTATED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 11,064
Investment in sales type leases, net	733,045
Interest receivable	6,474
Advances to suppliers	290,149
Inventory	1,307,748

Total current assets	2,348,480

INVESTMENT IN SALES TYPE LEASES, NET	3,906,665

CONSTRUCTION IN PROGRESS	1,585

TOTAL ASSETS	$ 6,256,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,342,552
Unearned revenue	298,647
Tax payable	176,690
Accrued liabilities and other payables	2,742,003
Advance from shareholder	15,371

Total current liabilities	5,575,263

CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,147,268 shares issued and outstanding	17,148
Additional paid in capital	4,229,845
Statutory reserve	667,732
Accumulated other comprehensive income	693,682
Accumulated deficit	(4,926,940)

Total stockholders' equity	681,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,256,730

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
	(RESTATED)

Net sales	$ 4,781,163	$ -

Cost of sales	(3,677,818)	-

Gross profit	1,103,345	-

Interest income in sales-type leases	50,236	-

Total operating income	1,153,581	-

Operating expenses
General and administrative expenses	(257,042)	(136,185)

Total operating expenses	(257,042)	(136,185)

Income (loss) from operations	896,539	(136,185)

Non-operating income (expenses)
Interest (expense) income	45	120
Financial expense	(95)	-

Total non-operating (income) expenses	(50)	120

Income (loss) before income tax	896,489	(136,065)

Income tax expense	(160,157)	-

Net income (loss) from continuing operations	736,332	(136,065)

Income from operations of discontinued component	23,105	204,199

Net income	759,437	68,134

Other comprehensive item
Foreign currency translation	(343,992)	37,995

Comprehensive Income	$ 415,445	$ 106,129

Basic and diluted weighted average shares outstanding	17,147,268	17,147,268

Basic and diluted net earnings per share	$ 0.04	$ 0.00

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	FOR THREE MONTHS ENDED MARCH 31,
	2007	2006
	(RESTATED)

Net income	$ 759,437	$ 68,134
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	48,296
Bad debt recovery	-	(27,722)
Deferred tax asset	-	9,398
(Increase) decrease in current assets:
Accounts receivable	-	87,741
Advances to suppliers	471,646	(15,695)
Inventory	(1,301,848)	19,414
Due from related parties	-	(50,531)
Increase (decrease) in current liabilities:
Accounts payable	2,331,984	(98,785)
Unearned revenue	263,786	(12,888)
Advance from customers	(142,743)	42
Tax payable	184,952	(119,879)
Accrued liabilities and other payables	1,794,773	58,854
Due to related parties	-	13,956

Net cash provided by (used in) operating activities	4,361,987	(19,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales-type leases	(4,618,779)	-
Construction in progress	(1,578)	-
Loan to related parties	-	(2,494,699)

Net cash used in investing activities	(4,620,357)	(2,494,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	15,302	-

Net cash provided by financing activities	15,302	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	2,007	30,817

NET DECREASE IN CASH & CASH EQUIVALENTS	(243,068)	(2,514,364)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	252,125	3,578,367

CASH & CASH EQUIVALENTS, END OF PERIOD	$ 11,064	1,094,820

Supplemental Cash flow data:
Income tax paid	$ 35,281	114,309
Interest paid	$ -	-

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, Data Technology Co., Ltd. (“TCH”), is doing the business of selling and leasing energy saving equipments.  The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation".  On September 21, 2007, the Company’s subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection to these businesses. On May 10, 2007, the Company completely ceased and discontinued these businesses. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

On February 1, 2007, the Company’s subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi’an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products.  In October 2007, the Company terminated the joint operation agreement with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operate a top gas recovery turbine projects ("TRT Project") which is to design, construct, install and operate a TRT system and lease to Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). The total investment costs contributed by TCH are approximately $1,426,000 (equivalent to RMB 10,690,000). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became fully entitled to the rights, titles, benefits and interests in the TRT Project and received a monthly rental payment of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operate a TRT Project which is to design, construct, install and operate a TRT system and lease to Xingtai Iron and Steel Company Ltd. ("Xingtai"). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The total estimated investment cost of this TRT Project is approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and received a monthly rental payment of approximately $116,930 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, and TCH.  Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company’s consolidated assets and liabilities as of March 31, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2007, the Company recorded no allowance for doubtful accounts.

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

Building

              20 years

Vehicle

                           2 - 5 years

Office and Other Equipment

           2 - 5 years

Software

           2 - 3 years

Impairment of long-life assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2007.

Sales-type leasing and related revenue recognition

The Company invests and leases TRT system to Xingtai. Ultimately, the Company will transfer all benefits, risks and ownership of the TRT system to Xingtai at the end of the lease term. The Company’s investment in the project is recorded as Sales-type lease in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

Cost of Goods Sold

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

TCH is governed by the Income Tax Law of the PRC concerning the private-run enterprises in special district, which are generally subject to tax at a statutory rate of 15% on income reported in the statutory financial statements after appropriated tax adjustments.

There is no income tax for Sifang Holding Co., the holding company of TCH, domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction.

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

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.    All of the Company's assets are located in the PRC.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai with terms of five years. The components of the net investment in sales-type leases as of March 31, 2007 are as follows:

Total future minimum lease payments receivables	$6,261,258
Less: unearned .interest income	(1,621,548)
Net investment in sales - type leases	4,639,710

Current portion	733,045
Noncurrent portion	3,906,665

As of March 31, 2007, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

For the years ended March 31,
2008	1,289,271
2009	1,297,040
2010	1,297,040
2011	1,297,040
2012	1,080,867
Thereafter

$6,261,258

4. INVENTORIES

Inventories at March 31, 2007 were two TRT equipments in the amount of $1,307,748.

5. TAX PAYABLE

Tax payable consisted of the following at March 31, 2007:

Business tax payable	$11,654
Income tax payable	164,978
Other tax payable	58
$176,690

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2007:

Other payables	$2,482,764
Employee welfare payable	216,219
Accrued expenses	43,020

$2,742,003

Other payable mainly consisted of employee training and social insurance payable, short term advances from third parties and payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yinfeng for $1,804,804.

7. ADVANCE FROM SHAREHOLDER

Advance from shareholder represented the balances due to a shareholder for $15,371 which is interest free and repayable in the next twelve months.

8. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction or activity in connection with these businesses. On May 10, 2007, the Company completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations incurred an income of $23,105 and $204,199 for the quarter ended March 31, 2007 and 2006, respectively.  The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

9. STATUTORY RESERVES

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

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for the quarter ended March 31, 2007 and 2006.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

10. CONTINGENCIES

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

11. RESTATEMENT

The financial statements for the six months ended June 30, 2007 have been restated to reflect the correction of error for the sales-type leases which were originally accounted for as direct financing leases; and the write-off of accounts receivable of $3,446,275 in the fourth quarter of 2006 as the Company determined that it had insufficient basis to leave it as an asset.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of and for the three months ended March 31, 2007:

	As Originally		Net
	Reported	As Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income
Sales	$190,716	$4,781,163	$4,590,447
Cost of sales	12,770	3,677,818	3,665,048
Interest income in sales-type leases	-	50,236	50,236
Operating expenses	38,772	257,042	218,270
Income from operations	139,174	896,539	757,365
Income before income taxes	139,219	896,489	757,270
Net income	$172,518	$759,437	$586,919

Comprehensive income	$436,157	$415,445	$(20,712)

Net income per common share — basic and diluted	$0.01	$0.04	$0.03

	As Originally Reported	As Restated	Net Adjustment
At March 31, 2007

Total current assets	$4,169,149	$2,348,480	$(1,820,669)

Investment in direct financing leases, net	2,630,677	-	(2,630,677)
Investment in sales-type leases, net	-	3,906,665	3,906,665
Total assets	8,119,163	6,256,730	(1,862,433)

Total liabilities	4,336,369	5,575,263	1,238,894

Accumulated deficit	(2,340,178)	(4,926,940)	(2,586,762)
Total stockholders’ equity	$3,782,794	$681,467	$(3,101,327)

	As Originally Reported	As Restated	Net Adjustment

Net cash provided by (used in) operating activities	$3,445,472	$4,361,987	$916,515

Net cash provided by (used in) investing activities	(3,950,014)	(4,620,357)	(670,343)

Net cash provided by (used in) financing activities	-	15,302	15,302

Net increase (decrease) in cash and cash equivalents	$(504,542)	$(243,068)	$261,474

12. SUBSEQUENT EVENT

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

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the "2007 Plan") under the Form S-8 Registration Statement. Pursuant to the 2007 Plan, the Company may issue stock, or grant options at $1.23 per share to acquire the Company's common stock at par value $0.001 (the "Stock"), with an aggregate amount of 3,000,000 shares of the Stock, from time to time to employees and directors of the Company or other individuals, including consultants or advisors, all on the terms and conditions set forth in the 2007 Plan. The vesting terms of options grant under the 2007 Plan are subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable in the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable in the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.

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

On April 29, 2008, The Company entered into an Amendment to the Stock and Notes Purchase Agreement with the investors amending certain terms of the Stock and Notes Purchase Agreement that was dated on November 16, 2007.

Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the currently outstanding 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the "First Note") (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; unamortized discount on the first note will be expensed in the second quarter as a result of the conversion of the note; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the "Second Note"); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the "Option Note") (the foregoing transactions, together with the sale and purchase of the First Note, are hereinafter referred to as the "Offering").

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

As collateral for the First Note, Hanqiao Zheng, the President and a major shareholder of the Company, pledged 9,653,471 of the shares of the Company's common stock held by him to secure the First Note (the "Share Pledge Agreement"). The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

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

Overview of Business Background

On May 8, 1980, China Recycling Energy Corporation (the "Company”) (formerly known as China Digital Wireless, Inc.) was incorporated under the laws of the State of Colorado.  On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada.

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

From May 2004 to December 2006, the Company through TCH engaged in the business of mobile phone distribution, advertising services and other provisions of pager and mobile phone value-added information services under the Company’s previous name “China Digital Wireless, Inc.”

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

On March 8, 2007, the name of the Company was changed to “China Recycling Energy Corporation” and engages in recycling energy business, providing energy saving and recycling products and services. Consequently, the businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued.

Discussion and Analysis of Operating Results

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Discontinued Operation

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone distribution, advertising services and provision of pager and mobile phone  value-added  information  services.  In the first quarter of 2007, the Company did not engage in any substantial transaction and activity in connection  to these  businesses.  On May 10, 2007,  the Company completely  discontinued  these businesses.  Accordingly,  the results of the discontinued  operations have been segregated  from  continuing  operations  in  the  consolidated   statements  of operations for the  three-month  periods ended March 31, 2007 and 2006.

Revenues

Revenues  for the  three  month  ended  March  31,  2007  were  $4,781,163,  which represented the sale of the TRT system  to Xingtai under the sales-type leases.

Cost of Revenues

Total  cost of  revenue  for the three  months  ended  March 31,  2007  consisted primarily of the cost of the TRT system that was sold to Xingtai through sales-type leases.  Total cost of revenue for the three  months ended March 31, 2007 was $3,677,818.

Gross profit

Our gross profit for the three months ended March 31, 2007 was $1,103,345, mainly from the operation  in the  business  of selling of energy  saving and  recycling systems.

Interest income in sales-type leases

Interest income in sales-type leases was the interest from the sales-type leases of TRT system to Xingtai.  Total lease payment is $6,569,430 with lease term of 5 years, of which, $1,696,437 is total interest income from this sale-type lease.  During the first quarter of 2007, we earned $50,236 for the interest income in this sales-type lease.

General and administrative expenses

General and  administrative  expenses  for the three months ended March 31, 2007 increased by $120,857 to $257,042  compared to $136,185 for the same period of the prior year,  representing a 89%  increase.  The increase was mainly due to the write-off of  bad debt from receivable from 'Sifang information' of $73,000.

Income from operations of discontinued components

Since January 2007, the Company has gradually phased out and substantially scale down most of its business of mobile phone  distribution  and  provision of pager and mobile phone value-added information services. In the first quarter of 2007, the  Company  did not engage in any  substantial  transaction  and  activity  in connection  to these  businesses.  On May 10,  2007,  the Company  completely   discontinued   these  businesses. Accordingly,  the results of the  discontinued  operations  have been segregated from  continuing  operations in the  statements of operations and cash flows for the  three-month  periods  ended  March  31,  2007 and  2006.  The  discontinued operations  incurred  an income of $23,105 and $204,199 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

During  the three  months  ended  March 31, 2007, our net cash provided by operating activity was $ 4,361,987 compared to net cash of  19,665  used  during the same period in 2006,  which represented a net increase in cash of $4,381,652.  This increase was mainly due to increase in net income, accounts payable and other payables and decrease in advance to suppliers.

Net cash used in  investing  activities  was $4,620,357 during the three months ended March 31,  2007  compared  to net cash flows  used in  investing  activities  of $2,494,699 during the same period of the prior year,  an increase of $2,125,658.  This increase was mainly due to increase in receivable from sales-type leases.

Net cash provided by financing  activities  for the three months ended March 31, 2007 was $15,302 and $0 for the same period of 2006.  This slight increase in cash  attributed to advance from shareholder during the first quarter of 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of March 31, 2007, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of March 31, 2007, management determined that our internal control over financial reporting was subject to the following material weaknesses:

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

The Company’s management has identified the steps necessary to address the material weaknesses existing as of  March 31, 2007 described above, as follows:

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

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Report.

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

ITEM 6.  EXHIBITS

The following documents are filed as part of this report:

31.1   Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3  President and Chairman Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3  President and Chairman Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation (Registrant)

Date: May16, 2008

/s/   Hanqiao Zheng
----------------------------------
Hanqiao Zheng
President and Chairman

Date: May 16, 2008

/s/   Guangyu Wu
----------------------------------
Guangyu Wu
Chief Executive Officer

Date: May 16, 2008

 /s/   Mingda Rong
----------------------------------
Mingda Rong
Chief Financial Officer