Form 10QSB/A
period 2007-06-30
CHINA RECYCLING ENERGY CORP
filed 2008-05-19
CIK 721693

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
(RESTATED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 3,593
Investment in sales type leases, net	771,973
Advances to suppliers	77,516
Inventory	1,326,852

Total current assets	2,179,934

INVESTMENT IN SALES TYPE LEASES, NET	3,760,351

CONSTRUCTION IN PROGRESS	3,802

TOTAL ASSETS	$ 5,944,087

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,309,774
Unearned revenue	26,274
Tax payable	248,341
Accrued liabilities and other payables	2,395,889
Advance from shareholder	36,630

Total current liabilities	5,016,908

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,147,268 shares issued and outstanding	17,148
Additional paid in capital	4,229,845
Statutory reserve	696,224
Accumulated other comprehensive income	727,594
Accumulated deficit	(4,743,632)

Total stockholders' equity	927,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,944,087

See accompanying notes to condensed consolidated financial statements.

 CHINA RECYCLING ENERGY CORPORATION

(FORMERLY CHINA DIGITAL WIRELESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(RESTATED)		(RESTATED)

Net sales	$ 4,781,163	$ -	$ -	$ -

Cost of sales	(3,677,818)	-	-	-

Gross profit	1,103,345	-	-	-

Interest income in sales-type leases	198,386	-	148,150	-

Total operating income	1,301,731	-	148,150	-

Operating expenses
General and administrative expenses	(343,543)	(156,267)	(86,501)	(20,082)

Total operating expenses	(343,543)	(156,267)	(86,501)	(20,082)

Income (loss) from operations	958,188	(156,267)	61,649	(20,082)

Non-operating income (expenses)
Other income	208,909	-	208,909	-
Interest (expense) income	104	120	59	-
Financial expense	(95)	-	-	-

Total non-operating (income) expenses	208,918	120	208,968	-

Income (loss) before income tax	1,167,106	(156,147)	270,617	(20,082)

Income tax expense	(211,593)	-	(51,436)	-

Net income (loss) from continuing operations	955,513	(156,147)	219,181	(20,082)

Income from operations of discontinued component	23,105	204,199	-	-

Net income	978,618	48,052	219,181	(20,082)

Other comprehensive item
Foreign currency translation	(303,894)	50,798	40,098	12,803

Comprehensive Income	$ 674,724	$ 98,850	259,279	$ (7,279)

Basic and diluted weighted average shares outstanding	17,147,268	17,147,268	17,147,268	17,147,268

Basic and diluted net earnings per share	$ 0.06	$ 0.00	0.01	$ (0.00)

See accompanying notes to condensed consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION

(FORMERLY CHINA DIGITAL WIRELESS INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Six Months Ended June 30,
2007 (RESTATED)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 978,618	$ 48,052
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	48,296
Bad debt recovery	-	(27,722)
Deferred tax asset	-	9,398
(Increase) decrease in current assets:
Accounts receivable	6,361	87,741
Advances to suppliers	688,311	(15,695)
Inventory	(1,309,002)	19,414
Due from related parties	-	(50,531)
Increase (decrease) in current liabilities:
Accounts payable	2,278,701	(98,785)
Unearned revenue	(7,776)	(12,888)
Advance from customers	(143,527)	42
Tax payable	254,109	(119,879)
Accrued liabilities and other payables	1,432,657	58,854
Due to related parties	-	13,956

Net cash provided by (used in) operating activities	4,178,452	(39,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales-type leases	(4,471,351)	-
Construction in progress	(3,751)	-
Loan to related parties	-	(2,494,699)

Net cash used in investing activities	(4,475,102)	(2,494,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	36,137	-

Net cash provided by financing activities	36,137	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	11,981	41,410

NET DECREASE IN CASH & CASH EQUIVALENTS	(260,513)	(2,534,446)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	252,125	3,578,367

CASH & CASH EQUIVALENTS, END OF PERIOD	$ 3,593	$ 1,085,331

Supplemental Cash flow data:
Income tax paid	$ 35,281	$ 156,911
Interest paid	$ -	$ -

See accompanying notes to condensed consolidated financial statements

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, Data Technology Co., Ltd. (“TCH”), sells and leases energy saving systems.  The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation".  On September 21, 2007, the Company’s subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

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

On February 1, 2007, the Company’s subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi’an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, people’s republic of China (the “PRC”), and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products.  In October 2007, the Company terminated the joint operation agreement with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operate a top gas recovery turbine project ("TRT Project") which designed, constructed, installed and operates a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). The total investment costs contributed by TCH are approximately $1,426,000 (equivalent to RMB 10,690,000). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became fully entitled to the rights, titles, benefits and interests in the TRT Project and received a monthly rental payment of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operate a TRT Project which designed, constructed, installed and operates a TRT system and lease it to Xingtai Iron and Steel Company Ltd. ("Xingtai"). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The total estimated investment cost of this TRT Project is approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and received a monthly rental payment of approximately $116,930 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, and TCH.  Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company’s consolidated assets and liabilities as of June 30, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007, the Company recorded no allowance for doubtful accounts.

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

Building

              20 years

Vehicle

                           2 - 5 years

Office and Other Equipment

           2 - 5 years

Software

           2 - 3 years

Impairment of long-life assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2007.

Sales-type leasing and related revenue recognition

The Company invests and leases a TRT system to Xingtai. Ultimately, the Company will transfer all benefits, risks and ownership of the TRT system to Xingtai at the end of the lease term. The Company’s investment in the project is recorded as Sales-type lease in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

TCH is governed by the Income Tax Law of the PRC concerning the private-run enterprises in a special district, which are generally subject to tax at a statutory rate of 15% on income reported in the statutory financial statements after appropriated tax adjustments.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai with a term of five years. The components of the net investment in sales-type leases as of June 30, 2007 are as follows:

Total future minimum lease payments receivables	$6,027,670
Less: unearned .interest income	(1,495,346)
Net investment in sales - type leases	4,532,324

Current portion	771,973
Noncurrent portion	$3,760,351

As of June 30, 2007, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

For the years ended June 30,
2008	1,312,047
2009	1,315,988
2010	1,315,988
2011	1,315,988
2012	767,659

$6,027,670

4. INVENTORY

Inventory at June 30, 2007 were two TRT equipments in the amount of $1,326,852.

5. TAX PAYABLE

Tax payable consisted of the following at June 30, 2007:

Business tax payable	$29,559
Income tax payable	218,634
Other tax payable	148
$248,341

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2007:

Other payables	$2,132,864
Employee welfare payable	219,377
Accrued expenses	43,648

$2,395,889

Other payable mainly consisted of employee training and social insurance payable, short term advances from third parties and payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yinfeng for $1,804,804.

7. ADVANCE FROM SHAREHOLDER

Advance from shareholder represented the balances due to a shareholder for $36,630 which is interest free and repayable in the next twelve months.

8. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction or activity in connection with these businesses. On May 10, 2007, the Company completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations incurred an income of $23,105 and $204,199 for six months ended June 30, 2007 and 2006, respectively.  The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

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

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund.  The Company did not make any contribution to this fund for six months ended June 30, 2007 and 2006.

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

11. COMMITMENT

As of June 30,  2007,  the  Company  has  contracted  to invest on a TRT  System project  amounting  to  approximately  $3,900,000  (RMB  30,000,000),  of  which $3,790,000 (RMB 28,722,145) was paid to purchase the project equipments.

12. RESTATEMENT

The financial statements for the six months ended June 30, 2007 have been restated to reflect the correction of error for the sales-type leases which were originally accounted for as direct financing leases ; and the write-off of accounts receivable of $3,446,275 in the fourth quarter of 2006 as the Company determined that it had insufficient basis to leave it as an asset.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of June 30, 2007 and for the six and three months ended June 30, 2007:

Six months ended June 30, 2007	As Originally	As	Net
	Reported	Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income
Sales	$397,277	$4,781,163	$4,383,886
Cost of sales	32,153	3,677,818	3,645,665
Interest income in sales-type leases	-	198,386	198,386
Operating expenses	76,471	343,543	267,072
Income from operations	288,653	958,188	669,535
Income before income taxes	288,757	1,167,106	878,349
Net income	$275,442	$978,618	$703,176

Comprehensive income	$803,620	$674,724	$(128,896)

Net income per common share — basic and diluted	$0.01	$0.06	$0.05

Three months ended June 30, 2007	As Originally	As	Net
	Reported	Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income
Sales	$206,561	$-	$(206,561)
Cost of sales	19,383	-	(19,383)
Interest income in sales-type leases	-	148,150	148,150
Operating expenses	37,699	86,501	48,802
Income from operations	149,479	61,649	(87,830)
Income before income taxes	149,538	270,617	121,079
Net income	$102,924	$219,181	$116,257

Comprehensive income	$367,463	$259,279	$(108,184)

Net income per common share — basic and diluted	$0.01	$0.01	$-

	As Originally Reported	As Restated	Net Adjustment
At June 30, 2007

Total current assets	$4,169,752	$2,179,934	$(1,989,818)

Investment in direct financing leases, net	3,595,648	-	(3,595,648)
Investment in sales-type leases, net	-	3,760,351	3,760,351
Total assets	9,134,302	5,944,087	(3,190,215)

Total liabilities	4,984,045	5,016,908	32,863

Accumulated deficit	(2,237,254)	(4,743,632)	(2,506,378)
Total stockholders’ equity	$4,150,257	$927,179	$(3,223,078)

	As Originally Reported	As Restated	Net Adjustment

Net cash provided by (used in) operating activities	$3,362,220	$4,178,452	$816,232

Net cash provided by (used in) investing activities	(4,138,798)	(4,475,102)	(336,304)

Net cash provided by (used in) financing activities	-	36,137	36,137

Net increase (decrease) in cash and cash equivalents	$(776,578)	$(260,513)	$516,065

13. SUBSEQUENT EVENTS

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

On February 1, 2007, the Company's  subsidiary,  TCH, entered into a TRT Project Joint-Operation  Agreement  ("Joint-Operation  Agreement")  with Xi'an  Yingfeng Science and Technology  Co., Ltd.  ("Yingfeng").  Yingfeng is a Chinese  company that is  located in Xi'an,  Shaanxi  Province,  China,  and is  engaging  in the business of designing,  selling, installing, and operating TRT systems and other energy renewable products.

Under the Joint-Operation  Agreement, TCH and Yingfeng will jointly pursue a top gas recovery turbine project ("Project") which is to design, construct,  install and operate a TRT system in Xingtai Iron and Steel  Company,  Ltd.  ("Xingtai"). This project was originally  initiated by a Contract to Design and Construct TRT System  ("Project  Contract")  entered by Yingfeng and Xingtai on September  26, 2006. TCH provides  various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, TCH becomes entitled to all the rights,  titles,  benefits and interests that  Yingfeng  originally  had under the Project  Contract,  including  but not limited to the cash payment made by Xingtai on regular basis and other  property rights and  interests.  TCH also entered  sales-type leasing with Xingtai. Under the sales-type leasing, TCH provides various forms of investments and properties into the Project  including  cash,  hardware,  software,  equipments, major  components and devices to complete a TCH system and leases the TRT system to Xingtai with monthly rental payment of approximately $117,000 (equivalent to RMB 900,000) for a lease term of five years.  At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

On March 8, 2007, the name of the Company was changed to "China Recycling Energy Corporation" and engages in energy recycling business,  providing energy saving and recycling  products and  services.  Consequently,  the  businesses of mobile phone   distribution  and  provision  of  pager  and  mobile  phone  value-added information services were discontinued.

Since May 10, 2007, the Company changed its main business operations to energy saving and recycling systems and services. The new business  operations include developing and constructing  recovered energy power systems such as  TRT (Blast-Furnace  Top Pressure  Recovery  Turbine Unit),  CHPG (Power generation by recovering  cement residual heat without  additional fuel), GTPG(Gas turbine power  generation) and  CGGE(Comprehensive  utilization of coal gangue  generating   electricity); selling   the  electricity  generated  by  the recovered energy power systems to steel plants and other customers; constructing power  plants on a turnkey - EPC  (Engineering,  Procurement  and  Construction) basis  for  developers,  industrial  users  and  public  facilities;  developing flexible,  custom-tailored ECO-Energy solutions that enable customers to quickly and easily improve energy efficiency and educe fossil fuel consumption and Green House Gases emission.  In  connection  with the change of  business  operations,  the  Company has established  a  technical  team  that is  composed  of  recognized  experts  and technicians specialized in the development and construction of energy saving and recycling systems.

Discussion and Analysis of Operating Results

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Discontinued Operation

Since January 2007, the Company has gradually phased out and  substantially scaled  down most of its  business  of mobile  phone  distribution,  advertising services  and  provision  of pager  and  mobile  phone  value-added  information services. On May 10, 2007, the Company completely discontinued  these  businesses.  Accordingly,  the results of the discontinued operations have been segregated from continuing  operations in the consolidated  statements of operations  for the six-month  periods ended June 30, 2007 and 2006.

Revenues

Revenues  for the  six  month  ended  June  30,  2007  were  $4,781,163,  which represented the sale of the TRT system  to Xingtai under the sales-type leases.

Cost of Revenues

Total  cost of  revenue  for the six  months  ended  June 30,  2007  consisted primarily of the cost of the TRT system that was sold to Xingtai through sales-type leases.  Total cost of revenue for the six months ended June 30, 2007 was $3,677,818.

Gross profit

Our gross profit for the six months ended June 30, 2007 was $1,103,345, mainly from the operation  in the  business  of selling of energy  saving and  recycling systems.

Interest income in sales-type leases

Interest income in sales-type leases was the interest from the sales-type leases of TRT system to Xingtai.  Total lease payment is $6,569,430 with lease term of 5 years, of which, $1,696,437 is total interest income from this sale-type lease.  During the six months ended June 30, 2007, we earned $198,386 for the interest income in this sales-type lease.

General and administrative expenses

General and  administrative  expenses  for the six months ended June 30, 2007 increased by $187,276 to $343,543  compared to $156,267 for the same period of the prior year,  representing a 120%  increase.  The increase was mainly due to the write-off of bad debt from receivable from 'Sifang information' of $73,000, and increased in consulting expenses during six months ended June 30, 2007.

Income from operations of discontinued components

Since January 2007, the Company has gradually phased out and  substantially scaled down most of its business of mobile phone  distribution  and provision of pager and mobile  phone value-added  information  services.  On May 10, 2007,  the Company completely  discontinued  these businesses.  Accordingly,  the results of the discontinued  operations have been segregated from  continuing  operations in the statements of operations and cash flows for the six-month  periods ended June 30, 2007 and 2006. The  discontinued operations  incurred an income of $23,105 and $204,199 for the six month periods ended June 30, 2007 and 2006,  respectively.

Liquidity and Capital Resources

During  the six  months  ended  June 30, 2007, our net cash provided by operating activity was $ 4,178,452 compared to net cash of  39,747  used  during the same period in 2006,  which represented a net increase in cash of $4,218,199.  This increase was mainly due to increase in net income, accounts payable and other payables and decrease in advance to suppliers.

Net cash used in  investing  activities  was $4,475,102 during the six months ended June 30,  2007  compared  to net cash flows  used in  investing  activities  of $2,494,699 during the same period of the prior year,  an increase of $1,980,403.  This increase was mainly due to increase in receivable from sales-type leases.

Net cash provided by financing  activities  for the six months ended June 30, 2007 was $36,137 and $0 for the same period of 2006.  This  increase in cash  attributed to advance from shareholder during the six months ended June 30, 2007.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of June 30, 2007, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of June 30, 2007, management determined that our internal control over financial reporting was subject to the following material weaknesses:

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

The Company’s management has identified the steps necessary to address the material weaknesses existing as of  June 30, 2007 described above, as follows:

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

On June 21, 2007, two of Company’s major shareholders, Guohua Ku and Hanqiao Zheng executed and consummated a share exchange agreement with a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”). Guohua Ku and Hanqiao Zheng sold 289,427 and 2,406,365 shares of CREG’s common stocks (“CREG shares”) they owned, respectively, to the purchasers for a total of 8,087,376 shares of Yingfeng’s common stocks (“Yingfeng Shares”), at the exchange rate of one CREG share for three Yingfeng shares. The share exchange agreement was initially negotiated and signed by Guohua Ku, Hanqiao Zheng and the representative of the purchasers on February 22, 2007. On June 21, 2007, the agreement was executed and consummated when all Purchasers and Sellers received the physical stock certificates of CREG shares and Yingfeng Shares delivered by the other party, pursuant to the Execution and Closing Clause of the share exchange agreement. As the result of this share exchange transaction, the purchasers, who are 472 individual shareholders of Yingfeng, acquired in total 2,695,792 shares of CREG’s common stocks. None of the purchasers acquired more than 1% of the total issued and outstanding common stocks of CREG in this transaction. Guohua Ku and Hanqiao Zheng own 8,784,273 and 0 shares of CREG’s common stocks, respectively, upon the consummation of this transaction.  None of the purchasers in this share exchange transaction is a U.S Person, as such term is defined in Rule 902(k) of Regulation S, or located within the United States. This transaction is between non-U.S. Persons and takes place outside of the United States. Therefore, this transaction is exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration pursuant to Regulation S of the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

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

Date: May 16, 2008

/s/   Hanqiao Zheng
----------------------------------
Hanqiao Zheng
President and Chairman

Date: May 16, 2008

/s/   Guangyu Wu
----------------------------------
Guangyu Wu
Chief Executive Officer

Date: May 16, 2008

 /s/   Mingda Rong
----------------------------------
Mingda Rong
Chief Financial Officer