Form 10QSB/A
period 2007-09-30
CHINA RECYCLING ENERGY CORP
filed 2008-05-19
CIK 721693

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
(RESTATED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$6,381
Investment in sales type leases, net	813,857
Interest receivable	699

Total current assets	820,937

INVESTMENT IN SALES TYPE LEASES, NET	7,967,092

TOTAL ASSETS	$8,788,029

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,242,452
Unearned revenue	26,692
Tax payable	467,436
Accrued liabilities and other payables	2,731,052
Advance from shareholder	49,100

Total current liabilities	6,516,732

CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,147,268 shares issued and outstanding	17,148
Additional paid in capital	4,229,845
Statutory reserve	800,809
Accumulated other comprehensive income	817,582
Accumulated deficit	(3,594,087)

Total stockholders' equity	2,271,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,788,029

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(RESTATED)		(RESTATED)

Net sales	$9,075,999	$-	$4,294,836	$-

Cost of sales	(6,981,537)	-	(3,303,719)	-

Gross profit	2,094,462	-	991,117	-

Interest income in sales-type leases	473,075	-	274,689	-

Total operating income	2,567,537	-	1,265,806	-

Operating expenses
General and administrative expenses	(358,726)	(189,147)	(15,183)	(32,880)

Total operating expenses	(358,726)	(189,147)	(15,183)	(32,880)

Income (loss) from operations	2,208,811	(189,147)	1,250,623	(32,880)

Non-operating income (expenses)

Other income	210,367	-	1,458	-

Interest (expense) income	80	152	(24)	32

Financial expense	(101)	-	(6)	-

Total non-operating (income) expenses	210,346	152	1,428	32

Income (loss) before income tax	2,419,157	(188,995)	1,252,051	(32,848)

Income tax expense	(399,049)	-	(187,456)	-

Net income (loss) from continuing operations	2,020,108	(188,995)	1,064,595	(32,848)

Income from operations of discontinued component	28,457	85,782	5,352	(111,971)

Net income (loss)	2,048,565	(103,213)	1,069,947	(144,819)

Other comprehensive item
Foreign currency translation	(220,092)	121,853	83,802	71,055

Comprehensive Income (loss)	$1,828,473	18,640	$1,153,749	$(73,764)

Basic and diluted weighted average shares outstanding	17,147,268	17,147,268	17,147,268	17,147,268

Basic and diluted net earnings per share	0.12	(0.01)	0.06	(0.00)

See accompanying notes to condensed consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
(FORMERLY CHINA DIGITAL WIRELESS INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Currency expressed in United States Dollars ("US$"))
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	(RESTATED)
Net income (loss)	$2,048,565	$(103,213)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	144,359
Bad debt expense	-	(42,555)
Loss (gain) on disposal of property and equipment	-	476
Deferred tax asset	-	9,656
(Increase) decrease in current assets:
Accounts receivable	5,842	843,818
Advances to suppliers	770,004	(47,170)
Inventory	-	44,080
Due from related parties	-	(50,531)
Increase (decrease) in current liabilities:
Accounts payable	3,170,725	(843,977)
Unearned revenue	(7,831)	(12,632)
Advance from customers	(144,529)	(6,399)
Tax payable	466,268	(229,410)
Accrued liabilities and other payables	1,974,834	(14,581)
Due to related parties	-	184,550

Net cash provided by (used in) operating activities	8,283,878	(123,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales-type leases	(8,586,703)	-
Proceeds on disposal of property and equipment	-	955
Loan to related parties	-	(2,266,997)

Net cash used in investing activities	(8,586,703)	(2,266,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	48,015	-

Net cash provided by financing activities	48,015	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	9,066	101,072

NET DECREASE IN CASH & CASH EQUIVALENTS	(254,810)	(2,389,571)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	252,125	3,578,367

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,381	$1,289,868

Supplemental Cash flow data:
Income tax paid	$35,281	$159,190
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

1. ORGANIZATION AND DISCRIPTION OF BUSINESS

China Recycling Energy Corporation (the "Company" or "CREG") (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. The Company, through its subsidiary, Data Technology Co., Ltd. ("TCH"), sells and leases energy saving systems. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to "China Recycling Energy Corporation". On September 21, 2007, the Company's subsidiary, TCH changed its name to "Shanghai TCH Energy Technology Co., Ltd.".

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

On February 1, 2007, the Company's subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements ("Joint-Operation Agreement") with Xi'an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a joint stock company registered in Xi'an, Shaanxi Province, people's republic of China (the "PRC"), and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. In October 2007, the Company terminated the joint operation agreement with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

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

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's audited financial statements. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements.

Basis of consolidation
The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, and TCH. Substantially all of the Company's revenues are derived from the operations of TCH, which represents substantially all of the Company's consolidated assets and liabilities as of September 30, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk
Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of September 30, 2007, the Company recorded no allowance for doubtful accounts.

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

Sales-type leasing and related revenue recognition
The Company leases TRT systems to Xingtai and Zhangzhi. The Company will transfer all benefits, risks and ownership of the TRT systems to Xingtai and Zhangzhi at the end of each lease term. The Company's investment in the projects is recorded as Sales-type leases in accordance with SFAS No. 13, "Accounting for Leases" and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type lease consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively. The components of the net investment in sales-type leases as of September 30, 2007 are as follow:

Total future minimum lease payments receivables	$26,854,574
Less: unearned .interest income	(18,073,625)
Net investment in sales - type leases	8,780,949

Current portion	813,857
Noncurrent portion	7,967,092

As of September 30, 2007, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

For the years ended September 30,
2008	2,978,059
2009	2,978,059
2010	2,978,059
2011	2,978,059
2012	14,942,338

$26,854,574

4. TAX PAYABLE

Tax payable consisted of the following at September 30, 2007:

Business tax payable	$54,188
Income tax payable	413,211
Other tax payable	37

$467,436

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2007:

Other payables	$2,463,842
Employee welfare payable	222,867
Accrued expenses	44,343

$2,731,052

Other payable mainly consisted of employee training and social insurance payable, short term advances from third parties and payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yinfeng for $1,996,374.

6. ADVANCE FROM SHAREHOLDER

Advance from shareholder represented the balances due to a shareholder for $49,100 which is interest free and repayable in the next twelve months.

7. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarter of 2007, the Company did not engage in any substantial transaction or activity in connection with these businesses. On May 10, 2007, the Company completely ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations incurred an income of $28,457 and $85,782 for nine months ended September 30, 2007 and 2006, respectively. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

8. STATUTORY RESERVES

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

Common Welfare Fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for nine months ended September 30, 2007 and 2006.

This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

9. CONTINGENCIES

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

10. RESTATEMENT

The financial statements for the six months ended June 30, 2007 have been restated to reflect the correction of error for the sales-type leases which were originally accounted for as direct financing leases ; and the write-off of accounts receivable of $3,446,275 in the fourth quarter of 2006 as the Company determined that it had insufficient basis to leave it as an asset.

The following table presents the effects of the restatement adjustment on the accompanying consolidated financial statements as of September 30, 2007 and for the nine and three months ended September 30, 2007:

Nine months ended September 30, 2007	As Originally		Net
	Reported	As Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income
Sales	$810,803	$9,075,999	$8,265,196
Cost of sales	58,076	6,981,537	6,923,461
Interest income in sales-type leases	-	473,075	473,075
Operating expenses	106,191	358,726	252,535
Income from operations	646,536	2,208,811	1,562,275
Income before income taxes	646,643	2,419,157	1,772,514
Net income	$590,798	$2,048,565	$1,457,767

Comprehensive income	$1,349,034	$1,828,473	$479,439

Net income per common share — basic and diluted	$0.03	$0.12	$0.09

Three months ended September 30, 2007	As Originally		Net
	Reported	As Restated	Adjustment
Consolidated Statement of Income and Comprehensive Income
Sales	$413,526	$4,294,836	$3,881,310
Cost of sales	25,923	3,303,719	3,277,796
Interest income in sales-type leases	-	274,689	274,689
Operating expenses	29,720	15,183	(14,537)
Income from operations	357,883	1,250,623	892,740
Income before income taxes	357,886	1,252,051	894,165
Net income	$315,356	$1,069,947	$754,591

Comprehensive income	$545,414	$1,153,749	$608,335

Net income per common share — basic and diluted	$0.02	$0.06	$0.04

	As Originally	As Restated	Net
	Reported		Adjustment

At September 30, 2007
Total current assets	$4,021,624	$820,937	$(3,200,687)
Investment in direct financing leases, net	4,960,395		(4,960,395)
Investment in sales-type leases, net	-	7,967,092	7,967,092
Total assets	8,982,019	8,788,029	(193,990)

	As Originally	As Restated	Net
	Reported		Adjustment

At September 30, 2007
Total liabilities	4,286,348	6,516,732	2,230,384
Accumulated deficit	(1,921,898)	(3,594,087)	(1,672,689)
Total stockholders' equity	$4,695,671	$2,271,297	$(2,424,374)

	As Originally	As Restated	Net
	Reported		Adjustment

Net cash provided by (used in) operating activities	$567,026	$8,283,878	$7,716,852

Net cash provided by (used in) investing activities	(1,723,999)	(8,586,703)	(6,862,704)

Net cash provided by (used in) financing activities	906,144	48,015	(858,129)

Net increase (decrease) in cash and cash equivalents	$(250,829)	$(254,810)	$(3,981)

11. SUBSEQUENT EVENTS

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

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the "Agreement B") with Mr. Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share. As a result of the Agreement A and the Agreement B, Mr. Zheng acquired a total of 11,146,080 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share and these shares were fully issued on November 14, 2007. As of 19 November 2007, Mr. Zheng owned approximately 68% of the issued and outstanding shares of the Company's common stock.

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

On February 1, 2007, the Company's subsidiary, TCH, entered into two TRT Projects Joint-Operation Agreement ("Joint-Operation Agreement") with Xi'an Yingfeng Science and Technology Co., Ltd. ("Yingfeng"). Yingfeng is a Chinese company that is located in Xi'an, Shaanxi Province, China, and is engaging in the business of designing, selling, installing, and operating TRT systems and other energy renewable products.

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

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operated a top gas recovery turbine project ("TRT Project") which designed, constructed, installed and operated a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). TCH provides various forms of investments and properties into the TRT Project including cash, hardware, software, equipments, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint operation agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and receive a monthly rental payment of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

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

Discussion and Analysis of Operating Results

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Discontinued Operation

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution, advertising services and provision of pager and mobile phone value-added information services. On May 10, 2007, the Company completely discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the consolidated statements of operations for the nine-months periods ended September 30, 2007 and 2006.

Revenues

Revenues for the nine months ended September 30, 2007 were $9,075,999, which represented the sale of the TRT system to Xingtai and Changzhi under the sales-type leases.

Cost of Revenues

Total cost of revenue for the nine months ended September 30, 2007 consisted primarily of the cost of the TRT system that was sold to Xingtai and Changzhi through sales-type leases. Total cost of revenue for the nine months ended September 30, 2007 was $6,981,537.

Gross profit

Our gross profit for the nine months ended September 30, 2007 was $2,094,462, mainly from the operation in the business of selling of energy saving and recycling systems.

Interest income in sales-type leases

Interest income in sales-type leases was the interest from the sales-type leases of TRT system to Xingtai and Changzhi. Total lease payment for Xingtai is $6,569,430 with lease term of 5 years, of which, $1,696,437 is total interest income from this sales-type lease. Total lease payment for Changzhi is $21,164,776, of which, $16,833,977 is total interest income from this sales-type lease. During the nine months ended September 30, 2007, we earned $473,075 for the interest income in sales-type leases.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2007 increased by $169,579 to $358,726 compared to $189,147 for the same period of the prior year, representing a 90% increase. The increase was mainly due to the write-off of bad debt from receivable from 'Sifang information' of $73,000, and increased in consulting expenses during the nine months ended September 30, 2007.

Income from operations of discontinued components

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. On May 10, 2007, the Company completely discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations in the statements of operations and cash flows for the nine-month periods ended September 30, 2007 and 2006. The discontinued operations incurred an income of $28,457 and $85,782 for the nine month periods ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our net cash provided by operating activity was $ 8,283,878 compared to net cash of 123,529 used during the same period in 2006, which represented a net increase in cash of $8,407,407. This increase was mainly due to increase in net income, accounts payable and other payables and decrease in advance to suppliers.

Net cash used in investing activities was $8,586,703 during the nine months ended September 30, 2007 compared to net cash flows used in investing activities of $2,266,042 during the same period of the prior year, an increase of $6,320,661. This increase was mainly due to increase in receivables from sales-type leases to Xingtai and Changzhi.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $48,015and $0 for the same period of 2006. This increase in cash attributed to advance from shareholder during the nine months ended September 30, 2007.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitment of other entities or entered into any options or nonfinancial assets.

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

ITEM 3. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of September 30, 2007, our internal control over financial reporting was not effective because of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the Company's internal control over financial reporting as of September 30, 2007, management determined that our internal control over financial reporting was subject to the following material weaknesses:

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

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters - Our books are maintained at our executive offices in the City of Xi'an, then translated into English and adjusted to reflect U.S accounting principles by outside financial consultant. The lack of personnel in our Xi'an office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

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

The Company's management has identified the steps necessary to address the material weaknesses existing as of September 30, 2007 described above, as follows:

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

5.     Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors; and

6.     Evaluating the internal audit function in relation to the Company's financial resources and requirements.

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

As a result of the Agreement A and the Agreement B, Mr. Zheng acquired a total of 11,146,080 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share and these shares were fully issued on November 14, 2007. As of 19 November 2007, Mr. Zheng owned approximately 68% of the issued and outstanding shares of the Company's common stock.

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

China Recycling Energy Corporation (Registrant)

Date: May 16, 2008

/s/ Hanqiao Zheng
Hanqiao Zheng
President and Chairman

Date: May 16, 2008

/s/ Guangyu Wu
Guangyu Wu
Chief Executive Officer

Date: May 16, 2008

/s/ Mingda Rong
Mingda Rong
Chief Financial Officer