Form 10KSB/A
period 2006-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-06-13
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-4

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

EXPLANATORY NOTE

On March 06, 2008, March 06, 2008 and March 17, 2008, China Recycling Energy Corporation (formerly known as China Digital Wireless, Inc.) (either the "Company," "we" or "our") filed the Amendment No.1, Amendment No.2 and Amendment No.3, respectively, to restate the financial statements contained on the previously filed Form 10KSB for the year ended December 31, 2006 to reflect the correction of error on the impairment on deposit for business acquisition and property and equipment of approximately $7.1 million to the consolidated statement of operations.

This Amendment No. 4 on Form 10-KSB/A ("Amendment No.4 ") is being filed to amend the above-described Amendment No.1, Amendment No.2 and Amendment No.3 to revise and correct the following items and disclosures:

To revise our disclosures in Item 8A to describe the effect of the restatement made in Amendment No.1, Amendment No.2 and Amendment No.3 on our officers' conclusions regarding the effectiveness of the Company's disclosure controls and procedures.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our President, Chief Financial Officer, and Chief Executive Officer as Exhibits 31.1, 31.2, 31.3and 32.1, 32.2 and 32.3. The remaining Items contained within this Amendment No. 4 consist of all other Items originally contained in our Amendment No.3 to Form 10-KSB for the year ended December 31, 2006 filed on March 17, 2008. This Amendment No. 4 does not reflect events occurring after the filing of the Original Form 10-KSB for Year 2006 which is filed on April 17, 2007 or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

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

  Global System for Mobile Communications, or GSM - initially developed in order to facilitate unification and integration of telecommunications within the European Union has become widespread throughout most Asian countries. GSM technology breaks audio signals into sequential pieces of data of a defined length, places each piece into an information conduit at specific intervals and then reconstructs the pieces at the end of the conduit. A key component of the GSM system is the SIM card. Data stored on the card identifies the subscriber to the mobile network as well as the service authorized for that subscriber. Since the identity of the subscriber is held on the card, any mobile phone can be used in conjunction with the SIM card.

  Code Division Multiple Access, or CDMA - a digital technology standard which has been used in commercial operation by several operators in certain countries such as the United States and Korea. Unlike GSM, CDMA technology is a continuous transmission technology which uses a coding system to mix discrete audio signals together during transmission and then separates those signals at the end of transmission.

Prior to the commercial rollout of third generation, or 3G, networks, 2.5G technology standards have been developed for both the GSM and CDMA technologies to offer higher data transmission speeds, enabling the use of more data intensive products. Current 2.5G wireless technologies include:

  General Packet-Switched Radio Service, or GPRS - offers faster data transmission with speeds ranging from 56 kilobits per second, or Kbps, to 114 Kbps via a GSM network. GPRS supports a wide range of bandwidths and is particularly suited for sending and receiving small bursts of data, such as e-mail and Web browsing, as well as large volumes of data. GPRS also makes it possible for users to make telephone calls and transmit data simultaneously.

  CDMA 1x RTT - an advanced CDMA-based technology which allows transmission of data at speeds of up to 144 Kbps, compared to a maximum of 64 Kbps for second generation CDMA networks.

3G represents several technology standards developed by The International Telecommunications Union. Third generation technology has been developed for both the GSM standard and CDMA standard.

Wireless value-added services can be offered through all of these technology standards and most commonly include:

  Short Messaging Services, or SMS - a service that enables a user to send and receive text messages comprised of words or numbers or an alphanumeric combination. SMS was created when it was incorporated into the GSM standard.

  Wireless Application Protocol, or WAP - a software protocol standard that defines a standardized means of transmitting Internet-based content and data to handheld devices such as mobile phones and pagers with secure access to e-mail and text-based Web pages. WAP supports most wireless networks including GSM and CDMA.

  Multimedia Messaging Services, or MMS - a method of transmitting graphics, video clips, sound files and short text messages over wireless networks using the WAP protocol. MMS, however, is not the same as e-mail in that MMS is based on the concept of multimedia messaging. An MMS message is coded so that the images, sounds and text are displayed in a predetermined order as one singular message. Furthermore, MMS does not support attachments as e-mail does.

  JAVA - a general programming environment that creates applications for the Internet or any other distributed networks. JAVA applications are intended to be independent of the hardware platform.

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

The following table summarizes certain information related to the various components of revenue.

	Advertising	Sales of	Mobile	Beep
	service	mobile	phone	pagers
2006	revenue	phones	service	service	Corporate	Total

Revenue, net	$334,844	$762,800	$1,430,252	$361,540	$-	$2,889,436
Cost of revenue	110,876	963,500	1,043,204	188,822	-	2,306,402
Gross profit	223,968	(200,700)	387,048	172,718	-	583,034
Gross Profit Ratio
Depreciation	-	-	110,924	-	78,442	189,366
Interest expense	-	-	-	-	-	-
Net income (loss)	224,745	(509,518)	102,293	(45,895)	(10,349,043)	(10,577,418)
Total assets	-	-	-		(4,464,612)	4,464,612
Expenditure for long-lived assets	-	-	-	-	-	-

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements-An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that evaluation, our management concluded that as of December 31, 2006, our internal control over financial reporting was not effective because of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the Company’s internal control over financial reporting as of December 31, 2006, management determined that our internal control over financial reporting was subject to the following material weaknesses:

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

Lack of Internal Audit System - The company lacked of internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company. The Company’s management has identified the steps necessary to address the material weaknesses existing in 2006 described above, as follows:

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

ITEM 13. EXHIBITS

Exhibit Number Description

3.1	Articles of Incorporation of the Registrant. (1)

3.2	Second Amended and Restated Bylaws of the Registrant. (2)

4.1	Common Stock Specimen. (4)

*

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd. dated effective as of June 23, 2004. (2)

10.2	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.3	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.4	Information Service and Cooperation Agreement by and among Shanghai Sifang Information Technology Co. Ltd., Shanghai Chengao Industrial Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.5	Information Service and Cooperation Agreement by and among Shanghai Tianci Industrial (Group), Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of June 1, 2004. (3)

10.6	Business and Related Assets Transfer Agreement between Shanghai Sifang Information Technology Co. Ltd. and Shanghai TCH Data Technology Co. Ltd. dated as of May 26, 2004. (3)

10.7	Stock Purchase Agreement by and between Halter Financial Group, Inc. and Boulder Acquisitions, Inc. dated as of June 23, 2004. (2)

10.8	Stock Purchase Agreement by and between Chinamerica Fund, LP and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.9	Stock Purchase Agreement by and between Chinamerica Acquisition, LLC and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.10	Stock Purchase Agreement by and between Gary Evans and Boulder Acquisitions, Inc. dated as of June 28, 2004. (2)

10.11	Selling Stockholders Agreement by and among Boulder Acquisitions, Inc. and the Selling Stockholders listed on Schedule A thereto dated as of June 28, 2004. (5)

10.12	English Summary of the Equity Transfer Termsheet for Shanghai Kena Energy Saving Electric Co., Ltd. by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, and Ms. Zheng Chang dated as of December 29, 2005. (6)

10.13	English Summary of the Agreement relating to the assignment of debt under the Equity Transfer Agreement by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao, Mr. Tai Yi, Ms. Zheng Chang and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005. (6)

10.14	English Summary of an Agreement relating to transfer of patent ownership by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.15	English Summary of an Agreement relating to transfer of right to make patent application by and between Shanghai TCH Data Technology Co. Ltd. and Mr. Zhang Naiyao dated as of December 29, 2005. (6)

10.16	English Summary of an Agreement in relation to assignment of debt under the Agreements for the transfer of patent rights by and among Shanghai TCH Data Technology Co. Ltd., Mr. Zhang Naiyao and Shanghai Sifang Information Technology Co. Ltd. dated as of December 29, 2005 (as amended by the parties on February 10, 2006). (6)

10.17	Share Purchase Agreement Dated on January 24, 2007 between individual purchasers and shareholders of China Digital Wireless, Inc. (7)

10.18	TRT Joint Operation Agreement between Shanghai TCH Data Technology Co. Ltd. and Xi'an Yingfeng Science and Technology Co.Ltd. dated February 1, 2007.(8)

14	Code of Ethics.

21.1	Subsidiaries of the Registrant. (4)

31.1	President and Chairman of the Board Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	President and Chairman of the Board Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001, which was filed with the Commission on January 28, 2002, and which is incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 8, 2004, and which is incorporated herein by reference.
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

Date: June 12, 2008

By	/s/Guangyu Wu
Guangyu Wu
Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2008

By	/sMingda Rong
Mingda Romg
Chief Financial Officer
(Principal Executive Officer)

Date: June 12, 2008

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

  Impairment of Long-life Assets In accordance with SFAS No. 144, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviewed long-lived assets to determine their carrying values for impairment test and recognized an impairment charge of $7,114,047 relating to deposit for business acquisition and property and equipment for the year ended December 31, 2006.

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