Form 10KSB/A
period 2007-12-31
CHINA RECYCLING ENERGY CORP
filed 2008-06-24
CIK 721693

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits

Item 14.  Principal Accountant Fees and Services

Consolidated Financial Statements

EXPLANATORY NOTE

On April 15, 2008, China Recycling Energy Corporation (formerly known as China Digital Wireless, Inc.) (either the "Company," "we" or "our") filed the Form 10KSB for the year ended December 31, 2007. This Amendment No.1 on Form 10-KSB/A ("Amendment No.1 ") is being filed to amend the above-described Form 10-KSB for the year ended December 31, 2007 to revise and correct the following items and disclosures:

1)

Our predecessor auditor’s reference to the incorrect footnote in its reissued report.

2)

The modification that our predecessor auditor should have make in its reissued report related to the adjustment made to the prior-period financial statements.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our President, Chief Financial Officer, and Chief Executive Officer as Exhibits 31.1, 31.2, 31.3and 32.1, 32.2 and 32.3. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB for year 2007 or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

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

23.1 Consent of Independent Registered Public Accounting Firm.

31.1 President and Chairman of the Board Certification furnished pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification furnished pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Chief Executive Officer Certification furnished pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 President and Chairman of the Board furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: June 20, 2008

By

/s/Guangyu Wu
Guangyu Wu
Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2008

By

/sMingda Rong
Mingda Romg
Chief Financial Officer
(Principal Executive Officer)

Date: June 20, 2008

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

For The Years Ended December 31, 2007 and 2006 (Restated)

(With Reports of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Digital Wireless, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 18(b), the accompanying consolidated balance sheet of China Digital Wireless, Inc. and Subsidiaries ("the Company") as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006 (the 2006 financial statements before the effects of the adjustments discussed in Note 18(b) are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the error described in Note 18(b), the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 18(a), the Company's consolidated financial statements as of December 31, 2006 and for the year then ended have been restated.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 18 (b) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Goldman Park Kurland Mohidin.

Zhong Yi (Hong Kong) C.P.A. Company Limited Certified Public Accountants

Hong Kong, China
April 12, 2007 (March 5, 2008 as to the effects of the restatement discussed in Note 18(a))

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