Form 10-Q
period 2008-06-30
CHINA RECYCLING ENERGY CORP
filed 2008-08-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-120431

China Recycling Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	90-0093373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 909, Tower B Chang An International Building No. 88 Nan Guan Zheng Jie Xi An City, Shan Xi Province China 710068
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (011) 86-29-8769-1097

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of June 30, 2008 was 36,425,094.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	AS OF JUNE 30, 2008	AS OF DECEMBER 31, 2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$7,001,594	$1,634,340
Accounts receivable	867,473	-
Investment in sales type leases, net	1,247,448	1,081,981
Interest receivable	-	144,262
Prepaid equipment rent	9,479,730	-
Other receivables	57,828	32,902
Inventory	10,497,157	9,870,315

Total current assets	29,151,230	12,763,800

NON-CURRENT ASSETS
Investment in sales type leases, net	7,918,642	7,933,780
Advance for equipment	2,624,930	2,467,579
Property and equipment, net	83,133	-
Construction in progress	5,613,063	-
Intangible assets, net	-	6,169

Total non-current assets	16,239,768	10,407,528

TOTAL ASSETS	$45,390,998	$23,171,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,963,837	$2,298,201
Tax payable	855,615	534,522
Accrued liabilities and other payables	3,521,508	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	315,068

Total current liabilities	16,340,960	5,785,025

ACCRUED INTEREST ON CONVERTIBLE NOTES	42,466	63,014

CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST	16,095	15,080

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of June 30, 2008 and December 31, 2007,respectively	36,425	25,015
Additional paid in capital	30,251,407	19,070,908
Statutory reserve	926,328	832,467
Accumulated other comprehensive income	2,828,735	1,718,260
Accumulated deficit	(5,051,418)	(4,338,441)

Total stockholders' equity	28,991,477	17,308,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,390,998	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
Revenue
Sales of products	$-	$4,781,163	$-	$-
Rental income	2,616,416	-	2,616,416	-

Totalrevenue	2,616,416	4,781,163	2,616,416	-

Cost of sales
Cost of products	-	3,677,818	-	-
Rental expense	1,832,609	-	1,832,609	-

Total cost of sales	1,832,609	3,677,818	1,832,609	-

Grossprofit	783,807	1,103,345	783,807	-

Interest income on sales-type leases	1,139,727	198,386	574,775	148,150

Total operating income	1,923,534	1,301,731	1,358,582	148,150

Operating expenses
General and administrative expenses	1,503,779	343,543	855,169	86,501

Total operating expenses	1,503,779	343,543	855,169	86,501

Income from operations	419,755	958,188	503,413	61,649

Non-operating income (expenses)
Investment income	1,604	-	1,604	-
Interestincome	14,846	104	758,124	59
Interest expense	(1,191,781)	-	(1,191,781)	-
Other income	-	208,909	(1,581)	208,909
Financial expense	(1,001)	(95)	(579)	-
Exchange loss	(80,445)	-	(69,256)	-

Total non-operating income (expenses)	(1,256,777)	208,918	(503,469)	208,968

Income (loss) before income tax	(837,022)	1,167,106	(56)	270,617

Incometax expense	368,498	211,593	317,551	51,436

Net income (loss) from continuing operations	(1,25,520)	955,513	(317,607)	219,181

Income from operations of discontinued component	-	23,105	-	-

Less: minority interest	56	-	29	-

Net income (loss)	(1,205,576)	978,618	(317,636)	219,181

Other comprehensive item
Foreign currency translation	1,110,475	(303,894)	1,035,750	40,098

Comprehensive Income (loss)	$(95,101)	$674,724	$718,114	$259,279

Basic weighted average shares outstanding	27,718,959	17,147,268	30,422,829	17,147,268
Diluted weighted average shares outstanding	32,639,681	17,147,268	34,602,018	17,147,268

Basic net earnings (loss) per share	$(0.04)	$0.06	$(0.01)	$0.01
Diluted net earnings (loss) per share	$(0.04)	$0.06	$(0.01)	$0.01

Basic and diluted loss per share are the same because common stock equivalents are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,205,576)	$978,618
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,000	-
Amortization of discount related to conversion feature of convertible note	1,212,329	-
Stock option compensation expense	632,444	-
Accrued interest on convertible notes	(20,548)	-
Minority interest	56	-
(Increase) decrease in current assets:
Account receivable	(843,015)	6,361
Gross investment on sales type leases	559,436	-
Advances to suppliers	-	688,311
Prepaid equipment rent	(9,213,073)
Other receivables	(22,193)	-
Inventory	-	(1,309,002)
Increase (decrease) in current liabilities:
Accounts payable	4,392,250	2,278,701
Unearned revenue	-	(7,776)
Advance from customers	-	(143,527)
Tax payable	267,704	254,109
Accrued liabilities and other payables	1,041,821	1,432,657

Net cash (used in) provided by operating activities	(3,193,365)	4,178,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales-type leases	-	(4,471,351)
Acquisition of property & equipment	(85,789)	(3,751)
Construction in progress	(5,613,063)	-

Net cash used in investing activities	(5,698,852)	(4,475,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Convertible notes	5,000,000	-
Repayment to management	(73,906)	-
Advance from shareholder	-	36,137

Net cash provided by financing activities	13,958,352	36,137

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	301,119	11,981

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,367,254	(248,532)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634,340	252,125

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,001,594	$3,593

Supplemental Cash flow data:
Income tax paid	$105,433	$35,281
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Data Technology Co., Ltd (“TCH”), sells and leases energy saving equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection to these businesses. On May 10, 2007, the Company ceased and discontinued the businesses related to mobile phones and pages. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

On February 1, 2007, the Company’s subsidiary, TCH, entered into two TRT Project Joint-Operation Agreements (“Joint-Operation Agreement”) with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, Peoples Republic of China (the “PRC”), and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. In October 2007, the Company terminated the joint operation agreement with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operated a top gas recovery turbine project (“TRT Project”) which designed, constructed, installed and operated a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. (“Zhangzhi”). The total investment costs contributed by TCH were approximately $1,426,000 (equivalent to Renminbi (“RMB”) 10,690,000). TCH provided various forms of investments and properties into the TRT Project including cash, hardware, software, equipment, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and receives monthly rental payments of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operated a TRT Project which designed, constructed, installed and operated a TRT system and lease to Xingtai Iron and Steel Company Ltd. (“Xingtai”). TCH provided various forms of investments and properties into the TRT Project including cash, hardware, software, equipment, major components and devices. The total estimated investment costs of this TRT Project were approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and receives monthly rental payments of approximately $117,000 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”.

Except as indicated, amounts reflected in the condensed consolidated financial statements or the notes thereto relate to our continuing operations.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (Xi’an TCH) and Xingtai Huaxin Energy Tech Co., Ltd. (Huaxin). Xi’an TCH and Huaxin engage in the same business with TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2008 and December 31, 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008 and December 31, 2007, the Company had accounts receivable of $867,473 and $0, respectively.

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

Inventory

Inventory is valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material cost, direct production cost and an allocated portion of production overheads (See Note 5).

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2008.

Sales-type leasing and related revenue recognition

The Company leases TRT systems to Xingtai and Zhangzhi. The Company will transfer all benefits, risks and ownership of the TRT systems to Xingtai and Zhangzhi at the end of each lease term. The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The sales and cost of goods sold are recognized at the point of sale. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

Cost of sales

Cost of revenue consists primarily of the purchase price of the two TRT machines, and expenses incurred directly for project construction, and rental expenses for two power generation leases.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Basic and diluted earnings per share (EPS)

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

	Six Months Ended, June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008
Net (loss) income	$(1,205,576)	$978,618	$(317,636)	$219,181

Weighted average shares outstanding - basic	27,718,959	17,147,268	30,422,829	17,147,268
Effect of dilutive securities:
Convertible notes *	4,101,751	-	3,985,883	-
Options granted *	818,971	-	193,306	-
Weighted average shares outstanding - diluted	32,639,681	17,147,268	34,602,018	17,147,268

(Loss) Earnings per share - basic	$(0.04)	$0.06	$(0.01)	$0.01
(Loss) Earnings per share - diluted	$(0.04)	$0.06	$(0.01)	$0.01

*	These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.

Interest expense on convertible note issued on April 29, 2008 has been added back to net income for the computation of diluted earnings per share.

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

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 133”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

 3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively. The components of the net investment in sales-type leases as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Total future minimum lease payments receivables	$27,139,525	27,162,928
Less: unearned interest income	(17,973,435)	(18,147,167)
Net investment in sales - type leases	$9,166,090	9,015,761

Current portion	$1,247,448	1,081,981
Noncurrent portion	$7,918,642	7,933,780

As of June 30, 2008, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending June 30,
2009	$3,496,654
2010	3,253,244
2011	3,253,244
2012	2,644,719
2013	1,792,783
Thereafter	12,698,881
$27,139,525

4. PREPAID EQUIPMENT RENT FOR OPERATING LEASES

On April 10, 2008, the Company leased energy recycling power generation equipment for operating under a one-year, non-cancellable lease for the amount of approximately $4,455,000 (RMB 31,000,000). At the end of this one-year lease term, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $10,940,000 (RMB 75,000,000) with a separate agreement. The lease payment of approximately $4,455,000 has been paid in full during the quarter ended June 30, 2008.

On the same day, the Company entered into a leasing agreement with a lessee to lease out the above power generation equipment under a one-year, non-cancellable lease for the lease payment of approximately $583,000 (RMB 4,000,000) per month with the option to renew. The lessee will pay a lower monthly lease payment of approximately $486,000 (RMB 3,333,000) under the circumstance that the Company renews the lease of the equipment from the ultimate lessor after one year.

On May 21, 2008, the Company leased energy recycling power generation equipment from the same lessor for operating under a one-year, non-cancellable lease for the amount of approximately $6,560,000 (RMB 45,000,000). At the end of the one-year lease term, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $17,500,000 (RMB 120,000,000) with a separate agreement. The lease payment of approximately $1,968,000 has been paid during the quarter ended June 30, 2008 and the remaining of approximately $4,592,000 was paid in full in July 2008.

On the same day, the Company entered into a leasing agreement with the same lessee to lease out the above power generation equipment under a one-year, non-cancellable lease for the lease payment of approximately $887,000 (RMB 5,850,000) per month with the option to renew. The lessee will pay a lower monthly lease payment of approximately $729,000 (RMB 5,000,000) under the circumstance that the Company renews the lease of the equipment from the ultimate lessor after one year.

5. INVENTORY

Inventory consisted of two equipment systems that will be used for TRT projects in the amount of $10,497,157 and $9,870,315 at June 30, 2008 and December 31, 2007, respectively.

6. ADVANCE FOR EQUIPMENT

Advance for equipment represented advance payment of approximately $2,624,931 (RMB 18,000,000) to an independent contractor for constructing a Power Generation System, and payment made for the equipment that will be used for the construction. At June 30, 2008, this project has not commenced construction yet. Upon completion of the construction, the Company will sell the power that is generated from this system to certain customers or lease out the whole system for rental income (See Note 19).

7. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount paid to an independent contractor for constructing another Power Generation System for the total amount of approximately $5,613,063 (RMB 38,500,000). The construction project commenced in March 2008, and will take about 11 months to complete. Upon completion, the Company will sell the power that is generated from this system to certain customers (See Note 19).

8. TAX PAYABLE

Tax payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Income tax payable	$759,138	$491,835
Business tax payable	86,383	41,126
Other taxes payable	10,094	1,561
	$855,615	$534,522

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Other payables	$3,178,692	$2,274,805
Employee welfare payable	241,891	228,923
Accrued expenses	100,925	61,998
Total	$3,521,508	$2,565,726

Other payable mainly consisted of employee training and social insurance payable of approximately $120,000, consulting and legal expenses paid by a third party on behalf of the Company, which will be repaid by the Company in the amount of approximately $370,000, payable to Yingfeng for the cost of obtaining the ownership of two TRT projects which was previously owned by Yingfeng of approximately $1,670,000 (RMB 11,460,257), and leasing deposits received from the customer for leasing the power generation equipments of approximately $1,020,000 (RMB 7,000,000).

10. ADVANCE FROM MANAGEMENT

Advance from management represented the balances due to a director for unsecured advances in 2007 which are interest free and repayable in the next twelve months. This advance was repaid in the six months ended June 30, 2008.

11. MINORITY INTEREST

Minority interest represented a 20% equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in a similar business to TCH. At June 30, 2008 and December 31, 2007, minority interest was $16,095 and $15,080, respectively.

12. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations had an income of $23,105 for the six months ended June 30, 2007. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

13. INCOME TAX

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

The Company’s subsidiaries generated substantially all of its net income from its PRC operation. Shanghai TCH’s effective income tax rates for 2008 and 2007 are 18% and 15%, respectively. Xi’an TCH’s effective income tax rate for 2008 is 25%. Shanghai TCH and its subsidiaries Xi’an TCH and Xingtai Huaxin filed separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding domiciled. The parent company, China Recycling Energy Co., Ltd., is taxed in the US and has a net operating loss for the six and three months ended June 30, 2008. A 100% valuation allowance has been established due to the uncertainty of its realization.

For the six and three months ended June 30, 2008 and 2007, the Company’s effective income tax rate differs from the US statutory rate because of the effect of the tax holiday, effect of tax on loss on nontaxable jurisdiction and valuation allowance.

14. CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the “Second Note” and collectively with the First Note, the “Notes”) (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method per EITF 00-27. The First Note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature in the amount of $0 and $4,684,932 at June 30, 2008 and December 31, 2007, respectively. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Stock and Notes Purchase Agreement signed on November 16, 2007 with the investors.

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

The Second Note was not considered to have an embedded beneficial conversion feature, nor included in the computation of diluted earnings per share because the conversion price and convertible shares are contingent upon future net profits, and anti-dilutive for these shares due to the Company’s net loss for the six moths ended June 30, 2008.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease on interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.

15. STOCK-BASED COMPENSATION PLAN

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

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over a period of three years and have a life of 5 years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

Effective June 25, 2008, the Company cancelled all vested shares and accepted Optionees’ forfeiture of any unvested shares underlying the currently outstanding options.

The following table summarizes activity for employees in the Company’s Plan for the six months ended June 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	3,000,000	$1.23	4.62
Exercisable at March 31, 2008	-
Granted	-
Exercised	-
Cancelled vested shares	450,000
Forfeited unvested shares	2,550,000
Outstanding at June 30, 2008	-	$-	-

The weighted-average grant date fair value of stock options granted to employees for the six months ended June 30, 2008 was $1.23 per share. The Company recorded $632,444 of compensation expense for employee stock options during the six months ended June 30, 2008, up to the effective date of the option cancellation. There were no options exercised during the six months ended June 30, 2008.

16. SHAREHOLDERS’ EQUITY

On April 29, 2008, the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048 under the Stock and Notes Purchase Agreement signed on November 16, 2007.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock pursuant to Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock and repaid the First Note in full. At the Rescission and Subscription Closing, the Company issued to the Investors, 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.

During the quarter ended June 30, 2008, the Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 cash to the Company during the quarter ended June 30, 2008. This purchase was part of an investment by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

17. STATUTORY RESERVES

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

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25% of the registered capital.

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

18. CONTINGENCIES

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

19. COMMITMENTS

Zhangzhi Steel New 1080 m3 blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contactor under contemplation to construct a 1080 cubic meter blast furnace for the third phase of Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

Shenwei Cement Pure Low Temperature Waste Heat Power Generateor Project

In November 2007, the Company signed a cooperative agreement with Shenwei Group for a Cement Waste Heat Power Generator Project. The Company will build two sets of 12MW pure low temp cement waste heat power generator systems for its two 2500 tons per day cement manufacturing line in Jin Yang and 5,000 T/D cement manufacturing line in Tong Chuan. During the first quarter of 2008, the Company has finished equipment bidding process, selecting the equipment, and commenced construction of the systems (See Note 5). Total investment will be approximately 93 MM RMB with estimated annual power generated capacity of 180 MM KWH once the two systems are put into operation. The Company will use the BOT (build, operate, transfer) model to build and operate the systems. The operation period will be 5 years. During the operation period, Shenwei Group will pay the Company the monthly electricity fee based on the actual power generated by the systems at 0.4116 RMB per KWH as agreed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial statements.

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

Sales-type leasing and related revenue recognition

The Company invests and leases TRT systems to Xingtai and Zhangzhi. The Company will transfer all benefits, risks and ownership of the TRT systems to Xingtai and Zhangzhi at the end of each lease term. The Company’s investment in these projects is recorded as Sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The sales and cost of goods sold is recognized at the point of sale. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 133”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”), which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008		2007
Six Months Ended June 30	$	% of Sales	$	% of Sales
Sales	2,616,416		4,781,163
Sales of products	-	-	4,781,163	100%
Rental income	2,616,416	100%	-	-
Cost of sales	(1,832,609)	70%	(3,677,818)	77%
Cost of products	-	-	(3,677,818)	77%
Rental expense	(1,832,609)	70%	-	-
Gross profit	783,807	30%	1,103,345	23%
Interest income on sales-type lease	1,139,727	44%	198,386	4%
Total operating income	1,923,534	74%	1,301,731	27%
Total Operating expenses	(1,503,779)	57%	(343,543)	7%
Income from operation	419,755	16%	958,188	20%
Total non-operating income (expenses)	(1,256,777)	48%	208,918	4%
Income (loss) before income tax	(837,022)	32%	1,167,106	24%
Income tax expense	(368,498)	14%	(211,593)	4%
Minority interest	(56)		-
Income from operations of discontinued component	-		23,105	0.5%
Net income (loss)	(1,205,576)	46%	978,618	20%

SALES. Net sales for the six months ended June 30, 2008 were $2.62 million while our net sales for the six months ended June 30, 2007, were approximately $4.78 million, a decrease in revenues of $2.16 million. The decrease was due to changing of our business type during the first six months of 2007. We discontinued our mobile phone business and commenced selling and manufacturing of energy saving equipment during the first six months of 2007. We sell our equipment through sales-type leasing. Sales and cost of sales are recorded at the time of leasing, the interest income of which is part of our revenue source in additional to sales revenue. We sold one TRT system through sales-type leasing during the first six months of 2007 while we had interest income of $1.14 million from sales-type leasing and rental income from leasing out two power generating systems for the first six months of 2008.

COST OF SALES. Cost of sales for the six months ended June 30, 2008 was $1.83 million while our cost of sales for the same period of 2007, was approximately $3.68 million, a decrease of $1.85 million. The decrease in cost of sales is attributed to changing our business type from a mobile phone business to manufacturing, selling and leasing the energy saving equipment in the first six months of 2007. We leased two power generating systems under one-year, non-cancellable leases with options to renew at a favorable price during the six months ended June 30, 2008. We paid the lease payment in full and leased them out for higher monthly rental income under one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $0.78 million for the six months ended June 30, 2008 as compared to $1.10 million for the same period of 2007, representing gross margins of approximately 30% and 23% for the six months ended June 30, 2008 and 2007, respectively. The increase in our gross profit was mainly due to a decreased cost of sales derived from changing our business type from a mobile phone business to manufacturing, selling and leasing the energy saving equipment in the first six months of 2007. We sold one TRT system through sales-type leasing with gross profit recognized during the first six months of 2007, while we had interest income from sales-type leasing and rental income for the first six months of 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1.50 million for the six months ended June 30, 2008 as compared to $0.34 million for the same period of 2007, an increase of approximately $1.16 million or 338%. This increase was mainly due to the compensation expense of approximately $810,000 related to the fair value of the options to employees that was vested during the first six months of 2008 to the date of cancellation of the options.

NET INCOME (LOSS). Our net income (loss) for the six months ended June 30, 2008 was $(1,205,576) as compared to $978,618 net income for the same period of 2007, a decrease of $2.18 million. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $1,200,000 and compensation expense of the fair value of stock options of $810,000 for the first six months of 2008. The convertible note was repaid on June 25, 2008 and all the vested and non-vested options were cancelled on June 25, 2008.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Three Months Ended June 30	2008		2007
	$	% of Sales	$	% of Sales
Sales	2,616,416		-
Sales of products	-		-	N/A
Rental income	2,616,416	100%	-	N/A
Cost of sales	(1,832,609)	70%	-	N/A
Cost of products	-	-	-	N/A
Rental expense	(1,832,609)	70%	-	N/A
Gross profit	783,807	30%	-	N/A
Interest income on sales-type lease	574,775	22%	148,150	N/A
Total operating income	1,358,582	52%	148,150	N/A
Total Operating expenses	(855,169)	33%	(86,501)	N/A
Income (loss) from operation	503,413	19%	61,649
Total non-operating expenses	(503,469)	19%	208,968	N/A
Income (loss) before income tax	(56)	-	270,617	N/A
Income tax expense	(317,551)	12%	(51,436)	N/A
Minority interest	(29)	-	-	N/A
Income from operations of discontinued component	-	-		N/A
Net income (loss)	(317,636)	(12%)	219,181	N/A

SALES. Net sales for the quarter ended June 30, 2008 were $2.62 million while our net sales for the quarter ended June 30, 2007, were nil, an increase in revenues of $2.62 million. The increase was due to changing our business type during the first quarter of 2007. We discontinued our mobile phone business and commenced selling and manufacturing of energy saving equipment during first quarter of 2007. We sell our equipment through sales-type leasing. Sales and cost of sales are recorded at the time of leasing, the interest income of which is part of our revenue source in addition to sales revenue. We sold one TRT system through sales-type leasing during the first quarter of 2007 which brought us only interest income of $148,150 for the second quarter of 2007 while we had both interest income from sales-type leasing and rental income during the second quarter ended June 30, 2008.

COST OF SALES. Cost of sales for the quarter ended June 30, 2008 was $1.83 million while our cost of sales for the quarter ended June 30, 2007 was nil, an increase of $1.83 million. The increase in cost of sales attributed to changing our business type from a mobile phone business to manufacturing, selling and leasing the energy saving equipment in the first quarter of 2007. We leased two power generating systems under one-year, non-cancellable leases with options to renew at favorable price during the quarter ended June 30, 2008. We paid the lease payment in full and lease them out for higher monthly rental income under one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $0.78 million for the quarter ended June 30, 2008 as compared to $0 gross profit for the quarter ended June 30, 2007, representing gross margins of approximately 30% and 0% for the second quarter ended 2008 and 2007, respectively. The increase in our gross profit was mainly due to changing our business type from a mobile phone business to manufacturing, selling and leasing the energy saving equipment in the first quarter of 2007. We sold one TRT system through sales-type leasing with gross profit recognized during the first quarter of 2007 which brought us only the interest income for the second quarter ended June 30, 2007, while we had interest income from sales-type leasing and rental income for the second quarter of 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $855,169 for the quarter ended June 30, 2008 as compared to $86,501 for the quarter ended June 30, 2007, an increase of approximately $768,668 or 889%. This increase was mainly due to the compensation expense of approximately $310,000 of the fair value of the stock options to employees that were vested in the second quarter of 2008 through the cancellation date of June 25, 2008.

NET INCOME (LOSS). Our net income (loss) for the quarter ended June 30, 2008 was $(317,636) as compared to $219,181 net income for the quarter ended June 30, 2007, a decrease of $0.54 million. This decrease in net income (loss) was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $590,000 and compensation expense of the fair value of the stock options of $307,000 for the second quarter of 2008. The convertible note was repaid on June 25, 2008 and all the vested and non-vested options have been cancelled on June 25, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

As of June 30, 2008, the Company had cash and cash equivalents of approximately $7,001,594. At June 30, 2008, other current assets consisted of approximately $22.14 million and current liabilities consisted of approximately $16.34 million, working capital amounted to $12.81 million at June 30, 2008. The ratio of current assets to current liabilities was 1.78:1 at the period ended June 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2008 and 2007:

	2008	2007
Cash provided by (used in):
Operating Activities	$(3,193,365)	$4,178,452
Investing Activities	(5,698,852)	(4,475,102)
Financing Activities	13,958,352	36,137

Net cash flow used in operating activities was $3.19 million in the first six months of 2008, as compared to net cash flow provided by operating activities of $4.18 million in the first six months of 2007. The decrease in net cash inflows from operating activities was mainly due to the net loss for the first six months of 2008 and prepaid equipment rents of approximately $9.21 million.

Net cash flow used in investing activities was $5.7 million for the period ended June 30, 2008, as compared to net cash used in investing activities of $4.48 million for the period ended June 30, 2007. The increase of net cash flow used in investing activities was mainly due to the payment for construction in progress of approximately $5.61 million for constructing a power generating system. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

Net cash flow provided by financing activities was $13.96 million for the period ended June 30, 2008 as compared to net cash provided by financing activities of $36,137 for the period ended June 30, 2007. The increase of net cash flow provided by financing activities in the first six months of 2008 was mainly due to the issuance of common stock to an accredited investor for $5 million, issuance of a convertible note to the same investor for $5 million, and issuance of common stock to one of our major shareholders for $4,032,258.

We believe we have sufficient cash to continue our current business throughout 2008 due to increased sales, interest revenue and rental income from operating activity.

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

Contractual Obligations

Convertible Notes Payable

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with the Investors. Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the “Second Note” and collectively with the First Note, the “Notes”) (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of Company’s common stock held by him to secure the First Note.

This convertible First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method per EITF 00-27. The note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature in the amount of $0 and $4,684,932 at June 30, 2008 and December 31, 2007, respectively. The terms for the First Note was amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Stock and Notes Purchase Agreement signed on November 16, 2007 with the investors.

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

The Second Note was not considered to have an embedded beneficial conversion feature, nor included in the computation of diluted earnings per share because the conversion price and convertible shares are contingent upon future net profits, and anti-dilutive for these shares due to the Company’s net loss for the six moths ended June 30, 2008.

Zhangzhi Steel New 1080 m3 blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contactor under contemplation to construct a 1080 cubic meter blast furnace for the third phase of the Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of the equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

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

Changes in internal control over financial reporting

Management has previously disclosed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, that the Company’s internal control over financial reporting was subject to certain material weaknesses and set forth the Company’s planned steps to address these weaknesses. During the six month period ended June 30, 2008, the Company made the following changes in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting:

•	Reorganized the accounting and finance department and hired additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions;

•	Engaged a new accounting firm that has experience working with U.S. public companies;

•	Hired a Certified Public Accountant with expertise in U.S. accounting principles to prepare the Company’s annual report and quarterly reports;

•	Established a complete management system based upon the Company’s internal accounting process to ensure that internal control over financial reporting is effective;

•	Established an internal audit system with a senior accountant serving as the Company's internal auditor; and

•
Made amendments to the Company’s accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of the Company’s internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 14, 2008	/s/ Guangyu Wu
Guangyu Wu
Chief Executive Officer

Date: August 14, 2008	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.