Form 10-Q
period 2008-09-30
CHINA RECYCLING ENERGY CORP
filed 2008-11-06
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-120431

China Recycling Energy Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-0093373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 909, Tower B
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi An City, Shan Xi Province
China 710068
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: (011) 86-29-8769-1097

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of September 30, 2008 was 36,425,094.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	AS OF SEPTEMBER 30, 2008	AS OF DECEMBER 31, 2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,705,940	$1,634,340
Restricted cash	843,356	-
Investment in sales type leases, net	1,201,747	1,081,981
Interest receivable on sales type lease	87,727	144,262
Prepaid equipment rent	6,725,654	-
Other receivables	86,255	32,902
Inventory	10,560,282	9,870,315

Total current assets	21,210,962	12,763,800

NON-CURRENT ASSETS
Investment in sales type leases, net	7,691,772	7,933,780
Advance for equipment	2,640,701	2,467,579
Property and equipment, net	102,320	-
Construction in progress	10,046,935	-
Intangible assets, net	3,233	6,169

Total non-current assets	20,484,961	10,407,528

TOTAL ASSETS	$41,695,923	$23,171,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,212,226	$2,298,201
Notes payable	440,012	-
Tax payable	1,294,997	534,522
Accrued liabilities and other payables	3,585,634	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	315,068

Total current liabilities	11,532,869	5,785,025

ACCRUED INTEREST ON CONVERTIBLE NOTES	105,480	63,014

CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST	16,219	15,080

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	36,425	25,015
Additional paid in capital	30,347,469	19,070,908
Statutory reserve	1,057,854	832,467
Accumulated other comprehensive income	3,636,496	1,718,260
Accumulated deficit	(5,036,889)	(4,338,441)

Total stockholders' equity	30,041,355	17,308,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,695,923	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Revenue
Sales of products	$-	9,075,999	$-	4,294,836
Rental income	6,876,223	-	4,259,807	-

Total revenue	6,876,223	9,075,999	4,259,807	4,294,836

Cost of sales
Cost of products	-	6,981,537	-	3,303,719
Rental expense	4,810,011	-	2,977,402	-

Total cost of sales	4,810,011	6,981,537	2,977,402	3,303,719

Gross profit	2,066,212	2,094,462	1,282,405	991,117

Interest income on sales-type leases	1,716,544	473,075	576,817	274,689

Total operating income	3,782,756	2,567,537	1,859,222	1,265,806

Operating expenses
General and administrative expenses	2,142,728	358,726	638,949	15,183

Total operating expenses	2,142,728	358,726	638,949	15,183

Income from operations	1,640,028	2,208,811	1,220,273	1,250,623

Non-operating income (expenses)
Investment income	1,621	-	17	-
Interest income (expense)	(1,233,964)	80	(57,029)	(24)
Financial expense	(1,991)	(101)	(990)	(6)
Other income	-	210,367	-	1,458
Other expense	(248)	-	(248)	-
Exchange loss	(81,969)	-	(1,524)	-

Total non-operating income (expenses)	(1,316,551)	210,346	(59,774)	1,428

Income before income tax	323,477	2,419,157	1,160,499	1,252,051

Less: Income tax expense	796,458	399,049	427,960	187,456

Net income (loss) from continuing operations	(472,981)	2,020,108	732,539	1,064,595

Income from operations of discontinued component	-	28,457	-	5,352

Less: minority interest	83	-	27	-

Net income (loss)	(473,064)	2,048,565	732,512	1,069,947

Other comprehensive item
Foreign currency translation gain (loss)	1,918,236	(220,092)	807,806	83,802

Comprehensive income	$1,445,172	$1,828,473	$1,540,318	$1,153,749

Basic weighted average shares outstanding	30,642,187	17,147,268	36,425,094	17,147,268
Diluted weighted average shares outstanding	34,100,635	17,147,268	36,997,300	17,147,268

Basic net earnings (loss) per share	$(0.01)	$0.12	$0.02	$0.06
Diluted net earnings (loss) per share	$(0.01)	$0.12	$0.02	$0.06

* Basic and diluted loss per share are the same because common stock equivalent are anti-dilutive.
* Accrued interest on convertible notes are added back to net income for the computation of basic EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(473,064)	$2,048,565
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,848	-
Amortization of discount related to conversion feature of convertible note	1,212,329	-
Stock option compensation expense	728,316	-
Accrued interest on convertible notes	42,466	-
Minority interest	83	-
(Increase) decrease in current assets:
Account receivable	-	5,842
Investment in sales type leases	734,692	(8,586,703)
Interest receivable on sales type lease	65,045	-
Prepaid equipment rent	(6,567,350)	-
Other receivables	(49,847)	-
Advances to suppliers	-	770,004
Increase (decrease) in current liabilities:
Accounts payable	(1,217,170)	3,170,725
Unearned revenue	-	(7,831)
Advance from customers	-	(144,529)
Tax payable	694,556	466,268
Accrued liabilities and other payables	1,097,127	1,974,834

Net cash used in operating activities	(3,721,969)	(302,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(823,428)	-
Acquisition of property & equipment	(113,906)	-
Construction in progress	(9,986,879)	-

Net cash used in investing activities	(10,924,213)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Convertible notes	5,000,000	-
Repayment to management	(74,699)	-
Notes payable	429,615	-
Advance from shareholder	-	48,015

Net cash provided by financing activities	14,387,174	48,015

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	330,608	9,066

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	71,600	(245,744)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634,340	252,125

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,705,940	$6,381

Supplemental Cash flow data:
Income tax paid	$152,049	$35,281
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2007 audited financial statements.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi'an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”). Xi’an TCH and Huaxin engage in the same business with TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2008 and December 31, 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of each of September 30, 2008 and December 31, 2007, the Company had accounts receivable of $0.

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

Inventory

Inventory is valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material cost, direct production cost and an allocated portion of production overheads (See Note 6).

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2008.

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

Cost of sales

Cost of sales consists primarily of the purchase price of the two TRT machines, expenses incurred directly for project construction, and rental expenses for two power generation equipment leases.

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

Basic and diluted earnings per share (EPS)

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	Nine Months Ended, September 30, 2008	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net (loss) income	$(473,064)	$2,048,565	$732,512	$1,069,947

Weighted average shares outstanding - basic	30,642,187	17,147,268	36,425,094	17,147,268
Effect of dilutive securities:
Convertible notes *	2,724,521	-	-	-
Options granted	733,927	-	571,906	-
Weighted average shares outstanding - diluted	34,100,635	17,147,268	36,997,000	17,147,268

(Loss) Earnings per share – basic *	$(0.01)	$0.12	$0.02	$0.06
(Loss) Earnings per share - diluted	$(0.01)	$0.12	$0.02	$0.06

* These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.
* Interest expense on convertible note issued on April 29, 2008 has been added back to net income for the computation of diluted earnings per share.

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

New Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 133”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company, we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

3. RESTRICTED CASH

Restricted cash consisted of cash in the bank of approximately $440,000 (RMB 3,000,000) to secure a three-month bank acceptance that the Company issued to its vendor, and cash in another bank of approximately $403,000 (RMB 2,750,000) to secure the execution of a project contract that the Company entered into with its customer during the quarter ended September 30, 2008.

4. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively. The components of the net investment in sales-type leases as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Total future minimum lease payments receivables	$26,396,799	27,162,928
Less: unearned interest income	(17,503,279)	(18,147,167)
Net investment in sales - type leases	$8,893,520	9,015,761

Current portion	$1,201,748	1,081,981
Noncurrent portion	$7,691,772	7,933,780

As of September 30, 2008, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending September 30,
2009	$3,429,954
2010	3,272,807
2011	3,272,807
2012	2,293,312
2013	1,803,564
Thereafter	12,324,355
$26,396,799

5. PREPAID EQUIPMENT RENT FOR OPERATING LEASES

On April 10, 2008, the Company leased energy recycling power generation equipment for operating under a one-year, non-cancellable lease for the amount of approximately $4,455,000 (RMB 31,000,000). At the end of this one-year lease term, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $10,940,000 (RMB 75,000,000) with a separate agreement. The lease payment of approximately $4,455,000 has been paid in full.

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

On May 21, 2008, the Company leased energy recycling power generation equipment from the same lessor for operating under a one-year, non-cancellable lease for the amount of approximately $6,560,000 (RMB 45,000,000). At the end of the one-year lease term, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $17,500,000 (RMB 120,000,000) with a separate agreement. The lease payment of approximately $6,560,000 has been paid in full.

On the same day, the Company entered into a leasing agreement with the same lessee to lease out the above power generation equipment under a one-year, non-cancellable lease for the lease payment of approximately $887,000 (RMB 5,850,000) per month with the option to renew. The lessee will pay a lower monthly lease payment of approximately $729,000 (RMB 5,000,000) if the Company renews the lease of the equipment from the ultimate lessor after one year.

6. INVENTORY

Inventory consisted of two equipment systems that will be used for TRT projects in the amount of $10,560,282 and $9,870,315 at September 30, 2008 and December 31, 2007, respectively.

7. ADVANCE FOR EQUIPMENT

Advance for equipment represented advance payment of approximately $2,640,701 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At September 30, 2008, this project has not commenced construction yet. Upon completion of the construction, the Company will sell the power that is generated from this system to certain customers or lease out the whole system for rental income (See Note 20).

8. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount paid to an independent contractor for constructing another power generation system for the total amount of approximately $10,046,935 (RMB 68,500,000). The construction project commenced in March 2008, and will take about 11 months to complete. Upon completion, the Company will sell the power that is generated from this system to predetermined customers (See Note 20).

9. TAX PAYABLE

Tax payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Income tax payable	$1,198,015	$491,835
Business tax payable	86,902	41,126
Other taxes payable	10,080	1,561
	$1,294,997	$534,522

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Other payables	$3,230,777	$2,274,805
Employee welfare payable	240,124	228,923
Accrued expenses	114,733	61,998
Total	$3,585,634	$2,565,726

At, September 30, 2008, other payable mainly consisted of employee training and social insurance payable of approximately $152,000, consulting and legal expenses paid by a third party on behalf of the Company, which will be repaid by the Company in the amount of approximately $370,000, a payable to Yingfeng for the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng of approximately $1,681,000 (RMB 11,460,257), and leasing deposits received from the lessee for leasing the power generation equipments of approximately $1,027,000 (RMB 7,000,000).

11. ADVANCE FROM MANAGEMENT

Advance from management represented the balances due to a director for unsecured advances in 2007, which are interest free and repayable in the next twelve months. This advance was repaid as of September 30, 2008.

12. MINORITY INTEREST

Minority interest represented a 20% equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in a similar business to TCH. At September 30, 2008 and December 31, 2007, minority interest was $16,219 and $15,080, respectively.

13. DISCONTINUED OPERATIONS

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company ceased and discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations had an income of $28,457 for the nine months ended September 30, 2007. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

14. INCOME TAX

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

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled. The parent company, China Recycling Energy Co., Ltd., is taxed in the US and has a net operating loss for the nine and three months ended September 30, 2008. A 100% valuation allowance has been established due to the uncertainty of its realization.

For the nine and three months ended September 30, 2008 and 2007, the Company’s effective income tax rate differs from the US statutory rate because of the effect of the tax holiday, effect of tax on loss on nontaxable jurisdiction and valuation allowance.

15. CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

The First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the investors. Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded beneficial conversion feature, nor included in the computation of diluted earnings per share because the conversion price and convertible shares are contingent upon future net profits, and anti-dilutive for these shares due to the Company’s net loss for the nine months ended September 30, 2008.

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

16. STOCK-BASED COMPENSATION PLAN

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan, which was later amended and restated in August 2008 (the “2007 Plan”), and granted stock options with an aggregate amount of 3,000,000 shares of the stock at $1.23 per share to acquire the Company's common stock at par value $0.001 to twenty (20) managerial and non-managerial employees under the 2007 Plan.

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activity for employees in the Company’s Plan for the nine months ended September 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	3,000,000	$1.23	4.62
Exercisable at March 31, 2008	-
Granted	-
Exercised	-
Cancelled vested shares	450,000
Forfeited unvested shares	2,550,000
Outstanding at June 30, 2008	-	$-	-
Exercisable at June 30, 2008	-
Granted	3,000,000	$0.80	5.00
Exercised	-
Forfeited	-
Outstanding at September 30, 2008	3,000,000	$0.80	4.84
Exercisable at September 30, 2008	-

The Company recorded $728,316 of compensation expense for employee stock options during the nine months ended September 30, 2008, of which, $632,444 was for the options cancelled on June 25, 2008.

The weighted-average grant date fair value of stock options granted to employees for the nine months ended September 30, 2008 was $0.80 per share. The Company recorded $95,872 of compensation expense for employee stock options during the quarter ended September 30, 2008. There were no options exercised during the nine months ended September 30, 2008.

17. SHAREHOLDERS’ EQUITY

On April 29, 2008, the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048 under the Purchase Agreement.

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

The Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 cash to the Company during the quarter ended June 30, 2008. This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

18. STATUTORY RESERVES

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

19. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

20. COMMITMENTS

Zhangzhi Steel New blast furnace TRT Power Generator Project

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

Shenwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shenwei Group for a Cement Waste Heat Power Generator Project. The Company will build two sets of 12MW pure low temp cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan. During the first quarter of 2008, the Company finished the equipment bidding process, selecting the equipment, and commenced construction of the systems. Total investment will be approximately $12,593,000 (93 million RMB) with estimated annual power generated capacity of 180 million KWH once the two systems are put into operation. The Company will use the BOT (build, operate, transfer) model to build and operate the systems. The operation period will be 5 years. During the operation period, Shenwei Group will pay the Company the monthly electricity fee based on the actual power generated by the systems at 0.4116 RMB per KWH as agreed.

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

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation and Comprehensive Income (Loss)” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

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

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”

During the second quarter of 2008, the Company leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full; at the same time, the Company leased this equipment out for higher rental income under one-year, non-cancellable leases.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s newly incorporated subsidiaries Xi’an TCH and Huaxin. Xi’an TCH and Huaxin engage in the same business as TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 133”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008		2007
Nine Months Ended September 30	$	% of Sales	$	% of Sales
Sales	6,876,223	100%	9,075,999
Sales of products	-	-	9,075,999	100%
Rental income	6,876,223	100%	-	-
Cost of sales	(4,810,011)	70%	(6,981,537)	77%
Cost of products	-	-	(6,981,537)	77%
Rental expense	(4,810,011)	70%	-	-
Gross profit	2,066,212	30%	2,094,462	23%
Interest income on sales-type lease	1,716,544	25%	473,075	5%
Total operating income	3,782,756	55%	2,567,537	28%
Total Operating expenses	(2,142,728)	31%	(358,726)	4%
Income from operation	1,690,028	24%	2,208,811	24%
Total non-operating income (expenses)	(1,316,551)	19%	210,346	2.3%
Income (loss) before income tax	323,477	5%	2,419,157	27%
Income tax expense	(796,458)	11.6%	(399,049)	4.4%
Minority interest	(83)	-	-
Income from operations of discontinued component	-		28,457	0.3%
Net income (loss)	(473,064)	(6.9)%	2,048,565	23%

SALES. Net sales for the nine months ended September 30, 2008 were $6.88 million while our net sales for the nine months ended September 30, 2007 were approximately $9.08 million, a decrease in revenues of $2.2 million. The decrease was due to changing of our business type during 2007. We discontinued our mobile phone business and commenced the selling, manufacturing and construction of energy saving systems during 2007. We sell our systems through sales-type leasing. Sales and cost of sales are recorded at the time of leasing; the interest income from the sales-type leasing is our major revenue source in addition to the sales revenue. We sold two TRT systems through sales-type leasing during the nine months ended September 30, 2007, while we had interest income of $1.7 million from sales-type leasing and rental income of $6.88 million from leasing out two power generating systems for the same period of 2008.

COST OF SALES. Cost of sales for the nine months ended September 30, 2008 was $4.81 million while our cost of sales for the same period of 2007 was approximately $6.98 million, a decrease of $2.17 million. The decrease in cost of sales is attributed to changing our business type from a mobile phone business to manufacturing, selling, constructing and leasing the energy saving systems in 2007. We leased two power generating systems under one-year, non-cancellable leases with options to renew at a favorable price during the nine months ended September 30, 2008. We paid the lease payments in full and leased the equipment out for higher monthly rental income under one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $2.07 million for the nine months ended September 30, 2008 as compared to $2.09 million for the same period of 2007, representing gross margins of approximately 30% and 23% for the nine months ended September 30, 2008 and 2007, respectively. The increase in our gross profit was mainly due to a decreased cost of sales derived from changing our business type from a mobile phone business to manufacturing, selling, constructing and leasing the energy saving systems during 2007. We sold two TRT systems through sales-type leasing with gross profit recognized during the nine months ended September 30, 2007, while we had interest income from sales-type leasing and rental income for the same period of 2008.

OPERATING INCOME. Operating income was $3.78 million for the nine months ended September 30, 2008 while our operating income for the same period of 2007 was $2.57 million, an increase of $1.21 million. The growth in operating income was mainly due to (i) changing of our business type and (ii) commencing selling and leasing our energy saving systems through sales-type leasing. Two TRT systems sold since the inception of sales-type leases in 2007 now generate additional interest income. Interest income on sales-type lease over the nine months ended September 30, 2008 was $1.72 million, an approximately $1.25 million increase from $473,000 for the same period of 2007.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $2.14 million for the nine months ended September 30, 2008 as compared to $0.36 million for the same period of 2007, an increase of approximately $1.78 million or 494%. This increase was mainly due to the compensation expense of approximately $730,000 related to the fair value of the stock options to employees, and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME (LOSS). Our net income (loss) for the nine months ended September 30, 2008 was $(473,064) as compared to $2,048,565 net income for the same period of 2007, a decrease of $2.52 million. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $1,250,000 and compensation expense of the fair value of stock options of $730,000 for nine months ended September 30, 2008. The convertible note that was issued on November 16, 2007 was repaid on June 25, 2008 and all the vested and non-vested options that were granted on November 13, 2007 were cancelled on June 25, 2008, but reissued on August 4, 2008.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008		2007
Three Months Ended September 30	$	% of Sales	$	% of Sales
Sales	4,259,807	100%	4,294,836	100%
Sales of products	-	-	4,294,836	100%
Rental income	4,259,807	100%	-	-
Cost of sales	(2,977,402)	70%	(3,303,719)	77%
Cost of products	-	-	(3,303,719)	77%
Rental expense	(2,977,402)	70%	-	-
Gross profit	1,282,405	30%	991,117	23%
Interest income on sales-type lease	576,817	13.5%	274,689	6.4%
Total operating income	1,859,222	44%	1,265,806	29.5%
Total Operating expenses	(638,949)	15%	(15,183)	0.35%
Income (loss) from operation	1,220,273	29%	1,250,623	29%
Total non-operating income (expenses)	(59,774)	1.4%	1,428	0.03%
Income (loss) before income tax	1,160,499	27%	1,252,051	29%
Income tax expense	(427,960)	10%	(187,456)	4.36%
Minority interest	(27)	-%	-	-%
Income from operations of discontinued component	-	-	5,352	0.12%
Net income (loss)	732,512	17%	1,069,947	25%

SALES. Net sales for the quarter ended September 30, 2008 were $4.26 million while our net sales for the quarter ended September 30, 2007, were $4.29 million, a decrease in revenues of $35,029. The decrease was due to changing our business type during 2007. We discontinued our mobile phone business and commenced selling, manufacturing and construction of energy saving systems during 2007. We sell our systems through sales-type leasing. Sales and cost of sales are recorded at the time of leasing; the interest income from the sales-type leasing is our major revenue source in addition to the sales revenue. We sold one TRT system through sales-type leasing during the quarter ended September 30, 2007 which brought us both gross sales and interest income for the third quarter of 2007, while we had interest income from sales-type leasing and rental income from operating lease during the third quarter ended September 30, 2008.

COST OF SALES. Cost of sales for the quarter ended September 30, 2008 was $2.98 million while our cost of sales for the quarter ended September 30, 2007 was $3.3 million, a decrease of $0.32 million. The decrease in cost of sales is attributed to changing our business type from a mobile phone business to manufacturing, selling, constructing and leasing the energy saving systems in 2007. We leased two power generating systems under one-year, non-cancellable leases with options to renew at favorable prices, we paid the lease payments in full and lease them out for higher monthly rental income under one-year, non-cancellable leases. The cost of sales for the nine months ended September 30, 2008 was only the amortization of the prepaid leasing expense while the cost of sales was only the cost of manufacturing and selling a TRT system through the sales-type leasing for the same period of 2007.

GROSS PROFIT. Gross profit was $1.28 million for the quarter ended September 30, 2008 as compared to $0.99 million gross profit for the quarter ended September 30, 2007, representing gross margins of approximately 30% and 23% for the third quarter ended 2008 and 2007, respectively. The increase in our gross profit was mainly due to changing our business type from a mobile phone business to manufacturing, selling, constructing and leasing the energy saving systems in 2007. We sold one TRT system through sales-type leasing during the third quarter of 2007, which resulted in a lower gross profit, while we had rental income from operating leasing with higher gross profit margin for the same period of 2008.

OPERATING INCOME. Operating income was $1.86 million for the three months ended September 30, 2008, while our operating income for the same period of 2007 was $1.27 million, an increase of $0.59 million. The growth in operating income was mainly due to the increase of $290,000 in gross profit and the increase of $300,000 in interest income on sales-type lease over the same three months ended September 30 between 2008 and 2007.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $638,949 for the quarter ended September 30, 2008 as compared to $15,183 for the quarter ended September 30, 2007, an increase of approximately $623,766 or 4108%. This increase was mainly due to increased payroll, marketing, traveling and consulting expenses associated with expanding our business by getting more leasing and project contracts as well as amortized compensation expenses for employee stock options.

NET INCOME (LOSS). Our net income (loss) for the quarter ended September 30, 2008 was $732,512 as compared to $1,069,947 net income for the quarter ended September 30, 2007, a decrease of $337,435. This decrease in net income was mainly due to interest expense on our convertible note of approximately $105,000, compensation expenses of $95,872 for employee stock options and increased operating expense due to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

As of September 30, 2008, the Company had cash and cash equivalents of approximately $1,705,940. At September 30, 2008, other current assets consisted of approximately $19.5 million and current liabilities consisted of approximately $11.5 million, working capital amounted to $9.68 million at September 30, 2008. The ratio of current assets to current liabilities was 1.84:1 at the nine months ended September 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2008 and 2007:

	2008	2007
Cash provided by (used in):
Operating Activities	$(3,721,969)	$(302,825)
Investing Activities	(10,924,213)	-
Financing Activities	14,387,174	48,015

Net cash flow used in operating activities was $3.72 million during the nine months ended September 30, 2008, as compared to $0.3 million in same period of 2007. The increase in net cash used in operating activities was mainly due to the net loss for the period, decrease in accounts payable, and prepaid equipment rents.

Net cash flow used in investing activities was $10.9 million for the nine months ended September 30, 2008, as compared to no net cash used in investing activities for the nine months ended September 30, 2007. The increase of net cash flow used in investing activities was mainly due to the acquisition of equipment of $113,906 and payment for construction in progress of approximately $9.99 million for constructing a power generating system. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

Net cash flow provided by financing activities was $14.39 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $48,015 for the nine months ended September 30, 2007. The increase of net cash flow provided by financing activities was mainly due to the issuance of common stock to an accredited investor for $5 million, issuance of a convertible note to the same investor for $5 million, and issuance of common stock to one of our major shareholders for $4,032,258.

We believe we have sufficient cash to continue our current business throughout September of 2009 due to increased sales, interest revenue and rental income from operating activity.

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

Contractual Obligations

Restricted Cash in Bank

During the quarter ended September 30, 2008, we issued a bank acceptance to our vendor in the amount of approximately $440,000 (RMB 3,000,000); the bank acceptance has a term of three months. We deposited the same amount of cash in the bank to secure the payment of this bank acceptance.

In September of 2008, we entered into a contract to install a 7-Megawatt capacity electricity-generation system for a world-class nickel-iron manufacturing company. We deposited approximately $403,000 (RMB 2,750,000) into the bank to secure the execution of this contract.

Convertible Notes Payable

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

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

The First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note is recorded in the balance sheet at face value less the unamortized beneficial conversion feature. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the investors. Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded beneficial conversion feature, nor included in the computation of diluted earnings per share because the conversion price and convertible shares are contingent upon future net profits, and anti-dilutive for these shares due to the Company’s net loss for the nine months ended September 30, 2008.

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

Zhangzhi Steel New blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contactor to construct a 1080 cubic meter blast furnace for the third phase of the Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of the equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

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

Changes in internal control over financial reporting

Management has previously disclosed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, that the Company’s internal control over financial reporting was subject to certain material weaknesses and set forth the Company’s planned steps to address these weaknesses. During the nine-month period ended September 30, 2008, the Company made the following changes in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting:

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

•	Retained an outside consultant to provide the company with independent internal control risk consulting services related to the company’s Sarbanes-Oxley Section 404 compliance efforts.

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

10.1
Form of Nonstatutory Stock Option Agreement - Manager Employee under the China Recycling Energy Corporation 2007 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to China Recycling Energy Corporation’s Current Report on Form 8-K filed August 8, 2008).

10.2
Form of Nonstatutory Stock Option Agreement - Non-Manager Employee under the China Recycling Energy Corporation 2007 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.2 to China Recycling Energy Corporation’s Current Report on Form 8-K filed August 8, 2008).

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

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Guangyu Wu
Guangyu Wu Chief Executive Officer

Date: November 6, 2008	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Form of Nonstatutory Stock Option Agreement - Manager Employee under the China Recycling Energy Corporation 2007 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to China Recycling Energy Corporation’s Current Report on Form 8-K filed August 8, 2008).

10.2
Form of Nonstatutory Stock Option Agreement - Non-Manager Employee under the China Recycling Energy Corporation 2007 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.2 to China Recycling Energy Corporation’s Current Report on Form 8-K filed August 8, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.