Form 10-K
period 2008-12-31
CHINA RECYCLING ENERGY CORP
filed 2009-03-23
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number: 000-12536

China Recycling Energy Corporation

(Name of Registrant in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0093373

 (I.R.S. Employer Identification No.)

Suite 909, Tower B
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi An City, Shan Xi Province
China 710068

 (Address of principal executive offices)

710068

 (Zip Code)

Issuer’s telephone number: (011) 86-29-8769-1097

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of 8,986,405 shares of voting stock held by non-affiliates of the registrant was approximately $11,143,142 based on the last reported sale price of the registrant’s Common Stock as reported on the NASD’s Over-the-Counter Bulletin Board on June 30, 2008.

As of March 1, 2009, the registrant had outstanding 36,425,094 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Information Statement regarding the 2009 annual shareholder consent action (the “Information Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean China Recycling Energy Corporation., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and Sifang Holdings Co., Ltd.’s wholly-owned subsidiary, Shanghai TCH Energy Technology Co., Ltd. and Shanghai TCH Energy Technology Co., Ltd’s wholly-owned subsidiary, Xi’an TCH Energy Technology Co., Ltd. Prior to March 8, 2007, China Recycling Energy Corporation’s name was China Digital Wireless, Inc.

ITEM 1. DESCRIPTION OF BUSINESS

General

We currently engage in the recycling energy business, providing energy savings and recycling products and services.

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

On June 23, 2004, we completed a stock exchange transaction with the shareholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement dated as of June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the shareholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the shareholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Sifang Holdings. We presently carry on the business of Sifang Holdings’ wholly-owned subsidiary,  Shanghai TCH Energy Technology Co., Ltd. or Shanghai TCH, a corporation organized under the laws of the People’s Republic of China (“PRC” or “China”).

Effective August 6, 2004, we changed  our name from  Boulder Acquisitions, Inc. to China Digital Wireless, Inc.

From August 2004 to December 2006, we primarily engaged in the business of pager and mobile phone distribution and provided value added information services to the customers in the PRC.  We gradually phased out and substantially scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses.

In December 2006, we began to engage in business activities in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of top gas recovery turbine systems (“TRT”) and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for the steel mills by using waste heat and steam to produce electricity for the operation of the mills.

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd.(“Yingfeng”). Yingfeng is a Chinese company that is located in Xi’an, Shaanxi Province, China, which is engaged in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) to design, construct, install and operate a TRT system in Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This project was originally initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. After intensive and substantial inquiry and assessment, Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the cash payment made by Xingtai on regular basis and other property rights and interests.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng on to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings and its wholly-owned subsidiaries, Shanghai TCH and Shanghai TCH’s wholly-subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”).  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million. Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on December 14, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.

Market

A.	Description of the TRT (Blast Furnace Top-Gas Recovery Turbine Unit) Market

Energy is a major strategic issue affecting the development of the Chinese economy. The Chinese government has committed to adjusting the economic structure and changing the mode of economic growth in order to encourage the use of more advanced and more environment-friendly technologies. Also, the Chinese government has been promoting the development of a recycling economy and the circulated use of resources by encouraging enterprises to engage in the energy-recycling industry. Various government issued documents indicate the government’s plan to promote the use of energy saving and recycling equipment and systems.

The 2007 Report of China’s Iron & Steel Association predicted that 200 TRT systems or plants will be installed in China from 2008 to 2010. The total amount of investment is expected to reach RMB 5 billion (averaging RMB 2.5 million each year), with an electricity-generation up to 11.2 billion KWH per year.

TRT projects are one of our core businesses and we have an excellent team specialized in development, installation, production and operation of TRT systems and equipment. Also, we have rich marketing experience in this field and have become a leader in TRT market.

We invested and built 3 TRT projects in 2007 (one for Shanxi Changzhi Steel Group, and two for Hebei Xingtai Steel Group). In addition, we have one project scheduled to be built in 2009 for Zhonggang Binhai.

B.	Description of CHPG (Cement Low Temperature Heat Power Generation) Market

Cement waste heat power generation, or CHPG, is power generation by recovering cement residual heat without additional fuel, to be built on NSP (New Suspension Pre-heater Dry Process) cement clinker production lines.

1.	State of the market:

The cement industry experienced substantial growth in China in 2008 according to a February 2009 of China’s Securities News. China’s total investment in the cement industry reached RMB 105 billion ($15 billion), a 60% increase from 2007.  Of the RMB 105 billion ($15 billion) investment, 65 percent was spent on building up NSP cement clinker production lines, a 10% increase from 2007. It is estimated that the percentage of NSP production lines of the total will rise to 70% by the end of 2009. There are three main reasons for such strong demand of CHPG systems.

First, during the period of the Chinese government’s 10th Five-Year Plan, the output of NSP production lines reached 40% of the total cement output. The 11th Five-Year plan has continued to promote the NSP production line as a primary goal for the cement industry. This government promotion provides a good foundation for CHPG.

Second, with the development of China’s national economy, demand on electricity and coal has been increasing, and the price for such materials has been rising. This exerts a negative effect on cement enterprises. As the price of power and coal reached the majority of the production cost and substantially exceeded the cost of raw materials, companies are motivated to utilize CHPG in order to reduce production cost.

Third, at the end of the 10th Five-Year Plan and the start of the 11th Five-Year Plan, the Chinese government called for an energy saving campaign and issued a Medium and Long-Term Plan on Special Energy-Saving which indicated that CHPG should be widely used, and specified that 30 CHPG systems be established annually on cement producing lines with an output of 2000 tons daily. The 11th Five-Year Plan provides policy support for development of CHPG.

2.	Market prospects

The rapid development of CHPG creates a good opportunity for the development, marketing and sales of cement residual heat boilers. In 2006, eight Chinese state ministries jointly issued Views on Adjustment of Structure of Cement Industry that pointed out that by the year 2010, the percentage of the NSP production lines equipped with CHPG should reach 40% and the total output of cement will reach between 1.4 billion-1.5 billion tons up from 1.24 billion tons in 2006. According to regulations on Chinese saving-energy industry, in the future, the NSP production will gradually replace shaft kiln cement.  The 2007 Report of China’s Cement Association estimated that there will be a demand for 400 CHPG systems by 2010.

We started to invest and build two CHPG systems (Shengwei) during 2008, one was completed at the end of the year and the other is under construction to be in place in 2009.  In addition, we have contracted to build an additional CHPG project (Shengwei) in 2009.

C.	Suppliers

1.           Shanghai TCH believes it maintains good relationships with TRT and CHPG equipment suppliers, and these relationships help provide cost-effective equipment purchasing for its intended projects and ensure the timely completion of these projects.

2.           The Company has established business relationships with its suppliers, including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery, Chengdu Engine Group and Shanghai Electric Group. Therefore, we believe that we now have strong support in equipment supply and installation, and in research and development of technologies.

D.	Main Customers

Our customers are mainly large-size domestic enterprises involving high energy-consuming businesses producing iron, steel or cement. As stated below, due to the continued expansion of the Chinese markets and administrative support for energy-recycling by the Chinese government, our market to provide TRT projects and CHPG continues to expand.

E.	Demand for Recycled Energy

The following table is the funds invested, or expected to be invested, in environmental protection industry by the Chinese government (in billion RMB).
	Eighth Five- Year Plan (1991-1995)	Ninth Five- Year Plan (1996-2000)	Tenth Five- Year Plan (2001-2005)	Eleventh Five- Year Plan (2006-2010)
Total Investment Amount (in billion RMB)	131	450	750	1,350 (proj.)
Percentage of PRC’s GDP	0.73%	1.3%	1.5%	1.5%

Currently, recycled energy accounts for less than 1% of China’s total energy consumption. As a result, due to environmental protection pressure and improvement of infrastructure in western China, recycled energy, as a special and stable energy resource, can be expected to grow in China.

F.	Intellectual Property Rights

The company has applied for a service mark “TCH” in China, which will be used in all of our business operations.

G.	Research and Development

In 2008 and 2007, we invested about $120,000 and $100,000, respectively, in research and development.

H.	Government and Environmental Management System

We own all licenses that the Chinese governments require for all aspect of our operations.

I.	Competition

The Company faces limited domestic competition. Currently, most TRT and CHPG systems are purchased, constructed and operated by the steel and cement companies, themselves, rather than outsourced to a third-party.  Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies. The reasons for low competition are high entry barriers in technology, experience, investment capital, and credibility, as well customer relationships. We believe that we offer advantages over our competitors in several ways:

1.           Our management team has over 20 years of industry experience and expertise;

2.           We have the capabilities to provide TRT and CHPG systems, while our competitors usually concentrate on one type or another;

3.           We have the capabilities and experience in undertaking large scale projects; and

4.           We provide BOT or capital lease services to the customers, while our competitors usually use an  EPC (engineering, procurement and construction) or turnkey contract model.

J.	Employees

As of March 1, 2009, we have 182 employees:

Management:	10 Employees
Administration:	9 Employees
Marketing:	25 Employees
Research & Development:	28 Employees
Accounting & Finance:	10 Employees
Project Officer:	100 Employees, including 64 operators

All of our personnel are employed full-time and none of them are represented under collective bargaining agreements. We consider our relations with our employees to be good.

K.	Costs and effects of compliance with environmental laws

There were many new laws, regulations, rules and notices regarding the environment and energy production adopted, promulgated and put into force during 2008.  The Chinese government is putting more stringent requirements and urgency on reducing pollution and emissions and improving energy efficiency nationwide. Our products are designed and constructed to comply with the environmental laws and regulations of China.  As our systems allow our customers to use waste heat and gases to create energy, we help reduce the overall environmental impact of our customers.  Since our business focuses on recycling energy, the effect of the strengthening of environmental laws in China may be to increase demand for the products and services we offer and others like them.

ITEM 1A. RISK FACTORS

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results,
•	announcements of new services by us or our competitors,
•	changes in financial estimates by securities analysts,
•	conditions in the energy recycling and saving services market,
•	changes in the economic performance or market valuations of other companies involved in the same industry,
•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
•	additions or departures of key personnel,
•	potential litigation, or
•	conditions in the market.

In addition, the securities markets from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution.

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

We have not paid dividends or made other cash distributions on our common stock during any 2006, 2007 and 2008, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

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

We may be subject to “penny stock” regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

Risks Related to Our Business Operations

We depend on the waste energy of our customers to generate electricity.

We acquire waste heat and gases from steelworks or cement plants and use these to generate power. Therefore, our power generating capacity depends on the availability of an adequate supply of our “raw materials” from our customers. If we do not have enough supply, power generated for those customers will be impeded. Since our contracts are often structured so that we receive compensation based on the amount of energy we supply, a reduction in production may cause problems for our revenues and results of operations.

The global financial crisis intensified in 2008 and will adversely affect our revenues.

Although the Chinese government has indicated it will focus on keeping its economy on track, it is difficult to insulate any economy from the global financial crisis and economic downturn that intensified worldwide during 2008. After five years of growth in excess of 10 percent, the Chinese economy is beginning to weaken. Growth in exports and investment is slowing, consumer confidence is waning and stock and property markets are severely depressed. At a time when major infrastructure projects are being put off around the world, there are obvious slowdowns in China’s major industries, like iron and steel, construction and energy.  Our customers in such industries may face more challenges and hardships than before and tend to take more conservative positions in their business and investment, including the purchase of TRT or CHPG systems.

Our insurance may not cover all liabilities and damages.

Our industry can be dangerous and hazardous. The insurance we carry might not be enough to cover all the liabilities and damages that may be caused by potential accidents.

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

If we don’t have adequate income or our capital can’t meet the requirement for expansion of operations, we will need to seek financing to continue our business development. If we fail to acquire adequate financial resources at acceptable terms, we might have to postpone our proposed business development plans and reduce projections of our future incomes.

Risks Related to the People’s Republic of China

China’s economic policy may affect our business.

All of our assets are in China, and all of our revenue comes from business in China. Therefore, our business and prospects are tied to China’s economic, political and legal development.

China’s economy has quickly developed over the past 20 years. The Chinese government has taken many measures to balance the economic development and the allocation of resources. Some measures may have adverse effect on our industry. For example, government’s excessive investment control and changes in tax law may have adverse impacts on us.

China’s economy had been changed from planned economy into market economy. In recent years, the government has taken many measures to strengthen market forces to reduce state-owned assets and set up joint ventures. However, a great portion of Chinese assets, still remains controlled by the government. In addition, the government plays a great role in industrial development. The great level of interference of government in the business and industrial development might have an adverse impact on us because we are not part of the state-owned business, and our relationship with the governmental authorities might not be as strong as those state-owned enterprises.

China’s regulation of foreign currency exchange and cash out-flow may prevent us from remitting profits and dividends to the United States.

China has adopted complicated rules that govern foreign currency exchange and cash out-flow. Although we believe we meet the requirements of those rules, we may not be able to remit all of our profits to the United States and distribute dividends to our shareholders if those rules are substantially changed to restrict the cash out-flow.  Foreign currency exchange rate changes might also have negative impact on our financial performance.

We may face the hindrance of China’s bureaucratic system.

Foreign companies face the political, economic and legal risks when developing business in China. China’s bureaucratic system might hinder investment from foreign countries.

The legal system in China has some uncertainties, which may affect the implementation of laws.

The legal system in China is a system of civil laws, based on provisions and written codes, therefore precedents and cases are not binding on the future decisions of the courts. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general and encourage foreign investment in China.  Although the influence of the law has been increasing, in certain rural areas the legal system and its enforcement are not well implemented.  In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience on new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.   In some provincial areas, the government agencies and the courts are protectionist and may not fully enforce contractual rights against local parties.  In certain areas, the intellectual property and trade secret protections are not as effective as those in the other areas in China or in the U.S. in general.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities on foreign invested business and effectiveness on enforcement of laws and regulations in the less developed areas in China. The uncertainties, including new laws and regulations and changes of existing laws, as well judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease two office spaces, one in Xi’an and one in Shanghai. Our leased office space in Xi’an is located at Room B-909, Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC and we currently pay monthly rent of $2,940. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC, and we are currently pay monthly rent of $2,966.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASD’s Over-the-Counter Bulletin Board under the symbol “CREG.” (“CHDW” prior to March 8, 2007). On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from “BAQI” to “CHDW.” On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”.  On March 11, 2009, the last reported sales price for our common stock was $0.51 per share. As of March 1, 2009, there were 36,425,094 shares of our common stock outstanding held by approximately 3,142 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2008 and 2007:

	2008				2007
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$1.09	$1.34	$1.88	$2.72	$3.02	$1.01	$0.399	$0.449
Low	0.27	0.80	1.05	1.25	0.69	0.22	0.18	0.19
Close	0.51	1.10	1.24	1.45	2.15	0.66	0.25	0.20

We did not pay any cash dividends on our common stock in 2007 or 2008. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

On January 24, 2007, a group of individual purchasers entered a share purchase agreement with a group of shareholders of China Digital Wireless, Inc. (“Company”) to purchase 12,911,835 shares of Company’s common stocks owned by Sellers, $ 0.001 par value, for an aggregate purchase price of $ 490,000. Purchasers were Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers are Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom are shareholders of Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the individual purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new shares to purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the purchasers to the sellers and Company neither was entitled to nor received the proceeds of the sale.

On June 21, 2007, two of Company’s major shareholders, Guohua Ku and Hanqiao Zheng executed and consummated a share exchange agreement with a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”). Guohua Ku and Hanqiao Zheng sold 289,427 and 2,406,365 shares of CREG’s common stocks (“CREG shares”) they owned, respectively, to the purchasers for a total of 8,087,376 shares of Yingfeng’s common stocks (“Yingfeng Shares”), at the exchange rate of one CREG share for three Yingfeng shares. The share exchange agreement was initially negotiated and signed by Guohua Ku, Hanqiao Zheng and the representative of the purchasers on February 22, 2007. On June 21, 2007, the agreement was executed and consummated when all Purchasers and Sellers received the physical stock certificates of CREG shares and Yingfeng Shares delivered by the other party, pursuant to the Execution and Closing Clause of the share exchange agreement. As the result of this share exchange transaction, the purchasers, who were 472 individual shareholders of Yingfeng, acquired in total 2,695,792 shares of CREG’s common stocks. None of the purchasers acquired more than 1% of the total issued and outstanding common stocks of CREG in this transaction. Guohua Ku and Hanqiao Zheng own 8,784,273 and 0 shares of CREG’s common stocks, respectively, upon the consummation of this transaction. None of the purchasers in this share exchange transaction is a U.S. Person, as such term is defined in Rule 902(k) of Regulation S, or located within the U.S. This transaction is between non-U.S. Persons and takes place outside of the U.S. Therefore, this transaction is exempt from registration under the Securities Act of 1933 in reliance upon the exemption from registration pursuant to Regulation S of the rules and regulations promulgated by the SEC under the Securities Act of 1933.

On August 22, 2007, Guohua Ku executed and consummated a share exchange agreement with another group of individual shareholders of Yingfeng. Under the terms of this Agreement, Guohua Ku sold 623,410 shares of CREG’s common stocks he owned to the Purchasers for a total of 1,870,230 shares of Yingfeng’s common stocks, at the exchange rate of one CREG share for three Yingfeng shares. As the result of this share exchange transaction, this group of Yingfeng Shareholders acquired in total 623,410 shares of CREG’s common stock. None of them acquired more than 1% of the total issued and outstanding common stock of CREG in this transaction. Guohua Ku, owns 8,160,863 shares of CREG’s common stock after the consummation of this transaction.

On August 23, 2007, Guohua Ku executed and consummated a share purchase agreement with Hanqiao Zheng to sell 8,160,863 shares of CREG’s common stock he owned to Hanqiao Zheng for a total price of US $2,040,215. As the result of this share purchase transaction, Hanqiao Zheng acquired in total 8,160,863 shares of CREG’s common stock. Guohua Ku, owns 0 shares of CREG’s common stock after the consummation of this transaction.

On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the “Agreement A”) with Hanqiao Zheng Hanqiao, the President and major shareholder of the Company and TCH. Under the Agreement A, Hanqiao Zheng sold and transferred two TRT systems equipments (the “Assets”) amounting to $9,677,420 (equivalent to RMB 72,000,000) to the Company in exchange for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share. Under the same Agreement A, the Company subsequently sold and transferred to TCH the aforementioned Assets for a total price of $9,677,420 (equivalent to RMB 72,000,000). Currently, the management of TCH has no intention to engage the Assets to any new direct financing projects.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the “Agreement B”) with Hanqiao Zheng for a cash investment of $4,032,258 in exchange for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share.

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

The First Note bore interest at 10% per annum and matures on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note is subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note shall rank senior to all other debt of the Company.

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

The Second Note was not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

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

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the “2007 Plan”) under the Form S-8 Registration Statement. Pursuant to the 2007 Plan, the Company may issue stock, or grant options to acquire the Company’s common stock at par value $0.001 (the “Stock”), with an aggregate amount of 3,000,000 shares of the Stock, from time to time to employees and directors of the Company or other individuals, including consultants or advisors, all on the terms and conditions set forth in the 2007 Plan. The exercise price of the options are the closing price per share of the Company’s common stock on the grant date. On August 4, 2008, the Company approved the forms of Nonstatutory Stock Option Agreement –Manager Employee and Nonstatutory Stock Option Agreement – Non-Manager Employee for grants under the 2007 Plan.  The vesting terms of options grant under the 2007 Plan is subject to the agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable in the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable in the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.   Accelerated vesting of options may also occur upon a change in control or termination of employment due to death or disability.

Information about our equity compensation plan at December 31, 2008 that were either approved or not approved by our shareholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	3,000,000	$0.80	0

Total	3,000,000	$0.80	0

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in Item 1A. “Risk Factors” and the section “results of operations” below),  and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the  Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation and Comprehensive Income (Loss)” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary Shanghai TCH Data Technology Co., Ltd. (“TCH”), is in the business of selling and leasing energy saving equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. (“TCH”). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004. Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a cement waste heat power generator project. TCH will build two sets of 12MW pure low temp cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan.   Total investment will be approximately $12,593,000 (93 million RMB).  At the end of 2008, the Power Generator Project in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  The ownership of the power generator system belongs to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan the monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5000t/d cement manufacturing line and not less than 7440 hrs/yr heat providing hours to the electricity generator system.  Shengwei Group has collateralized the cement manufacturing line in Tongchuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five years operating period, TCH will have no further obligations under the cooperative agreement.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company was able to sublease for higher rental income under one-year, non-cancellable leases.

Starting in November 2008, the Chinese government announced a series of economic stimulus plans aimed at bolstering its weakening economy, a sweeping move that could also help fight the effects of the global slowdown. China will spend an estimated $586 billion over the next two years – roughly seven percent of its gross domestic product each year – to construct new railways, subways and airports and to rebuild communities devastated by an earthquake in the southwest China in May 2008. The economic stimulus package is the largest effort ever undertaken by the Chinese government. The government said that the stimulus would cover 10 areas, including low-income housing, electricity, water, rural infrastructure and projects aiming at environmental protection and technological innovation. The spending would begin immediately, with $18 billion scheduled for the last quarter of 2008.

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

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH and Huaxin. Xi’an TCH and Huaxin engage in the same business as TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Sales-type leasing and related revenue recognition

The Company leases TRT and CHPG systems to its customers. The Company transfers all benefits, risks and ownership of the TRT and CHPG systems to its customers at the end of each lease term, except for one system in which the Company transferred the ownership of the power generated system at the time the system was put into operation. The Company also leases power generating systems to its customers.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The Company manufactures and constructs the TRT and CHPG systems and power generation systems, and finances its customers for the selling price of the systems.  The sales and cost of goods sold are recognized at the point of sale. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory costs. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This Statement will not have an impact on the Company’s financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), which requires companies to recognize the underfunded or overfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur.  As required, we adopted the recognition provision of SFAS No. 158 on December 31, 2006.

SFAS No. 158 also requires companies to measure the funded status of defined benefit pension and other post-retirement plans as of their year-end reporting date. The measurement date provisions of SFAS No. 158 were effective for us as of December 31, 2008. We applied the measurement provisions by measuring our benefit obligations as of September 30, 2007, our prior measurement date, and recognizing a pro-rata share of net benefit costs for the transition period from October 1, 2007 to December 31, 2008 as a cumulative effect of change in accounting principle in retained earnings as of December 31, 2008.  The adoption of the measurement date provisions of SFAS No. 158 did not have a material impact on our financial position or results of operations for the periods presented.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and December 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008		2007
Years Ended December 31	$	% of Sales	$	% of Sales
Sales	19,217,663	100%	9,302,347	100%
Sales of products	8,048,956	42%	9,302,347	100%
Rental income	11,168,707	58%	-	-
Cost of sales	(14,001,736)	73%	(7,033,400)	76%
Cost of products	(6,191,505)	32%	(7,033,400)	76%
Rental expense	(7,810,231)	41%	-	-
Gross profit	5,215,927	27%	2,268,947	24%
Interest income on sales-type lease	2,285,582	12%	1,015,712	11%
Total operating income	7,501,509	39%	3,284,659	35%
Total Operating expenses	(2,773,702)	14%	(542,434)	6%
Income from operation	4,727,807	25%	2,742,225	29.5%
Total non-operating income (expenses)	(1,261,705)	(6.6)%	(425,964)	(4.6)%
Income (loss) before income tax	3,466,102	18%	2,316,261	25%
Income tax expense	(1,632,754)	8%	(466,647)	5%
Minority interest	(83)	-	-
Income from operations of discontinued component	-		28,699	0.3%
Net income (loss)	1,833,265	9.5%	1,878,313	20%

SALES. Net sales for 2008 were approximately $19.22 million while our net sales for 2007 were approximately $9.30 million, an increase in revenues of approximately $9.92 million. The increase was due to the change in our business during 2007. We discontinued our mobile phone business and commenced selling, manufacturing and constructing energy saving systems during 2007. We sell our energy saving systems through sales-type leases. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases are our major revenue source in addition to sales revenue. We sold two TRT systems through sales-type leasing during 2007 with sales recorded for approximately $9.30 million and interest income of approximately $1.02 million, while in 2008, we sold one CHPG system through sales-type leasing with sales of approximately $8.05 million in addition to total interest income of approximately $2.29 million from sales-type leases.  We also recorded rental income of approximately $11.17 million from leasing our two power generating systems in 2008.

COST OF SALES. Cost of sales for 2008 was approximately $14 million while our cost of sales for 2007 was approximately $7.03 million, an increase of approximately $6.97 million. The increase in cost of sales is attributed to changing our business type from a mobile phone business to manufacturing, selling, constructing and leasing the energy saving systems in 2007. Our cost of sales consisted of the cost of the energy saving systems for sales-type leases, and cost of the operating lease as we leased two power generating systems under one-year, non-cancellable leases with options to renew at a favorable price during 2008, which we subleased for higher monthly rental income under one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was approximately $5.22 million for 2008 as compared to approximately $2.27 million for 2007, representing gross margins of approximately 27% and 24% for 2008 and 2007, respectively. The increase in our gross profit was mainly due to changes of our business from a mobile phone business to manufacturing, selling, constructing and leasing energy saving systems. We sold two TRT systems through sales-type leasing with gross margin of approximately 24% during 2007, while during 2008, we sold one CHPG system through sales type leasing with gross profit margin of approximately 74%, and commenced operating lease business for leasing out two energy recycling power generation equipment systems at a profit margin of approximately 30%.

OPERATING INCOME. Operating income was approximately $7.50 million for 2008 while our operating income for 2007 was approximately $3.28 million, an increase of approximately $4.22 million. The growth in operating income was mainly due to (i) changing our business type, (ii) selling and leasing our energy saving systems through sales-type leasing, and (iii) commencing operating lease business in 2008. A new sales-type lease for power generated system was commenced in 2008 in addition to our two TRT systems which were sold under sales-type leases in 2007. The sales-type lease brings us additional interest income. Interest income on sales-type lease for 2008 was approximately $2.29 million, an approximately $1.27 million increase from approximately $1.02 million for 2007.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $2.77 million for 2008 as compared to approximately $0.54 million for 2007, an increase of approximately $2.23 million or 413%. This increase was mainly due to the compensation expense of approximately $856,000 related to the fair value of the stock options to employees, and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME. Our net income for 2008 was approximately $1.83 million as compared to approximately $1.88 million net income for 2007, a decrease of $45,048. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $1,250,000 and compensation expense of the fair value of stock options of approximately $856,000 for 2008. The convertible note that was issued on November 16, 2007 was repaid on June 25, 2008.  The vested and non-vested employee stock options that were granted on November 13, 2007 were cancelled on June 25, 2008, but reissued on August 4, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2008 and December 31, 2007

As of December 31, 2008, the Company had cash and cash equivalents of $7,267,344. At December 31, 2008, other current assets were approximately $16.54 million and current liabilities were approximately $12.51 million, working capital amounted to $11.30 million at December 31, 2008. The ratio of current assets to current liabilities was 1.90:1 at the year ended December 31, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2008 and 2007:

	2008	2007
Cash provided by (used in):
Operating Activities	$1,958,334	$4,997,455
Investing Activities	(10,896,198)	(8,640,969)
Financing Activities	13,957,150	5,068,583

Net cash flow provided in operating activities was approximately $1.96 million during 2008, as compared to approximately $5 million provided in same period of 2007. The decrease in net cash provided in operating activities was mainly due to the prepaid equipment rents of approximately $3.79 million as well as decrease in our accounts payable.

Net cash flow used in investing activities was approximately $10.90 million for 2008, as compared to approximately $8.64 million net cash used in investing activities for 2007. The increase of net cash flow used in investing activities was mainly due to the acquisition of equipment of $115,000 and payment for construction in progress of approximately $3.72 million for constructing a power generating system. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

Net cash flow provided by financing activities was approximately $13.96 million for 2008 as compared to net cash provided by financing activities of $5.07 million for 2007. The increase of net cash flow provided by financing activities was mainly due to the issuance of common stock to an accredited investor for $5 million, issuance of a convertible note to the same investor for $5 million, and issuance of common stock to one of our major shareholders for $4,032,258.

We believe we have sufficient cash to continue our current business through December, 2009 due to increased sales, interest revenue and rental income from operating activity as well as more than $11 million in working capital at the end of 2008. As of Dec 31, 2008, we have 3 sale-type leases, 2 TRT and 1 CHPG, and 2 operational leases, currently generating net cash flow. We believe we have sufficient cash resources to cover our capital expenditures we anticipate in 2009.

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

Contractual Obligations

Convertible Notes Payable

As mentioned in Item 5, on November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bore interest at 10% per annum and matured on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note is subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note shall rank senior to all other debt of the Company.

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

The Second Note was not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of China Recycling Energy Corporation:

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation (the “Company” or “CREG”) and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Pars Kurland Mohidin
Encino, California
March 8, 2009

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 2008	AS OF DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$7,267,344	$1,634,340
Investment in sales type leases, net	1,970,591	1,081,981
Interest receivable on sales type lease	82,406	144,262
Prepaid expenses	3,849,087	-
Other receivables	102,850	32,902
Inventory	10,534,633	9,870,315
Total current assets	23,806,911	12,763,800

NON-CURRENT ASSETS
Investment in sales type leases, net	14,837,879	7,933,780
Advance for equipment	2,642,889	2,467,579
Property and equipment, net	95,359	-
Construction in progress	3,731,016	-
Intangible assets, net	3,482	6,169
Total non-current assets	21,310,625	10,407,528

TOTAL ASSETS	$45,117,536	$23,171,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,186,902	$2,298,201
Unearned revenues	658,415	-
Tax payable	2,137,356	534,522
Accrued liabilities and other payables	3,528,527	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	315,068
Total current liabilities	12,511,200	5,785,025

ACCRUED INTEREST ON CONVERTIBLE NOTES	168,494	63,014

CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST	16,179	15,080

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of December 31, 2008 and 2007, respectively	36,425	25,015
Additional paid in capital	30,475,360	19,070,908
Statutory reserve	1,319,286	832,467
Accumulated other comprehensive income	3,582,587	1,718,260
Accumulated deficit	(2,991,995)	(4,338,441)
Total stockholders' equity	32,421,663	17,308,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,117,536	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
Revenue
Sales of products	$8,048,956	$9,302,347
Rental income	11,168,707	-
Total revenue	19,217,663	9,302,347
Cost of sales
Cost of products	6,191,505	7,033,400
Rental expense	7,810,231	-
Total cost of sales	14,001,736	7,033,400
Gross profit	5,215,927	2,268,947
Interest income on sales-type leases	2,285,582	1,015,712
Total operating income	7,501,509	3,284,659
Operating expenses
General and administrative expenses	2,773,702	542,434
Total operating expenses	2,773,702	542,434
Income from operations	4,727,807	2,742,225
Non-operating income (expenses)
Investment income	-	-
Interest income	27,033	-
Interest expense on convertible note	(1,314,689)	(377,402)
Other income	108,999	-
Other expense	(811)	(48,562)
Exchange loss	(82,237)	-
Total non-operating expenses	(1,261,705)	(425,964)
Income before income tax	3,466,102	2,316,261
Income tax expense	1,632,754	466,647
Net income from continuing operations	1,833,348	1,849,614
Income from discontinued operations	-	28,699
Less: minority interest	83	-
Net income	1,833,265	1,878,313
Other comprehensive item
Foreign currency translation gain	1,864,327	680,586
Comprehensive income	$3,697,592	$2,558,899

Basic weighted average shares outstanding	32,095,814	18,160,385
Diluted weighted average shares outstanding	59,861,719	18,855,897
Basic net earnings per share	$0.06	$0.10
Diluted net earnings per share	$0.03	$0.10

* Interest expense on convertible notes are added back to net income for the computation of diluted EPS.
* Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on Apr 29, 2008 with conversion price contingent upon future net profits.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated deficit	Total
Balance at December 31, 2006 (Restated)	17,147,268	$17,148	$4,229,845	$574,666	$1,037,674	$(5,958,953)	$(99,620)
Shares issued for capital contribution	7,867,821	7,867	9,669,553	-	-	-	9,677,420
Stock compensation expense related to stock options	-	-	171,510	-	-	-	171,510
Value of beneficial conversion feature in connection with convertible note	-	-	5,000,000	-	-	-	5,000,000
Net income for the year	-	-	-	-	-	1,878,313	1,878,313
Transfer to statutory reserves	-	-	-	257,801	-	(257,801)	-
Foreign currency translation gain	-	-	-	-	680,586	-	680,586
Balance at December 31, 2007	25,015,089	$25,015	$19,070,908	$832,467	$1,718,260	$(4,338,441)	$17,308,209
Shares issued for capital contribution	11,410,005	11,410	$14,020,848	$-	$-	$-	$14,032,258
Stock compensation expense related to stock options	-	-	856,207	-	-	-	856,207
Reversal of remaining value of beneficial conversion feature in connection with convertible note due to reversal of the convertible note	-	-	(3,472,603)	-	-	-	(3,472,603)
Net income for the year	-	-	-	-	-	1,833,265	1,833,265
Transfer to statutory reserves	-	-	-	486,819	-	(486,819)	-
Foreign currency translation gain	-	-	-	-	1,864,327	-	1,864,327
Balance at December 31, 2008	36,425,094	$36,425	$30,475,360	$1,319,286	$3,582,587	$(2,991,995)	$32,421,663

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,833,265	$1,878,313
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation and amortization	18,079	-
Amortization of discount related to conversion feature of convertible note	1,212,329	315,068
Stock option compensation expense	856,207	171,510
Accrued interest on convertible notes	105,480	63,014
Minority interest	83	14,463
(Increase) decrease in current assets:
Interest receivable on sales type lease	61,856	(144,262)
Prepaid equipment rent	(3,796,985)	-
Other receivables	(66,659)	212,288
Advances to suppliers	-	(1,590,891)
Increase (decrease) in current liabilities:
Accounts payable	(1,245,854)	2,204,167
Unearned revenue	647,948	-
Advance from customers	-	(179,787)
Tax payable	1,530,420	523,190
Accrued liabilities and other payables	802,165	1,530,382
Net cash used in operating activities	1,958,334	4,997,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	(7,063,105)	(8,640,969)
Acquisition of property & equipment	(115,350)	-
Construction in progress	(3,717,743)	-
Net cash used in investing activities	(10,896,198)	(8,640,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Convertible notes	5,000,000	5,000,000
Repayment to management	(75,108)	-
Advance from shareholder	-	68,583
Net cash provided by financing activities	13,957,150	5,068,583

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	613,718	(42,729)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,633,004	1,382,340

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	1,634,340	252,000

CASH & CASH EQUIVALENTS, END OF YEAR	$7,267,344	$1,634,340

Supplemental Cash flow data:
Income tax paid	152,881	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Since January 2007, the Company has gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

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

Under the Joint-Operation Agreement, TCH and Yingfeng jointly operated a top gas recovery turbine project (“TRT Project”) which designed, constructed, installed and operated a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. (“Zhangzhi”). The total costs contributed by TCH were approximately $1,426,000 (equivalent to Renminbi (“RMB”) 10,690,000). TCH provided various forms of investments and properties into the TRT Project including cash, hardware, software, equipment, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and receives monthly rental payments of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under another Joint-Operation Agreement, TCH and Yingfeng jointly operated a TRT Project which designed, constructed, installed and operated a TRT system and lease to Xingtai Iron and Steel Company Ltd. (“Xingtai”). TCH provided various forms of investments and properties into the TRT Project including cash, hardware, software, equipment, major components and devices. The total estimated costs of this TRT Project were approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in February 2007. In October 2007, the Company terminated the Joint-Operation Agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and receives monthly rental payments of approximately $117,000 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

On September 21, 2007, the Company’s subsidiary, TCH changed its name to “Shanghai TCH Energy Technology Co., Ltd.”

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a Cement Waste Heat Power Generator Project. TCH will build two sets of 12MW pure low temp cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan.   Total investment will be approximately $12,593,000 (93 million RMB).  At the end of 2008, construction of the Power Generator Project in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  The ownership of the power generator system belongs to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan the monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5000t/d cement manufacturing line and not less than 7440 hrs/yr heat providing hours to the electricity generator system.  Shengwei Group has collateralized the cement manufacturing line in Tongchuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five years operating period, TCH will have no further obligations under the cooperative agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi'an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”). Xi’an TCH and Huaxin engage in the same business as TCH. Substantially all of the Company's revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2008 and 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of each of December 31, 2008 and December 31, 2007, the Company had an accounts receivable allowance of $0.

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, leases, accounts payable, convertible notes and other receivables. The carrying amounts reported in the balance sheets for these financial instruments are a reasonable estimate of fair value because of the short period of their maturity, The convertible notes rate of  interest is equal to the  current market rate of interest.

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2008 and 2007.

Sales-type leasing and related revenue recognition

The Company leases TRT and CHPG systems to its customers. The Company usually will transfer all benefits, risks and ownership of the TRT and CHPG systems to its customers at the end of each lease term.  In one system, the Company transferred the ownership of the power generated system at the time of the system put into operation.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The Company manufactures and constructs the TRT and CHPG systems and power generated system, and finances its customers for the selling price of the systems.  The sales and cost of goods sold are recognized at the point of sale. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

Cost of sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing; and rental expenses for two pieces of power generation equipment for the operating lease.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments.   The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
Net income for basic weighted average shares	$1,833,265		$1,878,313
Net income for diluted weighted average shares	2,001,758		1,941,327

Weighted average shares outstanding - basic	32,095,814		18,160,385
Effect of dilutive securities:
Convertible notes	26,877,831	*	507,485
Options granted	888,074		188,027

Weighted average shares outstanding - diluted	59,861,719		18,855,897

(Loss) Earnings per share – basic *	$0.06		$0.11
(Loss) Earnings per share - diluted	$0.03		$0.10

* Interest expense on convertible note has been added back to net income for the computation of diluted earnings per share.

* Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.

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

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”), which requires companies to recognize the underfunded or overfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur.  As required, we adopted the recognition provision of SFAS No. 158 on December 31, 2006.

SFAS No. 158 also requires companies to measure the funded status of defined benefit pension and other post-retirement plans as of their year-end reporting date. The measurement date provisions of SFAS No. 158 were effective for us as of December 31, 2008. We applied the measurement provisions by measuring our benefit obligations as of September 30, 2007, our prior measurement date, and recognizing a pro-rata share of net benefit costs for the transition period from October 1, 2007 to December 31, 2008 as a cumulative effect of change in accounting principle in retained earnings as of December 31, 2008.  The adoption of the measurement date provisions of SFAS No. 158 did not have a material impact on our financial position or results of operations for the periods presented.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi, and CHPG systems to Tongchuan Shengwei with terms of five years, thirteen years and five years, respectively. The components of the net investment in sales-type leases as of December 31, 2008 and December 31, 2007 are as follows:

	2008	2007
Total future minimum lease payments receivables	$41,431,868	$27,162,928
Less: unearned interest income	(24,623,398)	(18,147,167)
Net investment in sales - type leases	$16,808,470	$9,015,761

Current portion	$1,970,591	$1,081,981
Noncurrent portion	$14,837,879	$7,933,780

As of December 31, 2008, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending December 31,
2009	$6,387,813
2010	6,446,916
2011	6,446,916
2012	5,103,381
2013	4,981,241
Thereafter	12,065,601
$41,431,868

4. PREPAID EXPENSES

Prepaid equipment rent for operating leases

On April 10, 2008, the Company leased energy recycling power generation equipment for operating under a one-year, non-cancellable lease for approximately $4,455,000 (RMB 31,000,000). At the end of this lease, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $10,940,000 (RMB 75,000,000). The lease payment of approximately $4,455,000 has been paid in full.

On the same day, the Company entered into a lease with a lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $583,000 (RMB 4,000,000) per month with an option to renew. The lessee will pay a lower monthly lease payment of approximately $486,000 (RMB 3,333,000) if the Company renews the lease of the equipment from the ultimate lessor after one year.

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

On the same day, the Company entered into a lease with the same lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $887,000 (RMB 5,850,000) per month with an option to renew. The lessee will pay a lower monthly lease payment of approximately $729,000 (RMB 5,000,000) if the Company renews the lease of the equipment from the ultimate lessor after one year.

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for office rental, parking space, insurance and legal fees.  Other prepaid expenses were approximately $28,000 and $0 for the year ended December 31, 2008 and 2007, respectively.

5. INVENTORY

Inventory consisted of two equipment systems that will be used for TRT or CHPG projects in the amount of $10,534,633 and $9,870,315 at December 31, 2008 and December 31, 2007, respectively.

6. ADVANCE FOR EQUIPMENT

“Advance for equipment” represented advance payment of approximately $2,640,000 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At December 31, 2008, this project has been terminated; the advance for the equipment will be recorded as the Company’s inventory when the title of the equipment officially transfers to the Company.

7. CONSTRUCTION IN PROGRESS

“Construction in progress” represented the amount paid to an independent contractor for constructing two power generation systems for the total amount of approximately $10,046,935 (RMB 68,500,000). The construction project commenced in March 2008, and will take about 11 months to complete. Upon completion, the Company will sell the power that is generated from this system to predetermined customers (See Note 20).  At December 31, 2008, the construction in progress amounted $3,731,016, one system has completed construction and was put into operation, the other system is expected to be completed in March 2009.

8. TAX PAYABLE

“Tax payable” consisted of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Income tax payable	$2,040,433	$491,835
Business tax payable	86,692	41,126
Other taxes payable	10,231	1,561
	$2,137,356	$534,522

9. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at December 31, 2008 and 2007, respectively:

	2008		2007
Other payables	$		$
Cash advance from third parties		-		138,201
Employee training and social insurance payable		125,323		17,646
Consulting and legal expenses		371,125		371,000
Payable to Yingfeng		1,676,878		1,747,958
Deposit from lessee		1,024,252		-
Total other payables		3,197,578		2,274,805
Employee welfare payable		258,443		228,923
Accrued maintenance expense		72,506		61,998
Total		$3,528,527		$2,565,726

“Consulting and legal expenses” was the expenses paid by a third party on behalf of the Company, which will be repaid by the Company.  “Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. “Deposit from lessee” represented deposit received for leasing out the power generation equipments.

10. ADVANCE FROM MANAGEMENT

“Advance from management” represented the balances due to a director for unsecured advances in 2007, which are interest free and repayable in the next twelve months. This advance was repaid as of December 31, 2008.

11. MINORITY INTEREST

“Minority interest” represented a 20% equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in a similar business to TCH.

12. DISCONTINUED OPERATIONS

Since January 2007, the Company has phased out and scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued these businesses. Accordingly, the results of the discontinued operations have been segregated from continuing operations. The discontinued operations had an income of $28,457 for the year ended December 31, 2007. The income represented the write down of deferred revenue generated from the provision of pager value-added information services.

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

The Company’s subsidiaries generated substantially all of its net income from its PRC operations. Shanghai TCH’s effective income tax rates for 2008 and 2007 are 18% and 15%, respectively. Xi’an TCH’s effective income tax rate for 2008 is 25%. Shanghai TCH and its subsidiaries Xi’an TCH and Xingtai Huaxin filed separate income tax returns.  Net income for 2008 would have been lower by approximately $0 as Shanghai TCH incurred net loss for the year and approximately $531,000 or $0.03 basic earnings per share for 2007, if the Company did not benefit the from the income tax exemption.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company's consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.  At December 31, 2008 and 2007, Sifang Holing has net operating losses of approximately $23,000 and $246,000 incurred in nontaxable jurisdictions, respectively.

The parent company, China Recycling Energy Co., Ltd., is taxed in the U.S. and has a net operating loss approximately of $1,768,000 in addition to approximately $856,200 stock option compensation expenses for 2008; and approximately $376,000 net operating loss in addition to approximately $171,500 stock option compensation expense for the year ended December 31, 2007. Net operating loss can be carryforward for 20 years.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007, respectively:

	2008	2007
US statutory rates	34%	34%
Tax rate difference	(15.9)%	(1)%
Effect of tax holiday	0.8%	(18)%
Effect of tax on loss in nontaxable jurisdiction	0.2%	1%
Valuation allowance	28%	4%
Tax per financial statements	47.1%	20.0%

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

The First Note bore interest at 10% per annum and matured on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note is subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note shall rank senior to all other debt of the Company.

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

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the investors. Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

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

The Second Note was not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

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

The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

Effective June 25, 2008, the Company cancelled all vested shares and accepted optionees’ forfeiture of any unvested shares underlying the currently outstanding options.

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The new awards were considered as replacement awards and were recorded in accordance with SFAS 123®.The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The following table summarizes activity for employees in the Company’s Plan for 2008 and 2007:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Exercisable at December 31, 2007	-
Granted	-
Exercised	-
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	$0.80	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Exercisable at December 31, 2008	-

The Company recorded $856,207 of compensation expense for employee stock options during 2008, of which, $632,444 was for the options cancelled on June 25, 2008.

The weighted-average grant date fair value of stock options granted to employees for 2008 was $0.80 per share. The Company recorded $223,763 of compensation expense for employee stock options that were newly issued during the year of 2008. There were no options exercised during 2008.

16. SHAREHOLDERS’ EQUITY

On April 29, 2008, the Company issued and the Investors subscribed for a total of 4,066,706 shares of common stock of the Company, at the price of $1.23 per share for an aggregate purchase price of $5,002,048 under the Purchase Agreement.

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

The Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 cash to the Company during 2008. This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

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

19. COMMITMENTS

Shengwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shengwei Group for building two sets of 12MW pure low temp cement waste heat power generator systems for its two 2,500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan. At the end of 2008, the power generator system in Tong Chuan has completed construction and was put into operation, the other system in Jin Yang is expected to be complete in April 2009 with approximately $7,246,000 (RMB 53millon) in total investment.

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang Binhai”) in Cangzhou City, Hebei Province, a world-class nickel-iron manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, CREG will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-iron per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. The project is expected to start in March 2009 and be completed within 11 months with approximately $ 7.8 million (RMB 55 million) in total investment.  At December 31, 2008, this project had not commenced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management carried out an assessment, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rule 13(a)-14(c). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

While management concluded that no material weaknesses existed, management also determined that there were two significant deficiencies:

•	a need for additional controls and procedures to improve the recordkeeping systems at the Company; and

•
a need for additional financial personnel, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States.

To address these concerns, we intend to retain a consultant to evaluate our internal controls and procedures and to assist us in making improvements to the quality of our controls, policies and procedures. In addition, we are in search for more qualified financial personnel with experience with U.S. GAAP and U.S. public company reporting and compliance obligations, while we are in efforts to remediate these deficiencies through improving supervision, education, and training of our accounting staff.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting

We believe the many changes we adopted in 2008 to alleviate the material weaknesses we discovered in our internal controls over financial reporting as of December 31, 2007 have been effective.  In order to correct the material weaknesses, we implemented several steps during 2008 that materially improved our internal control over financial reporting:

1.           Reorganized the accounting and finance department and hired additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions;

2.           Engaged a new accounting firm and a new legal firm that have experience working with U.S. public companies;

3.           Hired a certified public accountant with expertise in U.S. accounting principles to prepare the Company’s annual report and quarterly reports;

4.           Established a complete management system based upon the Company’s internal accounting process to ensure that internal control over financial reporting is effective;

5.           Established an internal audit system with a senior accountant serving as the Company's internal auditor;

6.           Made amendments to the Company’s accounting system and working process (including internal audit and material transaction review and verification process) to strengthen the timeliness and efficiency of the Company’s internal controls; and

7.           Engaged an outside consultant to provide the company with independent internal control risk consulting services related to the company’s compliance efforts.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

The information required by Part III of this Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in the Company’s definitive Information Statement to be filed pursuant to Regulation 14A relating to the Company’s annual consent action and is incorporated herein by reference. The Company will, within 120 days of the end of its fiscal year, file with the SEC a definitive information statement pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors and executive officers required by this Item will be set forth under the caption “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in the Company’s definitive Information Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” in the definitive Information Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Information Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About Our Board of Directors and Corporate Governance” in the Information Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be set forth in the Company’s definitive Information Statement under the caption “Information about Our Independent Registered Public Accounting Firm” in the Information Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm (page 22).
(ii)	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007 (page 23).
(iii)	Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007 (page 24).
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008 and December 31, 2007 (page 25).
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007 (page 26).
(vi)	Notes to Consolidated Financial Statements (pages 27- 42).

(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 23, 2009	By:	/s/ Hanqiao Zheng
Hanqiao Zheng
President and Chairman of the Board of Directors

Date: March 23, 2009	By:	/s/ Guohua Ku
Guohua Ku
Director and Chief Executive Officer

Date: March 23, 2009	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 8, 2004).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1
Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the shareholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 8, 2004).

10.2
Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3
TRT Joint Operation Agreement between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co.Ltd. dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2007)

10.4
Share exchange agreement between Hanqiao Zheng and Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”) signed on February 22, 2007 and consummated on June 21, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2007)

10.5
Share exchange agreement between Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”) dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.6	Share purchase agreement between Guohua Ku and Hanqiao Zheng dated on August 23, 2007 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2007).

10.7	Assets Transfer and Share Issuance Agreement between Company and Hanqiao Zheng on November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9
Stock and Notes Purchase Agreement, between Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd.  and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10
Amendment to Stock and Notes Purchase Agreement, between Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2008).

Exhibit No.	Description
10.11
Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12
Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13
5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14
Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15
Registration Rights Agreement between Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16
Shareholders Agreement between Company and Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2008). *

10.18	2007 Nonstatutory Stock Option Plan (filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

14.1	Code of Ethics (filed as an Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the period ending December 31, 2004).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Current Report on Form 8-K dated November 16, 2007).

23.1	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the President and Chairman of the Board. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.3	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Section 1350 certification. †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.