Form 10-K/A
period 2008-12-31
CHINA RECYCLING ENERGY CORP
filed 2009-04-30
CIK 721693

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Xi An City, Shan Xi Province, China

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of March 31, 2009, the registrant had 36,425,094 shares of Common Stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 13.	Certain Relationships and Related Transactions, Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the China Recycling Energy Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”) previously filed with the Securities and Exchange Commission on March 23, 2009. This amendment (the “Amended Report”) is being filed to amend the Annual Report to include certain Part III information. All other items and exhibits contained in the Form 10-K as filed on March 23, 2009 remain unchanged.

This Amended Report does not include the entire Form 10-K.  Except as otherwise expressly stated for the items amended herein, this Amended Report continues to speak as of the date of the Annual Report and has not been updated to reflect events that have occurred since the filing of the Annual Report.  Accordingly, this Amended Report should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This amendment to our annual report on Form 10-K and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed March 23, 2009),  and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position
Guohua Ku	47	Chief Executive Officer and Chairman of the Board
Lanwei Li	27	Vice President and Director of Business and Director
Xinyu Peng	40	Chief Financial Officer and Secretary
Zhigang Wu	37	Vice President, Finance
Nicolas Shao	37	Director

Guohua Ku was appointed as a director and Chief Executive Officer as of December 10, 2008.  He was elected Chairman of the Board as of April 1, 2009.  Prior to joining the Company, Mr. Ku served as a Senior Engineer for Yingfeng Technology from 2003 to 2007.  From 1979 to 2003, Mr. Ku served in multiple capacities for Shan Xi Blast Air Blower (Group) Co., Ltd., with his last position serving as a Senior Engineer.

Lanwei Li was appointed as a director on April 1, 2009.  He has been working for the Company and its predecessors since March 2005 and currently works as Vice President and Director of Business, supervising the departments of Business Development, Investment Management and Strategy Development.  He has a higher education background in investment economy management.

Xinyu Peng was appointed as Chief Financial Officer of the Company on August 4, 2008.  On December 10, 2008, the board of directors also appointed Mr. Peng as Secretary of the Company.  Prior to joining the Company, Mr. Peng served as Vice President of Tavistock Group Asia from January 2008 to July 2008. From November 2006 to July 2008, Mr. Peng served as Chief Financial Officer and Director of MOD3 Cabinets & Home LLC.  From July 2003 to July 2008, he served as Chief Financial Officer of Creative Hospitality Concepts LLC.

Zhigang Wu  was appointed as Vice President, Finance starting in October 2007 and is responsible for the securities and financing activities of the Company.  Before joining the Company, Mr. Wu worked for over a decade in the securities and investment industries with Guotai-Junan Securities and Zhongzheng Investment.  Mr. Wu received a bachelor degree from Inner-Mongolia Finance & Economy University in 1998, with a major in international finance.

Nicolas Shao was appointed as a director of the Company on June 3, 2008, in accordance with the terms of the Shareholders Agreement between the Company and, among other parties, certain Carlyle Asia Growth investors.  Mr. Shao is currently a Vice President of Carlyle Asia Growth and has worked in several international investment banks, including Credit Suisse First Boston and Morgan Stanley as a senior manager and analyst.

Board of Directors and Board Committees

Our board of directors currently consists of three directors. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us.  Currently, we have not established any committees of our board of directors. The entire board of directors oversees and acts on all matters relevant to the Company.  No directors receive any compensation for their services on our board of directors.

Pursuant to the Shareholders Agreement, dated as of November 16, 2007, between the Company and, amongst other parties, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P.  CAGP III Co-Investment, L.P. has the right to appoint up to two members of the board of directors for so long as they remain investors in the Company.  There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Code of Ethics

We have adopted a written Code of Business Conduct that applies to all of our employees, including our principal executive officer and principal financial officer.  A printed copy of our code of ethics is available without charge by sending a written request to: China Recycling Energy Corporation, ATTN: Corporate Secretary, Suite 909, Tower B, Chang An International Building, No. 88 Nan Guan Zheng Jie, Xi An City, Shan Xi Province, China 710068.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, and regulations of the SEC thereunder, require our directors, officers and persons who own more than 10% of our common stock, as well as certain affiliates of those persons, to file with the SEC initial reports of their ownership of our common stock and subsequent reports of changes in that ownership. Directors, officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these reports received by us and on information provided by the reporting persons, we believe that during the fiscal year ended December 31, 2008, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements, except that: (i) Zhigang Wu reported one cancellation of stock options and one stock option grant late on Form 4; (ii) Nicholas Shao filed late an initial statement of beneficial ownership on Form 3 upon his appointment to the board of directors; and (iii) Xinyu Peng filed late an initial statement of beneficial ownership on Form 3 upon his appointment as Chief Financial Officer.  Additionally, individuals who ceased to be reporting persons under Section 16(a) during the fiscal year ended December 31, 2008 complied with all applicable filing requirements, except that: Xiaogang Zhu and Guanyu Wu each reported one cancellation of stock options and one stock option grant late on Form 4.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2008 and 2007, by those individuals who served as our Chief Executive Officer during any part of 2008.  None of our other executive officers had total compensation in excess of $100,000 during 2008.  The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guohua Ku (1)	2008	$1,498	—	—	—	—	—	—	$1,498
Chief Executive Officer and Chairman of the Board	2007

Guangyu Wu (2)	2008	$66, 676	—	—	$57, 080	—	—	—	$123,756
Former Chief Executive Officer	2007	$33,399	—	—	11,434	—	—	—	$44,833

(1)	Guohua Ku was appointed as Chief Executive Officer of the Company on December 10, 2008.
(2)	Guangyu Wu resigned as Chief Executive Officer of the Company on December 10, 2008.
(3)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), for awards made under our 2007 Nonstatutory Stock Option Plan, which include amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008.  The agreement has a two year term starting December 10, 2008 that includes a one-month probationary period.  Mr. Ku receives a salary of RMB 15,850 per month (approximately $27,880 annuallly) for his service as CEO.  The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring.   Mr. Ku has the right to resign at any time upon a 30 days written notice to the Company.

Mr. Guangyu Wu entered into an employment agreement with the Company to serve as its CEO on October 26, 2007.  Mr. Wu subsequently resigned his position as CEO of the Company as of December 10, 2008.  The agreement had a two year term starting October 26, 2007 and included a one-month probationary period. Mr. Wu was receiving a salary of RMB 40,200 per month (approximately $70,700 annuallly) at the time of his resignation, but his employment agreement otherwise had identical terms as Mr. Ku’s agreement described above.

Nonstatutory Stock Option Plan

The board of directors of the Company approved the China Recycling Energy Corporation 2007 Nonstatutory Stock Option Plan (the “2007 Plan”) on November 13, 2007, which permits grants of nonstatutory stock options to all employees, officers, directors and consultants of the Company or its affiliates.  The 2007 Plan authorizes the issuance of up to 3,000,000 shares of common stock of the Company and by its terms will expire on November 12, 2012.  On November 13, 2007, the Board authorized the issuance of options on all 3,000,000 shares to eligible recipients under the 2007 Plan.  These stock options had a five year term and an exercise price of $1.23 per share.

The recipients of the outstanding stock options forfeited all of the outstanding options as of  June 25, 2008 and new grants of stock options equaling 3,000,000 shares were made on August 4, 2008.  These new stock options were granted with an exercise price of $0.80 per share, the fair market value of the Company's common stock on the date of grant.  The options vested as to 15% on the six-month anniversary of the date of grant; vest 15% on the first anniversary of the date of grant; vest 50% on the second anniversary of the date of grant; and vest the remaining 20% on the third anniversary of the date of grant. The stock options also become fully vested upon termination without cause, termination for good reason, termination due to death or disability or in the event of a change in control of the Company.  The stock options expire on the fifth anniversary of the date of grant.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($ )	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Guohua Ku	–	–		–	–	–	–	–	–	–
Guangyu Wu	30,000	170,000	(1)	–	$0.80	8/4/2013	–	–	–	–

(1)	The stock options, granted on August 4, 2008, vest as to 15% on February 2, 2009; 15% on August 4, 2009; 50% on August 4, 2010; and the remaining 20% on August 4, 2011.

Potential Payments Upon Termination or Change of Control

Employment Agreements

Certain of our executive officers, including our CEO, have an employment agreement with the Company.  Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, as defined in the agreement, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty pursuant to the employment agreement.

2007 Plan

To date, the only awards outstanding under the 2007 Plan are stock options.  Under the terms of the 2007 Plan, recipients have the right to exercise any vested options, in whole or in part, at any time after termination during the remaining term of the option; provided, however, that the Board may specify a shorter period for exercise following termination as it deems reasonable and appropriate.   In the event of the recipient’s termination of employment by the Company without “cause” (as may be defined in an employment agreement), by the recipient for “good reason” (as may be defined in an employment agreement), or by reason of the recipient's death or “disability” (as may be defined in an employment agreement), any portion of the option that has not become vested and exercisable as of the date of the termination of employment shall immediately vest and become exercisable.  The 2007 Plan is more fully described above in the narrative following the Summary Compensation Table.

Director Summary Compensation Table

The following table sets forth certain information regarding the compensation earned by or awarded during the 2008 fiscal year to each director that is not a named executive officer and who served on our board of directors in the 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nicolas Shao	—	—	—	—	—	—	0

Hanqiao Zheng	—	—	—	—	—	—	0

(1)	The aggregate number of option awards outstanding at December 31, 2008 for each of the directors was as follows:

Name	Options
Nicolas Shao	0
Hanqiao Zheng	0

Non-employee directors are eligible to participate in the 2007 Plan at the discretion of the full board of directors.  If grants are made to the directors, the options are granted at fair market value, as defined in the 2007 Plan, and are subject to the normal terms and conditions of the 2007 Plan.  No grants of stock options were made to non-employee directors in 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth certain information by each of the following as of March 31, 2009 (unless otherwise indicated) regarding their beneficial ownership of our common stock: (i) each person who is known by us to beneficially own more than 5% of our common stock; (ii) our Chief Executive Officer and the other individual named in the Summary Compensation Table in this Amended Report; (iii) each of our directors; and (iv) all of our directors and executive officers as of March 31, 2009 as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities.  Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and sole investment power with respect to the shares set forth opposite each person’s or entity’s name.

Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 31, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

	Common Stock Beneficially Owned
Beneficial Owner	Number of Shares		Percent of Class
Carlyle Asia Growth Partners III, L.P. c/o The Carlyle Group 1001 Pennsylvania Avenue, NW, Suite 220 Washington, DC 20004	8,131,746	(1)	22.32%
Guohua Ku	18,706,843		51.36%
Lanwei Li	45,000	(2)	*
Zhigang Wu	18,000	(3)	*
Nicolas Shao	—		*
All executive officers and directors as a group (5 persons)	18,769,843	(4)	51.53%

*	Less than one percent (1%) of outstanding shares.
(1)
The amount shown and the following information is derived from Amendment No. 1 to the Schedule 13D filed jointly by (i) Carlyle Asia Growth Partners III, L.P., a Cayman Islands exempt limited partnership (“Asia Growth”), (ii) CAGP III Co-Investment, L.P., a Cayman Islands exempt limited partnership (“Co-Investment”), (iii) CAGP General Partner, L.P., a Cayman Islands exempt limited partnership, (iv) CAGP Ltd., a Cayman Islands exempt company, (v) TC Group Cayman, L.P., a Cayman Islands exempt limited partnership (vi) TCG Holdings Cayman, L.P., a Cayman Islands exempt limited partnership, and (vii) Carlyle Offshore Partners II, Ltd. A Cayman Islands exempt company, reporting beneficial ownership as of April 29, 2008. According to the amended Schedule 13D, Asia Growth and Co-Investment are the record owners of 7,785,415 and 346,331 shares of Common Stock, respectively. CAGP General Partner, L.P. is the general partner of both Asia Growth and Co-Investment. CAGP General Partner, L.P. may, by virtue of it being the general partner of Asia Growth and Co-Investment, be deemed to have voting control and investment discretion over the securities held by Asia Growth and Co-Investment. The sole general partner of CAGP General Partner, L.P. is CAGP Ltd., a limited company that is wholly owned by TC Group Cayman, L.P. The sole general partner of TC Group Cayman, L.P. is TCG Holdings Cayman, L.P. Carlyle Offshore Partners II, Ltd. Is the sole general partner of TCG Holdings Cayman, L.P. Each of CAGP Ltd., TC Group Cayman, L.P., TCG Holdings Cayman, L.P., and Carlyle Offshore Partners II, Ltd. May, by virtue of being the owner or general partner, as the case may be, of CAGP General Partner, L.P., CAGP Ltd., TC Group Cayman, L.P., and TCG Holdings Cayman, respectively, be deemed to have voting control and investment discretion over the securities held by Asia Growth and Co-Investment.

(2)	Includes 18,000 shares issuable upon the exercise of options.
(3)	Includes 45,000 shares issuable upon the exercise of options.
(4)	Includes 18,706,843 shares held directly and 63,000 shares issuable upon the exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2008 with respect to securities authorized for issuance under the 2007 Plan, which was not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	3,000,000	$0.80	0
Total	3,000,000	$0.80	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The board of directors must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

Director Independence

Nicolas Shao is our only non-employee director, and our board of directors has determined he is independent pursuant to the listing rules of NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees earned by Goldman Park Kurland Mohidin, for the audit and other services provided that related to the fiscal years ended December 31, 2008 and 2007.  We have not yet selected our auditor for the 2009 fiscal year.

	2008	2007
Audit Fees	$155,000	$137,500
Audit-Related Fees	18,170	16,000
Tax Fees	—	—
All Other Fees	—	—
Total	$173,170	$153,500

Audit Fees.  Audit fees for the fiscal years ended December 31, 2008 and 2007 were for professional services rendered for audits of our annual financial statements and review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees.  Audit-related fees for the fiscal years ended December 31, 2008  and 2007 were for assurance and related services related to the audit and review of our annual financial statements and our quarterly financial statements included in our Quarterly Reports on Form 10-Q.

The board of directors has determined that the provision of these services is compatible with the maintenance of the independence of Goldman Park Kurland Mohidin.

The board of directors has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget.  The services include the engagement of the independent registered public accounting firm for audit services and audit-related services.

If we need to engage the independent registered public accounting firm for other services, which are not considered subject to the general pre-approval as described above, then the board of directors must approve such specific engagement as well as the projected fees.  If the timing of the project requires an expedited decision, then the Board has delegated to the Chairman the authority to pre-approve such engagement, subject to fee limitations.  The Chairman must report all such pre-approvals to the entire board of directors for ratification at the next meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 30, 2009	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: April 30, 2009	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

Date: April 30, 2009	By:	/s/ Lanwei Li
Lanwei Li
Director and Vice President

Date: April 30, 2009	By:	/s/ Nicolas Shao
Nicolas Shao
Director

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

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2008). *

10.18	2007 Nonstatutory Stock Option Plan (filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

14.1	Code of Ethics (filed as an Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the period ending December 31, 2004).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Current Report on Form 8-K dated November 16, 2007).

23.1	Consent of Independent Registered Public Accounting Firm (filed as exhibit 23.1 to the Company’s Annual Report on Form 10-K dated March 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Section 1350 certification. †

* Management contract, compensatory plan or arrangement.
† Exhibits filed herewith.