Form 10-Q
period 2009-03-31
CHINA RECYCLING ENERGY CORP
filed 2009-05-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer    ☐    Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of March 31, 2009 was 36,425,094.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2009	AS OF DECEMBER 31, 2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$10,212,758	$7,267,344
Investment in sales type leases, net	2,152,977	1,970,591
Interest receivable on sales type leases	237,033	82,406
Advance to suppliers	73,156	-
Prepaid expenses	1,049,381	3,849,087
Other receivables	121,885	102,850
Inventory	13,101,420	10,534,633
Deferred tax asset	14,032	-
Total current assets	26,962,642	23,806,911
NON-CURRENT ASSETS
Investment in sales type leases, net	14,285,747	14,837,879
Advance for equipment	-	2,642,889
Property and equipment, net	90,026	95,359
Construction in progress	5,193,171	3,731,016
Intangible assets, net	3,293	3,482
Total non-current assets	19,572,237	21,310,625
TOTAL ASSETS	$46,534,879	$45,117,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,184,716	$1,186,902
Unearned revenues	658,289	658,415
Tax payable	1,058,328	2,137,356
Accrued liabilities and other payables	3,583,069	3,528,527
Stock option liability	827,965	-
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	5,000,000
Total current liabilities	12,312,367	12,511,200

DEFERRED TAX LIABILITY	945,761	-
ACCRUED INTEREST ON CONVERTIBLE NOTES	231,507	168,494
CONTINGENCIES AND COMMITMENTS STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 36,425,094 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	36,425	36,425
Additional paid in capital	30,251,597	30,475,360
Unamortized compensation expense, net	(1,454,954)	-
Statutory reserve	1,489,719	1,319,286
Accumulated other comprehensive income	3,552,692	3,582,587
Accumulated deficit	(846,451)	(2,991,995)
Total Company stockholders’ equity	33,029,028	32,421,663

Noncontrolling interest	16,216	16,179
Total equity	33,045,244	32,437,842
TOTAL LIABILITIES AND EQUITY	$46,534,879	$45,117,536

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
Revenue
Rental income	$4,322,893	$-

Total revenue	4,322,893	-
Cost of sales
Rental expense	3,021,673	-
Total cost of sales	3,021,673	-
Gross profit	1,301,220	-
Interest income on sales-type leases	1,198,531	564,952

Total operating income	2,499,751	564,952
Operating expenses
General and administrative expenses	795,438	648,610

Total operating expenses	795,438	648,610

Income (loss) from operations	1,704,313	(83,658)
Non-operating income (expenses)
Interest income	5,013	-
Interest expense on convertible note	(63,232)	(743,278)
Financial expense	(2,094)	(422)
Other income	-	1,581
Exchange loss	-	(11,189)

Total non-operating expenses	(60,313)	(753,308)

Income (loss) before income tax	1,644,000	(836,966)
Income tax expense	568,111	50,947

Net income (loss) from operations	1,075,889	(887,913)
Less: Net income attributable to noncontrolling interest	40	27

Net income (loss)	1,075,849	(887,940)
Other comprehensive item
Foreign currency translation gain (loss)	(29,895)	74,725

Comprehensive income (loss)	$1,045,954	$(813,215)

Basic weighted average shares outstanding	36,425,094	25,015,089
Diluted weighted average shares outstanding	46,760,632	30,508,410

Basic net earnings per share	$0.03	$(0.04)
Diluted net earnings per share	$0.02	$(0.04)

*  Interest expense on convertible notes are added back to net income for the computation of diluted EPS.
* Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
* Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$1,075,889	$(887,913)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	7,348	17
Amortization of discount related to conversion feature of convertible note	-	623,288
Stock option compensation expense	389,376	325,155
Accrued interest on convertible notes	63,013	124,658
Changes in deferred tax	931,756	-
(Increase) decrease in current assets:
Interest receivable on sales type leases	211,913	(94,903)
Advance to suppliers and prepaid expenses	2,799,495	(192,463)
Other receivables	(19,053)	1,622
Increase (decrease) in current liabilities:
Accounts payable	(1,960)	(69,737)
Tax payable	(1,078,653)	(125,995)
Accrued liabilities and other payables	55,144	17,227

Net cash provided by (used in) operating activities	4,434,268	(279,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	-	282,188
Acquisition of property & equipment	(1,843)	(80,823)
Construction in progress	(1,462,908)	(977,299)

Net cash used in investing activities	(1,464,751)	(775,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to management	-	(72,826)
Advance from shareholder	-	250,000

Net cash provided by financing activities	-	177,174

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(24,103)	41,065

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,945,414	(836,739)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,267,344	1,634,340

CASH & CASH EQUIVALENTS, END OF PERIOD	$10,212,758	$797,601

Supplemental Cash flow data:
Income tax paid	$732,561	$127,336
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND 2008

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Energy Technology Co., Ltd (“TCH”), sells and leases energy saving systems and equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

Since January 2007, the Company has phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

On February 1, 2007, the Company’s subsidiary, TCH, entered into two top gas recovery turbine system (“TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, Peoples Republic of China (the “PRC”), and engages in designing, installing, and operating TRT systems and sales of other renewable energy products.

Under the first joint-operation agreement, TCH and Yingfeng jointly operated a top gas recovery turbine project (“TRT Project”), which designed, constructed, installed and operated a TRT system and leased it to Zhangzhi Iron and Steel Holdings Ltd. (“Zhangzhi”). The total costs contributed by TCH were approximately $1,426,000 (equivalent to Renminbi (“RMB”) 10,690,000). TCH provided capital and various properties into the TRT Project, including hardware, software, equipment, major components and devices. The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint-operation agreement with Yingfeng. TCH became entitled to the rights, titles, benefits and interests in the TRT Project and receives monthly rental payments of approximately $147,000 (equivalent to RMB 1,100,000) from Zhangzhi for a lease term of thirteen years. At the end of the lease term, TCH will transfer the rights and titles of the TRT Project to Zhangzhi without cost.

Under the second joint-operation agreement, TCH and Yingfeng jointly operated a TRT Project, which designed, constructed, installed and operated a TRT system and lease to Xingtai Iron and Steel Company Ltd. (“Xingtai”). TCH provided capital and various properties into the TRT Project, including hardware, software, equipment, major components and devices. The total estimated costs of this TRT Project were approximately $3,900,000 (equivalent to RMB 30,000,000). The construction of the TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint-operation agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and receives monthly rental payments of approximately $117,000 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a Cement Waste Heat Power Generator Project (“CHPG”). TCH will build two sets of 12MW pure low temperature cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan.   Total investment will be approximately $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the Power Generator Project in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  The ownership of the power generator system belongs to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan the monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5000 tons per day cement manufacturing line and not less than 7440 heat providing hours per year for the electricity generator system.  Shengwei Group has collateralized the cement manufacturing line in Tongchuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five years operating period, TCH will have no further obligations under the cooperative agreement.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for quarterly financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2009 and December 31, 2008, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of March 31, 2009 and December 31, 2008, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2009 and December 31, 2008, the Company had an accounts receivable allowance of $0.

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, receivable on sales-type leases, accounts payable, convertible notes and other receivables. The carrying amounts reported in the balance sheets for the leases and other financial instruments are a reasonable estimate of fair value because of the short period of their maturity. The convertible notes rate of interest is equal to the current market rate of interest.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2009 and December 31, 2008.

Sales-type leasing and related revenue recognition

The Company leases TRT and CHPG systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT or CHPG system to its customers at the end of each lease term.  In one system (CHPG), the Company transferred the ownership of the power generated system when the system was put into operation.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The Company manufactures and constructs the TRT and CHPG systems and power generating system, and finances its customers for the price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values of financial instruments.   The carrying amounts reported in the statements of financial position for investment in sales-type leases, current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

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

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008
Net income (loss) for basic weighted average shares	$1,075,849		$(887,940)
Net income (loss) for diluted weighted average shares *	1,138,862		(887,940)

Weighted average shares outstanding - basic	36,425,094		25,015,089
Effect of dilutive securities:
Convertible notes	10,335,538	*	4,217,620
Options granted	-		1,275,701

Weighted average shares outstanding - diluted	46,760,632		30,508,410

Earnings (loss) per share – basic	$0.03		$(0.04)
Earnings (loss) per share – diluted *	$0.02		$(0.04)

* Interest expense on convertible note has been added back to net income for the computation of diluted earnings per share.
* Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
* Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130 “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. All of the Company’s assets are located in the PRC.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Adoption of SFAS 163 did not have a material impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

3.           NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi, and CHPG systems to Tongchuan Shengwei with terms of five years, thirteen years and five years, respectively. The components of the net investment in sales-type leases as of March 31, 2009 (unaudited) and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Total future minimum lease payments receivables	$39,767,708	$41,431,868
Less: unearned interest income	(23,328,984)	(24,623,398)
Net investment in sales - type leases	$16,438,724	$16,808,470

Current portion	$2,152,977	$1,970,591
Noncurrent portion	$14,285,747	$14,837,879

As of March 31, 2009, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending March 31,	Rentals
2010	$6,562,676
2011	6,445,689
2012	6,201,456
2013	4,980,293
2014	4,184,930
Thereafter	11,392,664
$39,767,708

4.           PREPAID EXPENSES

Prepaid equipment rent for operating leases

On April 10, 2008, the Company leased energy recycling power generation equipment under a one-year, non-cancellable lease for approximately $4,455,000 (RMB 31,000,000). At the end of this lease, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $10,940,000 (RMB 75,000,000). The lease payment of approximately $4,455,000 was paid in full.

On the same day, the Company entered into a lease with a lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $583,000 (RMB 4,000,000) per month with an option to renew. The lessee will pay a monthly payment of approximately $486,000 (RMB 3,333,000) if the Company renews the lease of the equipment from the ultimate lessor after one year.

On May 21, 2008, the Company leased energy recycling power generation equipment from the same lessor under a one-year, non-cancellable lease for approximately $6,560,000 (RMB 45,000,000). At the end of the one-year lease term, the Company has the right to renew the lease for another four-year term at an aggregate price of approximately $17,500,000 (RMB 120,000,000) with a separate agreement. The lease payment of approximately $6,560,000 was paid in full.

On the same day, the Company entered into a lease with the same lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $887,000 (RMB 5,850,000) per month with an option to renew. The lessee will pay a monthly payment of approximately $729,000 (RMB 5,000,000) if the Company renews the lease of the equipment from the ultimate lessor after one year.

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for office rental, parking space, insurance and legal fees.  Other prepaid expenses were approximately $3,600 and $28,000 at March 31, 2009 and December 31, 2008, respectively.

5.           INVENTORY

Inventory consisted of two equipment systems that will be used for TRT or CHPG projects in the amount of $13,101,420 and $10,534,633 at March 31, 2009 and December 31, 2008, respectively.

6.           ADVANCE FOR EQUIPMENT

“Advance for equipment” represented advance payment of approximately $2,640,000 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At December 31, 2008, this project was terminated; during the first quarter of 2009, the title of the equipment has officially transferred to the Company as the Company’s inventory.

7.           CONSTRUCTION IN PROGRESS

“Construction in progress” represented the amount paid to an independent contractor for constructing two power generation systems for the total amount of approximately $8,600,000 (RMB 58,500,000). The construction project commenced in March 2008, and will take about 12 - 15 months to complete. Upon completion, the Company will sell the power that is generated from this system to predetermined customers (See Note 18).  At March 31, 2009, the construction in progress $5,193,171, one system had been completed and put into operation, and the other system was expected to be completed in May 2009.

8.           TAX PAYABLE

“Tax payable” consisted of the following at March 31, 2009 (unaudited) and December 31, 2008, respectively:

	March 31,	December 31
	2009	2008
Income tax payable	$943,870	$2,040,433
Business tax payable	102,464	86,692
Other taxes payable	11,994	10,231
	$1,058,328	$2,137,356

9.           ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at March 31, 2009 (unaudited) and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008

Other payables Employee training, labor union expenditure, social insurance payable	$159,485	$125,323
Consulting and legal expenses	371,544	371,125
Payable to Yingfeng	1,676,481	1,676,878
Security deposit from lessee	1,024,006	1,024,252
Total other payables	3,231,516	3,197,578
Accrued payroll and welfare	263,848	258,443
Accrued maintenance expense	87,705	72,506
Total	$3,583,069	$3,528,527

“Consulting and legal expenses” was the expenses paid by a third party on behalf of the Company, which will be repaid by the Company.  ”Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. “Deposit from lessee” represented deposit received for leasing out the power generation equipments.

10.        NONCONTROLLING INTEREST

“Noncontrolling interest” represented a 20% equity interest in Huaxin. Huaxin was incorporated in November 2, 2007, and engages in a similar business to TCH.  Huaxin only had interest income for the three months ended March 31, 2009 and 2008, a minority share of the income was $40 and $27 for the three months ended March 31, 2009 and 2008, respectively.

11.        DEFERRED TAX

Deferred tax asset arose from accrued maintenance cost on two TRT machines that can be deducted for tax purposes in the future.

Deferred tax liability represented differences between the tax bases and book bases income on sales-type leases.

As of March 31, 2009, deferred tax asset (liability) consisted of the following:

March 31, 2009

Deferred tax asset - current	$14,032
Deferred tax liability - noncurrent	$(945,761)

12.        INCOME TAX

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

The Company’s subsidiaries generated substantially all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2009 and 2008 are 20% and 18%, respectively. Xi’an TCH and its subsidiary’s effective income tax rate for 2009 and 2008 is 25%. Huahong’s effective income tax rate for 2009 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, and Huahong file separate income tax returns.

Shanghai TCH, as a business in the Development Zone, is subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall increase over a five-years as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Co., Ltd., is taxed in the U.S. and had a net operating loss approximately of $1,063,000 at March 31, 2009 in addition to approximately $1,245,000 in stock option compensation expense and approximately $1,210,000 in amortization of discount related to the conversion feature the Company’s of convertible note.  Net operating losses can be carryforward for 20 years.  A 100% valuation allowance was established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008, respectively:

	March 31, 2009	March 31, 2008
US statutory rates	34.00%	(34.00)%
Tax rate difference	(9.00)%	(3.41)%
Effect of tax holiday	-	(2.37)%
Effect of tax on loss on nontaxable jurisdiction	0.04%	0.52%
Valuation allowance	9.52%	45.35%
Tax per financial statements	34.56%	6.09%

13.        CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold the Investors a 10% Secured Convertible Promissory Note in the principal amount of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for an aggregate purchase price of approximately $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bore interest at 10% per annum and was due on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, convert, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

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

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company’s common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

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

14.        STOCK-BASED COMPENSATION PLAN

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan, which was later amended and restated in August 2008 (the “2007 Plan”), and granted stock options with an aggregate amount of 3,000,000 shares of the stock at $1.23 per share to acquire the Company’s common stock at par value $0.001 to twenty (20) managerial and non-managerial employees under the 2007 Plan.

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.  The new options were considerer a modification to the original options under FAS 123R as it was reissued within six months from the cancellation date, as such, the Company recorded the fair value of the new options as option liability under variable accounting.  During the three months ended March 31, 2009, the Company recorded $258,102 loss from the change in fair value of the employee stock options.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-	-	-
Exercised	-	-	-
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	3,000,000	$0.80	4.34

The Company recorded $131,274 and $325,155 of compensation expense for employee stock options during the three months ended March 31, 2009 and 2008, respectively.  There were no options exercised during the first quarter of 2009.

15.        SHAREHOLDERS’ EQUITY

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

The Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 to the Company during 2008. This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

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

17.        CONTINGENCIES

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

18.        COMMITMENTS

Shengwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shengwei Group for building two sets of 12MW pure low temp cement waste heat power generator systems for its two 2,500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan. At the end of 2008, the power generator system in Tong Chuan has completed construction and was put into operation, while the other system in Jin Yang is expected to be completed in May 2009 with approximately $8,600,000 (RMB 58millon) in total investment.

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang Binhai”) in Cangzhou City, Hebei Province, a world-class nickel-iron manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-iron per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. The project has started cunstruction in March 2009 and will be completed within 11 months with approximately $ 7.8 million (RMB 55 million) in total investment.

19.        SUBSEQUENT EVENTS

On April 6, 2009, the Company announced it had signed a joint venture (“JV”) agreement with Erdos Metallurgy Co., Ltd. (“Erdos”), located in Inner Mongolia of China, to reduce pollution and improve energy efficiency at Erdos facilities.  Pursuant to the agreement, the JV, which will initially be 80% owned by CREG through Xi’an TCH, its wholly owned subsidiary, will design, install, test, operate, and monitor 11 energy-recycling systems, which generate electricity and heat from industrial waste, at 54 iron ore furnaces owned by Erdos. The JV is expected to reduce Erdos’s dependence on the external power grid by 10% and lessen the need for coal-fired boilers to generate heat.  The first system (“Phase One”) is expected to be completed and start power generation by October 2009.  Phase One is projected to generate annual revenue of approximately $2.9 million (RMB 20 million) for the next 20 years. When completed, the 11 systems are projected to have a combined capacity of 70 MW with the potential to grow to 120 MW or more and 30 tons of steam per hour. Together these systems are expected to generate revenue of $38 million (RMB 265 million) per year.

On April 13, 2009, the Company’s wholly owned subsidiary, Xi’an TCH Energy Technology Co., Ltd., entered into a one-year working capital loan agreement with the Industrial Bank Co., Ltd.’s Xi’an branch, to borrow $2.9 million (RMB 20 million) at an interest rate of 5.3%. The loan agreement contains standard representations, warranties and covenants.

On April 20, 2009, the Company entered into a Stock Purchase Agreement with an accredited private investor. Pursuant to the agreement, CREG issued approximately 2.4 million shares, with a one-year lock-up period not to sell, for an aggregate purchase price of $2 million, or $0.85 per share.

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note in the principal amount of $3 million to Carlyle Asia Growth Partners and CAGP III Co-Investment (“Carlyle Asia”). In addition, the Company amended and restated the 5% Secured Convertible Promissory Note in the principal amount of $5 million previously issued to Carlyle Asia in April 2008.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary Shanghai TCH Energy Technology Co., Ltd. (“TCH”), is in the business of selling and leasing energy saving systems and equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004. Since January 2007, the Company has gradually phased out and has now eliminated its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On February 1, 2007, the Company’s subsidiary, TCH entered into two TRT Project joint-operation agreements with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, the PRC, and engages in the business of designing, installing, and operating TRT systems and sales of other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. In October 2007, the Company terminated both joint-operation agreements with Yingfeng and became fully entitled to the rights, titles, benefits and interests in the TRT Projects.

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a cement waste heat power generator project. TCH will build two sets of 12MW pure low temperature cement waste heat power generator systems for its two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan.   Total investment will be approximately $12,593,000 (93 million RMB).  At the end of 2008, the Power Generator Project in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  The ownership of the power generator system belongs to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan the monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5,000 tons per day cement manufacturing line and not less than 7,440 heat providing hours per year to the electricity generator system.  Shengwei Group has collateralized the cement manufacturing line in Tongchuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, TCH will have no further obligations under the cooperative agreement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and revenues. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Financial instruments that potentially subject the Company to credit risk primarily are accounts receivable, receivable on sales-type leases and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Sales-type leasing and related revenue recognition

The Company leases TRT and CHPG systems to its customers. The Company transfers all benefits, risks and ownership of the TRT and CHPG systems to its customers at the end of each lease term, except for one system in which the Company transferred the ownership of the power generated system at the time the system was put into operation. The Company also leases power generating systems to its customers.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and its various amendments and interpretations. The Company manufactures and constructs the TRT and CHPG systems and power generation systems, and finances its customers for the selling price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory costs. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1did not have a material impact on the Company’s financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 163 did not have a material impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption was prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a material impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141 (R) on January 1, 2009.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008
Three Months Ended March 31	$	% of Sales	$	% of Sales

Sales	$4,322,893	100%	$—	—
Sales of Products	—	—	—	—
Rental income	4,322,893	100%	—	—
Cost of sales	(3,021,673)	70%	—	—
Cost of products	—	—	—	—
Rental expense	(3,021,673)	70%	—	—
Gross profit	1,301,220	30%	—	—
Interest income on sales-type lease	1,198,531	28%	564,952	—
Total operating income	2,499,751	58%	564,952	—
Total Operating expenses	(795,438)	18%	(648,610)	—
Income (loss) from operation	1,704,313	39%	(83,658)	—
Total non-operating income (expenses)	(60,313)	(1.4)%	(753,308)	—
Income (loss) before income tax	1,644,000	38%	(836,966)	—
Income tax expense	568,111	13%	50,947	—
Net income attributable to noncontrolling interest	(40)	—	(27)	—
Net income (loss)	$1,075,849	25%	$(887,940)	—

SALES. Net sales for the first quarter of 2009 were approximately $4.32 million while our net sales for the first quarter of 2008 were $0, an increase in revenues of approximately $4.32 million. The increase was due to commencement of leasing two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid by the Company in full to generate a rental income since the second quarter of 2008. We recorded rental income of approximately $4.32 million from leasing our two power generating systems in the first quarter of 2009, and there were no sales or leasing activities in the first quarter of 2008. We also sold one energy saving system (CHPG system) through sales-type leasing at the end of 2008, in addition to two TRT systems that were sold under sales-type leases in 2007. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leasing is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the first quarter of 2009 was approximately $3.02 million while our cost of sales for the same period in 2008 was $0, an increase of approximately $3.02 million. Our cost of sales consisted of the cost of the operating lease as we leased two power generating systems under one-year, non-cancellable leases with options to renew at a favorable price during 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was approximately $1.30 million for the first quarter of 2009 as compared to $0 for the same period in 2008, representing a gross margin of approximately 30% and 0% for the first quarter of 2009 and 2008, respectively. The gross profit was mainly due to the commencement of our operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008.

OPERATING INCOME. Operating income was approximately $2.50 million for the first quarter of 2009 while our operating income for the same period in 2008 was approximately $0.56 million, an increase of approximately $1.93 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing, and (ii) commencing our operating lease business since the second quarter of 2008. Interest income on sales-type leasing for the first quarter of 2009 was approximately $1.20 million, an approximately $0.63 million increase from approximately $0.56 million for the same period in 2008, this increase was mainly due to increased interest income on a CHPG system that was put into operation at the end of 2008.  During the first quarter of 2009, the interest income for our two TRT systems was approximately $560,000 and the interest income for the CHPG system was approximately $638,000.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $0.80 million for the first quarter of 2009 as compared to approximately $0.65 million for the same period in 2008, an increase of approximately $146,828 or 23%. This increase was mainly due to variable fair value of compensation expenses for stock options to employees and a proportional increase in payroll, marketing and maintenance expenses due to our responsibility for the daily maintenance and repair of the CHPG system.

NET INCOME. Our net income for the first quarter of 2009 was approximately $1.08 million as compared to an approximately $0.89 million net loss for the same period in 2008, an increase of approximately $1.96 million. This increase in net income was mainly due to the rental income commenced since the second quarter of 2008 and additional interest income from sales-type leasing of the new CHPG system.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

As of March 31, 2009, the Company had cash and cash equivalents of $10,212,758. At March 31, 2009, other current assets were approximately $16.75 million and current liabilities were approximately $12.31 million.  Working capital amounted to $14.65 million at March 31, 2009. The ratio of current assets to current liabilities was 2.19:1 at the three months ended March 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$4,434,268	$(279,044)
Investing Activities	(1,464,751)	(775,934)
Financing Activities	-	177,174

Net cash flow provided by operating activities was approximately $4.43 million during the first quarter of 2009, as compared to approximately $0.28 million used in the same period of 2008. The increase in net cash inflow was mainly due to the increase in net income as well as decrease in our advances to suppliers and prepaid expenses.

Net cash flow used in investing activities was approximately $1.46 million in the first quarter of 2009, as compared to approximately $0.78 million used in the same period of 2008. The increase of net cash flow used in investing activities was mainly due to payment for construction in progress of approximately $1.46 million for a power generating system. The construction project commenced in March 2008, and is expected to be completed in May 2009. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

Net cash flow provided by financing activities was $0 for the quarter ended March 31, 2009 as compared to net cash provided by financing activities of $0.18 million for the same period in 2008. There were no financing activities during the first quarter of 2009 while we had a short term advance from shareholders during the first quarter of 2008.

We believe we have sufficient cash to continue our current business through March, 2010 due to stable interest revenue and rental income from our operating activities as well as more than $14.65 million in working capital at the end of March 31, 2009. As of March 31, 2009, we have three sale-type leases, two TRT systems and one CHPG system, and 2 operational leases, currently generating net cash flow. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2009.

We do not believe that inflation has had a significant negative impact on our results of operations during 2009.

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

Contractual Obligations

Convertible Notes Payable

On April 29, 2008, we issued and sold to the Investors a 5% Secured Convertible Promissory Note in the principal amount of $5,000,000.  The terms for the Note were amended and restated on April 29, 2009.

This note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the Investors pursuant to a share pledge agreement. The note is not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

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

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: May 14, 2009	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: May 14, 2009	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.