Form 10-Q
period 2009-06-30
CHINA RECYCLING ENERGY CORP
filed 2009-08-19
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

          ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to ___________

Commission File No. 000-12536

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of June 30, 2009 was 38,778,085.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2009	AS OF DECEMBER 31, 2008
	(UNAUDITED)	(RESTATED)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$14,662,204	$7,267,344
Investment in sales type leases, net	3,296,294	1,970,591
Interest receivable on sales type leases	230,078	82,406
Prepaid expenses	20,451	3,849,087
Other receivables	112,178	102,850
Inventory	13,408,481	10,534,633

Total current assets	31,729,686	23,806,911

NON-CURRENT ASSETS
Investment in sales type leases, net	22,131,128	14,837,879
Advance for equipment	-	2,642,889
Property and equipment, net	88,577	95,359
Construction in progress	4,499,480	3,731,016
Intangible assets, net	9,583	3,482

Total non-current assets	26,728,768	21,310,625

TOTAL ASSETS	$58,458,454	$45,117,536

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,243,403	$1,186,902
Bank loan payable	2,927,443	-
Unearned revenues	658,675	658,415
Taxes payable	273,087	1,313,949
Accrued liabilities and other payables	2,623,401	3,528,527
Convertible notes	8,000,000	5,000,000

Total current liabilities	17,726,009	11,687,793

DEFERRED TAX LIABILITY	946,845	823,407

ACCRUED INTEREST ON CONVERTIBLE NOTES	335,836	168,494

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,778,035 and 36,425,094 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	38,778	36,425
Additional paid in capital	36,387,842	33,947,963
Statutory reserve	1,883,400	1,319,286
Accumulated other comprehensive income	3,581,495	3,582,587
Accumulated deficit	(2,718,249)	(6,464,598)

Total Company stockholders' equity	39,173,266	32,421,663

Noncontrolling interest	276,498	16,179

Total equity	39,449,764	32,437,842

TOTAL LIABILITIES AND EQUITY	$58,458,454	$45,117,536

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
		(RESTATED)		(RESTATED)
Revenue
Sales of products	$9,513,077	$-	$9,513,077	$-
Rental income	5,946,892	2,616,416	1,623,999	2,616,416
Total revenue	15,459,969	2,616,416	11,137,076	2,616,416
Cost of sales
Cost of products	7,317,751	-	7,317,751	-
Rental expense	4,148,572	1,832,609	1,126,899	1,832,609
Total cost of sales	11,466,323	1,832,609	8,444,650	1,832,609
Gross profit	3,993,646	783,807	2,692,426	783,807
Interest income on sales-type leases	2,333,472	1,139,727	1,134,941	574,775
Total operating income	6,327,118	1,923,534	3,827,367	1,358,582

Operating expenses
General and administrative expenses	1,355,741	1,503,779	560,303	855,169
Total operating expenses	1,355,741	1,503,779	560,303	855,169
Income from operations	4,971,377	419,755	3,267,064	503,413
Non-operating income (expenses)
Interest income	-	14,846	-	14,846
Interest expense	(433,768)	(4,664,384)	(375,549)	(3,921,106)
Financial expense	(2,764)	(1,001)	(670)	(579)
Other income	-	1,604	-	23
Exchange loss	(2,389)	(80,445)	(2,389)	(69,256)
Total non-operating expenses	(438,921)	(4,729,380)	(378,608)	(3,976,072)
Income (loss) before income tax	4,532,456	(4,309,625)	2,888,456	(3,472,659)
Income tax expense	225,151	368,498	(342,960)	317,551
Net income (loss) from operations	4,307,305	(4,678,123)	3,231,416	(3,790,210)
Less: Net income attributable to noncontrolling interest	(3,158)	56	(3,198)	29
Net income (loss)	4,310,463	(4,678,179)	3,234,614	(3,790,239)
Other comprehensive item
Foreign currency translation gain (loss)	(1,092)	1,110,475	28,803	1,035,750
Comprehensive income (loss)	$4,309,371	$(3,567,704)	$3,263,417	$(2,754,489)
Basic weighted average shares outstanding	37,348,071	27,718,959	38,260,905	30,422,829
Diluted weighted average shares outstanding	43,511,301	32,639,681	44,600,370	34,602,018
Basic net earnings per share	$0.12	$(0.17)	$0.08	$(0.12)
Diluted net earnings per share	$0.10	$(0.17)	$0.07	$(0.12)

* Interest expense on convertible notes are added back to net income for the computation of diluted EPS
* Diluted weighted average shares outstanding includes shares estimated to be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
* Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$4,307,305	(4,678,123)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	15,018	5,000
Amortization of discount related to conversion feature of convertible note	-	4,684,932
Stock option compensation expense	442,191	632,444
Accrued interest on convertible notes	167,342	(20,548)
Changes in deferred tax	123,438	-
(Increase) decrease in current assets:
Accounts receivable	-	(843,015)
Interest receivable on sales type leases	230,051	-
Prepaid expenses	3,899,203	(9,213,073)
Other receivables	(1,708)	(22,193)
Inventory	(299,355)	-
Increase (decrease) in current liabilities:
Accounts payable	2,055,791	4,392,250
Taxes payable	(1,041,599)	267,704
Accrued liabilities and other payables	(906,267)	1,041,821
Net cash provided by (used in) operating activities	8,991,410	(3,752,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	(8,988,974)	559,436
Acquisition of property & equipment	(14,297)	(85,789)
Construction in progress	(766,900)	(5,613,063)
Net cash used in investing activities	(9,770,171)	(5,139,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,000,000	9,032,258
Issuance of convertible notes	3,000,000	5,000,000
Bank loan payable	2,927,101	-
Cash contribution from noncontrolling interest	263,439	-
Due from management	(3,440)	(73,906)
Net cash provided by financing activities	8,187,100	13,958,352
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(13,479)	301,119
NET INCREASE IN CASH & CASH EQUIVALENTS	7,394,860	5,367,254
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,267,344	1,634,340
CASH & CASH EQUIVALENTS, END OF PERIOD	$14,662,204	$7,001,594

Supplemental Cash flow data:
Income tax paid	$1,074,560	$105,433
Interest paid	$261,858	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

            China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Energy Technology Co., Ltd (“TCH” or “Shanghai TCH”), sells and leases energy saving systems and equipment. The businesses of mobile phone distribution and provision of pager and mobile phone value-added information services were discontinued in 2007.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

Beginning January 2007, the Company phased out and scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers.

On February 1, 2007, the Company’s subsidiary, TCH, entered into two top gas recovery turbine systems (“TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, Peoples Republic of China (the “PRC”), and engages in designing, installing, and operating TRT systems and sales of other renewable energy products.

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

Under the second joint-operation agreement, TCH and Yingfeng jointly operated a TRT Project, which designed, constructed, installed and operated a TRT system and leased it to Xingtai Iron and Steel Company Ltd. (“Xingtai”). TCH provided capital and various properties into the TRT Project, including hardware, software, equipment, major components and devices. The total estimated costs of this TRT Project were approximately $3,900,000 (equivalent to RMB 30,000,000). The TRT Project was completed and put into operation in August 2007. In October 2007, the Company terminated the joint-operation agreement with Yingfeng. TCH became fully entitled to all the rights, titles, benefits and interests of the TRT Project and receives monthly rental payments of approximately $117,000 (equivalent to RMB 900,000) from Xingtai for a lease term of five years. At the end of the lease term, TCH will transfer all the rights and titles of the TRT Project to Xingtai without cost.

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a Cement Waste Heat Power Generator Project (“CHPG”). TCH will build two sets of 12MW pure low temperature cement waste heat power generator systems for Shengwai’s two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan.   Total investment will be approximately $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5000 tons per day cement manufacturing line and not less than 7440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five years operating period, TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, TCH entered a supplementary agreement with Shengwei Group to amend the timing for title transfer until the end of the leasing term.

On June 29, 2009, construction of the CHPG in Jin Yang was completed at a total cost of approximately $7,318,000 (RMB 50,000,000) and put into operation.  TCH will charge Jin Yang a technical service fee of $336,600 (RMB 2,300,000) monthly for sixty months.  Jin Yang has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Jin Yang is required to provide assurance of proper functioning of 5000 tons per day cement manufacturing lines and not less than 7440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period.  Effective July 1, 2009, TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos”) for recycling waste heat from Erdos 's metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of JV is $2,635,000 (RMB 18,000,000).  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $8,773,000 (RMB 60,000,000).  In order to capitalize the JV, Erdos contributed land, water, waste heat and 10% of the total investment of the project, and Xi'an TCH contributed 90% of the total investment. Xi'an TCH and Erdos will receive 80% and 20% of the profit allocation from the JV, respectively, until Xi'an TCH has received a complete return on its investment; Xi'an TCH and Erdos will then receive 60% and 40% of the profit allocation from the JV, respectively. When the term of the JV expires, Xi'an TCH will transfer its equity in the JV to Erdos at no additional cost.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for quarterly financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”) which is 80% owned by TCH, and Xi’an TCH’s 90% owned subsidiary Erdos TCH , and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2009 and December 31, 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of June 30, 2009 and December 31, 2008, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2009 and December 31, 2008, the Company had an accounts receivable allowance of $0.

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, receivables on sales-type leases, and other receivables. The carrying amounts reported in the balance sheets for the leases and other financial instruments are a reasonable estimate of fair value because of the short period of their maturity.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Impairment of long-life assets

In accordance with SFAS 144, the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2009 and December 31, 2008.

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

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose estimated fair values of financial instruments.   The carrying amounts reported in the statements of financial position for investment in sales-type leases, current assets and current liabilities, and convertible notes qualifying as financial instruments are a reasonable estimate of fair value.

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

 As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

	Six Months Ended, June 30, 2009	Six Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008 (Restated)
Net income (loss) for common shares	$4,310,463	$(4,678,179)	$3,234,614	$(3,790,239)
Interest expense on convertible notes*	167,342	-	104,329	-
Net income (loss) for diluted shares	4,477,805	(4,678,179)	3,338,943	(3,790,239)

Weighted average shares outstanding - basic	37,348,071	27,718,959	38,260,905	30,422,829
Effect of dilutive securities:
Convertible notes *	6,163,230	4,101,751	6,339,465	3,985,883
Options granted	-	818,971	-	193,306
Weighted average shares outstanding - diluted	43,511,301	32,639,681	44,600,370	34,602,018

Earnings (loss) per share – basic	$0.12	$(0.17)	$0.08	$(0.12)
Earnings (loss) per share – diluted	$0.10	$(0.17)	$0.07	$(0.12)

*	Interest expense on convertible note was added back to net income (loss) for the computation of diluted earnings per share.
*	Diluted weighted average shares outstanding includes shares estimated to be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
*	Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

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

New Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transferred financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.  The subsequent events were evaluated through August 17, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the US. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

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

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), “Business Combinations,” was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009.  SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions.  SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  SFAS 141(R) significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, “Accounting for Income Taxes,” was also amended by SFAS 141(R) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141(R) on January 1, 2009.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3.           NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi, and CHPG systems to Tongchuan Shengwei and Jin Yang Shengwei with terms of five years, thirteen years, five years and five years, respectively. The components of the net investment in sales-type leases as of June 30, 2009 (unaudited) and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Total future minimum lease payments receivables	$55,241,992	$41,431,868
Less: unearned interest income	(29,814,570)	(24,623,398)
Net investment in sales - type leases	$25,427,422	$16,808,470

Current portion	$3,296,294	$1,970,591
Noncurrent portion	$22,131,128	$14,837,879

As of June 30, 2009, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending December 31,	Rentals
2010	$9,781,152
2011	10,686,806
2012	8,365,237
2013	8,365,237
2014	6,806,825
Thereafter	11,236,735
$55,241,992

4.           PREPAID EXPENSES

Prepaid equipment rent for operating leases

On April 10, 2008, the Company leased energy recycling power generation equipment under a one-year, non-cancellable lease for approximately $4,455,000 (RMB 31,000,000). At the end of this lease, the Company had the right to renew the lease for another four-year term at an aggregate of approximately $10,940,000 (RMB 75,000,000). The lease payment of approximately $4,455,000 was paid in full.  The Company did not renew the lease at the end of the one-year lease.

On the same day, the Company entered into a lease with a lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $583,000 (RMB 4,000,000) per month with an option to renew. The lessee would have paid a monthly payment of approximately $486,000 (RMB 3,333,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessor was unable to renew the lease as the Company did not renew its lease.

On May 21, 2008, the Company leased energy recycling power generation equipment from the same lessor under a one-year, non-cancellable lease for approximately $6,560,000 (RMB 45,000,000). At the end of the one-year lease term, the Company had the right to renew the lease for another four-year term at an aggregate of approximately $17,500,000 (RMB 120,000,000) with a separate agreement. The lease payment of approximately $6,560,000 was paid in full.  The Company did not renew the lease at the end of the one-year lease.

On the same day, the Company entered into a lease with the same lessee referenced in the second paragraph of this Note 4 to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $887,000 (RMB 5,850,000) per month with an option to renew. The lessee would have paid a monthly payment of approximately $729,000 (RMB 5,000,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessor was unable to renew the lease as the Company did not renew its lease.

At June 30, 2009 and December 31, 2008, the prepaid equipment for operating leases was approximately $0 and $3,821,000, respectively.

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for office rental, parking space, salary, insurance and legal fees.  Other prepaid expenses were approximately $20,451 and $28,000 at June 30, 2009 and December 31, 2008, respectively.

5.           INVENTORY

At June 30, 2009, Inventory of $13,408,481 consisted of two equipment systems that will be used for TRT or CHPG projects, and other equipment and machinery that will be used for construction of power generation systems.  At December 31, 2008, Inventory of $10,543,633 consisted of two equipment systems that will be used for TRT or CHPG.

6.           ADVANCE FOR EQUIPMENT

“Advance for equipment” represented advance payment of approximately $2,640,000 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At December 31, 2008, this project was terminated; during the first quarter of 2009, the title of the equipment officially transferred to the Company as the Company’s inventory.

7.           CONSTRUCTION IN PROGRESS

“Construction in progress” represented the amount paid for constructing power generation systems. At June 30, 2009 and December 31, 2008, the construction in progress was $4,499,480 for the power generation system project in Erdos TCH and $3,731,016 for the Jin Yang project, respectively.  The Jin Yang project was completed and put into operation at June 30, 2009.

8.           TAX PAYABLE

“Tax payable” consisted of the following at June 30, 2009 (unaudited) and December 31, 2008, respectively:

	June 30,	December 31, 2008
	2009	(Restated)
Income tax payable	$244,886	$1,217,026
Business tax payable	32,748	86,692
Other taxes payable	(4,547)	10,231
	$273,087	$1,313,949

9.           ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at June 30, 2009 (unaudited) and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008

Other payables Employee training, labor union expenditure, social insurance payable	$145,758	$125,323
Consulting and legal expenses	377,544	371,125
Payable to Yingfeng	1,677,463	1,676,878
Security deposit from lessee	-	1,024,252
Total other payables	2,200,765	3,197,578
Accrued payroll and welfare	311,727	258,443
Accrued maintenance expense	110,909	72,506
Total	$2,623,401	$3,528,527

“Consulting and legal expenses” was the expenses paid by a third party for the Company and will be repaid by the Company.  “Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. “Deposit from lessee” represented a deposit received for leasing out the power generation equipment.

10.        NONCONTROLLING INTEREST

“Noncontrolling interest” represents the Company’s 20% equity interest in Huaxin, and 10% equity interest in Erdos TCH, however, the  Company’s share of profit in Erdos TCH is 20%. Huaxin and Erdos TCH engage in similar business as TCH.  The minority share of the income (loss) was $(3,158) and $56 for the six months ended June 30, 2009 and 2008, and $(3,198) and $29 for the three months ended June 30, 2009 and 2008, respectively.

11.        DEFERRED TAX

Deferred tax asset arose from the accrued maintenance cost on two TRT machines that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of June 30, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	December 31, 2008	June 30, 2009
		(Restated)
Deferred tax asset - noncurrent	$49,401	$34,215
Deferred tax liability - noncurrent	(996,246)	(857,622)
Deferred tax liability, Net	$(946,845)	$(823,407)

12.        INCOME TAX

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Under the new Chinese tax law the tax treatment of finance and sales type leases is similar to US GAAP rules.  However, the local tax bureau continues to treat the sales type lease as operating leases.  Accordingly, the Company has recorded deferred income taxes.

The Company’s subsidiaries generate substantially all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2009 and 2008 are 20% and 18%, respectively. Xi’an TCH’s effective income tax rate for 2009 and 2008 is 25% and 15%, respectively. Xingtai Huaxin’s effective income tax rate for 2009 and 2008 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2009 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong and Erdos TCH file separate income tax returns.

Shanghai TCH, as a business in the Development Zone, is subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall increase over five-years as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of approximately $1,930,000 at June 30, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

            Foreign pretax earnings approximated $5,767,000 and $1,183,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, approximately $6,175,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $1,420,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008, respectively:

	For the Six Months Ended June 30,
	2009	2008 (Restated)
US statutory rates	34.0%	(34.0)%
Tax rate difference	(25.5)%	(1.0)%
Effect of tax holiday	(12.9)%	0.2%
Effect of tax on loss on nontaxable jurisdiction	-%	0.2%
Valuation allowance	9.4%	43.2%
Tax per financial statements	5.0%	8.6%

For the three months ended June 30, 2009 and 2008, the Company’s effective income tax rate differs from the US statutory rate due to tax rate difference, effect of tax holiday, and valuation allowance.

13.        BANK LOAN PAYABLE

On April 13, 2009, Xi’an TCH entered into a one-year working capital loan agreement with the Industrial Bank Co., Ltd. Xi’an branch, to borrow $2.9 million (RMB 20 million) at an interest rate of 5.3% and Xi’an TCH is required to make quarterly interest payments on the outstanding loan balance.  The loan agreement contains standard representations, warranties and covenants, and the borrowed funds are to be guaranteed through a separate guaranty contract with Shanxi Zhongze Investment Co., Ltd.

14.        CONVERTIBLE NOTES PAYABLE

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold the Investors a 10% Secured Convertible Promissory Note of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company of and subscription by the Investors for 4,066,706 shares of common stock of Company, at $1.23 per share for $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note in the principal amount of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bore interest at 10% per annum and was due on November 16, 2009. The principal face amount of the First Note, together with any interest thereon, converted, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. As the BCF was greater than the face value of the note, all of the proceeds were allocated to the BCF. No value was assigned to the note option or the equity option (two subsequent transactions discussed above). The First Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the investors. Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal  under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company’s common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease on interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate of $5,000,000.  This was done through a cross receipt arrangement.

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note in the principal amount of $3 million to CAGP with a maturity of April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.  The conversion feature of this note is not beneficial to the holder as the stock price on April 29, 2009 was $0.47.

On April 29, 2009, CREG amended and restated 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis.

On April 29, 2009, to the Company also agreed with certain investors to amend and restate the Registration Rights Agreement for the convertible notes to amend the rights for demand registration by certain investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

15.        STOCK-BASED COMPENSATION PLAN

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan, which was later amended and restated in August 2008 (the “2007 Plan”), and granted 3,000,000 options to acquire the Company’s common stock at $1.23 per share to twenty (20) managerial and non-managerial employees under the 2007 Plan.

The vesting terms of options granted under the 2007 Plan are subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable on the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable on the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted as modification to the options that were cancelled on June 25, 2008.

The following table summarizes activity for employees in the Company’s 2007 Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-	-	-
Exercised	-	-	-
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	3,000,000	$0.80	4.09

The Company recorded $442,191 and $52,815 of compensation expense for employee stock options during the six and three months ended June 30, 2009, respectively.  The Company recorded $632,444 and $307,319 of compensation expense for employee stock options during the six and three months ended June 30, 2008. There were no options exercised during the first six months of 2009.

16.        SHAREHOLDERS’ EQUITY

On April 29, 2008, the Company issued and certain investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048 under the Purchase Agreement.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock pursuant to the Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock and repaid the First Note in full. At the Rescission and Subscription Closing, the Company issued the investors, 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.

The Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 to the Company during 2008. This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

 On April 20, 2009, the Company entered into a Stock Purchase Agreement with an accredited private investor. Pursuant to the agreement, CREG issued approximately 2.4 million shares, with a one-year lock-up period not to sell, for an aggregate of $2 million, or $0.85 per share.

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

The Company’s sales, purchases and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

19.        COMMITMENTS

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang Binhai”) in Cangzhou City, Hebei Province, a world-class nickel-iron manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-iron per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. The project started construction in March 2009 and will be completed within 11 months with approximately $ 7.8 million (RMB 55 million) in total investment.

20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2008 and for the six and three months ended June 30, 2008 were restated to reflect the following:

Reclassification of current tax payable to deferred tax of liability of $823,407 on sales-type leases as the Company did not separately record the deferred tax liability.

The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (Note 14).  The Company’s management has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and based on substance over form, should have been accounted for as such.  Accordingly, in accordance with EITF 00-27, the remaining BCF of $3,472,603 at the date of conversion has been expensed.

Reclassification of interest expense from interest income for the three months ended June 30, 2008. The reclassification did not have an impact on the results of operations for the three months ended June 30, 2008.

At March 31, 2009, the Company treated the modification to options (Note 15) under variable accounting, and accordingly, recorded the fair value of the options as liability.  During the quarter ended June 30, 2009, management concluded that the options should be classified as equity, accordingly, the options liability at March 31, 2009 was reclassified to additional paid in capital.  The reclassification did not have any material impact to the results of operations for the six and three months ended June 30, 2009.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statements of operations for the six months ended June 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
Interest expense	$(1,191,781)	$(4,664,384)	$(3,472,603)
Total non-operating expenses	$(1,256,777)	$(4,729,380)	$(3,472,603)
(Loss) income before income taxes	$(837,022)	$(4,309,625)	$(3,472,603)
Net (loss) income	$(1,205,576)	$(4,678,179)	$(3,472,603)

Comprehensive (loss) income	$(95,101)	$(3,567,704)	$(3,472,603)

Net (loss) income per common share — basic	$(0.04)	$(0.17)	$(0.13)
Net (loss) income per common share — diluted	$(0.04)	$(0.17)	$(0.13)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statements of operations for the three months ended June 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
Interest income	$758,124	$14,846	$(743,278)
Interest expenses	$(1,191,781)	$(3,921,106)	$(2,729,325)
Total non-operating expenses	$(503,469)	$(3,976,072)	$(3,472,603)
(Loss) income before income taxes	$(56)	$(3,472,659)	$(3,472,603)
Net (loss) income	$(317,636)	$(3,790,239)	$(3,472,603)

Comprehensive (loss) income	$718,114	$(2,754,489)	$(3,472,603)

Net (loss) income per common share — basic	$(0.01)	$(0.12)	$(0.11)
Net (loss) income per common share — diluted	$(0.01)	$(0.12)	$(0.11)

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets for the year ended December 31, 2008:

Consolidate Balance Sheet at December 31, 2008	As Previously Reported	Restated	Net Adjustment

Tax payable	$2,137,356	$1,313,949	$(823,407)
Deferred tax liability, net	$-	$823,407	$823,407
Total liabilities	$12,679,694	$12,679,694	$-
Additional paid in capital	$30,475,360	$33,947,963	$3,472,603
Retained Earnings	$(2,991,995)	$(6,464,598)	$(3,472,603)
Total stockholders’ equity	$32,421,663	$32,421,663	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including those in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the  Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a cement waste heat power generator (“CHPG”) project. TCH will build two sets of 12MW low temperature CHPG systems for Shengwei’s two 2500 tons per day cement manufacturing lines in Jin Yang and Shengwei’s 5,000 tons per day cement manufacturing line in Tong Chuan.  At the end of 2008, the CHPG in Tong Chuan was completed at a total cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the CHPG was to be transferred to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan the monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5,000 tons per day cement manufacturing line and not less than 7,440 heat providing hours per year to the CHPG.  Shengwei Group has collateralized the cement manufacturing line in Tongchuan to guarantee its obligations to provide the minimum electricity income from the CHPG under the agreement during the operating period. At the end of the five-year operating period, TCH will have no further obligations under the cooperative agreement. On May 20, 2009, TCH entered a supplementary agreement with Shengwei Group to amend the timing for title transfer until the end of the leasing term.

 On June 29, 2009, construction of the CHPG in Jin Yang was completed at a total cost of approximately $7,318,000 (RMB 50,000,000) and put into operation.  TCH will charge Jin Yang a technical service fee of $336,600 (RMB 2,300,000) monthly for sixty months.  Jin Yang has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Jin Yang is required to provide assurance of proper functioning of 5000 tons per day cement manufacturing lines and not less than 7440 heat hours per year for the CHPG.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period.  Effective July 1, 2009, TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos ”) for recycling waste heat from Erdos 's metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of JV is $2,635,000 (RMB 18,000,000).  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $8,773,000 (RMB 60,000,000).  In order to capitalize the JV, Erdos contributed land, water, waste heat and 10% of the total investment of the project, and Xi'an TCH contributed 90% of the total investment. Xi'an TCH and Erdos will receive 80% and 20% of the profit allocation from the JV, respectively, until Xi'an TCH has received a complete return on its investment; Xi'an TCH and Erdos will then receive 60% and 40% of the profit allocation from the JV, respectively. When the term of the JV expires, Xi'an TCH will transfer its equity in the JV to Erdos at no additional cost.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company was able to sublease for higher rental income under one-year, non-cancellable leases. The Company did not renew its lease when it expired in April 2009, and as a result, the sublessor was unable to renew its lease with the Company.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”) which is 80% owned by TCH, and Xi’an TCH’s 90% owned subsidiary Erdos TCH , and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2009 and December 31, 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Financial instruments that potentially subject the Company to credit risk primarily are accounts receivable, receivables on sales-type leases and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Sales-type leasing and related revenue recognition

The Company leases TRT and CHPG systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT or CHPG system to its customers at the end of each lease term.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” and its various amendments and interpretations. The Company manufactures and constructs the TRT and CHPG systems and power generating system, and finances its customers for the price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term in order to produce a constant periodic rate of return on the net investment in the lease.

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

NEW ACCOUNTING PRONOUNCEMENTS

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transferred financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.  The subsequent events were evaluated through August 17, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the US. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

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

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), “Business Combinations,” was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009.  SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions.  SFAS 141(R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  SFAS 141(R) significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, “Accounting for Income Taxes,” was also amended by SFAS 141(R) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 141(R) on January 1, 2009.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Six Months Ended June 30	2009		2008
	$	% of Sales	$	% of Sales

Sales	$15,459,969	100%	$2,616,416	100%
Sales of Products	9,513,077	62%	—	—
Rental income	5,946,892	38%	2,616,416	100%
Cost of sales	(11,466,323)	74%	(1,832,609)	70%
Cost of products	(7,317,751)	47%	—	—
Rental expense	(4,148,572)	27%	(1,832,609)	70%
Gross profit	3,993,646	26%	783,807	30%
Interest income on sales-type lease	2,333,472	15%	1,139,727	44%
Total operating income	6,327,118	41%	1,923,534	73.5%
Total Operating expenses	(1,355,741)	9%	(1,503,779)	57%
Income (loss) from operation	4,971,377	32%	419,755	16%
Total non-operating income (expenses)	(438,921)	(3)%	(4,729,380)	(181)%
Income (loss) before income tax	4,532,456	29%	(4,309,625)	(165)%
Income tax expense	225,151	1.5%	368,498	14%
Net income attributable to noncontrolling interest	(3,158)	(0.02)%	56	-
Net income (loss)	$4,310,463	28%	$(4,678,179)	(179)%

SALES. Net sales for the first six months of 2009 were approximately $15.46 million while our net sales for the first six months of 2008 were $2.62 million, an increase in revenues of approximately $12.84 million. The increase was due to selling of one energy saving system (Jin Yang CHPG system) through sales-type leases at the end of June of 2009, in addition to two TRT systems that were sold under sales-type leases in 2007 and one energy saving system (CHPG system) sold under sales-type leases at the end of 2008. During the six months ended June 30, 2009, we recorded $9.51 million revenue from sales of the Jin Yang CHPG system, and rental income of approximately $5.95 million from leasing our two power generating systems through an operating lease. The operating lease term ended in April of 2009.  There were no sales other than operating leasing activities of $2.62 million in the first six months of 2008. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the first six months of 2009 was approximately $11.47 million while our cost of sales for the same period in 2008 was $1.83 million, an increase of approximately $9.63 million. The increase was mainly due to the cost of sale for sales-type leases of the Jin Yang CHPG system.

GROSS PROFIT. Gross profit was approximately $3.99 million for the first six months of 2009 as compared to $783,807 for the same period in 2008, representing a gross margin of approximately 26% and 30% for the first six months of 2009 and 2008, respectively. The increase in gross profit was mainly from the profit from the sales-type lease of the Jin Yang CHPG system  with gross profit margin of about 23% and our operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008 with a profit margin of about 30%, which ended in April 2009.

OPERATING INCOME. Operating income was approximately $6.33 million for the first six months of 2009 while our operating income for the same period in 2008 was approximately $1.92 million, an increase of approximately $4.40 million. The growth in operating income was mainly due to (i) the increase in interest income from selling and leasing our energy saving systems through sales-type leases, and (ii) commencing our operating lease business since the second quarter of 2008. Interest income on sales-type leases for the first six months of 2009 was approximately $2.33 million, an approximately $1.19 million increase from approximately $1.14 million for the same period in 2008, this increase was mainly due to increased interest income on a CHPG system that was put into operation at the end of 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1.36 million for the first six months of 2009 as compared to approximately $1.50 million for the same period in 2008, a decrease of approximately $148,038 or 9.8%. This decrease was mainly due to efficient control on payroll, marketing and our responsibility for the daily maintenance and repair of the CHPG system expenses by the management.

NET INCOME. Our net income for the first six months of 2009 was approximately $4.31 million as compared to an approximately $4.68 million net loss for the same period in 2008, an increase of approximately $8.99 million. This increase in net income was mainly due to the rental income commenced since the second quarter of 2008 and additional interest income from sales-type leases of the CHPG system, as well as a decrease in operating expenses attributable to the Company’s operation efficiency.  In addition, we’ve recorded a $3.47 million one-time expense for unamortized portion of the beneficial conversion feature of our first $5 million convertible note for the six months ended June 30, 2008.

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Three Months Ended June 30	2009		2008
	$	% of Sales	$	% of Sales

Sales	$11,137,076	100%	$2,616,416	100%
Sales of Products	9,513,077	85%	—	—
Rental income	1,623,999	15%	2,616,416	100%
Cost of sales	(8,444,650)	76%	(1,832,609)	70%
Cost of products	(7,317,751)	66%	—	—
Rental expense	(1,126,899)	10%	(1,832,609)	70%
Gross profit	2,692,426	24%	783,807	30%
Interest income on sales-type lease	1,134,941	10%	574,775	22%
Total operating income	3,827,367	34%	1,358,582	52%
Total Operating expenses	(560,303)	5%	(855,169)	33%
Income (loss) from operation	3,267,064	29%	503,413	19%
Total non-operating income (expenses)	(378,608)	(3.4)%	(3,976,072)	(152)%
Income (loss) before income tax	2,888,456	26%	(3,472,659)	(133)%
Income tax expense	(342,960)	(3)%	317,551	12%
Net income attributable to noncontrolling interest	(3,198)	(0.03)%	29	-
Net income (loss)	$3,234,614	29%	$(3,790,239)	(145)%

SALES. Net sales for the second quarter of 2009 were approximately $11.14 million while our net sales for the second quarter of 2008 were $2.62 million, an increase in revenues of approximately $8.52 million. We sold one energy saving system (Jin Yang CHPG system) through a sales-type lease at the end of June in 2009, in addition to two TRT systems that were sold under sales-type leases in 2007 and one energy saving system (CHPG system) sold under a sales-type lease at the end of 2008. The increase in sales in the second quarter of 2009 is attributed to the sales recognized for the Jin Yang CHPG system and operating leasing income compared to the same period of 2008 in which only leasing activities occurred. The leasing of two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid by the Company in full to generate a rental income commenced since the second quarter of 2008 and ended in April of 2009. We recorded sales of the Jin Yang CHPG system of $9.51 million and rental income of approximately $1.62 million from leasing our two power generating systems in the second quarter of 2009; compared to the same period in 2008 was 2.62 million for rental income only. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the second quarter of 2009 was approximately $8.44 million while our cost of sales for the same period in 2008 was $1.83 million, an increase of approximately $6.61 million. Our cost of sales consisted of the cost of the operating lease as we leased two power generating systems under one-year, non-cancellable leases with options to renew at a favorable price during 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease; and the cost of sales-type leases. During the second quarter of 2009, we had Jin Yang CHPG system sold through a sales-type lease with a cost of $7.31 million.

GROSS PROFIT. Gross profit was approximately $2.69 million for the second quarter of 2009 as compared to $0.78 million for the same period in 2008, representing a gross margin of approximately 24% and 30% for the second quarter of 2009 and 2008, respectively. The increase in gross profit was mainly from the profit from the sales-type leases of Jin Yang CHPG system with a gross profit margin of about 23% and our operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008 with a profit margin of about 30%. The operating lease term ended in April of 2009.

OPERATING INCOME. Operating income was approximately $3.83 million for the second quarter of 2009 while our operating income for the same period in 2008 was approximately $1.36 million, an increase of approximately $2.47 million. The growth in operating income was mainly due to the sales of the Jin Yang CHPG system and increase in interest income from selling and leasing our energy saving systems through sales-type leases. Interest income on sales-type leases for the second quarter of 2009 was approximately $1.13 million, an approximately $0.56 million increase from approximately $0.57 million for the same period in 2008; this increase was mainly due to increased interest income on a CHPG system that was put into operation at the end of 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $0.56 million for the second quarter of 2009 as compared to approximately $0.86 million for the same period in 2008, a decrease of approximately $294,866 or 34%. This decrease was mainly due to management’s efficient control on payroll, marketing and our responsibility for the daily maintenance and repair of the CHPG system expenses.

NET INCOME. Our net income for the second quarter of 2009 was approximately $3.23 million as compared to an approximately $3.79 million net loss for the same period in 2008, an increase of approximately $7.02 million. This increase in net income was mainly due to sale of the Jin Yang CHPG system in the second quarter of 2009 and increased interest income from sales-type leases of the CHPG system. In addition, we recorded $3.47 million one-time expense for the unamortized portion of the beneficial conversion feature of our first $5 million convertible note for the three months ended June 30, 2008.

            LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

As of June 30, 2009, the Company had cash and cash equivalents of $14,662,204. At June 30, 2009, other current assets were approximately $17.07 million and current liabilities were approximately $17.73 million.  Working capital amounted to $14.00 million at June 30, 2009. The ratio of current assets to current liabilities was 1.79:1 at the six months ended June 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$8,991,410	$(3,752,801)
Investing Activities	(9,770,171)	(5,139,416)
Financing Activities	8,187,100	13,958,352

Net cash flow provided by operating activities was approximately $8.99 million during the first six months of 2009, as compared to approximately $3.75 million used in the same period of 2008. The increase in net cash inflow was mainly due to the increase in net income as well as a decrease in our advances to suppliers and prepaid expenses.

Net cash flow used in investing activities was approximately $9.77 million in the first six months of 2009, as compared to approximately $5.14 million used in the same period of 2008. The increase of net cash flow used in investing activities was mainly due to our investment in a sales-type lease of the Jin Yang CHPG system of $8.99 million and $766,900 payment for construction in progress.

Net cash flow provided by financing activities was $8.18 million for the first six months ended June 30, 2009 as compared to net cash provided by financing activities of $13.96 million for the same period in 2008. The 8.18 million cash inflow from financing activities mainly consisted of common stock issued for $2 million, convertible note issued for $3 million, and short term bank loan of $2.92 million, while in the same period of 2008 we received $14 million from the issuance of common stock and convertible notes.

We believe we have sufficient cash to continue our current business through June, 2010 due to stable interest revenue and rental income from our operating activities as well as more than $14 million in working capital at the end of June 30, 2009. As of June 30, 2009, we have four sale-type leases, two TRT systems and two CHPG systems currently generating net cash flow. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2009.

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

Convertible Notes Payable

On April 29, 2008, we issued and sold to certain investors a 5% Secured Convertible Promissory Note in the principal amount of $5,000,000.  The terms for the Note were amended and restated on April 29, 2009.

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

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note in the principal amount of $3 million to Carlyle Asia Growth Partners III, L.P. with maturity on April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.

COMMITMENTS

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang Binhai”) in Cangzhou City, Hebei Province, a world-class nickel-iron manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-iron per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. The project started construction in March 2009 and will be completed within 11 months with approximately $ 7.8 million (RMB 55 million) in total investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report.  This evaluation (the "disclosure controls evaluation") was done under the supervision and with the participation of management, including our chief executive officer ("CEO") and chief financial officer ("CFO"). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Objective of Controls

Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion

Based  upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Joint Venture Agreement between the Company and Erdos Metallurgy Co., Ltd.*

10.2	Loan Agreement between Xi’an TCH Energy Technology Co., Ltd. A wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch.*

10.3	Stock Purchase Agreement with Great Essential Investment, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.4	Registration Rights Agreement with Great Essential Investment, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.5
Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.6
Form of 8% Secured Convertible Promissory Note issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.7
Form of Amended and Restated 5% Secured Convertible Promissory Note issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.8
Amended and Restated Registration Rights Agreement between the Company and, among others, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: August 19, 2009	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: August 19, 2009	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Joint Venture Agreement between the Company and Erdos Metallurgy Co., Ltd.

10.2	Loan Agreement between Xi’an TCH Energy Technology Co., Ltd. A wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.