Form 10-Q/A
period 2008-06-30
CHINA RECYCLING ENERGY CORP
filed 2009-09-28
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Yes  ☐    No  ☒

As of September 21, 2009, the registrant had 38,778,035 shares of Common Stock outstanding..

Explanatory Note

China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Form 10-Q”), to restate our consolidated financial statements as of and for the six months ended June 30, 2008. In addition, we are concurrently filing Forms 10-Q/A to restate our consolidated financial statements as of and for the periods ended each of September 30, 2008 and March 31, 2009.  We are also concurrently filing Form 10-K/A to restate our consolidated financial statements as of and for the year ended December 31, 2008.

The accounting issues that resulted in misstatements in our consolidated financial statements as of and for the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 relate to (i) the reclassification of current tax payable to deferred tax liability on the Company’s sales-type leases, as the Company did not separately record the deferred tax liability; (ii) the expensing of the unamortized amount of the beneficial conversion feature in connection with the 2008 amendment of a convertible note that was issued by the Company to certain investors in 2007; (iii) the reclassification of interest expense from interest income for the three months ended June 30, 2008; and (iv) the reclassification of 3,000,000 stock options under the Company’s 2007 Nonstatutory Stock Option Plan from the fair value of the options as a liability to equity recorded as additional paid in capital.  See Note 21 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the six months ended June 30, 2008.

In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of June 30, 2008.  See Item 4T of Part I of this report for further discussions on these matters.

Item 6 of Part II of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A also should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following items have been amended as a result of the restatement:

Part I, Item 1. Financial Statements;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4T. Controls and Procedures; and
Part II, Item 6. Exhibits.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2008 (RESTATED) (UNAUDITED)	AS OF DECEMBER 31, 2007
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$7,001,594	$1,634,340
Accounts receivable	867,473	-
Investment in sales type leases, net	1,247,448	1,081,981
Interest receivable	-	144,262
Prepaid equipment rent	9,479,730	-
Other receivables	57,828	32,902
Inventory	10,497,157	9,870,315
Total current assets	29,151,230	12,763,800
NON-CURRENT ASSETS
Investment in sales type leases, net	7,918,642	7,933,780
Advance for equipment	2,624,930	2,467,579
Property and equipment, net	83,133	-
Construction in progress	5,613,063	-
Intangible assets, net	-	6,169
Total non-current assets	16,239,768	10,407,528
TOTAL ASSETS	$45,390,998	$23,171,328
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,963,837	$2,298,201
Tax payable	497,848	191,982
Accrued liabilities and other payables	3,521,508	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	315,068
Total current liabilities	15,983,193	5,442,485
DEFERRED TAX LIABILITY	357,767	342,540
ACCRUED INTEREST ON CONVERTIBLE NOTES	42,466	63,014
CONTINGENCIES AND COMMITMENTS
MINORITY INTEREST	16,095	15,080
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	36,425	25,015
Additional paid in capital	33,724,010	19,070,908
Statutory reserve	926,328	832,467
Accumulated other comprehensive income	2,828,735	1,718,260
Accumulated deficit	(8,524,021)	(4,338,441)
Total stockholders' equity	28,991,477	17,308,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,390,998	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2008 (RESTATED)	2007	2008 (RESTATED)	2007
Revenue
Sales of products	$-	$4,781,163	$-	$-
Rental income	2,616,416	-	2,616,416	-
Total revenue	2,616,416	4,781,163	2,616,416	-
Cost of sales
Cost of products	-	3,677,818	-	-
Rental expense	1,832,609	-	1,832,609	-
Total cost of sales	1,832,609	3,677,818	1,832,609	-
Gross profit	783,807	1,103,345	783,807	-
Interest income on sales-type leases	1,139,727	198,386	574,775	148,150
Total operating income	1,923,534	1,301,731	1,358,582	148,150
Operating expenses
General and administrative expenses	1,503,779	343,543	855,169	86,501
Total operating expenses	1,503,779	343,543	855,169	86,501
Income from operations	419,755	958,188	503,413	61,649
Non-operating income (expenses)
Interest income	14,846	104	14,846	59
Interest expense	(4,664,384)	-	(3,921,106)	-
Other expense	(1,001)	(95)	(579)	-
Other income	1,604	208,909	23	208,909
Exchange loss	(80,445)	-	(69,256)	-
Total non-operating expenses	(4,729,380)	208,918	(3,976,072)	208,968
Income (loss) before income tax	(4,309,625)	1,167,106	(3,472,659)	270,617
Income tax expense	368,498	211,593	317,551	51,436
Net income (loss) from operations	(4,678,123)	955,513	(3,790,210)	219,181
Income from operations of discontinued component	-	23,105	-	-
Less: minority interest	56	-	29	-
Net income (loss)	(4,678,179)	978,618	(3,790,239)	219,181
Other comprehensive item
Foreign currency translation gain (loss)	1,110,475	(303,894)	1,035,750	40,098
Comprehensive income (loss)	$(3,567,704)	$674,724	$(2,754,489)	$259,279
Basic weighted average shares outstanding	27,718,959	17,147,268	30,422,829	17,147,268
Diluted weighted average shares outstanding	32,668,493	17,147,268	34,659,643	17,147,268
Basic net earnings per share *	$(0.17)	$0.06	$(0.12)	$0.01
Diluted net earnings per share *	$(0.17)	$0.06	$(0.12)	$0.01
* Interest expense on convertible notes are added back to net income for the computation of diluted EPS.
* Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008 (RESTATED)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(4,678,179)	$978,618
Net income (loss)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,000	-
Amortization of discount related to conversion feature of convertible note	4,684,932	-
Stock option compensation expense	632,444	-
Accrued interest on convertible notes	(20,548)	-
Minority interest	56	-
Change in deferred tax	357,767	-
(Increase) decrease in current assets:
Accounts receivable	(843,015)	6,361
Advances to suppliers	-	688,311
Prepaid expenses	(9,213,073)	-
Other receivables	(22,193)	-
Inventory	-	(1,309,002)
Increase (decrease) in current liabilities:
Accounts payable	4,392,250	2,278,701
Unearned revenue	-	(7,776)
Advance from customers	-	(143,527)
Taxes payable	(90,063)	254,109
Accrued liabilities and other payables	1,041,821	1,432,657
Net cash (used in) provided by operating activities	(3,752,801)	4,178,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	559,436	(4,471,351)
Acquisition of property & equipment	(85,789)	(3,751)
Construction in progress	(5,613,063)	-
Net cash used in investing activities	(5,139,416)	(4,475,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Issuance of convertible notes	5,000,000	-
Advance from shareholder	-	36,137
Due from management	(73,906)	-
Net cash provided by financing activities	13,958,352	36,137
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	301,119	11,981
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,367,254	(248,532)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634,340	252,125
CASH & CASH EQUIVALENTS, END OF PERIOD	$7,001,594	$3,593
Supplemental Cash flow data:
Income tax paid	$105,433	$35,281
Interest paid	$-	$-

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

	Six Months Ended, June 30, 2008 (Restated)	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2008
Net (loss) income	$(4,678,179)	$978,618	$(3,790,239)	$219,181

Weighted average shares outstanding - basic	27,718,959	17,147,268	30,422,829	17,147,268
Effect of dilutive securities:
Convertible notes	4,101,751	-	3,985,883	-
Options granted	847,783	-	250,931	-
Weighted average shares outstanding - diluted	32,668,493	17,147,268	34,659,643	17,147,268

(Loss) Earnings per share – basic *	$(0.17)	$0.06	$(0.12)	$0.01
(Loss) Earnings per share - diluted *	$(0.17)	$0.06	$(0.12)	$0.01

*           These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.
*     Interest expense on convertible note issued on April 29, 2008 has been added back to net income (net loss) for the computation of diluted earnings per share.
Diluted weighted average shares outstanding used for computing diluted loss per share do not include estimated shares that will be converted from the Second Note issued on Apr 29, 2008 with conversion price contingent upon future net profits as these will be anti-dilutive as a result of net loss for the six and three months ended June 30, 2008.

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

 Reclassifications

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

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

8. TAX PAYABLE

Tax payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008 (Restated)	December 31, 2007
Income tax payable	$401,371	$149,295
Business tax payable	86,383	41,126
Other taxes payable	10,094	1,561
	$497,848	$191,982

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Other payables	$3,178,692	$2,274,805
Employee welfare payable	241,891	228,923
Accrued expenses	100,925	61,998
Total	$3,521,508	$2,565,726

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

12.        DEFERRED TAX

Deferred tax asset arose from accrued maintenance cost on two TRT machines that can be deducted for tax purposes in the future.

Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of June 30, 2008 and December 31, 2007, deferred tax asset (liability) consisted of the following:

	2008 (Restated)	2007
Deferred tax asset - noncurrent	$8,045	$-
Deferred tax liability - noncurrent	(365,812)	(342,540)
Deferred tax liability, Net	$(357,767)	$(342,540)

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

The First Note bore interest at 10% per annum and matured on November 16, 2009. The principal face amount of the First Note, together with any interest thereon was convertible at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the BCF of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note was recorded in the balance sheet at face value less the unamortized BCF. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the Investors (the “Amendment”). Under the terms of the Amendment, (i) the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, is convertible at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded BCF because the conversion price and convertible shares are contingent upon future net profits.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement (the “Rescission”) to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to the Amendment. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease in interest expense for the period. At the Rescission closing, the Company repaid in full the First Note and issued to the Investors 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.  This was done through a cross receipt arrangement; the amortized portion of BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and that the remaining BCF of $3,472,603 at the date of conversion should have been expensed (see Note 21).

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

The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

Effective June 25, 2008, the Company cancelled all vested shares and accepted optionees’ forfeiture of any unvested shares underlying the currently outstanding options.

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The new awards were considered as replacement awards and were recorded in accordance with SFAS 123(R).The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options have been accounted for as a modification to the options which were cancelled on June 25, 2008. No adjustment has been made for the incremental cost in the six and three months ended June 30, 2008 as the effect to net income was not material (see Note 20).

The following table summarizes activity for employees in the Company’s Plan for the six months ended June 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	3,000,000	$1.23	4.62
Exercised	-
Cancelled vested shares	450,000
Forfeited unvested shares	2,550,000
Granted	3,000,000	$0.80	5.00
Outstanding at June 30, 2008	3,000,000	$0.80	4.98

The weighted-average modification date fair value of stock options granted to employees for the six months ended June 30, 2008 was $0.88 per share. The Company recorded $632,444 of compensation expense for employee stock options during the six months ended June 30, 2008. There were no options exercised during the six months ended June 30, 2008.

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

20. COMMITMENTS

Zhangzhi Steel New 1080 m3 blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contractor under contemplation to construct a 1080 cubic meter blast furnace for the third phase of Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

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

21. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at June 30, 2008 and for the six and three months ended June 30, 2008 were restated to reflect the following:

1.	Reclassification of current tax payable to deferred tax of liability of $357,767 on sales-type leases as the Company did not separately record the deferred tax liability.

2.
The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (Note 15).  The Company’s management has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and based on substance over form, should have been accounted for as such.  Accordingly, in accordance with EITF 00-27, the remaining BCF of $3,472,603 at the date of conversion has been expensed.

3.
Reclassification of interest expense from interest income for the three months ended June 30, 2008. The reclassification did not have an impact on the results of operations for the three months ended June 30, 2008.

4.
The Company originally recorded the employee stock options expense for those options that had vested up to the cancellation date.  The Company’s management has now concluded that the option subsequently issued on August 4, 2008 was a modification of the options cancelled and forfeited on June 25, 2008.  Accordingly, the Company recorded the difference between the fair values of the options before and after the modification date as incremental cost and amortized such cost including the unamortized grant date fair value over the new vesting period.   No adjustment has been made for the incremental cost in the six and three months ended June 30, 2008 as the effect to net income was not material.

All the restatement adjustments did not have an impact to the statement of cash flows except the reclassification within the operating activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at June 30, 2008:

Consolidate Balance Sheet at June 30, 2008	As Previously Reported	Restated	Net Adjustment

Tax payable	$855,615	$497,848	$(357,767)
Deferred tax liability, net	$-	$357,767	$357,767
Total liabilities	$16,383,426	$16,383,426	$-
Additional paid in capital	$30,251,407	$33,724,010	$3,472,603
Accumulated deficit	$(5,051,418)	$(8,524,021)	$(3,472,603)
Total stockholders’ equity	$28,991,477	$28,991,477	$-

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the six months ended June 30, 2008:

	As Previously		Net
Consolidated Statement of Operations and Comprehensive loss	Reported	Restated	Adjustment

Interest expense	$(1,191,781)	$(4,664,384)	$(3,472,603)
Total non-operating expenses	$(1,256,777)	$(4,729,380)	$(3,472,603)
Loss before income taxes	$(837,022)	$(4,309,625)	$(3,472,603)
Net Loss	$(1,205,576)	$(4,678,179)	$(3,472,603)

Comprehensive loss	$(95,101)	$(3,567,704)	$(3,472,603)

Net Loss per common share — basic	$(0.04)	$(0.17)	$(0.13)
Net Loss per common share — diluted	$(0.04)	$(0.17)	$(0.13)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended June 30, 2008:

	As Previously		Net
Consolidated Statement of Operations and Comprehensive loss	Reported	Restated	Adjustment

Interest income	$758,124	$14,846	$(743,278)
Interest expenses	$(1,191,781)	$(3,921,106)	$(2,729,325)
Total non-operating expenses	$(503,469)	$(3,976,072)	$(3,472,603)
Loss before income taxes	$(56)	$(3,472,659)	$(3,472,603)
Net Loss	$(317,636)	$(3,790,239)	$(3,472,603)

Comprehensive (loss) income	$718,114	$(2,754,489)	$(3,472,603)

Net Loss per common share — basic	$(0.01)	$(0.12)	$(0.11)
Net Loss per common share — diluted	$(0.01)	$(0.12)	$(0.11)

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008 (Restated)			2007
Six Months Ended June 30	$	% of Sales		$	% of Sales
Sales	2,616,416			4,781,163
Sales of products	-	-		4,781,163	100%
Rental income	2,616,416	100%		-	-
Cost of sales	(1,832,609)	70%		(3,677,818)	77%
Cost of products	-	-		(3,677,818)	77%
Rental expense	(1,832,609)	70%		-	-
Gross profit	783,807	30%		1,103,345	23%
Interest income on sales-type lease	1,139,727	44%		198,386	4%
Total operating income	1,923,534	74%		1,301,731	27%
Total Operating expenses	(1,503,779)	57%		(343,543)	7%
Income from operation	419,755	16%		958,188	20%
Total non-operating income (expenses)	(4,729,380)	(181	) %	208,918	4%
Income (loss) before income tax	(4,309,625)	(165	) %	1,167,106	24%
Income tax expense	(368,498)	14%		(211,593)	4%
Minority interest	(56)	0%		-
Income from operations of discontinued component	-			23,105	0.5%
Net income (loss)	(4,678,179)	(179	) %	978,618	20%

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

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1.50 million for the six months ended June 30, 2008 as compared to $0.34 million for the same period of 2007, an increase of approximately $1.16 million or 338%. This increase was mainly due to the compensation expense of approximately $630,000 related to the fair value of the options to employees that was vested during the first six months of 2008 to the date of cancellation of the options and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME (LOSS). Our net income (loss) for the six months ended June 30, 2008 was $(4,678,179) as compared to $978,618 net income for the same period of 2007, a decrease of $5.65 million. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $4.68 million and compensation expense of the fair value of stock options of $0.63 million for the first six months of 2008. The convertible note was repaid on June 25, 2008 and all the vested and non-vested options were modified on June 25, 2008.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Three Months Ended June 30	2008 (Restated)		2007
	$	% of Sales	$	% of Sales
Sales	2,616,416		-
Sales of products	-		-	N/A
Rental income	2,616,416	100%	-	N/A
Cost of sales	(1,832,609)	70%	-	N/A
Cost of products	-	-	-	N/A
Rental expense	(1,832,609)	70%	-	N/A
Gross profit	783,807	30%	-	N/A
Interest income on sales-type lease	574,775	22%	148,150	N/A
Total operating income	1,358,582	52%	148,150	N/A
Total Operating expenses	(855,169)	33%	(86,501)	N/A
Income (loss) from operation	503,413	19%	61,649
Total non-operating expenses	(3,976,072)	(152)%	208,968	N/A
Income (loss) before income tax	(3,472,659)	(133)%	270,617	N/A
Income tax expense	(317,551)	12%	(51,436)	N/A
Minority interest	(29)	-	-	N/A
Income from operations of discontinued component	-	-		N/A
Net income (loss)	(3,790,239)	(145%)	219,181	N/A

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

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $855,169 for the quarter ended June 30, 2008 as compared to $86,501 for the quarter ended June 30, 2007, an increase of approximately $768,668 or 889%. This increase was mainly due to the compensation expense of approximately $307,000 of the fair value of the stock options to employees that were vested in the second quarter of 2008 through the cancellation date of June 25, 2008 and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME (LOSS). Our net income (loss) for the quarter ended June 30, 2008 was $(3,790,239) as compared to $219,181 net income for the quarter ended June 30, 2007, a decrease of $4.01 million. This decrease in net income (loss) was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $4.06 million and compensation expense of the fair value of the stock options of $307,000 for the second quarter of 2008. The convertible note was repaid on June 25, 2008 and all the vested and non-vested options have been modified on June 25, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

As of June 30, 2008, the Company had cash and cash equivalents of approximately $7,001,594. At June 30, 2008, other current assets consisted of approximately $22.14 million and current liabilities consisted of approximately $13.17 million, working capital amounted to $12.81 million at June 30, 2008. The ratio of current assets to current liabilities was 1.82:1 at the period ended June 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2008 and 2007:

	2008 (Restated)	2007
Cash provided by (used in):
Operating Activities	$(3,752,801)	$4,178,452
Investing Activities	(5,139,416)	(4,475,102)
Financing Activities	13,958,352	36,137

Net cash flow used in operating activities was $3.75 million in the first six months of 2008, as compared to net cash flow provided by operating activities of $4.18 million in the first six months of 2007. The decrease in net cash inflows from operating activities was mainly due to the net loss for the first six months of 2008 and prepaid equipment rents of approximately $9.21 million.

Net cash flow used in investing activities was $5.14 million for the period ended June 30, 2008, as compared to net cash used in investing activities of $4.48 million for the period ended June 30, 2007. The increase of net cash flow used in investing activities was mainly due to the payment for construction in progress of approximately $5.61 million for constructing a power generating system. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

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

The First Note bore interest at 10% per annum and matured on November 16, 2009. The principal face amount of the First Note, together with any interest thereon was convertible at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have an embedded beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the BCF of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note was recorded in the balance sheet at face value less the unamortized BCF. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the Investors (the “Amendment”). Under the terms of the Amendment, (i) the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for an aggregate purchase price of $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note in the principal amount of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note in the principal amount of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% per annum and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, is convertible at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded BCF because the conversion price and convertible shares are contingent upon future net profits.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement (the “Rescission”) to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to the Amendment. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease in interest expense for the period. At the Rescission closing, the Company repaid in full the First Note and issued to the Investors 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.  This was done through a cross receipt arrangement; the amortized portion of BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and that the remaining BCF of $3,472,603 at the date of conversion should have been expensed.

Zhangzhi Steel New 1080 m3 blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contractor under contemplation to construct a 1080 cubic meter blast furnace for the third phase of the Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of the equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 was originally filed, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In connection with the restatement of our financial statements in this Quarterly Report on Form 10-Q described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

The Company has retained a consultant to evaluate our internal control over financial reporting and to assist us in making improvements to the quality of our controls, policies and procedures. The Company also intends to form an Audit Committee of independent directors during the 2009 fiscal year to oversee the audit and internal audit process.  In addition, we are improving supervision, education, and training of our accounting staff and continue to search for more qualified financial personnel with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.

Changes in Internal Control Over Financial Reporting

Other than as noted above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

China Recycling Energy Corporation

Date: September 28, 2009	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board of Directors and Chief Executive Officer

Date: September 28, 2009	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.