Form 10-Q/A
period 2008-09-30
CHINA RECYCLING ENERGY CORP
filed 2009-09-28
CIK 721693

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

Yes  ☐    No  ☒

As of September 21, 2009, the registrant had 38,778,035 shares of Common Stock outstanding.

INDEX

PART I - FINANCIAL INFORMATION

	Explanatory Note	3

Item 1.	Financial Statements	4

	Consolidated Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	5

	Consolidated Statements of Operations (Unaudited) – Three and Nine Months Ended September 30, 2008 and September 30, 2007	4

	Consolidated Statements of Cash Flows (Unaudited) –Nine Months Ended September 30, 2008 and September 30, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Explanatory Note

China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2008 (the “Original Form 10-Q”), to restate our consolidated financial statements as of and for the nine months ended September 30, 2008. In addition, we are concurrently filing Forms 10-Q/A to restate our consolidated financial statements as of and for the periods ended each of June 30, 2008 and March 31, 2009.  We are also concurrently filing Form 10-K/A to restate our consolidated financial statements as of and for the year ended December 31, 2008.

The accounting issues that resulted in misstatements in our consolidated financial statements as of and for the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 relate to (i) the reclassification of current tax payable to deferred tax liability on the Company’s sales-type leases, as the Company did not separately record the deferred tax liability; (ii) the expensing of the unamortized amount of the beneficial conversion feature in connection with the 2008 amendment of a convertible note that was issued by the Company to certain investors in 2007; (iii) the reclassification of interest expense from interest income for the three months ended June 30, 2008; and (iv) the reclassification of 3,000,000 stock options under the Company’s 2007 Nonstatutory Stock Option Plan from the fair value of the options as a liability to equity recorded as additional paid in capital.  See Note 22 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the nine months ended September 30, 2008.

In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of September 30, 2008.  See Item 4T of Part I of this report for further discussions on these matters.

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

Part I, Item 1. Financial Statements;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4T. Controls and Procedures; and
Part II, Item 6. Exhibits.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
	(RESTATED)		(RESTATED)
Revenue
Sales of products	$-	$9,075,999	$-	$4,294,836
Rental income	6,876,223	-	4,259,807	-
Total revenue	6,876,223	9,075,999	4,259,807	4,294,836
Cost of sales
Cost of products	-	6,981,537	-	3,303,719
Rental expense	4,810,011	-	2,977,402	-
Total cost of sales	4,810,011	6,981,537	2,977,402	3,303,719
Gross profit	2,066,212	2,094,462	1,282,405	991,117
Interest income on sales-type leases	1,716,544	473,075	576,817	274,689
Total operating income	3,782,756	2,567,537	1,859,222	1,265,806
Operating expenses
General and administrative expenses	2,543,563	358,726	1,039,784	15,183
Total operating expenses	2,543,563	358,726	1,039,784	15,183
Income from operations	1,239,193	2,208,811	819,438	1,250,623
Non-operating income (expenses)
Interest income (expense)	(4,706,567)	80	(57,029)	(24)
Other income	1,621	210,367	17	1,458
Other expense	(2,239)	(101)	(1,238)	(6)
Exchange loss	(81,969)	-	(1,524)	-
Total non-operating income (expenses)	(4,789,154)	210,346	(59,774)	1,428
Income before income tax	(3,549,961)	2,419,157	759,664	1,252,051
Less: Income tax expense	796,458	399,049	427,960	187,456
Net income (loss) from continuing operations	(4,346,419)	2,020,108	331,704	1,064,595
Income from operations of discontinued component	-	28,457	-	5,352
Less: minority interest	83	-	27	-
Net income (loss)	(4,346,502)	2,048,565	331,677	1,069,947
Other comprehensive item
Foreign currency translation gain (loss)	1,918,236	(220,092)	807,806	83,802
Comprehensive income (loss)	$(2,428,266)	$1,828,473	$1,139,483	$1,153,749
Basic weighted average shares outstanding	30,642,187	17,147,268	36,425,094	17,147,268
Diluted weighted average shares outstanding	34,256,352	17,147,268	37,404,892	17,147,268
Basic net earnings (loss) per share *	$(0.14)	$0.12	$0.01	$0.06
Diluted net earnings (loss) per share *	$(0.14)	$0.12	$0.01	$0.06

*   Basic and diluted loss per share are the same because common stock equivalent are anti-dilutive.

*   Accrued interest on convertible notes are added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2008	AS OF DECEMBER 31, 2007
	(RESTATED)
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,705,940	$1,634,340
Restricted cash	843,356	-
Investment in sales type leases, net	1,201,747	1,081,981
Interest receivable on sales type lease	87,727	144,262
Prepaid equipment rent	6,725,654	-
Other receivables	86,255	32,902
Inventory	10,560,282	9,870,315
Total current assets	21,210,962	12,763,800
NON-CURRENT ASSETS
Investment in sales type leases, net	7,691,772	7,933,780
Advance for equipment	2,640,701	2,467,579
Property and equipment, net	102,320	-
Construction in progress	10,046,935	-
Intangible assets, net	3,233	6,169
Total non-current assets	20,484,961	10,407,528
TOTAL ASSETS	$41,695,923	$23,171,328
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,212,226	$2,298,201
Notes payable	440,012	-
Tax payable	937,246	191,982
Accrued liabilities and other payables	3,585,634	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	315,068
Total current liabilities	11,175,118	5,442,485
DEFERRED TAX LIABILITY	357,751	342,540
ACCRUED INTEREST ON CONVERTIBLE NOTES	105,480	63,014
CONTINGENCIES AND COMMITMENTS
MINORITY INTEREST	16,219	15,080
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	36,425	25,015
Additional paid in capital	34,220,907	19,070,908
Statutory reserve	1,057,854	832,467
Accumulated other comprehensive income	3,636,496	1,718,260
Accumulated deficit	(8,910,327)	(4,338,441)
Total stockholders' equity	30,041,355	17,308,209
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,695,923	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,346,502)	$2,048,565
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,848	-
Amortization of discount related to conversion feature of convertible note	4,684,932	-
Stock option compensation expense	1,129,151	-
Accrued interest on convertible notes	42,466	-
Minority interest	83	-
Change in deferred tax	357,751	-
(Increase) decrease in current assets:
Account receivable	-	5,842
Interest receivable on sales type lease	65,045	-
Prepaid equipment rent	(6,567,350)	-
Other receivables	(49,847)	-
Advances to suppliers	-	770,004
Increase (decrease) in current liabilities:
Accounts payable	(1,217,170)	3,170,725
Unearned revenue	-	(7,831)
Advance from customers	-	(144,529)
Tax payable	336,805	466,268
Accrued liabilities and other payables	1,097,127	1,974,834
Net cash (used in) provided by operating activities	(4,456,661)	8,283,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(823,428)	-
Investment in sales type leases	734,692	(8,586,703)
Acquisition of property & equipment	(113,906)	-
Construction in progress	(9,986,879)	-
Net cash used in investing activities	(10,189,521)	(8,586,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Convertible notes	5,000,000	-
Repayment to management	(74,699)	-
Notes payable	429,615	-
Advance from shareholder	-	48,015
Net cash provided by financing activities	14,387,174	48,015
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	330,608	9,066
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	71,600	(245,744)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,634,340	252,125
CASH & CASH EQUIVALENTS, END OF PERIOD	$1,705,940	$6,381
Supplemental Cash flow data:
Income tax paid	$152,049	$35,281
Interest paid	$-	$-

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

	Nine Months Ended, September 30, 2008 (Restated)	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2008 (Restated)	Three Months Ended September 30, 2007
Net (loss) income	$(4,346,502)	$2,048,565	$331,677	$1,069,947

Weighted average shares outstanding - basic	30,642,187	17,147,268	36,425,094	17,147,268
Effect of dilutive securities:
Convertible notes	2,724,521	-	-	-
Options granted	889,644	-	979,798	-
Weighted average shares outstanding - diluted	34,256,352	17,147,268	37,404,892	17,147,268

(Loss) Earnings per share – basic *	$(0.14)	$0.12	$0.01	$0.06
(Loss) Earnings per share – diluted *	$(0.14)	$0.12	$0.01	$0.06

* These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.
* Interest expense on convertible note issued on April 29, 2008 has been added back to net income for the computation of diluted earnings per share.

Diluted weighted average shares outstanding did not include estimated shares upon conversion of the Second Note issued on Apr 29, 2008 as the number of such shares cannot be determined based on the conversion formula.

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

9. TAX PAYABLE

Tax payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Restated)	December 31, 2007
Income tax payable	$840,264	$149,295
Business tax payable	86,902	41,126
Other taxes payable	10,080	1,561
	$937,246	$191,982

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Other payables	$3,230,777	$2,274,805
Employee welfare payable	240,124	228,923
Accrued expenses	114,733	61,998
Total	$3,585,634	$2,565,726

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

13.        DEFERRED TAX

Deferred tax asset arose from accrued maintenance cost on two TRT machines that can be deducted for tax purposes in the future.

Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of September 30, 2008 and December 31, 2007, deferred tax asset (liability) consisted of the following:

	2008 (Restated)	2007
Deferred tax asset - noncurrent	$17,984	$-
Deferred tax liability - noncurrent	(375,735)	(342,540)
Deferred tax liability, Net	$(357,751)	$(342,540)

14. DISCONTINUED OPERATIONS

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

15. INCOME TAX

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

16. CONVERTIBLE NOTES PAYABLE

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

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement (the “Rescission”) to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to the Amendment. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease in interest expense for the period. At the Rescission closing, the Company repaid in full the First Note and issued to the Investors 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.  This was done through a cross receipt arrangement; the amortized portion of BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and that the remaining BCF of $3,472,603 at the date of conversion should have been expensed (see Note 22).

17. STOCK-BASED COMPENSATION PLAN

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The new awards were considered as replacement awards and were recorded in accordance with SFAS 123(R).The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options have been accounted for as a modification to the options which were cancelled on June 25, 2008 (see Note 22).

The following table summarizes activity for employees in the Company’s Plan for the nine months ended September 30, 2008:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2008	3,000,000	$1.23	4.62
Exercised	-
Cancelled vested shares	450,000
Forfeited unvested shares	2,550,000
Granted	3,000,000	$0.80	5.00
Outstanding at June 30, 2008	3,000,000	$0.80	4.98
Exercised	-
Forfeited	-
Outstanding at September 30, 2008	3,000,000	$0.80	4.73

During the nine months ended September 31, 2008, The Company recorded $1,129,151 of compensation expense including amortized portion of incremental cost arising from the modification to the employee stock options. The weighted-average modification date fair value of stock options granted to employees for the nine months ended September 30, 2008 was $0.88 per share. There were no options exercised during the nine months ended September 30, 2008.

18. SHAREHOLDERS’ EQUITY

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

19. STATUTORY RESERVES

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

20. CONTINGENCIES

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

21. COMMITMENTS

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

22. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at September 30, 2008 and for the nine and three months ended September 30, 2008 were restated to reflect the following:

1.	Reclassification of current tax payable to deferred tax of liability of $357,751 on sales-type leases as the Company did not separately record the deferred tax liability.

2.
The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (Note 16).  The Company’s management has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and based on substance over form, should have been accounted for as such.  Accordingly, in accordance with EITF 00-27, the remaining BCF of $3,472,603 at the date of conversion has been expensed.

3.
The accounting for the options forfeited and cancelled on June 25, 2008 and the subsequent reissuance on August 4, 2008.  The Company originally recorded the employee stock options expense for those options that had vested up to the cancellation date.  The Company’s management has now concluded that the options subsequently issued on August 4, 2008 was a modification of the options cancelled and forfeited on June 25, 2008.  Accordingly, the Company recorded the difference between the fair values of the options before and after the modification date as incremental cost and amortized such cost including the unamortized grant date fair value over the new vesting period.

All the restatement adjustments did not have an impact to the statement of cash flows except the reclassification within the operating activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at September 30, 2008:

Consolidate Balance Sheet at September 30, 2008	As Previously Reported	Restated	Net Adjustment

Tax payable	$1,294,997	$937,246	$(357,751)
Deferred tax liability, net	$-	$357,751	$357,751
Total liabilities	$11,638,349	$11,638,349	$-
Additional paid in capital	$30,347,469	$34,220,907	$3,873,438
Accumulated deficit	$(5,036,889)	$(8,910,327)	$(3,873,438)
Total stockholders’ equity	$30,041,355	$30,041,355	$-

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the nine months ended September 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss

General and administrative expenses	$2,142,728	$2,543,563	$400,835
Total operating expenses	$2,142,728	$2,543,563	$400,835
Interest expense	$(1,233,964)	$(4,706,567)	$(3,472,603)
Total non-operating expenses	$(1,316,551)	$(4,789,154)	$(3,472,603)
(Loss) income before income taxes	$323,477	$(3,549,961)	$(3,873,438)
Net Loss	$(473,064)	$(4,346,502)	$(3,873,438)

Comprehensive (loss) income	$1,445,172	$(2,428,266)	$(3,873,438)

Net Loss per common share — basic	$(0.01)	$(0.14)	$(0.13)
Net Loss per common share — diluted	$(0.01)	$(0.14)	$(0.13)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended September 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
General and administrative expenses	$638,949	$1,039,784	$400,835

Total operating expenses	$638,949	$1,039,784	$400,835
Income before income taxes	$1,160,499	$759,664	$(400,835)
Net income	$732,512	$331,677	$(400,835)

Comprehensive income	$1,540,318	$1,139,483	$(400,835)

Net (loss) income per common share — basic	$0.02	$0.01	$(0.01)
Net (loss) income per common share — diluted	$0.02	$0.01	$(0.01)

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008 (Restated)			2007
Nine Months Ended September 30	$	% of Sales		$	% of Sales
Sales	6,876,223	100%		9,075,999
Sales of products	-	-		9,075,999	100%
Rental income	6,876,223	100%		-	-
Cost of sales	(4,810,011)	70%		(6,981,537)	77%
Cost of products	-	-		(6,981,537)	77%
Rental expense	(4,810,011)	70%		-	-
Gross profit	2,066,212	30%		2,094,462	23%
Interest income on sales-type lease	1,716,544	25%		473,075	5%
Total operating income	3,782,756	55%		2,567,537	28%
Total Operating expenses	(2,543,563)	37%		(358,726)	4%
Income from operation	1,239,193	18%		2,208,811	24%
Total non-operating income (expenses)	(4,789,154)	(70	) %	210,346	2.3%
Income (loss) before income tax	(3,549,961)	(52	) %	2,419,157	27%
Income tax expense	(796,458)	11.6%		(399,049)	4.4%
Minority interest	(83)	-		-
Income from operations of discontinued component	-			28,457	0.3%
Net income (loss)	(4,346,502)	(63)%		2,048,565	23%

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

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $2.54 million for the nine months ended September 30, 2008 as compared to $0.36 million for the same period of 2007, an increase of approximately $2.18 million or 494%. This increase was mainly due to the compensation expense of approximately $1.13 million related to the fair value of the stock options to employees, and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME (LOSS). Our net income (loss) for the nine months ended September 30, 2008 was $(4,346,502) as compared to $2,048,565 net income for the same period of 2007, a decrease of $6.39 million. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $4.68 million and compensation expense of the fair value of stock options of $1.13 million for nine months ended September 30, 2008. The convertible note that was issued on November 16, 2007 was repaid on June 25, 2008 and all the vested and non-vested options that were granted on November 13, 2007 were modified on June 25, 2008, but reissued on August 4, 2008.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008 (Restated)		2007
Three Months Ended September 30	$	% of Sales	$	% of Sales
Sales	4,259,807	100%	4,294,836	100%
Sales of products	-	-	4,294,836	100%
Rental income	4,259,807	100%	-	-
Cost of sales	(2,977,402)	70%	(3,303,719)	77%
Cost of products	-	-	(3,303,719)	77%
Rental expense	(2,977,402)	70%	-	-
Gross profit	1,282,405	30%	991,117	23%
Interest income on sales-type lease	576,817	13.5%	274,689	6.4%
Total operating income	1,859,222	44%	1,265,806	29.5%
Total Operating expenses	(1,039,784)	15%	(15,183)	0.35%
Income from operation	819,438	29%	1,250,623	29%
Total non-operating income (expenses)	(59,774)	1.4%	1,428	0.03%
Income before income tax	759,664	27%	1,252,051	29%
Income tax expense	(427,960)	10%	(187,456)	4.36%
Minority interest	(27)	-%	-	-%
Income from operations of discontinued component	-	-	5,352	0.12%
Net income	331,677	17%	1,069,947	25%

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

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1,039,784 for the quarter ended September 30, 2008 as compared to $15,183 for the quarter ended September 30, 2007, an increase of approximately $1.02 million. This increase was mainly due to increased payroll, marketing, traveling and consulting expenses associated with expanding our business by getting more leasing and project contracts as well as amortized compensation expenses for employee stock options of approximately $496,000.

NET INCOME (LOSS). Our net income (loss) for the quarter ended September 30, 2008 was $331,677 as compared to $1,069,947 net income for the quarter ended September 30, 2007, a decrease of $738,270. This decrease in net income was mainly due to interest expense on our convertible note of approximately $105,000, compensation expenses of $496,615 for employee stock options and increased operating expense due to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

As of September 30, 2008, the Company had cash and cash equivalents of approximately $1,705,940. At September 30, 2008, other current assets consisted of approximately $19.5 million and current liabilities consisted of approximately $11.2 million, working capital amounted to $10.03 million at September 30, 2008. The ratio of current assets to current liabilities was 1.9:1 at the nine months ended September 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2008 and 2007:

	2008 (Restated)	2007
Cash provided by (used in):
Operating Activities	$(4,456,661)	$8,283,878)
Investing Activities	(10,189,521)	(8,586,703)
Financing Activities	14,387,174	48,015

Net cash flow used in operating activities was $4.46 million during the nine months ended September 30, 2008, as compared to $8.28 million cash inflow in same period of 2007. The increase in net cash used in operating activities was mainly due to the net loss for the period, decrease in accounts payable, and prepaid equipment rents.

Net cash flow used in investing activities was $10.19 million for the nine months ended September 30, 2008, as compared to $8.59 million net cash used in investing activities for the nine months ended September 30, 2007. The increase of net cash flow used in investing activities was mainly due to the acquisition of equipment of $113,906 and payment for construction in progress of approximately $9.99 million for constructing a power generating system. We will use the BOT (build, operate, transfer) model to build and operate a system and charge the user of this system monthly electricity fees based on the actual power generated by the systems.

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

Zhangzhi Steel New blast furnace TRT Power Generator Project

On November 11, 2007, the Company entered a Project General Contractor agreement with an independent contractor to construct a 1080 cubic meter blast furnace for the third phase of the Zhangzhi TRT project which was originally signed on June 22, 2006. The total contract price is approximately $4,375,000 (RMB 30,000,000); the Company has paid approximately $2,625,000 (RMB 18,000,000) for the purchase of the equipment. This project is expected to produce 45,000,000 KW/h annual energy output upon completion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 was originally filed, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In connection with the restatement of our financial statements in this Quarterly Report on Form 10-Q described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

Other than as noted above in this Item 4T, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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