Form 10-K/A
period 2008-12-31
CHINA RECYCLING ENERGY CORP
filed 2009-09-28
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

(Cover continued from previous page)

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

The aggregate market value of 8,986,405 shares of voting stock held by non-affiliates of the registrant was approximately $11,143,142 based on the last reported sale price of the registrant’s Common Stock as reported on the NASD’s Over-the-Counter Bulletin Board on June 30, 2008. The aggregate market value of 11,953,346 shares of voting stock held by non-affiliates of the registrant was approximately $11,833,813 based on the last reported sale price of the registrant’s Common Stock as reported on the NASD’s Over-the-Counter Bulletin Board on June 30, 2009.

As of September 21, 2009, the registrant had 38,778,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

TABLE OF CONTENTS

Explanatory Note

China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2009 and amended on April 30, 2009 (the “Original Form 10-K”), to restate our consolidated financial statements as of and for the year ended December 31, 2008. In addition, we are concurrently filing Forms 10-Q/A to restate our consolidated financial statements as of and for the periods ended each of June 30, 2008, September 30, 2008 and March 31, 2009.

The accounting issues that resulted in misstatements in our consolidated financial statements as of and for the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 relate to (i) the reclassification of current tax payable to deferred tax liability on the Company’s sales-type leases, as the Company did not separately record the deferred tax liability; (ii) the expensing of the unamortized amount of the beneficial conversion feature in connection with the 2008 amendment of a convertible note that was issued by the Company to certain investors in 2007; (iii) the reclassification of interest expense from interest income for the three months ended June 30, 2008; and (iv) the reclassification of 3,000,000 stock options under the Company’s 2007 Nonstatutory Stock Option Plan from the fair value of the options as a liability to equity recorded as additional paid in capital. See Note 21 to our consolidated financial statements contained in Item 8 of Part II of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the year ended December 31, 2009.

In addition, we have revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report accordingly to reflect the effects of the restatement on our consolidated financial statements.

In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2008. See Item 9A of Part II of this report for further discussions on these matters.

Item 15 of Part III of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures relating to the impact of the restatement as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. The following items have been amended as a result of the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part III, Item 8. Financial Statements and Supplementary Data;
Part III, Item 9A. Controls and Procedures;
Part III, Item 11. Executive Compensation; and
Part IV, Item 15. Exhibits, Financial Statement Schedules.

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

The cement industry experienced substantial growth in China in 2008 according to a February 2009 article of China’s Securities News. China’s total investment in the cement industry reached RMB 105 billion ($15 billion), a 60% increase from 2007.  Of the RMB 105 billion ($15 billion) investment, 65 percent was spent on building up NSP cement clinker production lines, a 10% increase from 2007. It is estimated that the percentage of NSP production lines of the total will rise to 70% by the end of 2009. There are three main reasons for such strong demand of CHPG systems.

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

Source: 11th Five-Year Plan of the China National Environmental Protection Plans.

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

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company may issue stock, or grant options to acquire the Company’s common stock at par value $0.001 (the “Stock”), with an aggregate amount of 3,000,000 shares of the Stock, from time to time to employees and directors of the Company or other individuals, including consultants or advisors, all on the terms and conditions set forth in the 2007 Plan. The exercise price of the options are the closing price per share of the Company’s common stock on the grant date. On August 4, 2008, the Company approved the forms of Nonstatutory Stock Option Agreement – Manager Employee and Nonstatutory Stock Option Agreement – Non-Manager Employee for grants under the 2007 Plan.  The vesting terms of option grants under the 2007 Plan are subject to the agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable on the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable on the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.   Accelerated vesting of options may also occur upon a change in control or termination of employment due to death or disability.

Information about our equity compensation plans at December 31, 2008 that were either approved or not approved by our shareholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,000,000	$0.80	0

Total	3,000,000	$0.80	0

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

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in Shanghai TCH Data Technology Co., Ltd. (“TCH”). TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004. Beginning January 2007, the Company gradually phased out and substantially scaled down most of its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and December 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2008 (Restated)			2007
Years Ended December 31	$	% of Sales		$	% of Sales
Sales	19,217,663	100%		9,302,347	100%
Sales of products	8,048,956	42%		9,302,347	100%
Rental income	11,168,707	58%		-	-
Cost of sales	(14,001,736)	73%		(7,033,400)	76%
Cost of products	(6,191,505)	32%		(7,033,400)	76%
Rental expense	(7,810,231)	41%		-	-
Gross profit	5,215,927	27%		2,268,947	24%
Interest income on sales-type lease	2,285,582	12%		1,015,712	11%
Total operating income	7,501,509	39%		3,284,659	35%
Total operating expenses	(3,354,028)	17%		(542,434)	6%
Income from operation	4,147,481	22%		2,742,225	29.5%
Total non-operating expenses	(4,734,308)	(25)%		(425,964)	(4.6)%
Income (loss) before income tax	(586,827)	(3)%		2,316,261	25%
Income tax expense	(1,632,754)	9%		(466,647)	5%
Minority interest	(83)	-		-
Income from operations of discontinued component	-			28,699	0.3%
Net income (loss)	(2,219,664)	(12	) %	1,878,313	20%

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

OPERATING INCOME. Operating income was approximately $7.50 million for 2008 while our operating income for 2007 was approximately $3.28 million, an increase of approximately $4.22 million. The growth in operating income was mainly due to (i) changing our business type, (ii) selling and leasing our energy saving systems through sales-type leasing and (iii) commencing operating lease business in 2008. A new sales-type lease for power generated system was commenced in 2008 in addition to our two TRT systems which were sold under sales-type leases in 2007. The sales-type lease brings us additional interest income. Interest income on sales-type lease for 2008 was approximately $2.29 million, an approximately $1.27 million increase from approximately $1.02 million for 2007.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $3.35 million for 2008 as compared to approximately $0.54 million for 2007, an increase of approximately $2.81 million or 518%. This increase was mainly due to the compensation expense of approximately $1.44 million related to the fair value of the stock options to employees, and increased payroll, marketing and traveling expense due to the expansion of our business.

NET INCOME. Our net loss for 2008 was approximately $2.22 million as compared to approximately $1.88 million net income for 2007, a decrease of $4.1 million. This decrease in net income was mainly due to interest expense on our amortized beneficial conversion feature for the convertible note of approximately $4.68 million and compensation expense of the fair value of stock options of approximately $1.44 million for 2008. The convertible note that was issued on November 16, 2007 was repaid on June 25, 2008.  The vested and non-vested employee stock options that were granted on November 13, 2007, were forfeited and cancelled on June 25, 2008.  We subsequently reissued the same number of stock options on August 4, 2008; this reissuance was accounted for as a modification of the original options.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2008 and December 31, 2007

As of December 31, 2008, the Company had cash and cash equivalents of $7,267,344. At December 31, 2008, other current assets were approximately $16.54 million and current liabilities were approximately $11.69 million, working capital amounted to $12.12 million at December 31, 2008. The ratio of current assets to current liabilities was 2.04:1 at the year ended December 31, 2008.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as restated referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 to the consolidated financial statements, certain errors resulting in the classification of current and deferred income tax liability and understatement of previously reported expenses for the year ended December 31, 2008 were discovered by the Company's management on August 25, 2009. Accordingly, the 2008 financial statements have been restated.

Goldman Park Kurland Mohidin
Encino, California
March 8, 2009, except for note 21, for which the date is August 25, 2009.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 2008	AS OF DECEMBER 31, 2007
	(RESTATED)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$7,267,344	$1,634,340
Investment in sales type leases, net	1,970,591	1,081,981
Interest receivable on sales type leases	82,406	144,262
Prepaid expenses	3,849,087	-
Advances to suppliers	-	2,467,579
Other receivables	102,850	32,902
Inventory	10,534,633	9,870,315
Total current assets	23,806,911	15,231,379
NON-CURRENT ASSETS
Investment in sales type leases, net	14,837,879	7,933,780
Advance for equipment	2,642,889	-
Property and equipment, net	95,359	-
Construction in progress	3,731,016	-
Intangible assets, net	3,482	6,169
Total non-current assets	21,310,625	7,939,949
TOTAL ASSETS	$45,117,536	$23,171,328
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,186,902	2,298,201
Unearned revenues	658,415	-
Taxes payable	1,313,949	191,982
Accrued liabilities and other payables	3,528,527	2,565,726
Advance from management	-	71,508
Convertible notes, net of discount due to beneficial conversion feature	5,000,000	378,082
Total current liabilities	11,687,793	5,505,499
DEFERRED TAX LIABILITY	823,407	342,540
ACCRUED INTEREST ON CONVERTIBLE NOTES	168,494	-
CONTINGENCIES AND COMMITMENTS
MINORITY INTEREST	16,179	15,080
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 25,015,089 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	36,425	25,015
Additional paid in capital	34,528,289	19,070,908
Statutory reserve	1,319,286	832,467
Accumulated other comprehensive income	3,582,587	1,718,260
Accumulated deficit	(7,044,924)	(4,338,441)
Total Company stockholders' equity	32,421,663	17,308,209
TOTAL LIABILITIES AND EQUITY	$45,117,536	$23,171,328

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
	RESTATED
Revenue
Sales of products	$8,048,956	$9,302,347
Rental income	11,168,707	-
Total revenue	19,217,663	9,302,347
Cost of sales
Cost of products	6,191,505	7,033,400
Rental expense	7,810,231	-
Total cost of sales	14,001,736	7,033,400
Gross profit	5,215,927	2,268,947
Interest income on sales-type leases	2,285,582	1,015,712
Total operating income	7,501,509	3,284,659
Operating expenses
Selling expenses	-	125,039
General and administrative expenses	3,354,028	417,395
Total operating expenses	3,354,028	542,434
Income from operations	4,147,481	2,742,225
Non-operating income (expenses)
Interest income	27,033	-
Interest expense	(4,787,292)	(377,402)
Other income	108,999	-
Other expense	(811)	(397)
Exchange loss	(82,237)	(48,165)
Total non-operating expenses	(4,734,308)	(425,964)
Income before income tax	(586,827)	2,316,261
Income tax expense	1,632,754	466,647
Net (loss) income from continuing operations	(2,219,581)	1,849,614
Income from operations of discontinued component	-	28,699
Less: minority interest	83	-
Net income (loss)	(2,219,664)	1,878,313
Other comprehensive item
Foreign currency translation gain	1,864,327	680,586
Comprehensive income (loss)	$(355,337)	$2,558,899
Basic weighted average shares outstanding	32,095,814	18,160,385
Diluted weighted average shares outstanding *	49,702,199	18,855,897
Basic net earnings per share **	$(0.07)	$0.10
Diluted net earnings per share ***	$(0.07)	$0.10

* Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on Apr 29, 2008 with conversion price contingent upon future net profits.
** Basic and diluted loss per share are the same because common stock equivalents are anti-dilutive.
*** Interest expense on convertible notes are added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Paid in Capital	Statutory Reserves	Other Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2006	17,147,268	$17,148	$4,229,845	$574,666	$1,037,674	$(5,958,953)	$(99,620)

Shares issued for capital contribution	7,867,821	7,867	9,669,553	-	-	-	9,677,420

Stock compensation expense related to stock options	-	-	171,510	-	-	-	171,510

Value of beneficial conversion feature in connection with convertible note	-	-	5,000,000	-	-	-	5,000,000

Net income for the year	-	-	-	-	-	1,878,313	1,878,313

Transfer to statutory reserves	-	-	-	257,801	-	(257,801)	-

Foreign currency translation gain	-	-	-	-	680,586	-	680,586

Balance at December 31, 2007	25,015,089	25,015	19,070,908	832,467	1,718,260	(4,338,441)	17,308,209

Shares issued for capital contribution	11,410,005	11,410	14,020,848	-	-	-	14,032,258

Stock compensation expense related to stock options	-	-	1,436,533	-	-	-	1,436,533

Net loss for the year	-	-	-	-	-	(2,219,664)	(2,219,664)

Transfer to statutory reserves	-	-	-	486,819	-	(486,819)	-

Foreign currency translation gain	-	-	-	-	1,864,327	-	1,864,327

Balance at December 31, 2008 (RESTATED)	36,425,094	$36,425	$34,528,289	$1,319,286	$3,582,587	$(7,044,924)	$32,421,663

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
	RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,219,664)	$1,878,313
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	18,079	-
Amortization of discount related to conversion feature of convertible note	4,684,932	315,068
Stock option compensation expense	1,436,533	171,510
Accrued interest on convertible notes	105,480	63,014
Minority interest	83	14,463
Change in deferred tax	823,407	-
(Increase) decrease in current assets:
Interest receivable on sales type lease	61,856	(144,262)
Advances to suppliers	-	(1,590,891)
Prepaid equipment rent	(3,796,985)	-
Other receivables	(66,659)	212,288
Increase (decrease) in current liabilities:
Accounts payable	(1,245,854)	2,204,167
Unearned revenue	647,948	-
Advance from customers	-	(179,787)
Tax payable	707,013	523,190
Accrued liabilities and other payables	802,165	1,530,382
Net cash provided by operating activities	1,958,334	4,997,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	(7,063,105)	(8,640,969)
Acquisition of property & equipment	(115,350)	-
Construction in progress	(3,717,743)	-
Net cash used in investing activities	(10,896,198)	(8,640,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,032,258	-
Convertible notes	5,000,000	5,000,000
Repayment to management	(75,108)	68,583
Advance from shareholder	-
Net cash provided by financing activities	13,957,150	5,068,583
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	613,718	(42,729)
NET INCREASE IN CASH & CASH EQUIVALENTS	5,633,004	1,382,340
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	1,634,340	252,000
CASH & CASH EQUIVALENTS, END OF YEAR	$7,267,344	$1,634,340
Supplemental Cash flow data:
Income tax paid	$152,881	$35,281
Interest paid	$-	$-

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

	For the Year Ended December 31, 2008 (Restated)	For the Year Ended December 31, 2007
Net income (loss) for basic weighted average shares	$(2,219,664)	$1,878,313
Net income (loss) for diluted weighted average shares *	(2,051,088)	1,941,327

Weighted average shares outstanding - basic	32,095,814	18,160,385
Effect of dilutive securities:
Convertible notes	16,583,080 **	507,485
Options granted	1,023,304	188,027

Weighted average shares outstanding - diluted	49,702,199	18,855,897

(Loss) Earnings per share – basic ***	$(0.07)	$0.10
(Loss) Earnings per share – diluted ***	$(0.07)	$0.10

* Interest expense on convertible note has been added back to net income for the computation of diluted earnings per share.

** Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
*** These securities are anti-dilutive, therefore, basic and diluted loss per share are the same.

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

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for office rental, parking space, insurance and legal fees.  Other prepaid expenses were approximately $28,000 and $0 at December 31, 2008 and 2007, respectively.

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

8. TAX PAYABLE

“Tax payable” consisted of the following at December 31, 2008 and 2007, respectively:

	2008 (Restated)	2007
Income tax payable	$1,217,026	$149,295
Business tax payable	86,692	41,126
Other taxes payable	10,231	1,561
	$1,313,949	$191,982

9. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at December 31, 2008 and 2007, respectively:

	2008		2007
Other payables	$		$
Cash advance from third parties		-		138,201
Employee training and social insurance payable		125,323		17,646
Consulting and legal expenses		371,125		371,000
Payable to Yingfeng		1,676,878		1,747,958
Deposit from lessee		1,024,252		-
Total other payables		3,197,578		2,274,805
Employee welfare payable		258,443		228,923
Accrued maintenance expense		72,506		61,998
Total		$3,528,527		$2,565,726

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

12. DEFERRED TAX

Deferred tax asset arose from accrued maintenance cost on two TRT machines and one CHPG machine that can be deducted for tax purposes in the future.

Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of December 31, 2008 and 2007, deferred tax asset (liability) consisted of the following:

	2008 (Restated)	2007
Deferred tax asset - noncurrent	$27,878	$-
Deferred tax liability - noncurrent	(851,285)	(342,540)
Deferred tax liability, Net	$(823,407)	$(342,540)

13. DISCONTINUED OPERATIONS

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

The parent company, China Recycling Energy Co., Ltd., is taxed in the U.S. and has net operating loss of approximately $1,633,000 at December 31, 2008. The pre-tax loss per book of the parent company was approximately $6.68 million, of which, $1.7 million was the tax effect of non-deductible expense of the beneficial conversion feature of the $5,000,000 note payable.  Net operating loss can be used to offset future taxable income and can be carried-forward for 20 years from the year in which the loss occurred.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007, respectively:

	2008	2007
US statutory rates	(34)%	34%
Tax rate difference	(93.8)%	(1)%
Effect of tax holiday	4.5%	(18)%
Effect of tax on loss in nontaxable jurisdiction	1.4%	1%
Non-tax deductible expense - beneficial conversion feature	291.4%	-%
Valuation allowance	108.8%	4%
Tax per financial statements	278.3%	20.0%

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

The following table summarizes activity for employees in the Company’s Plan for 2008 and 2007:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-
Exercised	-
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	$0.80	5.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.48

During 2008, the Company recorded $1,436,533 compensation expense including amortized portion of incremental cost arising from the modification to the employee stock options. The weighted-average modification date fair value of stock options granted to employees for the year ended December 31, 2008 was $0.88 per share. There were no options exercised during 2008.

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

20. COMMITMENTS

Shengwei Cement Pure Low Temperature Waste Heat Power Generator Project

In November 2007, the Company signed a cooperative agreement with Shengwei Group for building two sets of 12MW pure low temp cement waste heat power generator systems for its two 2,500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan. At the end of 2008, the power generator system in Tong Chuan has completed construction and was put into operation; the other system in Jin Yang is expected to be complete in April 2009 with approximately $7,246,000 (RMB 53millon) in total investment.

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

 21. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the balance sheet date at December 31, 2008 and for the year ended December 31, 2008 were restated to reflect the following:

1.	Reclassification of current tax payable to deferred tax liability of $823,407 on sales-type leases as the Company did not separately record the deferred tax liability.

2.
The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (See Note 15).  The Company’s management has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and should have been accounted for as such.  Accordingly, in accordance with EITF 00-27, the remaining BCF of $3,472,603 at the date of conversion has been expensed.

3.
The Company originally recorded the employee stock options expense for those options that had vested up to the cancellation date.  The Company’s management has now concluded that the options subsequently issued on August 4, 2008 should be accounted for as a modification of the options cancelled and forfeited on June 25, 2008.  Accordingly, the Company recorded the difference between the fair values of the options before and after the modification date as incremental cost and amortized such cost including the unamortized grant date fair value over the new vesting period.

These restatement adjustments did not have an impact to the statement of cash flows except the reclassification within the operating activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Con Consolidated Statement of Operations and Comprehensive loss

General and administrative expenses	$2,773,702	$3,354,028	$580,326
Total operating expenses	$2,773,702	$3,354,028	$580,326
Interest expense	$(1,314,689)	$(4,787,292)	$(3,472,603)
Total non-operating expenses	$(1,261,705)	$(4,734,308)	$(3,472,603)
(Loss) income before income taxes	$3,466,102	$(586,827)	$(4,052,929)
Net (Loss) income	$1,833,265	$(2,219,664)	$(4,052,929)

Comprehensive (loss) income	$3,697,592	$(355,337)	$(4,052,929)

Net (Loss) income per common share — basic	$0.06	$(0.07)	$(0.13)
Net (Loss) income per common share — diluted	$0.03	$(0.07)	$(0.10)

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at December 31, 2008:

Consolidate Balance Sheet at December 31, 2008	As Previously Reported	Restated	Net Adjustment

Tax payable	$2,137,356	$1,313,949	$(823,407)
Deferred tax liability, net	$-	$823,407	$823,407
Total liabilities	$12,679,694	$12,679,694	$-
Additional paid in capital	$30,475,360	$34,528,289	$4,052,929
R Accumulated deficit	$(2,991,995)	$(7,044,924)	$(4,052,929)
Total stockholders’ equity	$32,421,663	$32,421,663	$-

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

On August 25, 2009, the Company announced that it had identified accounting issues and therefore that the Company’s previously issued audited consolidated financial statements as of and for the fiscal year ended December 31, 2008, and unaudited interim consolidated financial statements as of and for the quarterly periods ended March 31, 2009, September 30, 2008, and June 30, 2008 should no longer be relied upon.   The Company undertook a review to resolve these issues.  Management also carried out a new evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2008 (the “Evaluation Date”), pursuant to Exchange Act Rule 13(a). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Upon review, the Company concluded that it had not properly recorded the unamortized portion of the beneficial conversion feature of a convertible note that was issued by the Company to certain investors in 2007 and amended in 2008 and that it had not properly recorded a modification in to the Company’s stock option which occurred in 2008 (See Note 21).

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In connection with the restatement of our financial statements in this Annual Report on Form 10-K/A described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

To address our concerns regarding these matters, the Company has retained a consultant to evaluate our internal control over financial reporting and to assist us in making improvements to the quality of our controls, policies and procedures. The Company also intends to form an Audit Committee of independent directors during the 2009 fiscal year to oversee the audit and internal audit process.  In addition, we are improving supervision, education, and training of our accounting staff and continue to search for more qualified financial personnel with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.

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

Changes in internal control over financial reporting

We believe the many changes we adopted in 2008 to alleviate the material weaknesses we discovered in our internal controls over financial reporting as of December 31, 2007 have been effective, but further progress is needed.  In order to correct previously identified material weaknesses, we implemented several steps during 2008 that materially improved our internal control over financial reporting:

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position
Guohua Ku	47	Chief Executive Officer and Chairman of the Board
Lanwei Li	27	Vice President and Director of Business and Director
Xinyu Peng	40	Chief Financial Officer and Secretary
Zhigang Wu	37	Vice President, Finance
Nicholas Shao	37	Director

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

Nicholas Shao was appointed as a director of the Company on June 3, 2008, in accordance with the terms of the Shareholders Agreement between the Company and, among other parties, certain Carlyle Asia Growth investors.  Mr. Shao is currently a Vice President of Carlyle Asia Growth and has worked in several international investment banks, including Credit Suisse First Boston and Morgan Stanley as a senior manager and analyst.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guohua Ku (1)	2008	$1,498	—	—	—	—	—	—	$1,498
Chief Executive Officer and Chairman of the Board	2007

Guangyu Wu (2)	2008	$66, 676	—	—	$81,644	—	—	—	$148,320
Former Chief Executive Officer	2007	$33,399	—	—	$11,440	—	—	—	$44,839

(1)	Guohua Ku was appointed as Chief Executive Officer of the Company on December 10, 2008.
(2)	Guangyu Wu resigned as Chief Executive Officer of the Company on December 10, 2008.
(3)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), for awards made under our 2007 Nonstatutory Stock Option Plan, which include amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of these amounts are included in Note 16 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nicholas Shao	—	—	—	—	—	—	0

Hanqiao Zheng	—	—	—	—	—	—	0

(1)	The aggregate number of option awards outstanding at December 31, 2008 for each of the directors was as follows:

Name	Options
Nicholas Shao	0
Hanqiao Zheng	0

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

	Common Stock Beneficially Owned
Beneficial Owner	Number of Shares		Percent of Class
Carlyle Asia Growth Partners III, L.P. c/o The Carlyle Group 1001 Pennsylvania Avenue, NW, Suite 220 Washington, DC 20004	8,131,746	(1)	22.32%
Guohua Ku	18,706,843		51.36%
Lanwei Li	45,000	(2)	*
Zhigang Wu	18,000	(3)	*
Nicholas Shao	—		*
All executive officers and directors as a group (5 persons)	18,769,843	(4)	51.53%

*	Less than one percent (1%) of outstanding shares.
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

Director Independence

Nicholas Shao is our only non-employee director, and our board of directors has determined he is independent pursuant to the listing rules of NASDAQ.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm.
(ii)	Consolidated Balance Sheets as of December 31, 2008 (Restated) and December 31, 2007.
(iii)	Consolidated Statements of Operations for the years ended December 31, 2008 (Restated) and December 31, 2007.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008 (Restated) and December 31, 2007.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 (Restated) and December 31, 2007.
(vi)	Notes to Consolidated Financial Statements.

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
Xinyu Peng
Chief Financial Officer and Secretary

In accordance with the requirements of the Exchange Act, this report has been signed below on behalf of the registrant and in the capacities indicated on September 25, 2009.

Each person whose signature appears below constitutes and appoints Guohua Ku and Xinyu Peng as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief
Guohua Ku	Executive Officer

/s/ Nicholas Shao	Director
Nicholas Shao

/s/ Lanwei Li	Director
Lanwei Li

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

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2008). *

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

14.1	Code of Ethics (filed as an Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the period ending December 31, 2004).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Current Report on Form 8-K dated November 16, 2007).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed March 23, 2009).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.