Form 10-Q/A
period 2009-03-31
CHINA RECYCLING ENERGY CORP
filed 2009-09-28
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

INDEX

Explanatory Note

China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2009 (the “Original Form 10-Q”), to restate our consolidated financial statements as of and for the three ended March 31, 2009. In addition, we are concurrently filing Forms 10-Q/A to restate our consolidated financial statements as of and for the periods ended each of June 30, 2008 and September 30, 2008.  We are also concurrently filing Form 10-K/A to restate our consolidated financial statements as of and for the year ended December 31, 2008.

The accounting issues that resulted in misstatements in our consolidated financial statements as of and for the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 relate to (i) the reclassification of current tax payable to deferred tax liability on the Company’s sales-type leases, as the Company did not separately record the deferred tax liability; (ii) the expensing of the unamortized amount of the beneficial conversion feature in connection with the 2008 amendment of a convertible note that was issued by the Company to certain investors in 2007; (iii) the reclassification of interest expense from interest income for the three months ended June 30, 2008; and (iv) the reclassification of 3,000,000 stock options under the Company’s 2007 Nonstatutory Stock Option Plan from the fair value of the options as a liability to equity recorded as additional paid in capital.  See Note 20 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the three months ended March 31, 2009.

In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of March 31, 2009.  See Item 4T of Part I of this report for further discussions on these matters.

Item 6 of Part II of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A also should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2008. The following items have been amended as a result of the restatement:

Part I, Item 1. Financial Statements;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4T. Controls and Procedures; and
Part II, Item 6. Exhibits.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	AS OF MARCH 31, 2009	AS OF DECEMBER 31, 2008
	(RESTATED)	(RESTATED)
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$10,212,758	$7,267,344
Investment in sales type leases, net	2,152,977	1,970,591
Interest receivable on sales type leases	237,033	82,406
Advance to suppliers	73,156	-
Prepaid expenses	1,049,381	3,849,087
Other receivables	121,885	102,850
Inventory	13,101,420	10,534,633
Total current assets	26,948,610	23,806,911
NON-CURRENT ASSETS
Investment in sales type leases, net	14,285,747	14,837,879
Advance for equipment	-	2,642,889
Property and equipment, net	90,026	95,359
Construction in progress	5,193,171	3,731,016
Intangible assets, net	3,293	3,482
Total non-current assets	19,572,237	21,310,625
TOTAL ASSETS	$46,520,847	$45,117,536
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,184,716	$1,186,902
Unearned revenues	658,289	658,415
Tax payable	1,316,987	1,313,949
Accrued liabilities and other payables	3,583,069	3,528,527
Convertible notes	5,000,000	5,000,000
Total current liabilities	11,743,061	11,687,793
DEFERRED TAX LIABILITY	673,070	823,407
ACCRUED INTEREST ON CONVERTIBLE NOTES	231,507	168,494
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,425,094 and 36,425,094 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	36,425	36,425
Additional paid in capital	34,917,665	30,475,360
Statutory reserve	1,489,719	1,319,286
Accumulated other comprehensive income	3,552,692	3,582,587
Accumulated deficit	(6,139,508)	(2,991,995)
Total Company stockholders' equity	33,856,993	32,421,663
Noncontrolling interest	16,216	16,179
Total equity	33,873,209	32,437,842
TOTAL LIABILITIES AND EQUITY	$46,520,847	$45,117,536

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
Revenue
Rental income	$4,322,893	-
Total revenue	4,322,893	-
Cost of sales
Rental expense	3,021,673	-
Total cost of sales	3,021,673	-
Gross profit	1,301,220	-
Interest income on sales-type leases	1,198,531	564,952
Total operating income	2,499,751	564,952
Operating expenses
General and administrative expenses	795,438	648,610
Total operating expenses	795,438	648,610
Income (loss) from operations	1,704,313	(83,658)
Non-operating income (expenses)
Interest income	5,013	-
Interest expense	(63,232)	(743,278)
Other expense	(2,094)	(422)
Other income	-	1,581
Exchange loss	-	(11,189)
Total non-operating expenses	(60,313)	(753,308)
Income (loss) before income tax	1,644,000	(836,966)
Income tax expense	568,111	50,947
Net income (loss) from operations	1,075,889	(887,913)
Less: Net income attributable to noncontrolling interest	40	27
Net income (loss)	1,075,849	(887,940)
Other comprehensive item
Foreign currency translation gain (loss)	(29,895)	74,725
Comprehensive income (loss)	$1,045,954	$(813,215)
Basic weighted average shares outstanding	36,425,094	25,015,089
Diluted weighted average shares outstanding **	46,760,632	30,508,410
Basic net earnings per share *	$0.03	$(0.04)
Diluted net earnings per share *	$0.02	$(0.04)

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

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$1,075,889	$(887,913)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	7,348	17
Amortization of discount related to conversion feature of convertible note	-	623,288
Stock option compensation expense	389,376	325,155
Accrued interest on convertible notes	63,013	124,658
Changes in deferred tax	673,097	-
(Increase) decrease in current assets:
Interest receivable on sales type leases	211,913	(94,903)
Advance to suppliers and prepaid expenses	2,799,495	(192,463)
Other receivables	(19,053)	1,622
Increase (decrease) in current liabilities:
Accounts payable	(1,960)	(69,737)
Tax payable	(819,994)	(125,995)
Accrued liabilities and other payables	55,144	17,227
Net cash provided by (used in) operating activities	4,434,268	(279,044)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in sales type leases	-	282,188
Acquisition of property & equipment	(1,843)	(80,823)
Construction in progress	(1,462,908)	(977,299)
Net cash used in investing activities	(1,464,751)	(775,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to management	-	(72,826)
Advance from shareholder	-	250,000
Net cash provided by financing activities	-	177,174

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(24,103)	41,065
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,945,414	(836,739)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,267,344	1,634,340
CASH & CASH EQUIVALENTS, END OF PERIOD	$10,212,758	$797,601
Supplemental Cash flow data:
Income tax paid	$732,561	$127,336
Interest paid	$-	$-

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

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008
Net income (loss) for basic weighted average shares	$1,075,849		$(887,940)
Net income (loss) for diluted weighted average shares *	1,138,862		(887,940)

Weighted average shares outstanding - basic	36,425,094		25,015,089
Effect of dilutive securities:
Convertible notes	10,335,538	**	4,217,620
Options granted	-		1,275,701

Weighted average shares outstanding - diluted	46,760,632		30,508,410

Earnings (loss) per share – basic ***	$0.03		$(0.04)
Earnings (loss) per share – diluted ***	$0.02		$(0.04)

* Interest expense on convertible note was added back to net income for the computation of diluted earnings per share.
** Diluted weighted average shares outstanding includes estimated shares will be converted from the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.
*** Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

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

8.           TAX PAYABLE

“Tax payable” consisted of the following at March 31, 2009 (unaudited) and December 31, 2008, respectively:

	March 31,	December 31,
	2009 (Restated)	2008
Income tax payable	$1,202,529	$1,217,026
Business tax payable	102,464	86,692
Other taxes payable	11,994	10,231
	$1,316,987	$1,313,949

9.           ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at March 31, 2009 (unaudited) and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008

Other payables Employee training, labor union expenditure, social insurance payable	$159,485	$125,323
Consulting and legal expenses	371,544	371,125
Payable to Yingfeng	1,676,481	1,676,878
Security deposit from lessee	1,024,006	1,024,252
Total other payables	3,231,516	3,197,578
Accrued payroll and welfare	263,848	258,443
Accrued maintenance expense	87,705	72,506
Total	$3,583,069	$3,528,527

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

11.        DEFERRED TAX

Deferred tax asset arose from accrued maintenance cost on two TRT machines and one CHPG machine that can be deducted for tax purposes in the future.

Deferred tax liability represented differences between the tax bases and book bases income on sales-type leases.

As of March 31, 2009, deferred tax asset (liability) consisted of the following:

	March 31, 2009 (Restated)	December 31, 2008

Deferred tax asset	$36,662	$ 27,878
Deferred tax liability - noncurrent	$(709,732)	$ (851,285)
Deferred tax liability, net	$(673,070)	$ (823,407)

12.        INCOME TAX

Effective January 1, 2008, the PRC implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s subsidiaries generated substantially all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2009 and 2008 are 20% and 18%, respectively. Xi’an TCH is approved by tax authority for 15% preferential income tax rate for tax year 2008 through 2010 as a result of its status of high-tech Company. Xingtai Huaxin and Huahong’s effective income tax rate is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, and Huahong file separate income tax returns.

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

The parent company, China Recycling Energy Co., Ltd., is taxed in the U.S. and had a net operating loss approximately of $1,817,001 at March 31, 2009.  Net operating losses can be carried forward for 20 years.  A 100% valuation allowance was established due to the uncertainty of its realization.

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

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement (the “Rescission”) to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to the Amendment. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease in interest expense for the period. At the Rescission closing, the Company repaid in full the First Note and issued to the Investors 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate purchase price of $5,000,000.  This was done through a cross receipt arrangement; the amortized portion of BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and that the remaining BCF of $3,472,603 at the date of conversion should have been expensed (see Note 20).

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The new awards were considered as replacement awards and were recorded in accordance with SFAS 123(R).The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options have been accounted for as a modification to the options which were cancelled on June 25, 2008. During the three months ended March 31, 2009, the Company recorded a $258,102 loss from the change in fair value of the employee stock options (see Note 20).

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.48
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	3,000,000	$0.80	4.23

The Company recorded $389,376 and $325,155 of compensation expense for employee stock options during the three months ended March 31, 2009 and 2008, respectively.  There were no options exercised during the first quarter of 2009.

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

 20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statement for the balance sheet date at March 31, 2009 was restated to reflect the following:

1.	Reclassification of current tax payable to deferred tax of liability of $258,659 on sales-type leases as the Company did not separately record the deferred tax liability.

2.
The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (Note 13).  The Company’s management has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and based on substance over form, should have been accounted for as such.  Accordingly, in accordance with EITF 00-27, the remaining BCF of $3,472,603 at the date of conversion has been expensed and recorded as an increase in accumulated deficit at March 31, 2009.

3.
At March 31, 2009, the Company treated the modification to options (Note 14) under variable accounting, and accordingly, recorded the fair value of the options as a liability.  During the quarter ended June 30, 2009, management concluded that the options should be classified as equity, accordingly, the options liability at March 31, 2009 was reclassified to additional paid in capital.  The reclassification did not have any material impact to the results of operations for the three months ended March 31, 2009.

All the restatement adjustments did not have an impact to the statement of cash flows except the reclassification within the operating activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at December 31, 2008:

Consolidated Balance Sheet at December 31, 2008	As Previously Reported	Restated	Net Adjustment

Tax payable	$1,058,328	$1,316,987	$258,659
Option liability	$827,965	$-	$(827,965)
Deferred tax liability, net	$931,729	$673,070	$(258,659)
Total liabilities	$13,475,603	$12,647,638	$(827,965)
Additional paid in capital	$30,251,597	$34,917,665	$4,666,068
Unamortized compensation expense, net	$(1,454,954)	$-	$1,454,954
Accumulated deficit	$(846,451)	$(6,139,508)	$(5,293,057)
Total stockholders’ equity	$33,029,028	$33,856,993	$827,965

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Three Months Ended	2009		2008
March 31	$	% of Sales	$	% of Sales

Sales	$4,322,893	100%	$—	—
Sales of Products	—	—	—	—
Rental income	4,322,893	100%	—	—
Cost of sales	(3,021,673)	70%	—	—
Cost of products	—	—	—	—
Rental expense	(3,021,673)	70%	—	—
Gross profit	1,301,220	30%	—	—
Interest income on sales-type lease	1,198,531	28%	564,952	—
Total operating income	2,499,751	58%	564,952	—
Total Operating expenses	(795,438)	18%	(648,610)	—
Income (loss) from operation	1,704,313	39%	(83,658)	—
Total non-operating income (expenses)	(60,313)	(1.4)%	(753,308)	—
Income (loss) before income tax	1,644,000	38%	(836,966)	—
Income tax expense	568,111	13%	50,947	—
Net income attributable to noncontrolling interest	(40)	—	(27)	—
Net income (loss)	$1,075,849	25%	$(887,940)	—

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

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

As of March 31, 2009, the Company had cash and cash equivalents of $10,212,758. At March 31, 2009, other current assets were approximately $16.74 million and current liabilities were approximately $11.74 million.  Working capital amounted to $15.21 million at March 31, 2009. The ratio of current assets to current liabilities was 2.29:1 at the three months ended March 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2009 and 2008:

	2009 (Restated)	2008
Cash provided by (used in):
Operating Activities	$4,434,268	$(279,044)
Investing Activities	(1,464,751)	(775,934)
Financing Activities	-	177,174

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.              Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 was originally filed, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In connection with the restatement of our financial statements in this Quarterly Report on Form 10-Q described in the introductory Explanatory Note, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

--

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

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: September 28, 2009	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: September 28, 2009	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.