Form 10-Q
period 2009-09-30
CHINA RECYCLING ENERGY CORP
filed 2009-11-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐      No ☒

The number of shares outstanding of the registrant’s Common Stock, as of September 30, 2009 was 38,778,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,683,300	$7,267,344
Restricted cash	4,395,153	-
Investment in sales type leases, net	4,212,046	1,970,591
Interest receivable on sales type leases	461,737	82,406
Prepaid expenses	-	3,849,087
Other receivables	248,037	102,850
Inventory	-	10,534,633
Total current assets	15,000,273	23,806,911

NON-CURRENT ASSETS
Investment in sales type leases, net	39,012,834	14,837,879
Advance for equipment	-	2,642,889
Property and equipment, net	90,860	95,359
Construction in progress	9,432,787	3,731,016
Intangible assets, net	-	3,482
Total non-current assets	48,536,480	21,310,625

TOTAL ASSETS	$63,536,753	$45,117,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,035,574	$1,186,902
Notes payable - bank acceptances	1,466,467	-
Short term loan	2,928,686	-
Unearned revenues	-	658,415
Tax payable	220,732	1,313,949
Accrued liabilities and other payables	2,977,962	3,528,527
Convertible notes	8,000,000	5,000,000
Accrued interest on convertible notes	228,676	168,494
Total current liabilities	17,858,098	11,856,287

DEFERRED TAX LIABILITY, NET	1,732,129	823,407

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,778,035 and 36,425,094 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	38,778	36,425
Additional paid in capital	37,074,978	30,475,360
Statutory reserve	2,349,198	1,319,286
Accumulated other comprehensive income	3,617,330	3,582,587
Accumulated deficit	613,562	(2,991,995)
Total Company stockholders’ equity	43,693,846	32,421,663
Noncontrolling interest	252,679	16,179
Total equity	43,946,525	32,437,842
TOTAL LIABILITIES AND EQUITY	$63,536,753	$45,117,536

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue
Sales of products	$27,938,697	$-	$18,425,620	$-
Rental income	5,946,892	6,876,223	-	4,259,807
Total revenue	33,885,589	6,876,223	18,425,620	4,259,807

Cost of sales
Cost of products	21,497,172	-	14,179,421	-
Rental expense	4,148,572	4,810,011	-	2,977,402
Total cost of sales	25,645,744	4,810,011	14,179,421	2,977,402

Gross profit	8,239,845	2,066,212	4,246,199	1,282,405

Interest income on sales-type leases	4,117,305	1,716,544	1,783,833	576,817
Total operating income	12,357,150	3,782,756	6,030,032	1,859,222

Operating expenses
General and administrative expenses	2,730,971	2,543,563	1,375,230	1,039,784
Total operating expenses	2,730,971	2,543,563	1,375,230	1,039,784

Income from operations	9,626,179	1,239,193	4,654,802	819,438

Non-operating income (expenses)
Interest income	29,702	-	29,702	(57,029)
Interest expense	(320,546)	(4,706,567)	113,222	-
Other expense	(68,842)	(2,239)	(66,078)	(1,238)
Other income	-	1,621	-	17
Exchange loss	(2,718)	(81,969)	(329)	(1,524)
Total non-operating income (expenses)	(362,405)	(4,789,154)	76,516	(59,774)

Income (loss) before income tax	9,263,774	(3,549,961)	4,731,318	759,664

Income tax expense	1,166,684	796,458	941,962	427,960

Net income (loss) from operations	8,097,089	(4,346,419)	3,789,355	331,704

Less: Net income (loss) attributable to noncontrolling interest	(10,898)	83	(7,740)	27

Net income (loss)	8,107,987	(4,346,502)	3,797,095	331,677

Other comprehensive item
Foreign currency translation gain (loss)	34,743	1,918,236	35,835	807,806

Comprehensive income (loss)	$8,142,730	$(2,428,266)	$3,832,930	$1,139,483

Basic weighted average shares outstanding	37,829,964	30,642,187	38,778,035	36,425,094
Diluted weighted average shares outstanding **	43,915,609	34,256,352	47,900,894	37,404,892

Basic net earnings (loss) per share *	$0.21	$(0.14)	$0.10	$0.01
Diluted net earning (loss) per share *	$0.19	$(0.14)	$0.08	$0.01

*	Interest expense on convertible notes are added back to net income for the computation of diluted EPS.

*	Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

**	Diluted weighted average shares outstanding includes estimated shares upon conversion of the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$8,097,089	$(4,346,419)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	23,155	10,848
Amortization of discount related to conversion feature of convertible note	-	4,684,932
Stock option compensation expense	1,129,328	1,129,151
Accrued interest on convertible notes	60,182	42,466
Changes in deferred tax	1,731,344	357,751
(Increase) decrease in current assets:
Interest receivable on sales type leases	(379,331)	65,045
Advance to suppliers and prepaid expenses	3,828,438	(6,567,350)
Other receivables	(113,744)	(49,847)
Increase (decrease) in current liabilities:
Accounts payable	847,314	(1,217,170)
Unearned revenue	(658,655)	-
Tax payable	(1,917,728)	336,805
Accrued liabilities and other payables	(260,167)	1,097,127

Net cash provided by (used in) operating activities	12,387,225	(4,456,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(4,393,159)	(823,428)
Investment in sales type leases	(9,484,917)	734,692
Increase investment in subsidiary	(16,100)	-
Acquisition of property and equipment	(15,096)	(113,906)
Construction in progress	(8,255,441)	(9,986,879)

Net cash used in investing activities	(22,164,713)	(10,189,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,000,000	9,032,258
Convertible notes	3,000,000	5,000,000
Short-term bank loan	2,927,358	429,615
Repayment to management	-	(74,699)
Cash contribution from noncontrolling interest	263,439	-

Net cash provided by financing activities	8,190,797	14,387,174

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	2,647	330,608

NET INCREASE IN CASH & CASH EQUIVALENTS	(1,584,044)	71,600

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	7,267,344	1,634,340

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,683,300	$1,705,940

Supplemental Cash flow data:
Income tax paid	$1,307,406	$152,049
Interest paid	$319,086	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

In November 2007, TCH signed a cooperative agreement with Shengwei Group for a Cement Waste Heat Power Generator Project (“CHPG”). TCH will build two sets of 12MW pure low temperature cement waste heat power generator systems for Shengwai’s two 2500 tons per day cement manufacturing lines in Jin Yang and a 5,000 tons per day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the CHPG in Tong Chuan was completed and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Tong Chuan from the date the system is put into service.  TCH is responsible for the daily maintenance and repair of the system, and charges Tong Chuan a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Tong Chuan of proper functioning of 5000 tons per day cement manufacturing line and not less than 7440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five years operating period, TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer until the end of the leasing term.

On June 29, 2009, construction of the CHPG in Jin Yang was completed and put into operation.  TCH will charge Jin Yang a technical service fee of $336,600 (RMB 2,300,000) monthly for sixty months.  Jin Yang has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Jin Yang is required to provide assurance of proper functioning of 5000 tons per day cement manufacturing lines and not less than 7440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period.  Effective July 1, 2009, TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to an unrelated third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos”) for recycling waste heat from Erdos ‘s metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of JV is $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’An TCH injected additional capital of $4.03 million (RMB 27,500,000). Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $8,773,000 (RMB 60,000,000).   Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit allocation from the JV, respectively, until Xi’an TCH has received a complete return on its investment; Xi’an TCH and Erdos will then receive 60% and 40% of the profit allocation from the JV, respectively. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

 On September 30, 2009, Xi’an TCH delivered to Shenmu County Juijiang Trading Co., Ltd. (“Shenmu”) a set of 18 megawatt capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will then be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay to the Company an annual “energy-saving service fee” of approximately $5.6 million annually in approximately equal monthly installments for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours also paid on a monthly basis.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters, delivered monthly. If gas supply is lower than that, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above or up to 10.80 million kilowatt-hours a month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no additional charge.  Shenmu agrees to provide a lien on its production line to guarantee its performance under the Contracts.  Three individuals provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2008 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for quarterly financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 90% owned subsidiary Erdos TCH , and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2009 and December 31, 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts receivable and concentration of credit risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of September 30, 2009 and December 31, 2008, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2009 and December 31, 2008, the Company had an accounts receivable allowance of $0.

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

Impairment of long-life assets

In accordance with SFAS 144 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2009 and December 31, 2008.

Sales-type leasing and related revenue recognition

The Company leases TRT, CHPG and WGPG systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT or CHPG system to its customers at the end of each lease term.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” (codified in FASB ASC Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the TRT, CHPG and WGPG systems and power generating system, and finances its customers for the price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

Cost of sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing; and rental expenses for two pieces of power generation equipment for the operating lease.

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2009 and December 31, 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of cash flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified in FASB ASC Financial Instruments, Topic 825), requires the Company to disclose estimated fair values of financial instruments.   The carrying amounts reported in the statements of financial position for investment in sales-type leases, current assets and current liabilities, and convertible notes qualifying as financial instruments are a reasonable estimate of fair value.

 Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (codified in FASB ASC Topic 820); SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

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

 As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

	Nine Months Ended, September 30, 2009	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
		(Restated)		(Restated)
Net income (loss) for common shares	$8,107,987	$(4,346,502)	$3,797,095	$331,677
Interest expense on convertible notes (1)	291,689	105,480	124,347	63,014
Net income (loss) for diluted shares	8,399,676	(4,241,022)	3,921,442	394,691

Weighted average shares outstanding - basic	37,829,964	30,642,187	38,778,035	36,425,094
Effect of dilutive securities:
Convertible notes (2) (4)	6,085,645	2,724,521	8,065,574	-
Options granted	-	889,644	1,057,285	979,798
Weighted average shares outstanding - diluted	43,915,609	34,256,352	47,900,894	37,404,892

Earnings (loss) per share – basic	$0.21	$(0.14)	$0.10	$0.01
Earnings (loss) per share – diluted (3)	$0.19	$(0.14)	$0.08	$0.01

(1)	Interest expense on convertible note was added back to net income (loss) for the computation of diluted earnings per share.

(2)	Diluted weighted average shares outstanding includes shares estimated upon conversion of the Second Note issued on April 29, 2008 with conversion price contingent upon future net profits.

(3)	Basic and diluted loss per share is the same due to anti-dilutive feature of the securities.

(4)
Diluted weighted average shares outstanding for the nine and three months ended September 30, 2008 did not include estimated shares upon conversion of the Second Note issued on April 29, 2008 as the number of such shares cannot be determined based on the conversion formula.

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

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. All of the Company’s assets are located in the PRC.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 9, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively; and CHPG systems to Tongchuan Shengwei and Jin Yang Shengwei respectively for five years, and WGPG systems to Shenmu for ten years respectively. The components of the net investment in sales-type leases as of September 30, 2009 (unaudited) and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Total future minimum lease payments receivables	$102,270,416	$41,431,868
Less: unearned interest income	(59,045,536)	(24,623,398)
Net investment in sales - type leases	$43,224,880	$16,808,470

Current portion	$4,212,046	$1,970,591
Noncurrent portion	$39,012,834	$14,837,879

As of September 30, 2009, the future minimum rentals to be received on non-cancelable sales type leases are as follows:

Years ending September 30,
2010	$15,145,927
2011	15,253,678
2012	13,297,843
2013	13,297,843
2014	10,126,022
Thereafter	35,149,103
$102,270,416

4. RESTRICTED CASH, NOTES RECEIVABLE – BANK ACCEPTANCES, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash represented $4,395,153 held in the bank as collateral for the bank to issue the same amount of bank acceptances without charging interest.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances has maturity of less than six months.   During the quarter ended September 30, 2009, the Company endorsed bank acceptances of $1,466,467 to an independent contractor for constructing the waste heat power generation systems in Erdos TCH,; the Company also received notes receivable for bank acceptances of $292,869 from the minority shareholder of Erdos TCH as payment for their investment.

5. PREPAID EXPENSES

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

On the same day, the Company entered into a lease with a lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $583,000 (RMB 4,000,000) per month with an option to renew. The lessee would have paid a monthly payment of approximately $486,000 (RMB 3,333,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessee was unable to renew the lease as the Company did not renew its lease.

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

On the same day, the Company entered into a lease with the same lessee referenced in the second paragraph of this Note 5 to sublease the above power generation equipment under a one-year, non-cancellable lease for approximately $887,000 (RMB 5,850,000) per month with an option to renew. The lessee would have paid a monthly payment of approximately $729,000 (RMB 5,000,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessee was unable to renew the lease as the Company did not renew its lease.

At September 30, 2009 and December 31, 2008, the prepaid equipment rent for operating leases was approximately $0 and $3,821,000, respectively.

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for office rental, parking space, salary, insurance and legal fees.  Other prepaid expenses were $0 and approximately $28,000 at September 30, 2009 and December 31, 2008, respectively.

6. INVENTORY

At December 31, 2008, Inventory of $10,543,633 (RMB 72,000,000) consisted of two equipment systems that will be used for TRT, CHPG or WGPG. During 2009, the systems were incorporated into the Shenmu project.

7. ADVANCE FOR EQUIPMENT

“Advance for equipment” represented advance payment of approximately $2,640,000 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At December 31, 2008, this project was terminated; during the first quarter of 2009, the title of the equipment officially transferred to the Company as the Company’s inventory.  This equipment was incorporated into of the Shenmu project during the third quarter of 2009.

8. CONSTRUCTION IN PROGRESS

“Construction in progress” represented the amount paid for constructing power generation systems. At September 30, 2009 and December 31, 2008, the construction in progress was $9.4 million for the power generation system projects in Erdos TCH and Zhonggang Binhai and $3.7 million for the Jin Yang project, respectively.  The Jin Yang project was completed and put into operation at June 30, 2009.

9. TAX PAYABLE

“Tax payable” consisted of the following at September 30, 2009 (unaudited) and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
		(Restated)
Income tax payable	$179,624	$1,217,026
Business tax payable	49,566	86,692
Other taxes payable	(8,458)	10,231
	$220,732	$1,313,949

10. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at September 30, 2009 (unaudited) and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008

Payables for employee training, labor union expenditure, social insurance payable	$74,348	$125,323
Consulting and legal expenses	376,035	371,125
Payable to Yingfeng	1,678,175	1,676,878
Security deposit from lessee	-	1,024,252
Short term advance from third parties	488,098	-
Total other payables	2,616,656	3,197,578
Accrued payroll and welfare	238,368	258,443
Accrued maintenance expense	122,938	72,506
Total	$2,977,962	$3,528,527

“Consulting and legal expenses” was the expenses paid by a third party for the Company and will be repaid by the Company.  ”Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. “Deposit from lessee” represented a deposit received for leasing out the power generation equipment.

11. NONCONTROLLING INTEREST

“Non-controlling interest” represents the 20% equity interest of the outside shareholder in Huaxin at December 31, 2008.  The Company acquired the remaining 20% equity interest in Huaxin from this shareholder during the third quarter of 2009.

As of September 30, 2009, Erdos Metallurgy Co., Ltd. owns a 10% equity interest in Erdos TCH but receives a 20% share of the profit of Erdos TCH until the investment on the project is fully returned and a 40% share of the profit thereafter.

Huaxin and Erdos TCH engage in business similar to that of TCH.  The minority share of the income (loss) was $(10,898) and $83 for the nine months ended September 30, 2009 and 2008, and $(7,740) and $27 for the three months ended September 30, 2009 and 2008, respectively.

12. DEFERRED TAX

Deferred tax asset arose from the accrued maintenance cost on two TRT machines that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.
As of September 30, 2009 and December 31, 2008, deferred tax asset (liability) consisted of the following:

	September 30, 2009	December 31, 2008
		(Restated)
Deferred tax asset - noncurrent	$25,955	$34,215
Deferred tax liability - noncurrent	(1,758,084)	(857,622)
Deferred tax liability, Net	$(1,732,129)	$(823,407)

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

The Company’s subsidiaries generate substantially all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2009 and 2008 are 20% and 18%, respectively. Xi’an TCH’s effective income tax rate for 2009 and 2008 is 15% as a result of its high tech enterprise status that has been approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2009 and 2008 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2009 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong and Erdos TCH file separate income tax returns.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of approximately $1,970,000 at September 30, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

            Foreign pretax earnings approximated $11,267,000 and $5,500,000 for the nine months ended September 30, 2009 and 2008, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, approximately $9,836,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $2,878,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008, respectively:

	For the Nine Months Ended September 30,
	2009	2008
		(Restated)
US statutory rates	34.0%	(34.0)%
Tax rate difference	(11.3)%	(2.9)%
Effect of tax holiday	(17.6)%	0.7%
Effect of tax on loss on nontaxable jurisdiction	-%	0.2%
Valuation allowance	7.5%	58.4%
Tax per financial statements	12.6%	22.4%

14. BANK LOAN PAYABLE

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

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the investors. Under the terms of the Amendment, (i) the Company issued and the Investor subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal  under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory of $5,000,000 (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

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

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note has been recorded as a decrease on interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at the price of $1.23 per share for an aggregate of $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion should have been expensed (see Restatement Note 21).

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

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis.

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

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option grant to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

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

The following table summarizes activity for employees in the Company’s Plan for the nine months ended September 30, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-	-	-
Exercised	-	-	-
Cancelled vested shares	450,000	1.23	-
Forfeited unvested shares	2,550,000	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2009	3,000,000	$0.80	3.84

The Company recorded $1,129,328 and $687,137 of compensation expense for employee stock options during the nine and three months ended September 30, 2009, respectively.   There were no options exercised during the nine months ended September 30, 2009.
 During the nine months ended September 31, 2008, The Company recorded $1,129,151 (restated) of compensation expense including amortized portion of incremental cost arising from the modification to the employee stock options.

17. SHAREHOLDERS’ EQUITY

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

Erdos’s Phase One - Two 9-Megawatt Capacity Electricity Generation Project

On April 14, 2009, the Company incorporated Erdos TCH for recycling waste heat from Erdos’s metal refining plants to generate power and steam, which will then be sold back to Erdos with a term of 20 years.  Erdos  is the world’s largest Ferrosilicon alloy producer with more than 500 kilotons annual capacity of Ferrosilicon alloy and 450 kilotons of Silicon manganese (approximately 15% of the world market share). The Company plans to recycle residual heat from selected 54 furnaces from over 100 furnaces in the Erdos’s production lines. Total investment for the project is estimated at approximately $74 million (RMB 500 million) for 11 power units with capacity of 70MW electricity, with the potential to grow to 120 MW or more, and 30 tons of steam per hour. The whole project is expected to be completed by the end of 2011 and supply 10% of Erdos’s current electricity need. The first phase, which includes two power lines with total 18MW of capacity, started in May 2009. One power line with 9MW capacity is estimated to be completed at the end of 2009.

21. RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 2008 and consolidated statement of operations for the nine and three months ended September 30, 2008 were restated to reflect the following:

Reclassification of current tax payable to deferred tax of liability of $823,407 on sales-type leases at December 31, 2008 as the Company did not separately record the deferred tax liability.

The Company initially recorded the rescission of the first $5,000,000 convertible note and cross receipt transactions as the settlement of the note and the reacquisition of the BCF (Note 15).  The Company’s management has concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and based on substance over form, should have been accounted for as such.  Accordingly, in accordance with EITF 00-27 (codified in FASB ASC Topic 470), the remaining BCF of $3,472,603 at the date of conversion has been expensed during the nine months ended September 30, 2008.

The Company originally recorded the employee stock options expense for those options that had vested up to the cancellation date.  The Company’s management has now concluded that the options subsequently issued on August 4, 2008 were a modification of the options cancelled and forfeited on June 25, 2008.  Accordingly, the Company recorded the difference between the fair values of the options before and after the modification date as incremental cost and amortized such cost including the unamortized grant date fair value over the new vesting period during the three months ended September 30, 2008.

At March 31, 2009, the Company treated the modification to options (Note 16) under variable accounting, and accordingly, recorded the fair value of the options as liability.  During the quarter ended June 30, 2009, management concluded that the options should be classified as equity, accordingly, the options as a liability at March 31, 2009 was reclassified to additional paid in capital.  The reclassification did not have any material impact to the results of operations for the six and three months ended June 30, 2009, and for the nine months ended September 30, 2009.

All the restatement adjustments did not have an impact to the statement of cash flows except the reclassification within the operating activities.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the nine months ended September 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
on Consolidated Statement of Operations and Comprehensive loss

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

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended September 30, 2008:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss
General and administrative expenses	$638,949	$1,039,784	$400,835

Total operating expenses	$638,949	$1,039,784	$400,835
Income before income taxes	$1,160,499	$759,664	$(400,835)
Net income	$732,512	$331,677	$(400,835)

Comprehensive income	$1,540,318	$1,139,483	$(400,835)

Net (loss) income per common share — basic	$0.02	$0.01	$(0.01)
Net (loss) income per common share — diluted	$0.02	$0.01	$(0.01)

 The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2008:

	As Previously Reported	Restated	Net Adjustment
Consolidated Balance Sheet at December 31, 2008
Tax payable	$2,137,356	$1,313,949	$(823,407)
Deferred tax liability, net	$-	$823,407	$823,407
Total liabilities	$12,679,694	$12,679,694	$-
Additional paid in capital	$30,475,360	$34,528,289	$4,052,929
R Accumulated deficit	$(2,991,995)	$(7,044,924)	$(4,052,929)
Total stockholders’ equity	$32,421,663	$32,421,663	$-

22. SUBSEQUENT EVENTS

On October 26, 2009, Xi’an TCH and Erdos TCH (collectively “the Borrower”) jointly entered into a Non Promissory Short Term Revolving Financing Agreement, dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (the “Lender”).

The maximum financing provided under the Agreement is RMB 20 million (about US$2.9 million). The Agreement allows for the Borrowers to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Agreement will be secured by an account maintained by the Company with the Lender, accounts receivable of the Borrowers and the guarantees of Shanghai TCH, an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

The penalty interest rate is subject to the lowest penalty interest rate allowed by People’s Bank of China’s relevant policy on over-due loans (including principal and interest). Upon the default of certain conditions by the Company, the Lender has the discretion to accelerate the maturity date of the outstanding loans and request payment as well as to cancel or terminate the financing. The Borrowers agree not to use the loan to pay for related party transactions without the Lender’s permission. The Borrowers agree to deposit their income from sales of products and services into the accounts with the Lender (“income amount”) and average monthly income amount of the Borrowers should be no less than RMB 5 million. The condition for the Borrowers’ first draw from the loan is when the single month income amount reaches 80% of expected income amount as set forth in the Agreement for that month. The expected income amount for each month required by the Agreement is as below:

Incoming Month	Expected Incoming Payment (RMB)
November, 2009	11,900,000
January, 2010	11,900,000
February, 2010	11,900,000
March, 2010	11,900,000
April, 2010	11,900,000
May, 2010	11,900,000
June, 2010	11,900,000
July, 2010	11,900,000
August, 2010	11,900,000
September, 2010	11,900,000
October, 2010	11,900,000

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

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 for the purpose of holding a 100% equity interest in TCH. TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004. Since January 2007, the Company has gradually phased out and has now eliminated its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360).

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos”) for recycling waste heat from Erdos ‘s metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of JV is $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’An TCH injected additional capital of $4.03 million (RMB 27,500,000). Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $8,773,000 (RMB 60,000,000).   Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit allocation from the JV, respectively, until Xi’an TCH has received a complete return on its investment; Xi’an TCH and Erdos will then receive 60% and 40% of the profit allocation from the JV, respectively. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company was able to sublease for higher rental income under one-year, non-cancellable leases. The Company did not renew its lease when it expired in April 2009, and as a result, the sublessee was unable to renew its lease with the Company.

  On September 30, 2009, Xi’an TCH delivered to Shenmu County Juijiang Trading Co., Ltd. (“Shenmu”) a set of 18 megawatt capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will then be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay to the Company “energy-saving service fees” of approximately $473,000 per month for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.80 million kilowatt hours per month at the rate of 0.30 yuan (approximately $0.04) per kilowatt hour.  The Company is responsible for operating the systems and will do so through an unrelated third party at a cost of approximately $438,000 per year. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters, delivered monthly. If gas supply is lower than that, Shenmu agrees to pay Xi’an TCH an energy-saving service fee of up to 10.80 million kilowatt-hours a month, the amount that results in the “energy-saving service fees” of approximately $473,000 per month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  Xi’an TCH agrees to pay to Shenmu 50,000 yuan (about $7,300) a year to use the land for the power station.   At the end of the 10-year term, ownership of the systems transfers to Shenmu at no additional charge.  Shenmu agrees to provide a lien on its production line to guarantee its performance under the Contracts.  Three individuals provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, TCH, and TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 90% owned subsidiary Erdos TCH , and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as TCH. Substantially all of the Company’s revenues are derived from the operations of TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2009 and December 31, 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Sales-type leasing and related revenue recognition

The Company leases TRT, CHPG and WGPG systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT, CHPG or WGPG system to its customers at the end of each lease term.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” (codified in FASB ASC Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the TRT , CHPG and WGPG systems and power generating system, and finances its customers for the price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term in order to produce a constant periodic rate of return on the net investment in the lease.

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

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 9, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008 (Restated)
Nine Months Ended September 30	$	% of Sales	$	% of Sales

Sales	$33,885,889	100%	$6,876,223	100%
Sales of Products	27,938,697	82%	—	—
Rental income	5,946,892	18%	6,876,223	100%
Cost of sales	(25,645,744)	76%	(4,810,011)	70%
Cost of products	(21,497,172)	77%	—	—
Rental expense	(4,148,572)	70%	(4,810,011)	70%
Gross profit	8,239,845	24%	2,066,212	30%
Interest income on sales-type lease	4,117,305	12%	1,716,544	25%
Total operating income	12,357,150	36%	3,782,756	55%
Total Operating expenses	(2,730,971)	8%	(2,543,563)	37%
Income from operation	9,626,179	28%	1,239,193	18%
Total non-operating expenses	(362,405)	(1)%	(4,789,154)	(70)%
Income (loss) before income tax	9,263,774	27%	(3,549,961)	(51.6)%
Income tax expense	1,166,684	(4)%	796,458	(11.6)%
Net income (loss) attributable to noncontrolling interest	(10,898)	(0.03)%	83	-
Net income (loss)	$8,107,987	24%	$(4,346,502)	(63)%

SALES. Net sales for the nine months ended September 30, 2009 were approximately $33.89 million while our net sales for the nine months ended September 30, 2008 were $6.88 million, an increase in revenues of approximately $27.01 million. The increase was due to selling of one energy saving system (Jin Yang CHPG system) through sales-type leases at the end of June of 2009, and one Shenmu WGPG system through sales-type lease at the end of September of 2009, in addition to two TRT systems that were sold under sales-type leases in 2007 and one energy saving system (CHPG system) sold under sales-type leases at the end of 2008. During the nine months ended September 30, 2009, we recorded $9.51 million revenue from sales of the Jin Yang CHPG system, $18.43 million revenue from sales of the shenmu WGPG system, and rental income of approximately $5.95 million from leasing our two power generating systems through an operating lease. The operating lease term ended in April of 2009.  There were no sales other than operating leasing activities of $6.88 million in the same period of 2008. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the nine months ended September 30, 2009 was approximately $25.65 million while our cost of sales for the same period in 2008 was $4.81 million, an increase of approximately $20.84 million. The increase was mainly due to the cost of sale for sales-type leases of the Jin Yang CHPG system and Shenmu WGPG system.

GROSS PROFIT. Gross profit was approximately $8.24 million for the nine months ended September 30, 2009 as compared to $2.07 million for the same period in 2008, representing a gross margin of approximately 24% and 30% for the nine months ended September 30, 2009 and 2008, respectively. The increase in gross profit was mainly from the profit from the sales-type lease of the Jin Yang CHPG system and Shenmu WGPG system both with gross profit margin of about 23%, our operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008 with a profit margin of about 30%, which ended in April 2009.

OPERATING INCOME. Operating income was approximately $12.36 million for the nine months ended September 30, 2009 while our operating income for the same period in 2008 was approximately $3.78 million, an increase of approximately $8.57 million. The growth in operating income was mainly due to (i) the increase in interest income from selling and leasing our energy saving systems through sales-type leases, and (ii) commencing our operating lease business since the second quarter of 2008. Interest income on sales-type leases for the nine months ended September 30, 2009  was approximately $4.11 million, an approximately $2.4 million increase from approximately $1.72 million for the same period in 2008, this increase was mainly due to increased interest income on CHPG systems.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $2.73 million for the nine months ended September 30, 2009 as compared to approximately $2.54 million for the same period in 2008, a increase of approximately $187,408 or 7.37%. This slight increase was mainly due to increased expenses in connection with our sales of two energy recycling systems through sales-type lease in 2009 .

NET INCOME. Our net income for the nine months ended September 30, 2009 was approximately $8.11 million as compared to an approximately $4.35 million net loss for the same period in 2008, an increase of approximately $12.44 million. This increase in net income was mainly due to the rental income commenced since the second quarter of 2008 and additional interest income from sales-type leases of the CHPG system, as well as the sales of two energy recycling systems through sales-type leases in 2009.  While in the same period of 2008, we have recorded a $4.68 million one-time expense for the unamortized portion of the beneficial conversion feature of our first $5 million convertible note.

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008 (Restated)
Three Months Ended September 30	$	% of Sales	$	% of Sales

Sales	$18,425,620	100%	$4,259,807	100%
Sales of Products	18,425,620	100%	—	—
Rental income	—	0%	4,259,807	100%
Cost of sales	(14,179,421)	77%	(2,977,402)	70%
Cost of products	(14,179,421)	77%	—	—
Rental expense	—	0%	(2,977,402)	70%
Gross profit	4,246,199	23%	1,282,405	30%
Interest income on sales-type lease	1,783,833	10%	576,817	14%
Total operating income	6,030,032	33%	1,859,222	44%
Total Operating expenses	(1,375,230)	7%	(1,039,784)	24%
Income from operation	4,654,802	26%	819,438	20%
Total non-operating income (expenses)	76,516	0.4%	(59,774)	(1.4)%
Income before income tax	4,731,318	26%	759,664	18%
Income tax expense	941,962	(5)%	427,960	(10)%
Net income (loss) attributable to noncontrolling interest	(7,740)	(0.04)%	27	0%
Net income	$3,797,095	21%	$331,677	8%

SALES. Net sales for the third quarter of 2009 were approximately $18.43 million while our net sales for the third quarter of 2008 were $4.26 million, an increase in revenues of approximately $14.17 million. We sold one power generating system (Shenmu) through a sales-type lease at the end of September. The increase in sales in the third quarter of 2009 is attributed to the sales recognized for the Shenmu power generating system compared to the same period of 2008 in which only leasing activities occurred. The leasing of two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid by the Company in full to generate a rental income commenced since the second quarter of 2008 and ended in April of 2009. We recorded sales of the Shenmu WGPG system of $18.43 million; compared to the same period in 2008 was 4.26 million for rental income only. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the third quarter of 2009 was approximately $14.18 million while our cost of sales for the same period in 2008 was $2.98 million, an increase of approximately 11.2 million. During the third quarter of 2009, the  Shenmu WGPG system transaction occurred and has been accounted for as a sales-type lease with a cost of $14.18 million.

GROSS PROFIT. Gross profit was approximately $4.25 million for the third quarter of 2009 as compared to $1.28 million for the same period in 2008, representing a gross margin of approximately 23% and 30% for the third quarter of 2009 and 2008, respectively. The increase in gross profit was mainly from the profit from the sales-type lease of the Shenmu WGPG system, which had a gross profit margin of about 23%.

OPERATING INCOME. Operating income was approximately $6.03 million for the third quarter of 2009 while our operating income for the same period in 2008 was approximately $1.86 million, an increase of approximately $4.17 million. The growth in operating income was mainly due to the sale of the Shenmu WGPG system and an increase in interest income from selling and leasing our energy saving systems through sales-type leases. Interest income on sales-type leases for the third quarter of 2009 was approximately $1.78 million, an approximately $1.21 million increase from approximately $0.58 million for the same period in 2008; this increase was mainly due to increased interest income on CHPG systems.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1.38 million for the third quarter of 2009 as compared to approximately $1.04 million for the same period in 2008, an increase of approximately $335,446 or 32%. This increase was mainly due to the increased cost associated with servicing higher sales.

NET INCOME. Our net income for the third quarter of 2009 was approximately $3.80 million as compared to an approximately $0.33 million for the same period in 2008, an increase of approximately $3.47 million. This increase in net income was mainly due to the sale of Shenmu WGPG system in the third quarter of 2009 and increased interest income from sales-type leases of the CHPG systems.

            LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

As of September 30, 2009, the Company had cash and cash equivalents of $5,683,300. At September 30, 2009, other current assets were approximately $12.54 million and current liabilities were approximately $21.08 million.  Working capital amounted to negative $2.86 million at September 30, 2009. The ratio of current assets to current liabilities was 0.86:1 at the nine months ended September 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2009 and 2008:

	2009	2008
		(Restated)
Cash provided by (used in):
Operating Activities	$12,387,226	$(4,456,661)
Investing Activities	(22,164,713)	(10,189,521)
Financing Activities	8,190,797	14,387,174

Net cash flow provided by operating activities was approximately $12.39 million during the nine months  ended September 30, 2009, as compared to approximately $4.46 million used in the same period of 2008. The increase in net cash inflow was mainly due to the increase in net income as well as a decrease in our advances to suppliers and prepaid expenses.

Net cash flow used in investing activities was approximately $22.16 million in the nine months ended September 30, 2009, as compared to approximately $10.19 million used in the same period of 2008. The increase of net cash flow used in investing activities was mainly due to our investment of $9.48 million in the systems that are the subject of the sales-type leases of the Jingyang CHPG and the Shenmu WGPG projects and an $8.25 million payment for construction in progress of Erdos and Zhonggang Binhai projects, as well as restricted cash of $4.39 million in the bank as collateral for the same amount of bank acceptance.

Net cash flow provided by financing activities was $8.19 million for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $14.39 million for the same period in 2008. The $8.19 million cash inflow from financing activities mainly consisted of common stock issued for $2 million, convertible note issued for $3 million, and short term bank loan of $2.92 million, while in the same period of 2008 we received $14 million from the issuance of common stock and convertible notes.

We believe we have sufficient cash resources to continue our current business through June 2010 due to stable interest revenue from our operating activities.  As of September 30, 2009, we have five sale-type leases to generate our cash inflows, two TRT systems, two CHPG systems and one WGPG systems. We believe we have sufficient cash resources to cover our anticipated capital expenditures for the remainder of 2009.

We do not believe that inflation has had a significant negative impact on our results of operations during 2009.

Off-Balance Sheet Arrangements

Other than as described herein, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $1,466,467 at September 30, 2009, which was collateralized by depositing cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

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

Erdos’s Phase One - Two 9-Megawatt Capacity Electricity Generation Project

On April 14, 2009, the Company incorporated Erdos TCH for recycling waste heat from Erdos ‘s metal refining plants to generate power and steam, which will then be sold back to Erdos with a term of 20 years.  Erdos  is the world’s largest Ferrosilicon alloy producer with more than 500 kilo tons annual capacity of Ferrosilicon alloy and 450 kilo tons of Silicon manganese (approximately 15% world market share). The Company plans to recycle residual heat from selected 54 furnaces over total 100 furnaces in the Erdos’s production lines. Total investment for the project is estimated at approximately $74 million (RMB 500 million) for 11 power units with capacity of 70MW electricity, with the potential to grow to 120 MW or more, and 30 tons of steam per hour. The whole project is expected to complete by the end of 2011 and supply 10% of Erdos’s current electricity need. The first phase, which includes two power lines with total 18MW of capacity started in May 2009. One power line with 9MW capacity is estimated to be complete at the end of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Objective of Controls

Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion

Based  upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives have been achieved.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Cooperative Contract on Coke-oven Gas Power Generation Project between Xi’an TCH Energy Technology Co., Ltd and Shenmu County Juijiang Trading Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2009).

10.2
Gas Supply Contract for Coke-oven Gas Power Generation Project between Xi’an TCH Energy Technology Co., Ltd and Shenmu County Juijiang Trading Co., Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 2, 2009).

10.3
Supplementary Agreement to Cooperative Contract on Coke-over Gas Power Generation Project between Xi’an TCH Energy Technology Co., Ltd and Shenmu County Juijiang Trading Co., Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 2, 2009).

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 16, 2009	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.