Form 10-K
period 2009-12-31
CHINA RECYCLING ENERGY CORP
filed 2010-03-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number: 000-12536

China Recycling Energy Corporation

(Exact name of registrant as specified  in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0093373

 (I.R.S. Employer Identification No.)

12/F, Tower A Chang An International Building No. 88 Nan Guan Zheng Jie Xi An City, Shan Xi Province China	710068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (011) 86-29-8769-1097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of March 12, 2009, the registrant had 38,778,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

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

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings and its wholly-owned subsidiaries, Shanghai TCH and Shanghai TCH’s wholly-subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), Xi’an TCH’s 80% owned subsidiary Erdos TCH, and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”).  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.  Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on December 14, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April 2009.  Huahong was registered in February 2009.

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a Chinese company that is located in Xi’an, Shaanxi Province, China, which is engaged in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) to design, construct, install and operate a TRT system for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. After intensive and substantial inquiry and assessment, Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various forms of investments and properties into the Project including cash, hardware, software, equipments, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat power generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  Total investment in these projects will be approximately $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Shengwei from the date the system was put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the system, and charges Shengwei a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

  On June 29, 2009, construction of the CHPG in Jin Yang was completed at a cost of approximately $7,318,000 (RMB 50,000,000) and put into operation.  Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term.  Shengwei has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the CHPG.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period.  Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos 's metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of the JV is $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital is $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos. Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000).   Erdos contributed 10% of the total investment of the project, and Xi'an TCH contributed 90% of the total investment. Xi'an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi'an TCH has received a complete return on its investment.  Xi'an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP and Chinese GAAP with regards to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi'an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. The Phase I includes two 9-MW units for a combined 18-MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation projects. Erdos TCH leased the two 9 MW units to Erdos and will be responsible for the operation and maintenance of the units. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation unit. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. After 20 years, the units will be transferred to Erdos without any charge.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company subleased for higher rental income under one-year, non-cancellable leases. The Company did not renew its lease when it expired in April 2009, and as a result, the sublessee was unable to renew its lease with the Company.

  On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of 18 megawatt capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH energy-saving service fee described above or up to 10.80 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

In November 2008, the Chinese government announced a series of economic stimulus plans aimed at bolstering its weakening economy – a sweeping move to help fight the effects of the global slowdown. In the announcements, China estimated it would spend $586 billion over the next two years – roughly seven percent of its gross domestic product each year – to construct new railways, subways and airports and to rebuild communities devastated by an earthquake in the southwest China in May 2008. The economic stimulus package is the largest effort ever undertaken by the Chinese government. The government said that the stimulus would cover ten areas, including low-income housing, electricity, water, rural infrastructure and projects aiming at environmental protection and technological innovation.

Market

Description of the TRT (Blast Furnace Top-Gas Recovery Turbine Unit) Market

Energy is a major strategic issue affecting the development of the Chinese economy. The Chinese government has committed to adjusting the economic structure and changing the mode of economic growth in order to encourage the use of more advanced and more environment-friendly technologies. Also, the Chinese government has been promoting the development of recycling and the circulated use of resources by encouraging enterprises to engage in the energy-recycling industry. Various government issued documents indicate the government’s plan to promote the use of energy saving and recycling equipment and systems.

The 2009 Report of China’s Iron & Steel Association predicted 240 TRT systems or plants will be installed in China from 2010 to 2012.

TRT projects are one of our core businesses and we have an excellent team specialized in development, installation, production and operation of TRT systems and equipment. Also, we have rich marketing experience in this field and have become a leader in the TRT market.

We invested and built three TRT projects in 2007 (one for Shanxi Changzhi Steel Group, and two for Hebei Xingtai Steel Group). In addition, we have one project currently under construction and scheduled to be completed in 2010 for Zhonggang Binhai.

Description of CHPG (Cement Low Temperature Heat Power Generation) Market

Cement waste heat power generation, or CHPG, is power generation by recovering cement residual heat without additional fuel, to be built on NSP (New Suspension Pre-heater Dry Process) cement clinker production lines.

State of the market

The cement industry experienced substantial growth in China during past years according to a February 2009 article of China’s Securities News . China’s total investment in the cement industry reached $15 billion (RMB 105 billion) in 2008, a 60% increase from 2007.  Of the $15 billion (RMB 105 billion) investment, 65 percent was spent on NSP cement clinker production lines, a 10% increase from 2007. It is estimated that the percentage of NSP production lines of the total will rise to 70% by the end of 2009. There are three main reasons for such strong demand of CHPG systems.

First, during the period of the Chinese government’s 10th Five-Year Plan, the output of NSP production lines reached 40% of the total cement output. The 11th Five-Year plan has continued to promote the NSP production line as a primary goal for the cement industry. This government promotion provides a good foundation for CHPG.

Second, with the development of China’s national economy, demand for electricity and coal has been increasing, and the price for such materials has been rising. This exerts a negative effect on cement enterprises. As the price of power and coal reached the majority of the production cost and substantially exceeded the cost of raw materials, companies are motivated to utilize CHPG to reduce production cost.

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

Market prospects

The rapid development of CHPG creates a good opportunity for the development, marketing and sales of cement residual heat boilers. In 2006, eight Chinese state ministries jointly issued Views on Adjustment of Structure of Cement Industry that pointed out that by the end of 2010, the percentage of the NSP production lines equipped with CHPG should reach 40% and the total output of cement will reach between 1.4 billion-1.5 billion tons up from 1.24 billion tons in 2006. According to regulations on Chinese saving-energy industry, in the future, the NSP production will gradually replace shaft kiln cement.  The 2007 Report of China’s Cement Association estimated there will be a demand for more than 400 CHPG systems beyond 2010.

We invested and have built two CHPG systems.  One (Tongchuan) was completed at the end of 2008 and the other (Jinyang) was completed in June 2009.

Description of WGPG (Waste Gas Power Generation)

During the process of industrial production, some by-products, such as blast furnace gas, coke furnace gas, oil gas, and others are created with certain high intensive thermal energy. The waste gas can be collected and used as a fuel by gas turbine system to generate power energy.

Gas turbines are a set of hi-tech equipment and devices that is crucial to the energy development strategy of China. Gas turbine, which uses flammable gas as fuel and combines with recycling power generating technology, has many merits.  These include high efficiency power generation, low investment, short construction periods, small land usage, water savings, environment protection and more.  We believe the market prospect of the gas turbine industry is promising.  An analysis report in 2008 indicated that during the Tenth Five-year Plan Period, the total volume of Chinese gas power generating was almost 10 million KW and it is expected to reach 20 million KW by 2010, and 60 million KW by 2020.  The natural gas power plants being or to be built, representing about 6% of the total equipment capability of China, most of which are newly constructed projects, provide huge market potential for gas turbine.

Through years of research, development and experimental applications, this gas-to-energy system has started to be applied into some high energy intensive industrial plants, such as in the course of  iron-smelting in metallurgy plants.  Metallurgical enterprises, as the biggest industrial energy user in China, consume 13%-15% of the nation’s electricity.  Electricity consumed by the iron-smelting industry accounts for 40% of that consumed by metallurgical enterprises.  If all top furnaces in the iron-smelting industry are equipped with gas recovery systems, electricity consumption may be decreased by 30-45%.  Furthermore, environmental pollution will be reduced while energy efficiency is improved in those heavy industries.

As noted above, we constructed one WGPG facility for a coking plant (Shenmu) during the third quarter of 2009, and we are currently working with Erdos Metallurgy to build up a cluster of WGPG systems.  At the end of 2009, a first power generation unit was completed for Erdos and another unit is currently under construction.

Suppliers

Through our business subsidiaries in China, we believe we maintain good relationships with TRT, CHPG and WGPG equipment suppliers, and these relationships help provide cost-effective equipment purchasing for our intended projects and ensure the timely completion of these projects.

We have established business relationships with our suppliers, including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery, Chengdu Engine Group, Shanghai Electric Group, China Aviation Gas Turbine Co. Ltd and Xuji Electric.  Therefore, we believe we now have strong support in equipment supply and installation, and in research and development of technologies.

Main Customers

Our customers are mainly large-size domestic enterprises involving high energy-consuming businesses producing iron and steel, cement, coking, and metallurgy.  As stated below, due to the continued expansion of the Chinese markets and administrative support for energy-recycling by the Chinese government, our market to provide TRT, CHPG and WGPG projects continues to expand.

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

Intellectual Property Rights

We have applied for the service mark “TCH” in China, which will be used in all of our business operations.

Research and Development

In 2009 and 2008, we invested about $198,000 and $120,000, respectively, in research and development.

Government and Environmental Management System

We own all licenses that the Chinese governments require for our operations.

Competition

The Company faces limited domestic competition. Currently, most TRT, CHPG and WGPG systems are purchased, constructed and operated by steel, cement, coking and metallurgy companies, themselves, rather than outsourced to a third-party.  Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies. The reasons for low competition are high entry barriers in technology, experience, investment capital, and credibility, as well customer relationships. We believe that we offer advantages over our competitors in several ways:

•	Our management team has over 20 years of industry experience and expertise;
•	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;
•	We have the capabilities and experience in undertaking large scale projects; and
•	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2009, we have 214 employees:

Management:	10 Employees

Administration:	9 Employees

Marketing:	25 Employees

Research & Development:	43 Employees

Accounting & Finance:	12 Employees

Project Officer:	115 Employees, including 69 operators

All of our personnel are employed full-time and none of them are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Costs and effects of compliance with environmental laws

There were many new laws, regulations, rules and notices regarding the environment and energy production adopted, promulgated and put into force during past years.  The Chinese government is putting more stringent requirements and urgency on reducing pollution and emissions and improving energy efficiency nationwide. Our products are designed and constructed to comply with the environmental laws and regulations of China.  As our systems allow our customers to use waste heat and gases to create energy, we help reduce the overall environmental impact of our customers.  Since our business focuses on recycling energy, the effect of the strengthening of environmental laws in China may be to increase demand for the products and services we offer and others like them.

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

We have not paid dividends or made other cash distributions on our common stock during any of the past three years, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

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

We acquire waste pressure, heat and gases from steelworks, cement, coking or metallurgy plants and use these to generate power. Therefore, our power generating capacity depends on the availability of an adequate supply of our “raw materials” from our customers. If we do not have enough supply, power generated for those customers will be impeded. Since our contracts are often structured so that we receive compensation based on the amount of energy we supply, a reduction in production may cause problems for our revenues and results of operations.

The global financial crisis intensified in 2009 and will adversely affect our revenues.

Although the Chinese government indicated it will focus on keeping its economy on track, it is difficult to insulate any economy from the global financial crisis and economic downturn that intensified worldwide during 2009. After five years of annual growth in excess of 10 percent, the Chinese economy is beginning to weaken. Growth in exports and investment is slowing, consumer confidence is waning and stock and property markets are severely depressed. At a time when major infrastructure projects are being put off around the world, there are obvious slowdowns in China’s major industries, like iron and steel, construction and energy.  Our customers in such industries may face more challenges and hardships than before and tend to take more conservative positions in their business and investment, including the purchase of TRT, CHPG or WGPG systems.

Our insurance may not cover all liabilities and damages.

Our industry can be dangerous and hazardous. The insurance we carry might not be enough to cover all the liabilities and damages that may be caused by potential accidents.

A downturn in the Chinese economy may slow down our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There is no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability will decrease if less energy is consumed due to a downturn in the Chinese economy.

Our heavy reliance on the experience and expertise of our management may cause adverse impacts on us if a management member departs.

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

China’s economy has quickly developed over the past 20 years. The Chinese government has taken many measures to balance the economic development and the allocation of resources. Some measures may have adverse effect on our industry. For example, the government’s excessive investment control and changes in tax law may have adverse impacts on us.

China’s economy had been changed from a planned economy into a market economy. In recent years, the government has taken many measures to strengthen market forces to reduce state-owned assets and set up joint ventures. However, a great portion of Chinese assets still remains controlled by the government. In addition, the government plays a great role in industrial development. The great level of interference of government in the business and industrial development might have an adverse impact on us because we are not part of the state-owned business, and our relationship with the governmental authorities might not be as strong as those state-owned enterprises.

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

The legal system in China is a system of civil laws, based on provisions and written codes, therefore precedents and cases are not binding on the future decisions of the courts. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general and encourage foreign investment in China.  Although the influence of the law has been increasing, in certain rural areas the legal system and its enforcement are not well implemented.  In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience on new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.   In some provincial areas, the government agencies and the courts are protectionist and may not fully enforce contractual rights against local parties.  In certain areas, the intellectual property and trade secret protections are not as effective as those in the other areas in China or in the U.S. in general.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in the less developed areas in China. The uncertainties, including new laws and regulations and changes of existing laws, as well judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

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

ITEM 2. PROPERTIES

We currently lease two office spaces, one in Xi’an and one in Shanghai.  On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B.  Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC.  Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC.  Average monthly rent for all locations was $11,174 in 2009 and is $16,937 in 2010.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASD’s Over-the-Counter Bulletin Board under the symbol “CREG.” (“CHDW” prior to March 8, 2007). On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from “BAQI” to “CHDW.” On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”.  On March 12, 2010, the last reported sales price for our common stock was $5.15 per share. As of March 12, 2010, there were 38,778,035 shares of our common stock outstanding held by approximately 2,881 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2009 and 2008:

	2009				2008
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$4.30	$1.80	$1.00	$0.75	$1.09	$1.34	$1.88	$2.72

Low	1.65	0.65	0.30	0.22	0.27	0.80	1.05	1.25

Close	4.12	1.73	0.99	0.44	0.51	1.10	1.24	1.45

Dividend Policy

We did not pay any cash dividends on our common stock in 2008 or 2009. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On January 24, 2007, a group of individual purchasers entered a share purchase agreement with a group of shareholders of China Digital Wireless, Inc. (“Company”) to purchase 12,911,835 shares of the Company’s common stock owned by Sellers, $ 0.001 par value, for $490,000. Purchasers were Guohua Ku, Hanqiao Zheng, Ping Sun, Qianping Huang, Xiaohong Zhang and Lixia Zhang. Sellers were Caihua Tai, Ming Mao, Ying Shi, Sixing Fu, Xiaodong Zhang, Tianqi Huang, Wei Huang, Jing Song, Ruijie Yu, and Weiping Jing, all of whom were shareholders of the Company. In accordance with the share purchase agreement, Guohua Ku acquired 9,073,700 shares. Hanqiao Zheng acquired 2,406,365 shares. Ping Sun acquired 745,880 shares. Qianping Huang acquired 157,755 shares. Xiaohong Zhang acquired 72,018 shares. Lixia Zhang acquired 456,117 shares. This sale was a sale of restricted shares between the shareholders of the Company and the individual purchasers under Rule 144A of the Securities Act of 1933. Therefore, the Company did not issue any new shares to purchasers and this sale did not change the total number of issued and outstanding shares of the Company. The proceeds of the sale were directly paid by the purchasers to the sellers and Company neither was entitled to nor received the proceeds of the sale.

On June 21, 2007, two of Company’s major shareholders, Guohua Ku and Hanqiao Zheng executed and consummated a share exchange agreement with a group of individual purchasers all of whom were shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”). Guohua Ku and Hanqiao Zheng sold 289,427 and 2,406,365 shares of CREG’s common stock (“CREG shares”) they owned, respectively, to the purchasers for 8,087,376 shares of Yingfeng’s common stock (“Yingfeng Shares”). The share exchange agreement was initially negotiated and signed by Guohua Ku, Hanqiao Zheng and the representative of the purchasers on February 22, 2007. On June 21, 2007, the agreement was executed and consummated when all purchasers and sellers received the physical stock certificates of CREG shares and Yingfeng Shares delivered by the other party, pursuant to the Execution and Closing Clause of the share exchange agreement. As the result of this share exchange transaction, the purchasers, who were 472 individual shareholders of Yingfeng, acquired 2,695,792 shares of CREG’s common stock.  None of the purchasers acquired more than 1% of the total issued and outstanding common stock of CREG in this transaction. Guohua Ku and Hanqiao Zheng own 8,784,273 and 0 shares of CREG’s common stock, respectively, upon the consummation of this transaction. None of the purchasers in this share exchange transaction was a U.S. Person, as such term is defined in Rule 902(k) of Regulation S, or located within the U.S. This transaction was between non-U.S. Persons and took place outside of the U.S. Therefore, this transaction was exempt from registration under the Securities Act of 1933 pursuant to Regulation S of the rules and regulations promulgated by the SEC under the Securities Act of 1933.

On August 22, 2007, Guohua Ku executed and consummated a share exchange agreement with another group of individual shareholders of Yingfeng. Under the terms of this Agreement, Guohua Ku sold 623,410 shares of CREG’s common stock to the purchasers for 1,870,230 shares of Yingfeng’s common stock. As the result of this share exchange transaction, this group of Yingfeng Shareholders acquired 623,410 shares of CREG’s common stock. None of them acquired more than 1% of the total issued and outstanding common stock of CREG in this transaction. Guohua Ku, owned 8,160,863 shares of CREG’s common stock after the consummation of this transaction.

On August 23, 2007, Guohua Ku executed and consummated a share purchase agreement with Hanqiao Zheng to sell 8,160,863 shares of CREG’s common stock he owned to Hanqiao Zheng for US $2,040,215. As the result of this share purchase transaction, Hanqiao Zheng acquired 8,160,863 shares of CREG’s common stock. Guohua Ku, owns 0 shares of CREG’s common stock after the consummation of this transaction.

On November 14, 2007, the Company entered into an Assets Transfer and Share Issuance Agreement (the “Agreement A”) with Hanqiao Zheng, the President and major shareholder of the Company and Shanghai TCH. Under the Agreement A, Hanqiao Zheng sold and transferred two TRT equipment systems (the “Assets”) amounting to $9,677,420 (equivalent to RMB 72,000,000) to the Company for 7,867,821 shares of common stock of the Company at a 23-days weighted average market price of $1.23 per share. Under the same Agreement A, the Company subsequently sold and transferred to Shanghai TCH the aforementioned Assets for $9,677,420 (equivalent to RMB 72,000,000). Currently, the management of Shanghai TCH has no intention to use these Assets on any new projects.

Also on November 14, 2007, the Company entered into a Share Purchase Agreement (the “Agreement B”) with Hanqiao Zheng for a cash investment of $4,032,258 for 3,278,259 shares of common stock of the Company issued at a 23-days weighted average market price of $1.23 per share.

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement (“Purchase Agreement”) with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold to the Investors a 10% Secured Convertible Promissory Note of $5,000,000 (the “First Note”). Additionally, the Purchase Agreement provides for two subsequent transactions to be effected by the Company and the Investors, which include (i) the issuance by the Company and subscription by the Investors of a total of 4,066,706 shares of common stock of Company, at the price of $1.23 per share for $5,000,000, and (ii) the issuance and sale by the Company to the Investors of a 5% Secured Convertible Promissory Note of $15,000,000 (the foregoing transactions, together with sale and purchase of the First Note, are hereinafter referred to as the “Offering”). The subsequent transactions are contingent upon the satisfaction of certain conditions specified in the Purchase Agreement, including entry into specified energy and recycling project contracts and the purchase of certain energy recycling systems.

The First Note bore interest at 10% and matured on November 16, 2009. The principal face amount of the First Note, together with any interest thereon was convertible at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note had no embedded beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the BCF of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. The First Note was recorded in the balance sheet at face value less the unamortized BCF. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the Investors (the “Amendment”). Under the terms of the Amendment, (i) the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal amount under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at the conversion price per share of $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note of $5,000,000 to the Investors (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% and matures on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, is convertible at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company's common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company's common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have an embedded BCF because the conversion price and convertible shares are contingent upon future net profits.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement (the “Rescission”) to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to the Amendment. The Company and the Investors rescinded the conversion of $5,000,000 under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission closing, the Company repaid in full the First Note and issued to the Investors 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the amortized portion of BCF was reversed to additional paid in stock.  The Company concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock and that the remaining BCF of $3,472,603 at the date of conversion should have been expensed.

On November 13, 2007, the Company approved the 2007 Non-statutory Stock Option Plan (the “2007 Plan”). Pursuant to the 2007 Plan, the Company may issue stock, or grant options to acquire the Company’s common stock, par value $0.001 (the “Stock”), with an aggregate amount of 3,000,000 shares of the Stock, from time to time to employees and directors of the Company or other individuals, including consultants or advisors, all on the terms and conditions set forth in the 2007 Plan. The exercise price of the options is the closing price per share of the Company’s common stock on the grant date. On August 4, 2008, the Company approved the forms of Nonstatutory Stock Option Agreement – Manager Employee and Nonstatutory Stock Option Agreement – Non-Manager Employee for grants under the 2007 Plan.  The vesting terms of option grants under the 2007 Plan are subject to the agreements for managerial and non-managerial employees. For managerial employees, no more than 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, no more than 30% of the total stock options shall vest and become exercisable on the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable on the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.   Accelerated vesting of options may also occur upon a change in control or termination of employment due to death or disability.

The Company issued 3,278,259 shares of its Common Stock to Mr. Hanqiao Zheng, a major shareholder of the Company as discussed above, who paid $4,032,258 to the Company during 2008.  This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with a maturity of April 29, 2012.  The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.  The conversion feature of this note is not beneficial to the holder as the stock price on April 29, 2009 was $0.47.

On April 29, 2009, the Company and CAGP amended and restated the Second Note.  The Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis.

On April 29, 2009, to the Company also agreed with the Investors to amend and restate the Registration Rights Agreement for the holder of the convertible notes to amend the rights for demand registration by certain investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

 On April 20, 2009, the Company entered into a Stock Purchase Agreement with an accredited private investor. Pursuant to the agreement, CREG issued approximately 2.4 million shares, with a one-year lock-up period not to sell, for an aggregate of $2 million, or $0.85 per share.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2009 that were either approved or not approved by our shareholders is as follows:
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	3,000,000	$0.95	0

Total	3,000,000	$0.95	0

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in Item 1A. “Risk Factors” and the section “results of operations” below).   Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”), is in the business of selling and leasing energy saving systems and equipment. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

On June 23, 2004, the Company entered into a stock exchange agreement with Sifang Holdings Co. Ltd. (“Sifang Holdings”) and certain shareholders. Pursuant to the stock exchange agreement, the Company issued 13,782,636 shares of its common stock in exchange for a 100% equity interest in Sifang Holdings, making Sifang Holdings a wholly owned subsidiary of the Company. Sifang Holdings was established under the laws of the Cayman Islands on February 9, 2004 to hold a 100% equity interest in Shanghai TCH. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the People’s Republic of China (the “PRC”) on May 25, 2004. Since January 2007, the Company gradually phased out and has now eliminated its business of mobile phone distribution and provision of pager and mobile phone value-added information services. In the first and second quarters of 2007, the Company did not engage in any substantial transactions or activity in connection with these businesses. On May 10, 2007, the Company discontinued the businesses related to mobile phones and pagers. These businesses are reflected in continuing operations for all periods presented based on the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360).

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

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) to design, construct, install and operate a TRT system for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. After intensive and substantial inquiry and assessment, Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various forms of investments and properties into the Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat power generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  Total investment in these projects will be approximately $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Shengwei from the date the system was put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the system, and charges Shengwei a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

  On June 29, 2009, construction of the CHPG in Jin Yang was completed at a cost of approximately $7,318,000 (RMB 50,000,000) and put into operation.  Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term.  Shengwei has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the CHPG.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period.  Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos 's metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of the JV is $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital is $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos. Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000).   Erdos contributed 10% of the total investment of the project, and Xi'an TCH contributed 90% of the total investment. Xi'an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi'an TCH has received a complete return on its investment.  Xi'an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP and Chinese GAAP with regards to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi'an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. The Phase I includes two 9-MW units for a combined 18-MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation projects. Erdos TCH leased the two 9 MW units to Erdos and will be responsible for the operation and maintenance of the units. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation unit. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. After 20 years, the units will be transferred to Erdos without any charge.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company subleased for higher rental income under one-year, non-cancellable leases. The Company did not renew its lease when it expired in April 2009, and as a result, the sublessee was unable to renew its lease with the Company.

  On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of 18 megawatt capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH energy-saving service fee described above or up to 10.80 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

In November 2008, the Chinese government announced a series of economic stimulus plans aimed at bolstering its weakening economy – a sweeping move to help fight the effects of the global slowdown. In the announcements, China estimated it would spend $586 billion over the next two years – roughly seven percent of its gross domestic product each year – to construct new railways, subways and airports and to rebuild communities devastated by an earthquake in the southwest China in May 2008. The economic stimulus package is the largest effort ever undertaken by the Chinese government. The government said that the stimulus would cover ten areas, including low-income housing, electricity, water, rural infrastructure and projects aiming at environmental protection and technological innovation.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings, Shanghai TCH, and Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 90% owned subsidiary Erdos TCH, and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as Shanghai TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2009 and 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Sales-type leasing and related revenue recognition

The Company constructs and leases TRT, CHPG, WGPG and other waste heat power generating systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT, CHPG, WGPG or other waste heat power generation system to its customers at the end of each lease.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” (codified in FASB ASC Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the TRT, CHPG and WGPG systems and waste heat power generating systems, and finances its customers for the price of the systems.  The sales and cost of sales are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008
	$	% of Sales	$	% of Sales

Sales	$44,235,208	100%	$19,217,663	100%
Sales of Products	38,286,835	87%	8,048,956	42%
Rental income	5,948,373	13%	11,168,707	58%
Cost of sales	(33,601,015)	76%	(14,001,736)	73%
Cost of products	(29,451,411)	77%	(6,191,505)	77%
Rental expense	(4,149,604)	70%	(7,810,231)	70%
Gross profit	10,634,193	24%	5,215,927	27%
Interest income on sales-type leases	7,052,574	16%	2,285,582	12%
Total operating income	17,686,767	40%	7,501,509	39%
Total operating expenses	(4,194,632)	9%	(3,354,028)	17%
Income from operations	13,492,135	31%	4,147,481	22%
Total non-operating expenses	(483,992)	(1)%	(4,734,308)	(25)%
Income (loss) before income tax	13,008,143	30%	(586,827)	(3)%
Income tax expense	2,946,387	7%	1,632,754	9%
Net income (loss) attributable to noncontrolling interest	352,480	1%	83	-
Net income (loss)	$9,709,276	22%	$(2,219,664)	(12)%

SALES. Net sales for the year ended December 31, 2009 were $44.24 million while our net sales for the year ended December 31, 2008 were $19.22 million, an increase in revenues of  $25.02 million. The increase was due to selling one energy saving system (Jin Yang CHPG system) through a sales-type lease at the end of June of 2009, one Shenmu WGPG system through a sales-type lease at the end of September of 2009, and the completion and sale of one heat/waste gas recovery power generation system in Erdos Phase I project in December of 2009 in addition to two TRT systems sold under a sales-type leases in 2007 and one energy saving system (Tong Chuan CHPG system) sold under a sales-type lease at the end of 2008. During the year ended December 31, 2009, we recorded $9.51 million revenue from the sale of the Jin Yang CHPG system, $18.43 million revenue from the sale of the Shenmu WGPG system and $10.34 million revenue from sale of the Erdos Phase-I recycling waste heat power generating system, and rental income of approximately $5.95 million from leasing our two power generating systems through an operating lease. The operating lease term ended in April of 2009.  In 2008, we sold one CHPG system through sales-type leasing with sales of approximately $8.05 million and rental income of $11.17 million from leasing our two power generating systems. Sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the year ended December 31, 2009 was $33.6 million while our cost of sales for the same period in 2008 was $14 million, an increase of  $19.6 million. The increase was mainly due to the cost of sales for sales-type leases of the Jin Yang CHPG system, Shenmu WGPG system and Erdos Phase-I recycling waste heat power generating system.

GROSS PROFIT. Gross profit was $10.63 million for the year ended December 31, 2009 as compared to $5.22 million for the same period in 2008, representing a gross margin of approximately 24% and 27% for the year ended December 31, 2009 and 2008, respectively. The increase in gross profit was mainly from the sales-type leases of the Jin Yang CHPG system, Shenmu WGPG system and Erdos Phase-I power generating system which have a profit margin of about 23%, and our operating lease business in connection with leasing out two energy recycling power generation equipment systems from April 2008 to April 2009 with a profit margin of about 30%.

OPERATING INCOME. Operating income was $17.69 million for the year ended December 31, 2009 while our operating income for the same period in 2008 was $7.50 million, an increase of  $10.19 million. The growth in operating income was mainly due to the increase in sales and interest income from selling and leasing our energy saving systems through sales-type leases. Interest income on sales-type leases for the year ended December 31, 2009 was $7.05 million, an $4.76 million increase from $2.29 million for the same period in 2008.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $4.19 million for the year ended December 31, 2009 as compared to $3.35 million for the same period in 2008, an increase of  $840,604 or 25%. This increase was mainly due to increased expenses in connection with our sales of three energy recycling systems through sales-type leases in 2009. The Company recorded $1.79 million compensation expense for stock options and warrants during the year ended December 31, 2009, compared to $1.44 million compensation expense for employee stock options plan for the same period in 2008.

NET INCOME. Our net income for the year ended December 31, 2009 was $9.71 million as compared to a $2.22 million net loss for the same period in 2008, an increase of  $11.93 million. This increase in net income was mainly due to increased interest income from sales-type leases of the energy saving systems and sales of three systems in 2009.  In the same period of 2008, we only sold one energy saving system through a sales-type lease, and we recorded a $4.68 million one-time expense for the unamortized portion of the beneficial conversion feature of our first $5 million convertible note and compensation expense of the fair value of stock options of  $1.44 million.

 LIQUIDITY AND CAPITAL RESOURCES

Comparison of the Years Ended December 31, 2009 and 2008

As of December 31, 2009, the Company had cash and cash equivalents of $1,111,943. At December 31, 2009, other current assets were $8.27 million and current liabilities were $17.13 million.  Working capital amounted to negative $7.75 million at December 31, 2009. The ratio of current assets to current liabilities was 0.55:1 at the year ended December 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008

Cash provided by (used in):
Operating Activities	$15,906,816	$1,958,334
Investing Activities	(54,903,664)	(10,896,198)
Financing Activities	32,841,386	13,957,150

Net cash flow provided by operating activities was $15.91 million during the year ended December 31, 2009, as compared to $1.96 million used in the same period of 2008. The increase in net cash inflow was mainly due to the significant increase in net income as well as less payment made for prepaid expenses and accounts payable as compared to 2008.

Net cash flow used in investing activities was $54.9 million in the year ended December 31, 2009, as compared to $10.9 million used in the same period of 2008. The increase of net cash flow used in investing activities was mainly due to our investment of $18.8 million in Jingyang CHPG, Shenmu WGPG and Erdos Phase-I recycling waste heat power generating system, and $34.6 million payment for construction in progress of Erdos Phase II and III projects and Zhonggang Binhai project, as well as restricted cash of $1.46 million in the bank as collateral for the same amount of bank acceptances in order to support our payment obligations to our vendors.

Net cash flow provided by financing activities was $33.0 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $13.96 million for 2008. The $33.0 million cash inflow from financing activities mainly consisted of common stock issued for $2 million, convertible note issued for $3 million, $1.46 million bank acceptance and trust plan loan of $25.56 million, while in the same period of 2008 we received $14 million from the issuance of common stock and convertible notes.

The Company’s cash balance hit its lowest point during the period at the end of 2009. We believe, however, that our cash resources will continue to increase and our cash position will improve through 2010 due to the steady revenue stream from our current operating projects.  As of December 31, 2009, we have six sales-type leases to generate cash inflow, which consisted of two TRT systems, two CHPG systems, one WGPG system and one recycling waste heat power generating system.   The company also is committed with Beijing Trust for additional loan capital raising in 2010 under the Trust Plan for the remaining phase of the Erdos project. Additionally, the Company may take advantage of our line of credit, discussed below, if needed for instant working capital.  We believe we are going to have sufficient cash resources to cover our anticipated capital expenditures and operating activities for 2010.

We do not believe inflation has had a significant negative impact on our results of operations during 2009.

Off-Balance Sheet Arrangements

Other than as otherwise described herein, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Convertible Notes Payable

On April 29, 2008, we issued and sold to certain investors a 5% Secured Convertible Promissory Note of $5,000,000.  The terms for the Note were amended and restated on April 29, 2009.

This note bears interest at 5% per annum and matures on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement. The note is not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with maturity on April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided under in the Citi Agreement is RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH Energy Technology Co., Ltd , an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

Citi has the discretion to accelerate maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing.   Xi’an TCH and Erdos TCH have agreed not to use the loan to pay for related party transactions without Citi’s permission.  Xi’an TCH and Erdos TCH also have agreed to deposit their income from sales of products and services into their accounts with Citi with a combined average monthly income amount of  no less than RMB 5 million ($0.73 million).   Xi’an TCH and Erdos TCH may not draw on the Citi Agreement until the monthly income amount reaches 80% of expected income amount as set forth in the Citi Agreement for that month.  Each loan of Xi’an TCH and Erdos TCH should be no more than 35% of the maximum financing limit. If the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month, Citi has the right to suspend, cancel or terminate the financing and accelerate the maturity date of any outstanding amount and request for immediate reimbursement.  As of December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $1,461,060 at December 31, 2009, which was collateralized by depositing the same amount of cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

Loan Payable – Collective Capital Trust Plan

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. ("Beijing Trust") formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan ("Plan"). Under the Plan, Beijing Trust raised RMB 181,880,000 (US$ 26.75 million) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan are loaned to Erdos TCH in connection with its waste heat power generation projects Phase II and Phase III construction and operation.

The Plan included 145,500,000 category A preferred trust units ($ 21.4 million), consisting of category A1 preferred trust 12,450,000 units (US$ 1.8 million), category A2 preferred trust 15,000,000 units (US$ 2.2 million), category A3 preferred trust 118,050,000 units (US$ 17.4 million); and 36,380,000 category B secondary trust units (US$ 5.35 million), consisting of category B1 secondary trust 9,100,000 units (US$ 1.34 million) and category B2 secondary trust 27,280,000 units (US$ 4.01 million). The B1 units have been purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi'an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

Erdos TCH gave a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi'an TCH and Mr. Guohua Ku (the Company’s CEO) also gave unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH's performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional RMB 25,000,000 (US$3.68 million) was raised to support the Company's Erdos Power Generation Projects. The  Company sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units (US$ 2.94 million) and 5,000,000 category B2 secondary trust units (US$ 0.74 million). The B2 units were purchased by Xi'an TCH.

Beside the base interest rate, Erdos TCH agrees to share the benefits from the Clean Development Mechanism (“CDM”) under the Kyoto Protocol equally with Beijing Trust during the term of the loan, as well as to pay a management incentive benefit to be calculated by a formula tied to Erdos TCH’s net profit and average registered capital of the fiscal year prior to the maturity date of the loan. Under the formula the management incentive benefit is paid at the end of year four and can range between 0% and 100% of the net profit of Erdos TCH in the fiscal year prior to the maturity date of the loan depending upon the amount of average contributed capital of Erdos TCH at the time of measurement.

At December 31, 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) was purchased by the management of Erdos TCH, 32,280,000 units purchased by Xi’an TCH for $4.7 million was considered as an investment by Xi’an TCH into Erdos TCH, accordingly, was eliminated in the consolidation. The net long term loan payable under this trust plan was $25.6 million at December 31, 2009.

COMMITMENTS

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, a world-class nickel- alloy manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project is $7.8 million (RMB 55 million). Construction on the project started in March of 2009, but the Company did not incur any material expenses for the project in 2009; the Company originally expected the completion of the project within 11 months from the construction commencement date.  The construction was delayed due to a delay in the installation of furnace cove by Zhonggang. The construction was resumed in February of 2010; the Company expects the project to be completed in the beginning of 2011. Zhonggang agrees to purchase all the electricity and steam to be generated from the system for the term of 9 years, at a pre-agreed price. Zhonggang also agrees to guarantee the minimal working hours of supplying heat (6,800 hours per year) and the minimum monthly payment of electricity and steam fees, which is  no less than $365,000 (RMB 2.5 million) per month, By the end of the term, the system shall be transferred to Zhonggang at a nominal price of RMB 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of China Recycling Energy Corporation:

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation (the “Company” or “CREG”) and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin
Encino, California
March 15, 2010

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,111,943	$7,267,344
Restricted cash	1,461,659	-
Investment in sales-type leases, net	4,396,395	1,970,591
Interest receivable on sales-type leases	437,626	82,406
Prepaid expenses	445,458	3,849,087
Other receivables	1,524,949	102,850
Inventory	-	10,534,633
Total current assets	9,378,030	23,806,911

NON-CURRENT ASSETS
Investment in sales-type leases, net	48,147,738	14,837,879
Advance for equipment	-	2,642,889
Property and equipment, net	97,311	95,359
Construction in progress	34,858,845	3,731,016
Intangible assets, net	-	3,482
Total non-current assets	83,103,894	21,310,625
TOTAL ASSETS	$92,481,924	$45,117,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,583,219	$1,186,902
Notes payable - bank acceptances	1,461,659	-
Unearned revenue	-	658,415
Taxes payable	681,707	1,313,949
Accrued liabilities and other payables	2,785,796	3,528,527
Advance from related parties, net	468,475	-
Deferred tax liability	148,193	-
Convertible notes	8,000,000	5,000,000
Total current liabilities	17,129,049	11,687,793

DEFERRED TAX LIABILITY, NET	2,762,115	823,407

ACCRUED INTEREST ON CONVERTIBLE NOTES	353,024	168,494

LOAN PAYABLE	25,570,429	-

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,778,035 and 36,425,094 shares issued and outstanding as of December 31, 2009 and 2008, respectively	38,779	36,425
Additional paid in capital	38,319,163	34,528,289
Statutory reserve	2,497,724	1,319,286
Accumulated other comprehensive income	3,709,490	3,582,587
Retained earnings (deficit)	1,485,914	(7,044,924)
Total Company stockholders' equity	46,051,070	32,421,663
Noncontrolling interest	616,237	16,179
Total equity	46,667,307	32,437,842
TOTAL LIABILITIES AND EQUITY	$92,481,924	$45,117,536
The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2009	2008
Revenue
Sales of systems	$38,286,835	$8,048,956
Rental income	5,948,373	11,168,707
Total revenue	44,235,208	19,217,663

Cost of sales
Cost of systems	29,451,411	6,191,505
Rental expense	4,149,604	7,810,231
Total cost of sales	33,601,015	14,001,736

Gross profit	10,634,193	5,215,927

Interest income on sales-type leases	7,052,574	2,285,582

Total operating income	17,686,767	7,501,509

Operating expenses
General and administrative expenses	4,194,632	3,354,028
Total operating expenses	4,194,632	3,354,028

Income from operations	13,492,135	4,147,481

Non-operating income (expenses)
Interest income	88,852	27,033
Interest expense	(475,995)	(4,787,292)
Other income	13,597	108,999
Other expense	(107,680)	(811)
Exchange loss	(2,766)	(82,237)
Total non-operating expenses, net	(483,992)	(4,734,308)

Income (loss) before income tax	13,008,143	(586,827)

Income tax expense	2,946,387	1,632,754

Income (loss) from operations	10,061,756	(2,219,581)

Less: Income attributable to noncontrolling interest	352,480	83

Net income (loss) attributable to China Recycling, Inc.	9,709,276	(2,219,664)

Other comprehensive item
Foreign currency translation gain	126,903	1,864,327

Comprehensive income (loss)	$9,836,179	$(355,337)

Basic weighted average shares outstanding	38,068,929	32,095,814
Diluted weighted average shares outstanding **	46,191,950	49,702,199
Basic net earnings per share *	$0.26	$(0.07)
Diluted net earnings per share *	$0.21	$(0.07)

*	Interest expense on convertible notes are added back to net income for the computation of diluted EPS.
*	Basic and diluted loss per share are the same for 2008 because common stock equivalent are anti-dilutive.
**
Diluted weighted average shares outstanding includes estimated shares upon conversion of the Second Note issued on April 29, 2008 with a conversion price that is tied to audited 2009 after-tax profits.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated retained earning (deficit)	Total

Balance at January 1, 2008	25,015,089	25,015	19,070,908	832,467	1,718,260	(4,338,441)	17,308,209

Shares issued for capital contribution	11,410,005	11,410	14,020,848	-	-	-	14,032,258

Stock compensation expense related to stock options	-	-	1,436,533	-	-	-	1,436,533

Net loss for the year	-	-	-	-	-	(2,219,664)	(2,219,664)

Transfer to statutory reserves	-	-	-	486,819	-	(486,819)	-

Foreign currency translation gain	-	-	-	-	1,864,327	-	1,864,327

Balance at December 31, 2008	36,425,094	$36,425	$34,528,289	$1,319,286	$3,582,587	$(7,044,924)	$32,421,663

Shares issued for capital contribution	2,352,941	2,354	1,997,646	-	-	-	2,000,000

Compensation expenses related to stock options and warrants	-	-	1,793,228	-	-	-	1,793,228

Net income for the year	-	-	-	-	-	9,709,276	9,709,276

Transfer to statutory reserves	-	-	-	1,178,438	-	(1,178,438)	-

Foreign currency translation gain	-	-	-	-	126,903	-	126,903

Balance at December 31, 2009	38,778,035	$38,779	$38,319,163	$2,497,724	$3,709,490	$1,485,914	$46,051,070

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$10,061,756	$(2,219,581)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	35,121	18,079
Amortization of discount related to conversion feature of convertible note	-	4,684,932
Stock options and warrants expense	1,793,228	1,436,533
Accrued interest on convertible notes	184,530	105,480
Changes in deferred tax	2,085,709	823,407
(Increase) decrease in current assets:
Interest receivable on sales-type lease	(355,220)	61,856
Prepaid expenses	3,166,691	-
Prepaid equipment rent	-	(3,796,985)
Other receivables	(1,421,503)	(66,659)
Increase (decrease) in current liabilities:
Accounts payable	2,394,223	(1,245,854)
Unearned revenue	(658,762)	647,948
Taxes payable	(633,648)	707,013
Accrued liabilities and other payables	(745,309)	802,165

Net cash provided by operating activities	15,906,816	1,958,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,461,060)	-
Increase investment in subsidiary	(16,103)	-
Gross investment in sales-type leases	(18,796,831)	(7,063,105)
Acquisition of property & equipment	(33,498)	(115,350)
Construction in progress	(34,596,172)	(3,717,743)

Net cash used in investing activities	(54,903,664)	(10,896,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable - bank acceptances	1,461,060	-
Issuance of common stock	2,000,000	9,032,258
Convertible notes	3,000,000	5,000,000
Proceeds from loan (trust plan)	25,559,947	-
Advance from (repayment to) related party	556,940	(75,108)
Cash contribution from noncontrolling interest	263,439	-

Net cash provided by financing activities	32,841,386	13,957,150

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	61	613,718

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(6,155,401)	5,633,004

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	7,267,344	1,634,340

CASH & CASH EQUIVALENTS, END OF YEAR	$1,111,943	$7,267,344

Supplemental Cash flow data:
Income tax paid	$1,480,698	$152,881
Interest paid	$358,789	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”), sells and leases energy saving systems and equipment.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation”.

            On February 1, 2007, the Company’s subsidiary, Shanghai TCH, entered into two top gas recovery turbine systems (“TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, Peoples Republic of China (the “PRC”), and engages in designing, installing, and operating TRT systems and sales of other renewable energy products.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) to design, construct, install and operate a TRT system for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This Project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. After intensive and substantial inquiry and assessment, Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various forms of investments and properties into the Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat power generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  Total investment in these projects will be $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Shengwei from the date the system was put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the system, and charges Shengwei a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

On June 29, 2009, construction of the CHPG in Jin Yang was completed at a cost of approximately $7,318,000 (RMB 50,000,000) and put into operation. Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term. Shengwei has the right to purchase the ownership of the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the CHPG. Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for total of $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos 's metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the registered capital of the JV is $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital is $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos. Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 10% of the total investment of the project, and Xi'an TCH contributed 90% of the total investment. Xi'an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi'an TCH has received a complete return on its investment. Xi'an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP and Chinese GAAP with regards to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi'an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. The Phase I includes two 9-MW units for a combined 18-MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation projects. Erdos TCH leased the two 9 MW units to Erdos and will be responsible for the operation and maintenance of the units. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation unit. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. After 20 years, the units will be transferred to Erdos without any charge.

During 2008, the Company also leased two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid in full, which the Company subleased for higher rental income under one-year, non-cancellable leases. The Company did not renew its lease when it expired in April 2009, and as a result, the sublessee was unable to renew its lease with the Company.

  On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of 18 megawatt capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH energy-saving service fee described above or up to 10.80 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) and pursuant to the rules and regulations of the Securities Exchange Commission (SEC) for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiaries, Sifang Holdings and Shanghai TCH, and Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 90% owned subsidiary Erdos TCH, and Sifang Holding’s subsidiary, Huahong New Energy Technology Co., Ltd. (“Huahong”). Xi’an TCH, Huaxin, Erdos TCH and Huahong engage in the same business as Shanghai TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2009 and 2008, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of December 31, 2009 and 2008, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2009 and 2008, the Company had an accounts receivable allowance of $0.

The operations of the Company are located in PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Inventory

Inventory is valued at the lower of cost or market. Cost of work in progress and finished goods comprises direct material cost, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over the estimated lives as follows:

Building	20 years
Vehicle	2 - 5 years
Office and Other Equipment	2 - 5 years
Software	2 - 3 years

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2009 and 2008.

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases TRT, CHPG, WGPG and other waste heat power generating systems to its customers. The Company usually transfers all benefits, risks and ownership of the TRT, CHPG, WGPG or other waste heat power generating systems to its customers at the end of each lease.  The Company’s investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” (codified in FASB ASC Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the TRT, CHPG and WGPG systems and waste heat power generating systems, and finances its customers for the price of the systems.  The sales and cost of goods sold are recognized at the point of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term as to produce a constant periodic rate of return on the net investment in the lease.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At December 31, 2009 and 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

 Non-Controlling Interest

Certain amounts presented for prior periods previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard are applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are applied retrospectively to all periods presented.

The net income (loss) attributed to the NCI has been separately designated in the accompanying statements of income and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, receivables on sales-type leases, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

	2009	2008

Net income (loss) for common shares	$10,591,684	$(2,219,664)
Interest expense on convertible notes (1)	184,529	168,576
Net income (loss) for diluted shares	$10,776,213	$(2,051,088)

Weighted average shares outstanding - basic	38,068,929	32,095,814
Effect of dilutive securities:
Convertible notes (2)	7,037,460	16,583,080
Options granted	1,133,295	1,023,305
Warrants granted	22,301	-
Weighted average shares outstanding - diluted	46,191,950	49,702,199

Earnings (loss) per share – basic	$0.26	$(0.07)
Earnings (loss) per share – diluted (3)	$0.21	$(0.07)

(1)	Interest expense on convertible note was added back to net income (loss) for the computation of diluted earnings per share.
(2)
Diluted weighted average shares outstanding includes shares estimated upon conversion of the Second Note issued on April 29, 2008 with conversion price that is tied with audited after-tax profit for the year ended December 31, 2009.

(3)	Basic and diluted loss per share for 2008 is the same due to anti-dilutive feature of the securities.

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

Research and Development

During the years 2009 and 2008, we invested about $198,000 and $120,000, respectively, in research and development.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively; and CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, and power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of December 31, 2009 and 2008 are as follows:

	2009	2008
Total future minimum lease payments receivables	$143,876,773	$41,431,868
Less: unearned interest income	(91,332,640)	(24,623,398)
Net investment in sales - type leases	$52,544,133	$16,808,470

Current portion	$(4,396,395)	$(1,970,591)
Noncurrent portion	$48,147,738	$14,837,879

As of December 31, 2009, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

Years ending December 31,
2010	$17,362,214
2011	17,194,788
2012	15,576,918
2013	15,576,918
2014	10,762,501
Thereafter	67,403,434
$143,876,773

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash at December 31, 2009 represented $1,461,659 held in the bank as collateral for the bank to issue the same amount of bank acceptances without charging interest.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid equipment rent for operating leases

On April 10, 2008, the Company leased energy recycling power generation equipment under a one-year, non-cancellable lease for $4,455,000 (RMB 31,000,000). At the end of this lease, the Company had the right to renew the lease for another four-year term at an aggregate of $10,940,000 (RMB 75,000,000). The lease payment of approximately $4,455,000 was paid in full.  The Company did not renew the lease at the end of the one-year lease.

Also on April 10, 2008, the Company entered into a lease with a lessee to sublease the above power generation equipment under a one-year, non-cancellable lease for $583,000 (RMB 4,000,000) per month with an option to renew. The lessee would have paid a monthly payment of  $486,000 (RMB 3,333,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessee was unable to renew the lease as the Company did not renew its lease.

On May 21, 2008, the Company leased energy recycling power generation equipment from the same lessor under a one-year, non-cancellable lease for $6,560,000 (RMB 45,000,000). At the end of the one-year lease term, the Company had the right to renew the lease for another four-year term at an aggregate of $17,500,000 (RMB 120,000,000) with a separate agreement. The lease payment of  $6,560,000 was paid in full.  The Company did not renew the lease at the end of the one-year lease.

Also on May 21, 2008, the Company entered into a lease with the same lessee referenced in the second paragraph of this Note 5 to sublease the above power generation equipment under a one-year, non-cancellable lease for $887,000 (RMB 5,850,000) per month with an option to renew. The lessee would have paid a monthly payment of $729,000 (RMB 5,000,000) if the Company had renewed the lease of the equipment from the ultimate lessor after one year.  The lessee was unable to renew the lease as the Company did not renew its lease.

At December 31, 2009 and 2008, the prepaid equipment rent for operating leases was approximately $0 and $3,821,000, respectively.

Prepaid expenses – other

Other prepaid expenses mainly consisted of prepayment for interest, supplies, office rental, parking space, salary, insurance and legal fees.  Other prepaid expenses were $445,000 and approximately $28,000 at December 31, 2009 and 2008, respectively.

6. OTHER RECEIVABLE

“Other receivables” consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008

From third party and short term advance to employees	$184,355	$102,850

Deductible VAT	1,340,594	-
	$1,524,949	$102,850

Deductible VAT represented 17% VAT incurred on the cost of construction of Erdos TCH project which will be used to offset future VAT payable.

7. INVENTORY

At December 31, 2008, inventory of $10,543,633 (RMB 72,000,000) consisted of two equipment systems to be used for TRT, CHPG or WGPG. During 2009, the systems were incorporated into the Shenmu project.

8. ADVANCE FOR EQUIPMENT

“Advance for equipment” represented advance payment of $2,640,000 (RMB 18,000,000) to an independent contractor for constructing a power generation system and purchase of the equipment that will be used for the construction. At December 31, 2008, this project was terminated; during the first quarter of 2009, the title of the equipment officially transferred to the Company as the Company’s inventory.  This equipment was incorporated into the Shenmu project during third quarter of 2009.

9. CONSTRUCTION IN PROGRESS

 “Construction in progress” represented the amount paid for constructing power generation systems. At December 31, 2009 and 2008, the construction in progress was $34.86 million for the power generation system projects in Erdos TCH and $3.73 million for the Jin Yang project, respectively.  The Jin Yang project was completed and put into operation at June 30, 2009.

10. TAX PAYABLE

“Tax payable” consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008

Income tax payable	$598,327	$1,217,026
Business tax payable	74,286	86,692
Other taxes payable	9,094	10,231
	$681,707	$1,313,949

11. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008

Employee training, labor union expenditure and social insurance payable	$421,824	$125,323
Consulting and legal expenses	371,544	371,125
Payable to Yingfeng	1,678,372	1,676,878
Security deposit from lessee	-	1,024,252
Total other payables	2,471,740	3,197,578
Accrued payroll and welfare	243,826	258,443
Accrued maintenance expense	70,230	72,506
Total	$2,785,796	$3,528,527

“Consulting and legal expenses” was the expenses paid by a third party for the Company and will be repaid by the Company.  ”Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. “Deposit from lessee” represented a deposit received for leasing out the power generation equipment.

12. ADVANCE FROM RELATED PARTY, NET

At December 31, 2009, “Advance from related party” was $468,475 representing $483,290 received from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH, net of $14,815 payment in advance to the Company’s management for officers paying certain operating expenses on behalf of the Company.

13. NONCONTROLLING INTEREST

“Non-controlling interest” represents the 20% equity interest of the outside shareholder in Huaxin at December 31, 2008.  The Company acquired the remaining 20% equity interest in Huaxin from this shareholder during 2009 for $110,000.

As of December 31, 2009, total registered capital of Erdos JV is RMB 80,000,000 ($11.71 million), of which, RMB 78,200,000 ($11.45 million) was injected from Xi’an TCH, and RMB 1,800,000 ($0.26 million) was injected from Erdos.

Huaxin and Erdos TCH engage in business similar to that of Shanghai TCH.  The minority share of the income was $352,480 and $83 for the years ended December 31, 2009 and 2008, respectively.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on the net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the year ended December 31, 2009:

Net Revenue	$-
Cost of Revenue	-
Gross Profit	-
Operating expenses	(12,291)
Loss from operations	(12,291)
Non-operating income	3,115

Income tax expense	-
Net loss	$9,176

The following is a reconciliation of net loss per Chinese GAAP to net income per US GAAP:

Net loss per Chinese GAAP	$(9,176)
Revenue per sales-type lease	10,344,162
Cost of revenue	(7,957,048)
Interest expense	(1,411)
Accrued expense per US GAAP	(17,348)
2,368,355
Deferred income tax expense	(596,779)
Net income	$1,771,576

The following is the balance sheet statement of Erdos TCH, prepared under Chinese GAAP at December 31, 2009:

Assets
Cash and Cash equivalents	$892,204
Other current assets	9,739
Property and equipment	9,301,576
Construction in process	33,793,025
Total Assets	$43,996,544
Liability
Account payable	$1,864,654
Other current liabilities	127,069
Long term loan	30,297,882
Total liabilities	32,289,605
Equity
Paid in capital	11,713,717
Other comprehensive income	2,398
Retained earnings	(9,176)
Total stockholders’ equity	11,706,939
Total liabilities and stockholders’ equity	$43,996,544

14. DEFERRED TAX

Deferred tax asset arose from the accrued maintenance cost on power generation machines that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of December 31, 2009 and 2008, deferred tax asset (liability) consisted of the following:

	2009	2008

Deferred tax asset — noncurrent	$24,658	$34,215
Deferred tax liability — noncurrent	(2,786,773)	(857,622)
Deferred tax liability, net of deferred tax asset - noncurrent	(2,762,115)	(823,407)
Deferred tax liability — current	$148,193	$-

15. INCOME TAX

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Under the new Chinese tax law the tax treatment of finance and sales-type leases is similar to US GAAP rules.  However, the local tax bureau continues to treat the sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2009 and 2008 are 20% and 18%, respectively. Xi’an TCH’s effective income tax rate for 2009 and 2008 is 15% as a result of its high tech enterprise status that has been approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2009 and 2008 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2009 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong and Erdos TCH file separate income tax returns.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $2,459,000 at December 31, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

            Foreign pretax earnings approximated $16,333,000 and $6,091,000 for the years ended December 31, 2009 and 2008, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, $13,052,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $4,159,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008, respectively:

	2009	2008

US statutory rates	34.0%	(34.0)%
Tax rate difference – current provision	(11.3)%	(93.8)%
Effect of tax holiday	(10.8)%	4.5%
Effect of tax on loss on nontaxable jurisdiction	-%	1.4%
Non-tax deductible expense - beneficial conversion feature	-%	291.4%
Other	2.0%	-%
Valuation allowance on US NOL	8.8%	108.8%
Tax per financial statements	22.7%	278.3%

The Company’s income tax expense for the years ended December 31, 2009 and 2008 consist of the following:

16. BANK LOAN PAYABLE

On April 13, 2009, Xi’an TCH entered into a one-year working capital loan agreement with the Industrial Bank Co., Ltd. Xi’an branch, to borrow $2.9 million (RMB 20 million) at 5.3% and make quarterly interest payments.  The loan agreement contains standard representations, warranties and covenants, and the borrowed funds are to be guaranteed through a separate guaranty contract with Shanxi Zhongze Investment Co., Ltd. This loan was fully repaid on December 31, 2009.

17. LOAN PAYABLE – COLLECTIVE CAPITAL TRUST PLAN

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. ("Beijing Trust") formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan ("Plan"). Under the Plan, Beijing Trust raised RMB 181,880,000 ($ 26.75 million) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan are loaned to Erdos TCH in connection with its waste heat power generation projects Phase II and Phase III construction and operation.

The Plan included 145,500,000 category A preferred trust units ($21.4 million), consisting of category A1 preferred trust 12,450,000 units ($1.8 million), category A2 preferred trust 15,000,000 units ($2.2 million), category A3 preferred trust 118,050,000 units ($17.4 million); and 36,380,000 category B secondary trust units ($5.35 million), consisting of category B1 secondary trust 9,100,000 units ($1.34 million) and category B2 secondary trust 27,280,000 units ($4.01 million). The B1 units have been purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi'an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

Erdos TCH has agreed to provide a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi'an TCH and Mr. Guohua Ku (the Company’s CEO) also provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH's performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional RMB 25,000,000 ($3.68 million) was raised to support the Company's Erdos Power Generation Projects. The  Company sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($ 2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi'an TCH.

In addition to the above, if the financial index reflected on the Borrower’s audited financial reports for the fiscal year prior to the expiration of the loan term meets certain threshold, the Borrower shall pay the Lender (category B secondary trust purchaser) a sum of management stimulation profit.

At December 31, 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.28 million), of which, 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units purchased by Xi’an TCH for the amount of $4.73 million were considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidation. The net long term loan payable under this trust plan was $25.57 million at December 31, 2009.

18. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

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

The First Note bore interest at 10% and was due November 16, 2009. The principal amount of the First Note, together with any interest thereon, converted, at the option of the holders at any time on or prior to maturity, into shares of the Company’s common stock at an initial conversion price of $1.23 per share (subject to anti-dilution adjustments). The First Note was subject to mandatory conversion upon the consummation of the aforementioned issuance and subscription of shares of the Company’s common stock under the Purchase Agreement. As more fully described in the First Note, the obligations of the Company under the First Note ranked senior to all other debt of the Company.

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note.

The First Note was considered to have a beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. Accordingly, the beneficial conversion feature of $5,000,000 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method. As the BCF was greater than the face value of the note, all of the proceeds were allocated to the BCF. No value was assigned to the note option or the equity option (two subsequent transactions discussed above). The First Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the Investors. Under the terms of the Amendment, (i) the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal  under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note of $5,000,000 (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note of $10,000,000, exercisable by the Investors at any time within nine (9) months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

The Second Note bears interest at 5% and matures April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, converts, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the year ending December 31, 2009, as described in the Second Note. The Second Note is subject to mandatory conversion upon the listing of the Company’s common stock on the National Association of Securities Dealers Automated Quotations main-board, the New York Stock Exchange or the American Stock Exchange. As more fully described in the Second Note, the obligations of the Company under the Second Note shall rank senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have a beneficial conversion feature because the conversion price and convertible shares are contingent upon 2009 audited net profits.

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease on interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion should have been expensed.

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

On April 29, 2009, the Company also agreed with the Investors to amend and restate the Registration Rights Agreement for the convertible notes to amend the rights for demand registration by the Investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided under the Citi Agreement is RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH Energy Technology Co., Ltd , an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

Citi has the discretion to accelerate maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month. As of December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement.

19. STOCK-BASED COMPENSATION PLAN

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

The options vest over three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

Effective June 25, 2008, the Company cancelled all vested shares and accepted optionees’ forfeiture of any unvested shares underlying the currently outstanding options.

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted as a modification to the options that were cancelled on June 25, 2008. The grant date fair value of options was $5.04 million.

On November 9 and 11, 2009, the Company and three optionees agreed to cancel vested but unexercised options for 87,000 vested but not exercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company's common stock with an exercise price of $2.35 per share. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date fair value of options was $518,513.

The following table summarizes activity for employees in the Company’s Plan for 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2006	-
Granted	3,000,000	$1.23	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	3,000,000	$1.23	4.87
Granted	-	-	-
Exercised	-	-	-
Cancelled vested shares	(450,000)	1.23	-
Forfeited unvested shares	(2,550,000)	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	$0.95	4.45

On October 30, 2009, the Company granted stock options to acquire 130,000 shares of the Company’s common stock, par value $0.001, at $1.85 per share to 3 independent directors. The options shall vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

The following table summarizes activity for independent directors in the Company’s Plan for the year ended December 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	$1.85	4.97

On October 1, 2009, the Company granted warrants to acquire an aggregate amount of 200,000 shares of the Company’s common stock, par value $0.001, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time and from time to time from and after July 1, 2010 (the “Vesting Date”) and prior to October 1, 2014 (the “Expiration Date”). The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.  The grant date fair value of the warrants was approximately $272,000.

The following table summarizes activity for the warrants to certain investor relations firms for the year ended December 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	$1.50	4.99

The Company recorded $1,793,228 compensation expense for stock options and warrants during the year ended December 31, 2009.   There were no options exercised during the year ended December 31, 2009.

 During the year ended December 31, 2008, the Company recorded $1,436,533 of compensation expense of stock options including the amortized portion of incremental cost arising from the modification to the employee stock options.

20. SHAREHOLDERS’ EQUITY

On April 29, 2008, the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048 under the Purchase Agreement.

On June 25, 2008, the Company and the Investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock pursuant to the Amendment to Stock and Notes Purchase Agreement dated on April 29, 2008. The Company and the investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock and repaid the First Note in full. At the Rescission and Subscription Closing, the Company issued to the Investors, 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.

The Company issued 3,278,259 shares of its Common Stock to one of the Company’s shareholders who paid $4,032,258 to the Company during 2008. This purchase was part of an investment agreement by the shareholder entered into in November 2007 to purchase the shares at $1.23 per share.

On April 20, 2009, the Company entered into a Stock Purchase Agreement with an accredited private investor. Pursuant to the agreement, the Company issued approximately 2.4 million shares, with a one-year lock-up period not to sell, for an aggregate of $2 million, or $0.85 per share.

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

Common Welfare Fund

The common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company did not participate in this voluntary fund.

22. CONTINGENCIES

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

23. COMMITMENTS

Zhonggang Binhai 7-Megawatt Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, a world-class nickel-alloy manufacturing joint venture between China Zhonggang Group and Shanghai Baoshan Steel Group.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project will be approximately $7.8 million (RMB 55 million). Construction on the project started in March of 2009, but the Company did not incur any material expenses on the project in 2009. The Company originally expected the completion of the project within eleven months from the construction commencing date.  The construction was delayed, however, due to the delay in installation of a furnace cove by Zhonggang. The construction was resumed in February of 2010; the Company expects the project to be completed in the beginning of 2011. Zhonggang agrees to purchase all the electricity and steam to be generated from the system for a term of 9 years, at a pre-agreed price. Zhonggang also agrees to guarantee the minimal working hours of supplying heat (6,800 hours per year) and the minimum monthly payment of electricity and steam fees, which is  no less than $365,000 (RMB 2.5 million) per month, By the end of the term, the system shall be transferred to Zhonggang at a nominal price of RMB 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as of December 31, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, as of December 31, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the Evaluation Date, pursuant to Exchange Act Rule 13(a). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. While management concluded that no material weaknesses existed as of December 31, 2009, management determined that there were deficiencies related to (i) the need for additional financial personnel with experience with U.S. public company reporting and US GAAP and (ii) the need for improved internal communications. During 2009 and with the assistance of its consultant, the Company underwent internal testing and improvements related to its internal control over financial reporting. In 2009, the Company retained Deloitte as a consultant to assist as in making improvements to the quality of our controls and procedures. We intend to continue to engage Deloitte, or a similar consultant, in 2010 to assist with our improvement of internal control over financial reporting, including the training and education of our accounting staff.

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

Changes in internal control over financial reporting

Other than the internal testing and continued training discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

The information required by Part III of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the Company’s Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors and executive officers required by this Item will be set forth under the captions “Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in the Company’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About Our Board of Directors and Corporate Governance” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be set forth in the Company’s definitive Proxy Statement under the caption “Information about Our Independent Registered Public Accounting Firm” and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.
(iii)	Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and December 31, 2008.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008.
(vi)	Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 16, 2010	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board of Directors and Chief Executive Officer

Date: March 16, 2010	By:	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

Each person whose signature appears below constitutes and appoints Guohua Ku and Xinyu Peng as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief
Guohua Ku	Executive Officer

/s/ Nicholas Shao	Director
Nicholas Shao

/s/ Lanwei Li	Director and Vice President and Director of
Lanwei Li	Business

/s/ Dr. Robert Chanson	Director
Dr. Robert Chanson

/s/ Timothy Driscoll	Director
Timothy Driscoll

/s/ Julian Ha	Director
Julian Ha

/s/ Sean Shao	Director
Sean Shao

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

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

10.3
TRT Joint Operation Agreement between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd. dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2007)

10.4
Share exchange agreement between Hanqiao Zheng and Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”) signed on February 22, 2007 and consummated on June 21, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 22, 2007)

10.5
Share exchange agreement between Guohua Ku and a group of individual purchasers all of whom are shareholders of Xi’an Yingfeng Science and Technology Co. Ltd (“Yingfeng”) dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.6	Share purchase agreement between Guohua Ku and Hanqiao Zheng dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2007).

10.7	Assets Transfer and Share Issuance Agreement between Company and Hanqiao Zheng on November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

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

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2008). *

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement with Great Essential Investment, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement with Great Essential Investment, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22
Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23
Form of 8% Secured Convertible Promissory Note issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24
Form of Amended and Restated 5% Secured Convertible Promissory Note issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.25
Amended and Restated Registration Rights Agreement between the Company and, among others, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26
Joint Operation Agreement between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.27	Supplementary Agreement between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd. †

10.28
Loan Agreement between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Loan Agreement between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. †

10.30	Non-Promissory Short-Term Revolving Financing Agreement between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd. †

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010) *

10.32	Employment Agreement between the Company and Guohua Ku . (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

10.33	Employment Agreement between the Company and Xinyu Peng . (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Current Report on Form 8-K dated November 16, 2007).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided under the Citi Agreement is RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH Energy Technology Co., Ltd , an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

Citi has the discretion to accelerate maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the single monthly income amount for Xi’an TCH and Erdos TCH is less than the 70% of the expected income amount of that month. As of December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement.