Form 10-Q
period 2010-03-31
CHINA RECYCLING ENERGY CORP
filed 2010-05-12
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Xi’an City, Shaanxi Province, China
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: + 86-29-8769-1097

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of April 29, 2010 was 38,778,035.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$3,235,601	$1,111,943
Restricted cash	1,728,023	1,461,659
Investment in sales type leases, net	4,949,918	4,396,395
Interest receivable on sales type leases	710,200	437,626
Prepaid expenses	228,496	445,458
Other receivables	2,528,919	1,524,949

Total current assets	13,381,157	9,378,030

NON-CURRENT ASSETS
Investment in sales type leases, net	56,772,918	48,147,738
Property and equipment, net	178,575	97,311
Construction in progress	30,606,234	34,858,845

Total non-current assets	87,557,727	83,103,894

TOTAL ASSETS	$100,938,884	$92,481,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,309,895	$3,583,219
Notes payable - bank acceptances	2,094,253	1,461,659
Interest payable	385,152	-
Taxes payable	911,241	681,707
Accrued liabilities and other payables	2,607,567	2,603,016
Advance from related parties, net	1,722,288	651,255
Deferred tax liability-current	91,358	148,193

Total current liabilities	13,121,754	9,129,049

NONCURRENT LIABILITIES
Deferred tax liabilities	3,364,626	2,762,115
Convertible notes, net of discount due to beneficial conversion feature	6,051,899	8,000,000
Accrued interest on convertible notes	475,524	353,024
Loan payable	25,577,546	25,570,429

Total noncurrent liabilities	35,469,595	36,685,568

Total liabilities	48,591,349	45,814,617

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,778,035 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	38,779	38,779
Additional paid in capital	41,455,703	38,319,163
Statutory reserve	3,095,223	2,497,724
Accumulated other comprehensive income	3,667,572	3,709,490
Retained earnings	3,079,374	1,485,914

Total Company stockholders’ equity	51,336,651	46,051,070

Noncontrolling interest	1,010,884	616,237

Total equity	52,347,535	46,667,307

TOTAL LIABILITIES AND EQUITY	$100,938,884	$92,481,924

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenue
Sales of systems	$10,125,436	$-
Rental income	-	4,322,893

Total revenue	10,125,436	4,322,893

Cost of sales
Cost of systems	7,798,245	-
Rental expense	-	3,021,673

Total cost of sales	7,798,245	3,021,673

Gross profit	2,327,191	1,301,220

Interest income on sales-type leases	3,094,568	1,198,531

Total operating income	5,421,759	2,499,751

Operating expenses
General and administrative expenses	1,359,697	795,438

Total operating expenses	1,359,697	795,438

Income from operations	4,062,062	1,704,313

Non-operating income (expenses)
Interest income	59,139	5,013
Interest expense	(567,474)	(63,232)
Other income	70,925	-
Other expense	(555)	-
Financial Expense	(1,931)	(2,094)

Total non-operating expenses, net	(439,896)	(60,313)

Income before income tax	3,622,166	1,644,000

Income tax expense	1,036,766	568,111

Income from operations	2,585,400	1,075,889

Less: Income attributable to noncontrolling interest	394,441	40

Net income attributable to China Recycling Energy Corp	2,190,959	1,075,849

Other comprehensive item
Foreign currency translation loss attributable to China Recycle Energy Corp.	(41,918)	(29,895)

Comprehensive income attributable to China Recycle Energy Corp.	$2,149,041	$1,045,954

Comprehensive income attributable to noncontrolling interest	$396,986	$-

Basic weighted average shares outstanding	38,778,035	36,425,094
Diluted weighted average shares outstanding **	48,973,914	46,760,632

Basic net earnings per share	$0.06	$0.03
Diluted net earnings per share *	$0.05	$0.02

*    Interest expense on convertible notes are added back to net income for the computation of diluted EPS.
**  Diluted weighted average shares outstanding includes estimated shares issuable upon conversion of the Second Note issued on April 29, 2008 with conversion price that is tied to audited 2009 after-tax profits.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$2,585,400	$1,075,889
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	10,648	7,348
Amortization of discount related to conversion feature of convertible note	444,998	-
Stock options and warrants expense	743,400	389,376
Accrued interest on convertible notes	122,500	63,013
Changes in deferred tax	544,818	673,097
(Increase) decrease in current assets:
Interest receivable on sales type lease	(258,908)	211,913
Advance to supplier and prepaid expenses	217,066	2,799,495
Other receivables	(1,016,977)	(19,053)
Increase (decrease) in current liabilities:
Accounts payable	1,725,527	(1,960)
Taxes payable	229,324	(819,994)
Interest payable	385,118	-
Accrued liabilities and other payables	(178,852)	55,144

Net cash provided by operating activities	5,554,062	4,434,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross investment in sales type leases	(1,993,833)	-
Restricted cash	(265,933)	-
Acquisition of property & equipment	(91,879)	(1,843)
Construction in progress	(2,907,500)	(1,462,908)

Net cash used in investing activities	(5,259,145)	(1,464,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable - bank acceptances	632,132	-
Advance from related party	1,198,651	-

Net cash provided by financing activities	1,830,783	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(2,042)	(24,103)

NET INCREASE IN CASH & CASH EQUIVALENTS	2,123,658	2,945,414

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,111,943	7,267,344

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,235,601	$10,212,758

Supplemental Cash flow data:
Income tax paid	$341,200	$732,561
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (“Project”) to design, construct, install and operate a TRT system for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This Project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various investments and properties into the Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests.

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

On June 29, 2009, construction of the CHPG in Jin Yang was completed at a cost of approximately $7,318,000 (RMB 50,000,000) and put into operation. Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term. Shengwei has the right to purchase the CHPG systems for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the CHPG. Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos ‘ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital was $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos.  At April 15, 2010, total registered capital was raised up to $17.55 million (RMB120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH  and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90%. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principle) and Chinese GAAP with regards to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. The Phase I includes two 9MW units for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation projects. Erdos TCH leased the two 9 MW units to Erdos and will be responsible for the operation and maintenance of the units. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation unit. In addition Erdos will pay the actual amount if the actual sale of the electricity generated by each unit is more than $0.22 million (RMB 1.5 million) monthly. Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.72 million) per year. After 20 years, the units will be transferred to Erdos without charge.  In March of 2010, the Company completed the second 9MW capacity power station and put it into operation.

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

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of 18 MW capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The Contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the Contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH energy-saving service fee described above or up to 10.80 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the Contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and  Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 80% owned Joint Venture Erdos TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2010 and December 31, 2009, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type leasing and related revenue recognition

We construct and then lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of each lease.  Our investment in these projects is recorded as investment in sales-type leases in accordance with SFAS No. 13, “Accounting for Leases” (codified in FASB ASC Topic 840) and its various amendments and interpretations. We finance our manufacture and construction of the waste energy recycling power generating projects and we finance our customers for the price of the projects.  The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease.

Operating Lease

During 2008, we leased two energy recycling power generation equipment systems which were then subleased to two sublessees under one-year, non-cancellable leases with the rents paid in full.  The leases and the subleases were not renewed when they expired in April 2009.  These transactions were accounted for as operating leases.  In an operating lease revenue is recognized as payments are received; the initial direct costs were deferred and amortized over the lease term on a straight-line basis, thus matching them against rental revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2010 and December 31, 2009, the Company had an accounts receivable allowance of $0.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2010 and December 31, 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease,

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income for basic weighted average shares	$2,190,959	$1,075,849
Interest expense on convertible notes (1)	122,500	63,013
Net income for diluted weighted average shares	2,313,459	1,138,862

Weighted average shares outstanding - basic	38,778,035	36,425,094
Effect of dilutive securities:
Convertible notes (2)	7,625,969	10,335,538
Options granted	2,437,175	-

Warrants granted	132,735	-

Weighted average shares outstanding - diluted	48,973,914	46,760,632

Earnings per share – basic	$0.06	$0.03
Earnings per share – diluted	$0.05	$0.02

(1)	Interest expense on convertible note was added back to net income for the computation of diluted earnings per share.
(2)
Diluted weighted average shares outstanding includes shares estimated upon conversion of the Second Note issued on April 29, 2008 with conversion price that is tied with 2009 audited after-tax profit (See note 15).

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively; and CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, and power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Total future minimum lease payments receivables	$148,342,227	$143,876,773
Less: unearned interest income	(86,619,391)	(91,332,640)
Net investment in sales - type leases	61,722,836	52,544,133

Current portion	(4,949,918)	(4,396,395)
Noncurrent portion	$56,772,918	$48,147,738

As of March 31, 2010, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

Years ending March 31,
2011	$17,914,032
2012	17,242,829
2013	15,997,968
2014	15,218,122
2015	10,319,375
Thereafter	71,649,901
$148,342,227

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash at March 31, 2010 and December 31, 2009 represented $1,728,023 and $1,461,659, respectively, held in the bank as collateral for the issue of bank acceptances.  The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. At March 31, 2010 and December 31, 2009, the Company had bank acceptance of $2,094,253 and $1,461,659, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for interest, supplies, office rental, parking space, insurance and legal fees.

6. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

From third party and short term advance to employees	$249,619	$184,355
Deductible VAT	2,279,300	1,340,594
	$2,528,919	$1,524,949

Deductible VAT represented 17% VAT incurred on the cost of construction of Erdos TCH project which will be used to offset future VAT payable.

7. CONSTRUCTION IN PROGRESS

 ”Construction in progress” represented the amount paid for constructing power generation systems.  March 31, 2010 and December 31, 2009, the construction in progress was $30.61 million and $34.86 million, respectively. During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation. At March 31, 2009, the Company paid approximately $28.68 million for Phase II and Phase III of Erdos TCH power generation system projects, and approximately $1.93 million for Zhongbao Binhai 7MW Capacity Electricity Generation Project (see note 22).

8. TAX PAYABLE

“Tax payable” consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Income tax payable	$753,197	$598,327
Business tax payable	75,114	74,286
Other taxes payable	82,930	9,094
	$911,241	$681,707

9. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Employee training, labor union expenditure and social insurance payable	$237,711	$421,824
Consulting and legal expenses	371,544	371,544
Payable to Yingfeng	1,678,839	1,678,372
Total other payables	2,288,094	2,471,740
Accrued payroll and welfare	249,223	243,826
Accrued maintenance expense	70,250	70,230
Total	$2,607,567	$2,785,796

“Consulting and legal expenses” was the expenses paid by a third party for the Company and will be repaid by the Company.  ”Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand.

10. ADVANCE FROM RELATED PARTY, NET

At March 31, 2010, “Advance from related party” was $1,722,288 representing $1,391,676 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH, $300,000 short term advance from a third party for paying certain company’s expense incurred in US, and $30,612 payment by Company’s management for paying certain operating expenses on behalf of the Company. At December 31, 2009, there was $468,475 advance from related party; this represents $483,290 from Erdos as an advance for the capital need of Erdos TCH, reduced by $14,815 which was reimbursed to the Company’s management for them paying certain operating expenses on behalf of the Company.

11. NONCONTROLLING INTEREST

“Non-controlling interest” represents the 20% equity interest of the outside shareholder in Huaxin prior to August of 2009.  The Company acquired the remaining 20% equity interest in Huaxin from this shareholder in August of 2009 for $110,000.

As of March 31, 2010, total registered capital of Erdos JV is RMB 80,000,000 ($11.71 million), of which, RMB 78,200,000 ($11.45 million) was injected from Xi’an TCH, and RMB 1,800,000 ($0.26 million) was injected from Erdos.

Erdos TCH engages in business similar to that of Xi’an TCH.  Huaxin mostly does design, research and development and consulting work.  The minority share of the income was $394,441 and $40 for the three months ended March 31, 2010 and 2009, respectively.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the three months ended March 31, 2010:

Net Revenue	$579,630
Cost of Revenue	(355,338)
Gross Profit	224,292
Operating expenses	1,398
Income from operations	222,894
Non-operating income	569

Income tax expense	(55,866)
Net Income	$167,597

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$167,597
Revenue per sales-type lease	9,545,806
Cost of revenue	(7,442,907)
Interest income	298,446
Income before income tax	2,568,942
Deferred income tax expense	(596,739)
Net income per US GAAP	$1,972,203

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at March 31, 2010:

Assets
Cash and Cash equivalents	$2,024,684
Other current assets	268,365
Property and equipment	17,930,789
Construction in process	28,681,272
Total Assets	$48,905,110
Liability
Account payable	$4,695,662
Other current liabilities	2,025,323
Long term loan	30,306,315
Total liabilities	37,027,300
Equity
Paid in capital	11,713,717
Other comprehensive income	5,671
Retained earnings	158,422
Total stockholders’ equity	11,877,810
Total liabilities and stockholders’ equity	$48,905,110

12. DEFERRED TAX

Deferred tax asset arose from the accrued maintenance cost on power generation machines that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of March 31, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009

Deferred tax asset — noncurrent	$24,665	$24,658
Deferred tax liability — noncurrent	(3,389,291)	(2,786,773)
Deferred tax liability, net of deferred tax asset - noncurrent	(3,364,626)	(2,762,115)
Deferred tax liability — current	$91,358	$148,193

13. INCOME TAX

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a maximum rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Under the new Chinese tax law the tax treatment of finance and sales-type leases is similar to US GAAP.  However, the local tax bureau continues to treat the sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2010 and 2009 are 22% and 20%, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong and Erdos TCH file separate income tax returns.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $2,879,000 at March 31, 2010 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

            Foreign pretax earnings approximated $5,230,000 and $2,217,000 for the three months ended March 31, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At March 31, 2010, $20,205,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $4,651,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009, respectively:

	2010	2009

US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(13.0)%	(9)%
Effect of tax holiday	(7.2)%	-%
Effect of tax on loss on nontaxable jurisdiction	-%	0.04%
Non-tax deductible expense - beneficial conversion feature	4.2%	-%
Other	(0.4)%	-%
Valuation allowance on US NOL	11.0%	9.52%
Tax per financial statements	28.6%	34.56%

14. LOAN PAYABLE – COLLECTIVE CAPITAL TRUST PLAN

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. (“Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (“Plan”). Under the Plan, Beijing Trust raised RMB 181,880,000 ($26.75 million) through sale of 181,880,000 trust units at RMB 1 per unit. All amounts raised under the Plan are loaned to Erdos TCH in connection with its waste heat power generation projects Phase II and Phase III construction and operation.

The Plan included 145,500,000 category A preferred trust units ($21.4 million), consisting of category A1 preferred trust 12,450,000 units ($1.8 million), category A2 preferred trust 15,000,000 units ($2.2 million), category A3 preferred trust 118,050,000 units ($17.4 million); and 36,380,000 category B secondary trust units ($5.35 million), consisting of category B1 secondary trust 9,100,000 units ($1.34 million) and category B2 secondary trust 27,280,000 units ($4.01 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

Erdos TCH provides a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku (the Company’s CEO) also provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional RMB 25,000,000 ($3.68 million) was raised to support the Company’s Erdos Power Generation Projects. The Company sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($ 2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi’an TCH.

In addition to the above, if the financial index reflected on the Borrower’s audited financial reports for the fiscal year prior to the expiration of the loan term meets certain thresholds, the Borrower shall pay the Lender (category B secondary trust purchaser) a sum of management stimulation profit.

In December 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.30 million), of which, 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units purchased by Xi’an TCH, the amount of $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in consolidation. The net long term loan payable under this trust plan was $25.58 million at March 31, 2010 and December 31, 2009.  Interest expense accrued on this trust loan was $385,152 and $0 at March 31, 2010 and December 31, 2009.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units sold at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million),  5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9,81 million) and 4,650,000 category B1 preferred trust units ($0,68 million), 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed all its trust plan raising work.

15. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

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

The Second Note bears interest at 5% and matures April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, converts, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the year ending December 31, 2009, as described in the Second Note. As more fully described in the Second Note, the obligations of the Company under the Second Note are senior to all other debt of the Company.

The Second Note and the Option Note are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have a beneficial conversion feature prior to the year ended December 31, 2009 because the conversion price and convertible shares were contingent upon 2009 audited net profits. This note is considered to have beneficial conversion feature from January 1, 2010 because the conversion price for this note was $1.29 based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. Accordingly, the beneficial conversion feature of $2,286,822 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of March 31, 2010.

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

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with a maturity of April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.  The conversion feature of this note is not beneficial to the holder as the stock price on April 29, 2009 was $0.47.

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.29 based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. Accordingly, the beneficial conversion feature of $2,286,822 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of March 31, 2010.  During the quarter ended March 31, 2010, the Company amortized $444,998 from unamortized BCF.

On April 29, 2009, the Company also agreed with the Investors to amend and restate the Registration Rights Agreement for the convertible notes to amend the rights for demand registration by the Investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), effective October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided under the Citi Agreement is RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH Energy Technology Co., Ltd, an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

Citi has the discretion to accelerate maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month. As of March 31, 2010 and December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement.

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

On November 9 and 11, 2009, the Company and three optionees agreed to cancel vested but unexercised options for 87,000 vested but not exercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock with an exercise price of $2.35 per share. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date fair value of options was $518,513.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	0.95	3.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	3,000,000	$0.95	3.37

On October 30, 2009, the Company granted stock options to acquire 130,000 shares of the Company’s common stock, par value $0.001, at $1.85 per share to 3 independent directors. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

On January 20, 2010, the Company granted stock options to acquire 40,000 shares of the Company’s common stock, par value $0.001, at $4.68 per share to another independent director. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $142,085.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	$1.85	4.83
Granted	40,000	4.68	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	170,000	$2.52	4.64

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time and from time to time from and after July 1, 2010 (the “Vesting Date”) and prior to October 1, 2014 (the “Expiration Date”). The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.  The grant date fair value of the warrants was approximately $272,000.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	$1.50	4.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	200,000	$1.50	4.50

The Company recorded $743,400 and $389,376 compensation expense for stock options and warrants during the three months ended March 31, 2010 and 2009, respectively. There were no options exercised during the three months ended March 31, 2010.

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

20. COMMITMENTS

Zhonggang Binhai 7MW Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a world-class nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, the Company will install a 7-Megawatt capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year. The project will generate 7-megawatt capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project will be approximately $7.8 million (RMB 55 million). Construction on the project started in March of 2009, but the Company did not incur any material expenses on the project in 2009. The Company originally expected the completion of the project within eleven months from the construction commencing date.  The construction was delayed, however, due to the delay in installation of a furnace cove by Zhonggang. The construction was resumed in February of 2010; the Company paid approximately $1.93 million as construction in progress for this project as of March 31, 2010, the Company expects the project to be completed in the beginning of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the system for a term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH. By the end of the term, the system shall be transferred to Zhonggang at RMB 1.

Erdos Phase II and III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW , and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.72 million) per year.  After 20 years, the units will be transferred to Erdos without any charge.

In December 2009, Beijing Trust formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan to raise up to total of RMB 300 million ($ 44.1 million) of capital to loan to Erdos TCH to support the construction of the Erdos projects. At April 15, 2010, the Company announced the completion of the Trust Plan fund raising. During the first quarter of 2010, Erdos power generation system Phase I project has been completed and put into operation while the projects of Erdos Phase II and Phase III are under construction. At March 31, 2010, the Company has paid $28.68 million for Phase II and Phase III.  The Company currently expects to complete Phase II and Phase III in 2010.

21.  SUBSEQUENT EVENTS

On April 14, 2010, Xi’an TCH and Erdos Metallurgy increased the total registered capital of Erdos TCH up to $17.55 million (RMB120 million), $16.37 million (RMB 112 million) contributed by Xi’an TCH and $1.18 million (RMB 8 million) from Erdos Metallurgy.

On April 15, 2010, Beijing Trust completed the second expansion of its Trust Plan for Erdos projects. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units sold at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million),  5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9,81 million) and 4,650,000 category B1 preferred trust units ($0,68 million), 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed all its Trust Plan’s raising work.

On May 5, 2010, the Company announced a banking loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a special loan designed for energy saving and emission reduction projects (the “Loan Agreement”) whereby the Lender has agreed to loan RMB 30,000,000 (approximately $4,411,765) to Xi’an TCH for a term of three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used on payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $441,176) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku, Chief Executive Officer and Chairman of the Board of the Company.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement dated as of June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Sifang Holdings.

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

In December 2006, we began to engage in business activities in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products.

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s 80% owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, with registered capital of $7.2 million.  Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April 2009.  Huahong was registered in February 13, 2009.

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a Chinese company that is located in Xi’an, Shaanxi Province, China, which is engaged in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.  Due to Yingfeng’s lack of capital in pursuing this project alone, Yingfeng sought Shanghai TCH’s cooperation.  On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

On April 14, 2009, the Company incorporated a joint venture (“JV”) between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos ‘s metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years.  Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

Our Projects

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leases them to Xingtai for a term of 5 years, from January 25, 2007 to January 25, 2012.  During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of RMB 0.9 million ($0.13 million) for usage of the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH will transfer the title of the systems to Xingtai free of charge.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”),on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for a term of 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of RMB 1.1 million ($0.16 million). After the term is over and all due rents are paid off, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of approximately $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

Binhai Project

In September 2008, we signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a world-class nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, we will install a 7MW electricity-generation system, which will reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project is $7.8 million (RMB 55 million). Construction and preparation on the project began in March of 2009, but we did not incur any material expenses for the project in 2009 due to a delay in the installation of furnace cove by Zhonggang. Construction resumed in February 2010, and we now expect the project to be completed in first quarter of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the project for the term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH.  At the end of the term, the waste energy recycling system will be transferred to Zhongbao at a nominal price of RMB 1.

Erdos Phase I Project

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos's metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the initial registered capital of the JV was $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’an TCH injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of March 31, 2010, total registered capital was $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos.  At April 15, 2010, total registered capital was raised up to $17.55 million (RMB120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH  and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of it for operation,  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and will be responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.72 million) per year. After 20 years, the units will be transferred to Erdos without any charge.

Shengwei Group – Jinyang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jin Yang was completed at a cost of approximately $7,318,000 (RMB 50,000,000) and put into operation.  Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term.  Shengwei has the right to purchase the ownership of the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period.  Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  These contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the contracts, Shenmu will pay us an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.80 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of presentation

These accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its JV, Sifang Holdings, Shanghai TCH, and Shanghai TCH’s subsidiaries Xi’an TCH, Huaxin and Huahong. Xi’an TCH, Huaxin and Huahong engage in the same business as Shanghai TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and revenues. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over estimated lives as follows:

Building	20 years
Vehicle	2 - 5 years
Office and Other Equipment	2 - 5 years
Software	2 - 3 years

Revenue Recognition

Sales-type leasing and related revenue recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company usually transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease.  Investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the waste energy recycling power generating projects and finances its customers for the price of the projects.  The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease.

Operating Lease

During 2008, The Company leased two energy recycling power generation equipment systems which were then subleased to two different parties under one-year, non-cancellable leases with the rents paid in full.  The leases and the subleases were not renewed when they expired in April 2009.  These transactions were accounted for as operating leases.  In an operating lease revenue is recognized as payments are received; the initial direct costs were deferred and amortized over the lease term on a straight-line basis, thus matching them against rental revenue.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.   The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ending June 30, 2009.

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

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010			2009
	$	% of Sales		$	% of Sales

Sales	$10,125,436	100%		$4,322,893	100%
Sales of Products	10,125,436	100%		-	-
Rental income	-	-		4,322,893	100%
Cost of sales	(7,798,245)	77%		(3,021,673)	70%
Cost of products	(7,798,245)	77%		-	-
Rental expense	-	-		(3,021,673)	70%
Gross profit	2,327,191	23%		1,301,220	30%
Interest income on sales-type lease	3,094,568	31%		1,198,531	28%
Total operating income	5,421,759	54%		2,499,751	58%
Total Operating expenses	(1,359,697)	14%		(795,438)	18%
Income from operations	4,062,062	40%		1,704,313	39%
Total non-operating income (expenses)	(439,896)	(4)%		(60,313)	(1.4)%
Income before income tax	3,622,166	36%		1,644,000	38%
Income tax expense	1,036,766	10%		568,111	13%
Net income attributable to noncontrolling interest	(394,441)	(4	) %	(40)	-
Net income	$2,190,959	22%		$1,075,849	25%

SALES. Net sales for the first quarter of 2010 were $10.13 million while our net sales for the first quarter of 2009 were $4.32 million, an increase in revenues of $5.80 million. The increase was due to the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in March of 2010, which included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009. While in the same quarter of 2009, we recorded rental income of $4.32 million from our operating lease of two power generating systems, which were not renewed when they expired in April 2009 . For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leasing is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the first quarter of 2010 was $7.80 million while our cost of sales for the comparable period in 2009 was $3.02 million, an increase of $4.78 million. Our cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project. For the first quarter of 2009, the cost of sales was for the operating lease as we leased two power generating systems under one-year, non-cancellable leases since April of 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $2.33 million for the first quarter of 2010 compared to $1.30 million for the comparable period in 2009, representing a gross margin of 23% and 30% for the first quarters of 2010 and 2009, respectively. The gross profit was mainly from the selling of the Erdos Phase I second 9MW capacity power station in the first quarter of 2010, while in the first quarter of 2009, it was mainly for the operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008.

OPERATING INCOME. Operating income was $5.42 million for the first quarter of 2010 while our operating income for the comparable period in 2009 was $2.50 million, an increase of $2.92 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing. Interest income on sales-type leasing for the first quarter of 2010 was $3.09 million, $1.89 million increase from $1.20 million for the comparable period in 2009, this increase was mainly due to increased interest income from energy saving systems that were sold and put into operation since April of 2009.  During the first quarter of 2010, the interest income was based on seven systems: two TRT systems,  two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project. During the first quarter of 2009, the interest income was derived from our two TRT systems and one CHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.36 million for the first quarter of 2010 compared to $0.80 million for the comparable period in 2009, an increase of $0.56 million or 71%. The increase was due to proportional increases in our payroll, traveling and marketing expenses as a result of our increased sales and expansion of our business; in addition, we recorded $743,400 compensation expense for stock options and warrants during the three months ended March 31, 2010, compared to $389,376 for the same period in 2009.

NET INCOME. Our net income for the first quarter of 2010 was $2.19 million compared to $1.08 million for the comparable period in 2009, an increase of $1.11 million. This increase in net income was mainly due to the sales of the second 9MW capacity power station of Erdos Phase I project and additional interest income for energy saving systems that were sold and put into operation after April of 2009.  In addition, we recorded $445,000 interest expense related to beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied with 2009 audited net profit for the first quarter of 2010 compared to no similar non-operating expense for the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 2010 and 2009

As of March 31, 2010, the Company had cash and cash equivalents of $3.24 million, other current assets were $10.14 million and current liabilities were $13.12 million.  Working capital was $0.26 million. The debt-to-equity ratio was 0.93:1 at March 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$5,554,062	$4,434,268
Investing Activities	(5,259,145)	(1,464,751)
Financing Activities	1,830,783	-

Net cash flow provided by operating activities was $5.55 million during the first quarter of 2010, as compared to $4.43 million provided in the comparable period of 2009. The increase in net cash inflow was mainly due to the increase in net income as well as increase in account payable and tax payable.

Net cash flow used in investing activities was $5.26 million in the first quarter of 2010, compared to $1.46 million used in the comparable period of 2009. The increase of net cash flow used in investing activities was mainly due to our gross investment receivable of $1.99 million for the second 9MW capacity power station of Erdos Phase-I recycling waste heat power generating system, and $2.91 million payment for construction in progress of Erdos Phase II and III projects and Zhongbao Binhai project, as well as restricted cash of $0.26 million to the bank as collateral for the bank acceptance.

Net cash flow provided by financing activities was $1.83 million for the quarter ended March 31, 2010 compared to net cash provided by financing activities of $0 for the comparable period in 2009. The increase was mainly due to the quick advance from related parties for $1.2 million for paying certain operating expenses of Erdos project and $0.63 million from bank acceptance.

We believe we have sufficient cash to continue our current business through March, 2011 due to stable recurring receipts from sales type leases. As of March 31, 2010, we have two TRT systems, two CHPG systems, one WGPG system and two recycling waste heat power generating systems, currently generating net cash flow. In addition, we may have access to a revolving line of credit and other forms of bank loans in case of instant need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2010.

We do not believe that inflation has had a significant negative impact on our results of operations during 2010.

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

Contractual Obligations

Convertible Notes Payable

On April 29, 2008, we issued and sold to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. a 5% Secured Convertible Promissory Note of $5,000,000.  The terms for the Note were amended and restated on April 29, 2009.

 This note bears interest at 5% and matures on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  Based on our after-tax profits in 2009, the initial conversion price is $1.29 per share, and this note was convertible in full into 3,875,969 shares of our common stock as of March 31, 2010.

The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement. The note is not considered to have an embedded beneficial conversion feature because the conversion price and convertible shares are contingent upon future net profits.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with maturity on April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of March 31, 2010. These shares rank pari-passu with those convertible under the 5% Secured Convertible Promissory Note.

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $2,094,253 at March 31, 2010, which was collateralized by depositing the same amount of cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

Loan Payable – Collective Capital Trust Plan

On December 3, 2009, Beijing International Trust Co., Ltd. (“Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (“Plan”). Under the Plan, Beijing Trust raised RMB 181,880,000 (US$ 26.75 million) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan were loaned to Erdos TCH in connection with its waste heat power generation projects Phase II and Phase III construction and operation, pursuant to the Capital Trust Loan Agreement entered into by Erdos TCH Energy Saving Development Co., Ltd and Beijing Trust dated November 19, 2009.

The Plan included 145,500,000 category A preferred trust units ($ 21.4 million), consisting of category A1 preferred trust 12,450,000 units (US$ 1.8 million), category A2 preferred trust 15,000,000 units (US$ 2.2 million), category A3 preferred trust 118,050,000 units (US$ 17.4 million); and 36,380,000 category B secondary trust units (US$ 5.35 million), consisting of category B1 secondary trust 9,100,000 units (US$ 1.34 million) and category B2 secondary trust 27,280,000 units (US$ 4.01 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

Erdos TCH gave a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku, our CEO, also gave unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority stockholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional RMB 25,000,000 (US$3.68 million) was raised by Beijing Trust to support the Company’s Erdos Power Generation Projects. Beijing Trust sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units (US$ 2.94 million) and 5,000,000 category B2 secondary trust units (US$ 0.74 million). The B2 units were purchased by Xi’an TCH.

Besides the base interest rate, Erdos TCH must share the benefits of the Clean Development Mechanism (“CDM”) under the Kyoto Protocol equally with Beijing Trust during the term of the loan, as well as to pay a management incentive benefit to be calculated by a formula tied to Erdos TCH’s net profit and average registered capital of the fiscal year prior to the maturity date of the loan. Under the formula the management incentive benefit is paid at the end of year four and can range between 0% and 100% of the net profit of Erdos TCH in the fiscal year prior to the maturity date of the loan depending upon the amount of average contributed capital of Erdos TCH at the time of measurement.

At December 31, 2009, Beijing Trust had sold 206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) was purchased by the management of Erdos TCH, 32,280,000 units purchased by Xi’an TCH for $4.7 million was considered as an investment by Xi’an TCH into Erdos TCH, accordingly, was eliminated in the consolidation. The net long term loan payable under this trust plan was $25.6 million at March 31, 2010.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units sold at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million),  5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9,81 million) and 4,650,000 category B1 preferred trust units ($0,68 million), 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed all its trust plan fund raising work.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided in the Citi Agreement is RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement are to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH and Guohua Ku, our Chairman of the Board and Chief Executive Officer.

Xi’an TCH and Erdos TCH agreed not to use the loan to pay for related party transactions without Citi’s permission.  Xi’an TCH and Erdos TCH also agreed to deposit their income from sales of products and services into their accounts with Citi with a combined average monthly income amount of  no less than RMB 5 million ($0.73 million).   Xi’an TCH and Erdos TCH may not draw on the Citi Agreement until the monthly income amount reaches 80% of expected income amount, as set forth in the Citi Agreement for that month.  Each loan of Xi’an TCH and Erdos TCH should be no more than 35% of the maximum financing limit. If the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month, Citi has the right to suspend, cancel or terminate the financing and accelerate the maturity date of any outstanding amount and request immediate reimbursement.  As of March 31, 2010  Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement

Commitments

Zhonggang Binhai 7MW Capacity Electricity Generation Project

 In September 2008, we signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a world-class nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, we will install a 7MW electricity-generation system, which will reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project is $7.8 million (RMB 55 million). Construction and preparation on the project began in March of 2009, but we did not incur any material expenses for the project in 2009 due to a delay in the installation of furnace cove by Zhonggang. Construction resumed in February 2010 and the Company paid $1.93 million as construction in progress for this project as of March 31, 2010. We now expect the project to be completed in first quarter of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the project for the term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH.  At the end of the term, the waste energy recycling system will be transferred to Zhongbao at a nominal price of RMB 1.

Erdos Phase II and III of Power Generation Projects

 In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may increase to 120MW , and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). We split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.72 million) per year.  After 20 years, the units will be transferred to Erdos without any charge.

 In December 2009, Beijing Trust formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan to raise up to total of RMB 300 million ($ 44.1 million) of capital to loan to Erdos TCH to support the construction of the Erdos projects. At April 15, 2010, the Company announced the completion of the Trust Plan fund raising. During the first quarter of 2010, Erdos power generation system Phase I project has been completed and put into operation while the projects of Erdos Phase II and Phase III are under construction. At March 31, 2009, the Company has paid $28.68 million for Phase II and Phase III.  The Company currently expects to complete Phase II and Phase III in 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: May 12, 2010	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: May 12, 2010	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.