Form 10-Q
period 2010-06-30
CHINA RECYCLING ENERGY CORP
filed 2010-08-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, as of June 30, 2010 was 38,778,035.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,089,700	$1,111,943
Restricted cash	1,671,354	1,461,659
Investment in sales type leases, net	5,861,246	4,396,395
Interest receivable on sales type leases	770,178	437,626
Prepaid expenses	167,310	445,458
Other receivables	206,819	184,355
VAT receivables - current	673,979	383,027

Total current assets	14,440,586	8,420,463

NON-CURRENT ASSETS
VAT receivables - noncurrent	1,617,203	957,567
Investment in sales type leases, net	77,210,405	48,147,738
Property and equipment, net	204,606	97,311
Construction in progress	46,136,422	34,858,845

Total non-current assets	125,168,636	84,061,461

TOTAL ASSETS	$139,609,222	$92,481,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,602,415	$3,583,219
Notes payable - bank acceptances	2,076,308	1,461,659
Interest payable	1,363,584	-
Taxes payable	1,100,159	681,707
Accrued liabilities and other payables	2,632,080	2,785,796
Advance from related parties, net	2,503,578	468,475
Convertible note, net of discount due to beneficial conversion feature	3,564,348	-
Accrued interest on short term convertible note	64,050	-
Deferred tax liability-current	71,833	148,193
Loan payable - current	1,325,304	-

Total current liabilities	20,303,659	9,129,049

NONCURRENT LIABILITIES
Deferred tax liability, net	4,695,937	2,762,115
Convertible notes	3,000,000	8,000,000
Accrued interest on long term convertible notes	285,335	353,024
Loans payable	40,222,944	25,570,429

Total noncurrent liabilities	48,204,216	36,685,568

Total liabilities	68,507,875	45,814,617

SHARES TO BE ISSUED	11,780,471	-

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
authorized, 38,778,035 shares
issued and outstanding as of June 30, 2010 and
December 31, 2009, respectively	38,779	38,779
Additional paid in capital	42,042,866	38,319,163
Statutory reserve	3,770,192	2,497,724
Accumulated other comprehensive income	4,053,438	3,709,490
Retained earnings	7,393,961	1,485,914

Total Company stockholders' equity	57,299,236	46,051,070

Noncontrolling interest	2,021,640	616,237

Total equity	59,320,876	46,667,307

TOTAL LIABILITIES AND EQUITY	$139,609,222	$92,481,924

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, (UNAUDITED)		THREE MONTHS ENDED JUNE 30, (UNAUDITED)
	2010	2009	2010	2009
Revenue
Sales of systems	$31,921,309	$9,513,077	$21,795,873	$9,513,077
Contingent rental income	742,638	-	742,638	-
Rental income from operating lease	-	5,946,892	-	1,623,999

Total revenue	32,663,947	15,459,969	22,538,511	11,137,076

Cost of sales
Cost of systems	24,600,160	7,317,751	16,801,915	7,317,751
Rental expense	-	4,148,572	-	1,126,899

Total cost of sales	24,600,160	11,466,323	16,801,915	8,444,650

Gross profit	8,063,787	3,993,646	5,736,596	2,692,426

Interest income on sales-type leases	6,418,263	2,333,472	3,323,695	1,134,941

Total operating income	14,482,050	6,327,118	9,060,291	3,827,367

Operating expenses
General and administrative expenses	2,746,173	1,355,741	1,386,476	560,303

Total operating expenses	2,746,173	1,355,741	1,386,476	560,303

Income from operations	11,735,877	4,971,377	7,673,815	3,267,064

Non-operating income (expenses)
Interest income	21,434	-	(37,705)	-
Interest expense	(1,188,449)	(433,768)	(737,075)	(375,549)
Other income	(3,568)	(5,153)	92,691	(3,059)

Total non-operating expenses, net	(1,170,583)	(438,921)	(682,089)	(378,608)

Income before income tax	10,565,294	4,532,456	6,991,726	2,888,456
Income tax expense (benefit)	2,898,043	225,151	1,861,277	(342,960)

Net income from operations	7,667,251	4,307,305	5,130,449	3,231,416
Less: Income (loss) attributable to noncontrolling interest	486,573	(3,158)	92,132	(3,198)

Net income attributable to China Recycling Energy Corp	7,180,678	4,310,463	5,038,317	3,234,614

Other comprehensive item
Foreign currency translation (gain) loss attributable to China Recycling Energy Corp	343,948	(1,092)	385,866	28,803

Comprehensive income attributable to China Recycling Energy Corp	$7,524,626	$4,309,371	$5,424,183	$3,263,417

Comprehensive income attributable to noncontrolling interest	$509,913	$-	$112,927	$-

Basic weighted average shares outstanding	38,778,035	37,348,071	38,778,035	38,260,905
Diluted weighted average shares outstanding *	48,886,504	43,511,301	48,754,609	44,600,370

Basic net earnings per share	$0.19	$0.12	$0.13	$0.08
Diluted net earnings per share *	$0.15	$0.10	$0.10	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$7,667,251	$4,307,305
Adjustments to reconcile income including noncontrolling
interest to net cash provided by operating activities:
Depreciation and amortization	25,323	15,018
Amortization of discount related to conversion feature of convertible note	880,466	-
Stock options and warrants	1,407,547	442,191
Accrued interest on convertible notes	(3,639)	167,342
Changes in deferred tax	1,832,221	123,438
(Increase) decrease in current assets:
Interest receivable on sales type lease	(258,972)	230,051
Prepaid expenses	279,184	3,899,203
VAT receivable and other receivables	(973,351)	(1,708)
Inventory	-	(299,355)
Increase (decrease) in current liabilities:
Accounts payable	(1,362,890)	2,055,791
Taxes payable	412,624	(1,041,599)
Interest payable	1,356,732	-
Accrued liabilities and other payables	(166,058)	(906,267)

Net cash provided by operating activities	11,096,438	8,991,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Gross investment in sales type leases	(6,122,391)	(8,988,974)
Restricted cash	(200,653)	-
Acquisition of property & equipment	(131,547)	(14,297)
Construction in progress	(18,201,622)	(766,900)

Net cash used in investing activities	(24,656,213)	(9,770,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance of common stock	-	2,000,000
Insurance of convertible notes	-	3,000,000
Cash contribution from noncontrolling interest	908,279	263,439
Proceeds from loans	15,757,780	2,927,101
Advance from (repayment to) related parties	850,408	(3,440)

Net cash provided by financing activities	17,516,467	8,187,100

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	21,065	(13,479)

NET INCREASE IN CASH & CASH EQUIVALENTS	3,977,757	7,394,860
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,111,943	7,267,344

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,089,700	$14,662,204

Supplemental Cash flow data:
Income tax paid	$945,165	$1,074,560
Interest paid	$201,635	$261,858

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On February 1, 2007, the Company’s subsidiary, Shanghai TCH, conditionally entered into two top gas recovery turbine systems (“TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”) which were approved and made effective by our Board of Directors on April 8, 2007. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity. Yingfeng is a joint stock company registered in Xi’an, Shaanxi Province, Peoples Republic of China (the “PRC”), and engages in designing, installing, and operating TRT systems and sales of other renewable energy products.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project ("TRT Project") which was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). This TRT Project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Zhangzhi in 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH provided various forms of investments and properties into this TRT Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under this Project Contract, including but not limited to the regular cash payments made by Zhangzhi and other property rights and interests. This project was completed and put into operation in February 2007.

Under another Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued another TRT project  to design, construct, install and operate a TRT Project for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This Project was initiated by a Contract to Design and Construct TRT Project (“Project Contract”) entered by Yingfeng and Xingtai on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various investments and properties into the Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under this Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. This project was completed and put into operation in August 2007.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As the result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat power generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  Total investment in these projects was $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Shengwei from the date the system was put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the system, and charges Shengwei a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

On June 29, 2009, construction of the CHPG in Jin Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation. Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term. Shengwei has the right to purchase the CHPG systems for $29,000 (RMB 200,000) at the end of the lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the CHPG. Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the CHPG systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital was $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos.  On April 14, 2010, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million).  The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

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

For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation unit. In addition Erdos will pay the actual amount if the sale of the electricity generated by each unit is more than $0.22 million (RMB 1.5 million) monthly.

Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.27 million) per year. After 20 years, the units will be transferred to Erdos without charge.  In March of 2010, the Company completed the second 9MW capacity power station and put it into operation. Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $922,000 (RMB 6.27 million) per year. After 20 years, the units will be transferred to Erdos without charge.

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

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The term of these contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH energy-saving service fee described above or up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project for the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the contracts.

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholder, who had previously paid that amount to Dong on behalf of the Company. These amounts are part of accounts payable and other payables respectively as at June 30, 2010.

After the successful transformation of the system,  Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay  Dong RMB 100,000, 000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At June 30, 2010, the Company recorded accounts payable of RMB 20,000,000 (approximately $2.94 million), and shares to be issued of $11.78 million in connection with this transaction.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at minimum RMB 1,900,000 per month (approximately $279,400) for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd, in which 90% of the investment will be from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2010 and December 31, 2009, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and then lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of each lease.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance our manufacture and construction of the waste energy recycling power generating projects and we finance our customers for the price of the projects.  The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of Value Added Tax.

Contingent Rental Income

The Company records income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period contingent rental income is earned.  Contingent rent is not part of minimum lease payments.

Operating Leases

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable allowance of $0.

The operations of the Company are located in the P.R.C.(the “People’s Republic of China”) Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2010 and December 31, 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Non-Controlling Interest

Effective January 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of income and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from investing and financing activities exclude the cost of purchasing the Biomass System of $16.93 million (RMB 115,000,000) and transfer from construction in progress of approximately $7.14 million for a system that was sold for the Erdos Phase I project.  Cash flows from operating activities includes conversion of trade accounts payable  to notes payable  of approximately $600,000 because the conversion of accounts payable to notes payable is merely an extension of credit terms by the vendors.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

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

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share for six and three months ended:

	Six Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income for common shares	$7,180,678	$4,310,463	$5,038,317	$3,234,614
Interest expense on convertible notes*	-	167,342	-	104,329
Net income for diluted shares	7,180,678	4,477,805	5,038,317	3,338,943

Weighted average shares outstanding - basic	38,778,035	37,348,071	38,778,035	38,260,905
Effect of dilutive securities:
Convertible notes**	7,625,969	6,163,230	7,596,154	6,339,465
Options granted	2,357,500	-	2,264,454	-

Warrants granted	125,000	-	115,966	-

Weighted average shares outstanding – diluted	48,886,504	43,511,301	48,754,609	44,600,370
Earnings (loss) per share – basic	$0.19	$0.12	$0.13	$0.08
Earnings (loss) per share – diluted	$0.15	$0.10	$0.10	$0.07

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

**
Diluted weighted average shares outstanding includes shares issuable upon conversion of the Second Note issued on April 29, 2008 for which conversion price is tied to 2009 audited after-tax profit (See note 15).

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Registration Rights Agreement

 The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies.”

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH has leased TRT systems to Xingtai and Zhangzhi with terms of five years and thirteen years, respectively; and CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BPG systems to Pucheng for fifteen years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Total future minimum lease payments receivables	$244,629,031	$150,847,917
Less: executory cost	(52,327,236)	(6,971,144)
Less: unearned interest income	(109,230,144)	(91,332,640)
Net investment in sales - type leases	83,071,651	52,544,133

Current portion	(5,861,246)	(4,396,395)
Noncurrent portion	$77,210,405	$48,147,738

As of June 30, 2010, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

Years ending June 30,
2011	$25,393,627
2012	24,275,658
2013	23,347,668
2014	21,491,687
2015	15,599,676
Thereafter	134,520,715
Total	244,629,031
Less: executory cost	(52,327,236)
$192,301,795

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash at June 30, 2010 and December 31, 2009 represented $1,671,354 and $1,461,659, respectively, held by the bank as collateral to issue bank acceptances.  The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. At June 30, 2010 and December 31, 2009, the Company had bank acceptances of $2,076,308 and $1,461,659, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for interest, supplies, office rental, parking space, insurance and legal fees.

6. VAT (VALUE ADDED TAX) RECEIVABLES

VAT receivable represented Input VAT the Company has paid in the purchase of the equipment used to construct the Erdos power generation projects.  The Input VAT could be used as a deduction from the VAT payables (Output VAT), which is taxed on the Company’s net revenue from generating electricity.  As of June 30, 2010 and December 31, 2009, the Company expected to collect VAT of approximately $674,000 and $383,000 within one year, and approximately $1,617,000 and $957,000 starting from year two till the end of the lease term, respectively, at an estimated amount of $383,000 per year.

7. CONSTRUCTION IN PROGRESS

 ”Construction in progress” represented the amount paid for constructing power generation systems.  During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation. At June 30, 2010, the Company paid approximately $44.17 million for Phase II and Phase III of Erdos TCH power generation system projects, and approximately $1.97 million for Zhongbao Binhai 7MW Capacity Electricity Generation Project (see note 21).

8. TAX PAYABLE

“Tax payable” consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$527,944	$598,327
Business tax payable	276,461	74,286
Other taxes payable	295,754	9,094
	$1,100,159	$681,707

9. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Employee training, labor union expenditure and social insurance payable	$238,950	$421,824
Consulting and legal expenses	371,544	371,544
Payable to Yingfeng	1,687,590	1,678,372
Total other payables	2,298,084	2,471,740
Accrued payroll and welfare	250,475	243,826
Accrued maintenance expense	70,616	70,230
Other	12,905	-
Total	$2,632,080	$2,785,796

“Consulting and legal expenses” were the expenses paid by a third party for the Company and will be repaid by the Company.   “Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand.

10. ADVANCE FROM RELATED PARTY, NET

At June 30, 2010, “Advance from related party” was $2,503,578 representing $1,295,852 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH; $1,178,047 short term advance from a shareholder to pay for conversion and retrofit of Pucheng Biomass Power Generation systems,;and a $29,679 payment by the Company’s management for paying certain operating expenses on behalf of the Company. At December 31, 2009, there was $468,475 advanced from a related party; this represented $483,290 from Erdos as an advance for the capital need of Erdos TCH, reduced by $14,815 which was reimbursed to the Company’s management for their payments of certain operating expenses on behalf of the Company.

11. NONCONTROLLING INTEREST

“Non-controlling interest” represented 10% equity interest of Erdos JV which is owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

As of June 30, 2010, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.

Erdos TCH engages in business similar to that of Xi’an TCH.  Huaxin primarily does design, research and development and consulting work.  The minority share of the income (loss) was $486,573 and $(3,158) for the six months ended June 30, 2010 and 2009, respectively, and $92,132 and $(3,198) for the three months ended June 30, 2010 and 2009, respectively.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the six months ended June 30, 2010:

Net Revenue	$1,867,475
Cost of Revenue	(1,061,170)
Gross Profit	806,305
Operating expenses	17,826
Income from operations	788,479
Non-operating income	3,109
Income tax expense	(197,897)
Net Income	$593,691

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$593,691
Revenue per sales-type lease	8,263,693
Cost of revenue	(6,626,393)
Operating expenses	2,116
Interest income	791,978
Income before income tax	3,025,085
Deferred income tax expense	(592,219)
Net income per US GAAP	$2,432,866

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at June 30, 2010:

Assets
Cash and Cash equivalents	$2,384,013
Other current assets	535,180
Property and equipment	17,796,706
Construction in process	44,186,887
Total Assets	$64,902,786
Liabilities
Accounts payable	$1,233,268
Other current liabilities	1,234,587
Long term loan	44,176,766
Total liabilities	46,644,621
Equity
Paid in capital	17,573,578
Other comprehensive income	100,072
Retained earnings	584,515
Total stockholders’ equity	18,258,165
Total liabilities and stockholders’ equity	$64,902,786

There was 20% equity interest owned by the outside shareholder in Huaxin prior to August of 2009.  The Company acquired the remaining 20% equity interest in Huaxin from this shareholder in August of 2009 for $110,000.

12. DEFERRED TAX

Deferred tax asset is a result of the accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of June 30, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset — noncurrent	$24,793	$24,658
Deferred tax liability — noncurrent	(4,720,730)	(2,786,773)
Deferred tax liability, net of deferred tax asset - noncurrent	(4,695,937)	(2,762,115)
Deferred tax liability — current	$71,833	$148,193

13. INCOME TAX

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a maximum rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Under the 2008 Chinese tax law the tax treatment of finance and sales-type leases is similar to US GAAP.  However, the local tax bureau continues to treat CREG sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

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

Shanghai TCH, as a business in the Development Zone, was subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall increase over five-years as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $3,406,000 at June 30, 2010 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

            Foreign pretax earnings approximated $13,800,000 and $5,767,000 for the six months ended June 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2010, $30,359,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $5,948,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009, respectively:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(11.8)%	(25.5)%
Effect of tax holiday	(10.1)%	(12.9)%
Effect of tax rate change on deferred tax items	4.9%	-%
Non-tax deductible expense - beneficial conversion feature	2.8%	-%
Valuation allowance on US NOL	7.6%	9.4%
Tax per financial statements	27.4%	5.0%

The provisions for income tax expenses for the six and three months ended June 30, 2010 and 2009 consisted of the following:

	For the Six Months		For the Three Months
	2010	2009	2010	2009
Income tax expense - current	$1,065,821	$75,631	$573,873	$(492,480)
Income tax benefit - deferred	1,832,222	149,520	1,287,404	149,520
Total income tax expenses	$2,898,043	$225,151	$1,861,277	$(342,960)

14. MAJOR CUSTOMERS

Two customers accounted for 56% and 28% of the sales during the six months ended June 30, 2010. Two customers accounted for 53% and 33% of the sales during the six months ended June 30, 2009.

One customer accounted for 85% of the total sales during the three months ended June 30, 2010. Two customers accounted for 78% and 13% of the total sales during the three months ended June 30, 2009, respectively.

15. LOAN PAYABLE

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

In addition to the above, if the financial index reflected on the Borrower’s audited financial reports for the fiscal year prior to the expiration of the loan term meets certain thresholds, the Borrower shall pay the Lender (category B secondary trust purchaser) a sum of management stimulation profit (or incentive benefit). The management incentive benefit is calculated by a formula tied to Erdos TCH’s net profit and average registered capital of the fiscal year prior to the maturity date of the loan. Under the formula the management incentive benefit is paid at the end of year four and can range between 0% and 100% of the net profit of Erdos TCH in the fiscal year prior to the maturity date of the loan depending upon the amount of average contributed capital of Erdos TCH at the time of measurement.

In December 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.30 million), of which, 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units purchased by Xi’an TCH, the amount of $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.58 million at December 31, 2009.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units sold at RMB 1 per unit.  All amounts raised under the Second Expansion were loaned to Erdos TCH.  The second expansion  includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million), 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH.

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.01 million) were purchased by the management of Erdos TCH; 47,850,000 units purchased by Xi’an TCH, of which, 46,250,000 ($6.78 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $37.13 million at June 30, 2010.  Interest expense accrued on this trust loan was $1,363,584 and $0 at June 30, 2010 and December 31, 2009.

BANK LONG TERM LOAN

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,411,700) to Xi’an TCH for a term of three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $441,800) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At June 30, 2010, the loan principal that will be repaid within one year was $1,325,304, which has been classified as current liability.

16. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

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

The Second Note and the 8% Note described below are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

The Second Note was not considered to have a beneficial conversion feature prior to the year ended December 31, 2009 because the conversion price and convertible shares were contingent upon 2009 audited net profits.

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion should have been expensed.

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

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.29 based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. Accordingly, the beneficial conversion feature of $2,316,116 was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of June 30, 2010.  During the six and three months ended June 30, 2010, the Company amortized $880,466 and $435,468 from unamortized BCF.

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

Citi has the discretion to accelerate the maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the monthly income for Xi’an TCH and Erdos TCH is less than 70% of the expected income for that month. As of June 30, 2010 and December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement.

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

On August 4, 2008, the Company granted stock options to acquire an aggregate amount of 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification to the options that were cancelled on June 25, 2008. The grant date fair value of options was $5.04 million.

On November 9 and 11, 2009, the Company and three optionees agreed to cancel vested but unexercised options for 87,000 vested but not exercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock with an exercise price of $2.35 per share. The options vest over of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date fair value of options was $518,513.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	0.95	3.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	3,000,000	0.95	3.37
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	3,000,000	$0.95	3.12

On October 30, 2009, the Company granted stock options to acquire 130,000 shares of the Company’s common stock, par value $0.001, at $1.85 per share to three independent directors. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

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

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	$1.85	4.83
Granted	40,000	4.68	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	170,000	$2.52	4.64
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	170,000	$2.52	4.39

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time and from time to time from and after July 1, 2010 (the “Vesting Date”) and prior to October 1, 2014 (the “Expiration Date”). The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.  The grant date fair value of the warrants was approximately $272,000. The Company accounted for the warrants issued in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in its statement of operations the grant-date fair value of warrants.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	$1.50	4.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	200,000	$1.50	4.50
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	200,000	$1.50	4.25

The Company recorded $1,407,547 and $442,191 compensation expense for stock options and warrants during the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009, the Company recorded  $664,147 and $52,815 stock compensation expense respectively. There were no options or warrants exercised during the six and three months ended June 30, 2010.

18. SHAREHOLDERS’ EQUITY

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong. a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay  Dong RMB 100,000, 000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At June 30, 2010, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

19. STATUTORY RESERVES

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

21. COMMITMENTS

Zhongbao Binhai 7MW Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, the Company will install a 7MW capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year. The project will generate 7MW capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project will be approximately $7.8 million (RMB 55 million). Construction on the project started in March of 2009, but the Company did not incur any material expenses on the project in 2009. The Company originally expected the completion of the project by February 2010.  The construction was delayed, however, due to the delay in installation of a furnace cove by Zhongbao. Construction was resumed in February of 2010; the Company paid approximately $1.97million as construction in progress for this project as of June 30, 2010; the Company expects the project to be completed in the beginning of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the system for a term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH. By the end of the term, the system shall be transferred to Zhongbao at RMB 1.

Erdos Phase II and III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW , and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.  After 20 years, the units will be transferred to Erdos without any charge.

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation. Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $922,000 (RMB 6.27 million) per year.

 As of June 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At June 30, 2010, the Company paid $44.17 million for Phase II and Phase III.  The Company currently expects to complete Phase II and Phase III in 2010.

22.  SUBSEQUENT EVENT

On August 13, 2010, the Board of Directors authorized the grant of options for an aggregate of 2,200,000 shares of common stock to be issued to 36 employees, including options for 1,460,000 shares granted to Guohua Ku, the Company's Chairman of the Board and Chief Executive Officer, with an exercise price of the closing price on the date of grant. Under the vesting terms of the options, one-third of the options will vest in 2011 if the Company meets its minimum guidance targets for revenue and earnings upon the release of the Company's audited financial statements for the fiscal year ending December 31, 2010, which provide confirmation that the targets have been met. The remaining two-thirds of the options will vest in equal amounts in 2011 and 2012 if the Company meets performance targets set by the Compensation Committee for each of the fiscal years ending December 31, 2011 and December 31, 2012, respectively; in each case, the shares will vest, if at all, upon release of the Company's audited financial statements for the applicable fiscal year, which provide confirmation that the targets have been met.  The fair value of the options of $5,092,889 was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

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

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $50 million.  Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009.

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years.  Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

Our Projects

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leases them to Xingtai for a term of 5 years, from January 25, 2007 to January 25, 2012.  During the lease term, Xingtai will pay Shanghai TCH a monthly rent of RMB 0.9 million ($0.13 million) for usage of the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH will transfer the title of the systems to Xingtai free of charge.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for a term of 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of RMB 1.1 million ($0.16 million). After the term is over and all due rents are paid off, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

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

Binhai Project

In September 2008, we signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a world-class nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, we will install a 7MW electricity-generation system, which will reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project is $7.8 million (RMB 55 million). Construction and preparation on the project began in March of 2009, but we did not incur any material expenses for the project in 2009 due to a delay in the installation of furnace cove by Zhongbao. Construction resumed in February 2010, and we now expect the project to be completed in the first quarter of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the project for the term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH.  At the end of the term, the waste energy recycling system will be transferred to Zhongbao at a nominal price of RMB 1.

Erdos Phase I Project

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and the initial registered capital of the JV was $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’an TCH injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of March 31, 2010, total registered capital was $11.71 million (RMB 80,000,000), of which $11.45 million (RMB 78,200,000) was from Xi’an TCH and $0.26 million (RMB 1,800,000) was from Erdos.  At April 15, 2010, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 10% of the total investment of the project, and Xi’an TCH contributed 90% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of it for operation.  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and will be responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010 and April, 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $922,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge.

As of June 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At June 30, 2010, the Company paid $44.17 million for Phase II and Phase III.  The Company currently expects to complete Phase II and Phase III in 2010.

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

Biomass Project

           On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent  with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholder, who had previously paid that amount to Dong on behalf of the Company. These amounts are part of accounts payable and other payables respectively as at June 30, 2010.

After the successful transformation of the systems, Xi’an TCH enter into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay  Dong RMB 100,000, 000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. At June 30, 2010, the Company recorded accounts payable of RMB 20,000,000 (approximately $2.94 million), and shares to be issued of $11.78 million in connection with this transaction.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at minimum RMB 1,900,000 per month (approximately $279,400) for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company usually transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease.  Investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the waste energy recycling power generating projects and finances its customers for the price of the projects.  The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of Value Added Tax.

Contingent Rental Income

The Company records the income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period contingent rental income is earned. Contingent rent is not a part of minimum lease payments.

Operating Leases

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

NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales

Sales	$32,663,947	100%	$15,459,969	100%
Sales of products	31,921,309	98%	9,513,077	62%
Contingent rental income	742,638	2%	-	-
Rental income	-	-	5,946,892	38%
Cost of sales	(24,600,160)	75%	(11,466,323)	74%
Cost of products	(24,600,160)	75%	(7,317,751)	77%
Rental expense	-	-	(4,148,572)	70%
Gross profit	8,063,787	25%	3,993,646	26%
Interest income on sales-type lease	6,418,263	19%	2,333,472	15%
Total operating income	14,482,050	44%	6,327,118	41%
Total operating expenses	(2,746,173)	8%	(1,355,741)	9%
Income from operations	11,735,877	36%	4,971,377	32%
Total non-operating income (expenses), net	(1,170,583)	(4)%	(438,921)	(3)%
Income before income tax	10,565,294	32%	4,532,456	29%
Income tax expense	2,898,043	9%	225,151	1%
Net income attributable to noncontrolling interest	(486,573)	(1)%	3,158	-%
Net income	$7,180,678	22%	$4,310,463	28%

SALES. Net sales for the six months ended June 30, 2010 were $32.66 million while our net sales for the comparable period of 2009 were $15.46 million, an increase in revenues of $17.2 million. The increase primarily was due to 1) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in the first quarter of 2010, which included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009; 2) the completion of transformation and sale of Pucheng Biomass Power Generation System; and 3) contingent rental income of $0.74 million from actual usage of the electricity in addition to the minimum lease payments from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project. While in the same period of 2009, we recorded sales income of $9.51 million from Shengwei Jinyang Heat Power Generation System and rental income of $5.95 million from our operating lease of two power generating systems, which were not renewed when they expired in April 2009. For the sales-type lease, sales (net of VAT) and cost of sales are recorded at the time of leases; the interest income from the sales-type leasing is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the six months ended June 30, 2010 was $24.60 million while our cost of sales for the comparable period in 2009 was $11.47 million, an increase of $13.13 million. Our cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project and Pucheng biomass power generation system. For the comparable period of 2009, the cost of sales was for Shengwei Jinyang heat power generation system and the operating lease as we leased two power generating systems under one-year, non-cancellable leases since April of 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $8.06 million for the six months ended June 30, 2010 compared to $3.99 million for the comparable period in 2009, representing a gross margin of 25% and 26% for the six months ended June 30, 2010 and 2009, respectively. The gross profit was mainly from the selling of the Erdos Phase I second 9MW capacity power station in the first quarter of 2010 and Pucheng Biomass power generation system in the second quarter of 2010, while in the first quarter of 2009, it was mainly for the selling of Jinyang Shengwei heat power generation system and the operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008.

OPERATING INCOME. Operating income was $14.48 million for the six months ended June 30, 2010 while our operating income for the comparable period in 2009 was $6.33 million, an increase of $8.15 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing. Interest income on sales-type leasing for the six months ended June 30, 2010 was $6.42 million, $4.09 million increase from $2.33 million for the comparable period in 2009, this increase was mainly due to increased interest income from energy saving systems that were sold and put into operation since April of 2009.  During first six months of 2010, the interest income was based on seven systems: two TRT systems, two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project. During the comparable period of 2009, the interest income was derived from our two TRT systems and one CHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $2.75 million for the six months ended June 30, 2010 compared to $1.36 million for the comparable period in 2009, an increase of $1.39 million or 102%. The increase was due to proportional increases in our payroll, traveling and marketing expenses as a result of sales on second 9MW capacity power station of Erdos Phase I project and Pucheng biomass power generation system and continuous expansion of our business; in addition, we recorded $1.41 million compensation expense for stock options and warrants during the six months ended June 30, 2010, compared to $0.44 million for the same period in 2009.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the six months ended June 30, 2010, the net of non-operating expenses was $1.17 million; compared to the same period of 2009, this was an increase of $0.73 million from $0.44 million, mainly due to the $0.88 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied to be 2009 audited net profit; there was no similar non-operating expense for the comparable period in 2009.

INCOME TAX EXPENSE. The income tax expense was $2.90 million for the six months ended June 30, 2010, an increase of $2.67 million from $0.23 million for the same period of 2009. The increase was mainly due to the increase of taxable income from $4.53 million during the six months ended June 30, 2009 to $10.57 million in the same period of 2010. The income tax rate for Shanghai TCH was 20% and 22% for 2009 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.

NET INCOME. Our net income for the first six months ended June 30, 2010 was $7.18 million compared to $4.31 million for the comparable period in 2009, an increase of $2.87 million. This increase in net income was mainly due to the sales of the second 9MW capacity power system of Erdos Phase I project and Pucheng 12MW biomass power generation system, besides that interest income for energy saving systems that were sold and put into operation after April of 2009.  In addition, we recorded $0.88 million interest expense related to beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied with 2009 audited net profit for the six months ended June 30, 2010 compared to no similar non-operating expense for the comparable period in 2009.

Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010			2009
	$	% of Sales		$	% of Sales
Sales	$22,538,511	100%		$11,137,076	100%
Sales of products	21,795,873	97%		9,513,077	85%
Contingent rental income	742,638	3%		-	-
Rental income	-	-		1,623,999	15%
Cost of sales	(16,801,915)	75%		(8,444,650)	76%
Cost of products	(16,801,915)	75%		(7,317,751)	77%
Rental expense	-	-		(1,126,899)	69%
Gross profit	5,736,596	25%		2,692,426	24%
Interest income on sales-type lease	3,323,695	15%		1,134,941	10%
Total operating income	9,060,291	40%		3,827,367	34%
Total operating expenses	(1,386,476)	6%		(560,303)	5%
Income from operations	7,673,815	34%		3,267,064	29%
Total non-operating income (expenses), net	(682,089)	(3)%		(378,608)	(3)%
Income before income tax	6,991,726	31%		2,888,456	26%
Income tax expense (benefit)	1,861,277	8%		(342,960)	(3)%
Net income attributable to noncontrolling interest	(92,132)	(0.4	) %	3,198	-%
Net income	$5,038,317	22%		$3,234,614	29%

SALES. Net sales for the three months ended June 30, 2010 were approximately $22.54 million while our net sales for the three months ended June 30, 2009 were $11.14 million, an increase in revenues of approximately $11.4 million. The increase in sales in the second quarter of 2010 primarily is attributed to the sales of Pucheng biomass power generation system and contingent rental income of $0.74 million from actual usage of electricity generated in addition to the minimum lease payments from our Shengwei Group-Tongchuan Project, Erdos Project and Shenmu Project compared to the same period of 2009 in which sales for the Shengwei Jinyang CHPG system and operating leasing income occurred. We recorded sales of the Pucheng biomass power generation system of $22.54 million; compared to the same period in 2009, when we recorded $9.51 million for Shengwei Jinyang CHPG system and rental income of approximately $1.62 million from leasing our two power generating systems in the second quarter of 2009. The leasing of two energy recycling power generation equipment systems under one-year, non-cancellable leases with the rents paid by the Company in full to generate a rental income commenced in the second quarter of 2008 and ended in April of 2009. Sales (net of VAT) and cost of sales are recorded at the time of the leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the three months ended June 30, 2010 was approximately $16.80 million while our cost of sales for the same period in 2009 was $8.44 million, an increase of approximately $8.36 million. Our cost of sales for the second quarter of 2010 was a sales-type lease of Pucheng biomass power generation system with a cost of $16.80 million. In the comparable period of 2009, the cost of sales consisted of the cost of the operating lease as we leased two power generating systems under one-year, non-cancellable lease at a favorable price during 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease; and the cost of a sales-type lease during the second quarter of 2009 to Shengwei Jinyang CHPG of a system  with a cost of $7.31 million.

GROSS PROFIT. Gross profit was approximately $5.74 million for the three months ended June 30, 2010 as compared to $2.69 million for the same period in 2009, representing a gross margin of approximately 25% and 24% for the second quarter of 2010 and 2009, respectively. The increase in gross profit was mainly from the profit of the sales-type leases of Pucheng biomass power generation system with a gross profit margin of about 25%, and in the comparable period of 2009, the gross profit was from the sales type lease of Shengwei Jinyang CHPG system with a profit margin of 23% and our operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008 with a profit margin of about 30%. The operating lease term ended in April of 2009.

OPERATING INCOME. Operating income was approximately $9.06 million for the three months ended June 30, 2010 while our operating income for the same period in 2009 was approximately $3.83 million, an increase of approximately $5.23 million. The growth in operating income was mainly due to the sales of the Pucheng biomass power generation system and increase in interest income from selling and leasing the sales-type lease systems, which were two TRT systems,  two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project. The interest income for the three months ended June 30, 2010 was $3.32 million, compare to interest income of $1.13 million in the same period of 2009 increased $2.19 million, which had two TRT and one CHPG system only.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling approximately $1.39 million for the three months ended June 30, 2010 as compared to approximately $0.56 million for the same period in 2009, an increase of approximately $0.83 million or 148%. This increase was mainly due to proportional increases in our payroll, travel and marketing expenses as a result of our increased sales and expansion of our business; in addition, we recorded $0.67 million compensation expense for stock options and warrants during the three months ended June 30, 2010, compared to $52,815 for the same period in 2009.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended June 30, 2010, the net of non-operating expenses was $0.68 million; compared to the same period of 2009, this was an increase of $0.30 million from $0.38 million during three month ended June 30, 2009, mainly due to the $0.44 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied to 2009 audited net profit, there was no similar non-operating expense for the comparable period in 2009.

INCOME TAX EXPENSE. The income tax expense was $1.86 million for the three months ended June 30, 2010, an increase of $2.20 million compared to an income tax benefit of $0.34 million for the same period of 2009. The increase was mainly due to the increase of taxable income from $2.89 million during three month ended June 30, 2009 to $6.99 million during the same period of 2010. The income tax rate for Shanghai TCH was 20% and 22% for 2009 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.

NET INCOME. Our net income for the three months ended June 30, 2010 was approximately $5.04 million as compared to approximately $3.23 million for the comparable period in 2009, an increase of approximately $1.81 million. This increase in net income was mainly due to sale of the Pucheng biomass power generation system in the second quarter of 2010 and increased interest income from sales-type leases of one CHPG system, one WGPG system and two waste heat power generating systems. In addition, we recorded $0.44 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price tied  to 2009 audited net profit; there was no similar non-operating expense for the comparable period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 2010 and 2009

As of June 30, 2010, the Company had cash and cash equivalents of $5.09 million, other current assets were $9.35 million and current liabilities were $20.30 million.  Working capital was negative $5.86 million. The debt-to-equity ratio was 0.82:1 at June 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$11,096,438	$8,991,410
Investing Activities	(24,656,213)	(9,770,171)
Financing Activities	17,516,467	8,187,100

Net cash flow provided by operating activities was $11.10 million during the six months ended June 30 2010, as compared to $8.99 million provided in the comparable period of 2009. The increase in net cash inflow was mainly due to the increase in net income as well as increase in interest payable and tax payable partially offset by decrease in accounts payable.

Net cash flow used in investing activities was $24.66 million during the six months ended June 30, 2010, compared to $9.77 million used in the comparable period of 2009. The increase of net cash flow used in investing activities during the six months ended June 30, 2010 was mainly due to our gross investment receivable of $1.99 million for the second 9MW capacity power station of Erdos Phase-I recycling waste heat power generating system, $4.13 million for the Biomass Power Generation system of Pucheng and $18.20 million payment for construction in progress of Erdos Phase II and III projects and Zhongbao Binhai project, as well as increase in restricted cash of $0.2 million to the bank as collateral for the bank acceptance.

Net cash flow provided by financing activities was $17.52 million for the six months ended June 30, 2010 compared to net cash provided by financing activities of $8.19 million for the comparable period in 2009. The increase was mainly due to the proceeds from a long term bank loan of $4.40 million and  the second expansion of the Erdos trust plan of $11.36 million, the  advance of $0.85 million from the minority shareholder of Erdos TCH for paying certain operating expenses of Erdos project, and $0.91 million capital contribution by the minority shareholder of Erdos TCH.

We believe we have sufficient cash to continue our current business through June, 2011 due to stable recurring receipts from interest income from sales type leases in place. As of June 30, 2010, we have two TRT systems, two CHPG systems, one WGPG system, two recycling waste heat power generating systems and one BMPG, currently generating net cash inflow. In addition, we may have access to a revolving line of credit and other forms of bank loans in case of instant need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2010.

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

 This note bears interest at 5% and matures on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  Based on our after-tax profits in 2009, the initial conversion price is $1.29 per share, and this note was convertible in full into 3,875,969 shares of our common stock as of June 30, 2010.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with maturity on April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of June 30, 2010. These shares rank pari-passu with those convertible under the 5% Secured Convertible Promissory Note.

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $2,076,308 at June 30, 2010, which was collateralized by depositing cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

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

The Plan included 145,500,000 category A preferred trust units ($ 21.4 million), consisting of category A1 preferred trust 12,450,000 units ($ 1.8 million), category A2 preferred trust 15,000,000 units ($ 2.2 million), category A3 preferred trust 118,050,000 units ($ 17.4 million); and 36,380,000 category B secondary trust units ($ 5.35 million), consisting of category B1 secondary trust 9,100,000 units ($ 1.34 million) and category B2 secondary trust 27,280,000 units ($ 4.01 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

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

On December 18, 2009, an additional RMB 25,000,000 ($3.68 million) was raised by Beijing Trust to support the Company’s Erdos Power Generation Projects. Beijing Trust sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($ 2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi’an TCH.

Besides the base interest rate, Erdos TCH must share any benefits derived under the Clean Development Mechanism (“CDM”) of the Kyoto Protocol equally with Beijing Trust during the term of the loan, as well as to pay a management incentive benefit to be calculated by a formula tied to Erdos TCH’s net profit and average registered capital of the fiscal year prior to the maturity date of the loan. Under the formula the management incentive benefit is paid at the end of year four and can range between 0% and 100% of the net profit of Erdos TCH in the fiscal year prior to the maturity date of the loan depending upon the amount of average contributed capital of Erdos TCH at the time of measurement.

At December 31, 2009, Beijing Trust had sold 206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) were purchased by the management of Erdos TCH; 32,280,000 units purchased by Xi’an TCH for $4.7 million was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, the investment was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.6 million at June 30, 2010.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units sold at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million),  5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under trust plan, after including the second expansion, was $37.13 million at June 30, 2010.

 Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,411,700) to Xi’an TCH for a term of three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $441,800) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku.

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

Xi’an TCH and Erdos TCH agreed not to use the loan to pay for related party transactions without Citi’s permission.  Xi’an TCH and Erdos TCH also agreed to deposit their income from sales of products and services into their accounts with Citi with a combined average monthly income amount of  no less than RMB 5 million ($0.73 million).   Xi’an TCH and Erdos TCH may not draw on the Citi Agreement until the monthly income amount reaches 80% of expected income amount, as set forth in the Citi Agreement for that month.  Each loan of Xi’an TCH and Erdos TCH should be no more than 35% of the maximum financing limit. If the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month, Citi has the right to suspend, cancel or terminate the financing and accelerate the maturity date of any outstanding amount and request immediate reimbursement.  As of June 30, 2010, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement.

Commitments

Zhongbao Binhai 7MW Capacity Electricity Generation Project

In September, 2008, the Company signed a contract to recycle waste gas and waste heat for China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in Cangzhou City, Hebei Province, which subsequently transferred the contract to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) in July 2009, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  According to the contract, the Company will install a 7MW capacity electricity-generation system. It will be an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year. The project will generate 7MW capacity electricity and help reduce in excess of 20,000 tons of carbon dioxide emissions every year. Total investment in this project will be approximately $7.8 million (RMB 55 million). Construction on the project started in March of 2009, but the Company did not incur any material expenses on the project in 2009. The Company originally expected the completion of the project by February 2010.  The construction was delayed, however, due to the delay in installation of a furnace cove by Zhongbao. Construction was resumed in February of 2010; the Company paid approximately $1.97million as construction in progress for this project as of June 30, 2010; the Company expects the project to be completed in the beginning of 2011. Zhongbao agrees to purchase all the electricity and steam to be generated from the system for a term of 9 years, at a pre-agreed price. Zhongbao also agrees to guarantee the minimum monthly payment of electricity and steam fees no less than $365,000 (RMB 2.5 million) per month after the deduction of all raw material costs of Zhongbao used by Xi’an TCH. By the end of the term, the system shall be transferred to Zhongbao at RMB 1.

Erdos Phase II and III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). The Company split the construction of the projects into three phases, two systems of power generation in Phase I with a total of 18MW power capacity, three systems in Phase II with a total of 27MW power capacity and one system in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.  After 20 years, each system will be transferred to Erdos without any charge.

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation.  Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.

As of June 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At June 30, 2010, the Company paid $44.17 million for Phase II and Phase III.  The Company currently expects to complete Phase II and Phase III in 2010.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                 Controls and Procedures.

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

Item 1A.                  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form
10-K as of and for the year ended December 31, 2009.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  [Removed and Reserved.]

None

Item 5.                  Other Information

None.

Item 6.                  Exhibits

Exhibit Number	Description
10.1	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 16, 2010	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: August 16, 2010	/s/ Xinyu Peng
Xinyu Peng Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.