Form 10-Q
period 2010-09-30
CHINA RECYCLING ENERGY CORP
filed 2010-11-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

12/F, Tower A
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi’an City, Shaanxi Province, China 710068
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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of September 30, 2010 was 38,778,035.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$6,488,518	$1,111,943
Restricted cash	2,253,361	1,461,659
Investment in sales type leases, net	6,635,231	4,396,395
Interest receivable on sales type leases	766,580	437,626
Prepaid expenses	154,798	445,458
Other receivables	414,248	184,355
Subscription receivable	430,500	-
VAT receivables - current	1,268,448	383,027

Total current assets	18,411,684	8,420,463

NON-CURRENT ASSETS
VAT receivables - noncurrent	1,053,437	957,567
Investment in sales type leases, net	86,733,485	48,147,738
Property and equipment, net	172,524	97,311
Construction in progress	45,907,791	34,858,845

Total non-current assets	133,867,237	84,061,461

TOTAL ASSETS	$152,278,921	$92,481,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,208,498	$3,583,219
Notes payable - bank acceptances	2,999,508	1,461,659
Interest payable	2,509,889	-
Taxes payable	1,707,112	681,707
Accrued liabilities and other payables	2,945,354	2,785,796
Advance from related parties, net	4,036,492	468,475
Convertible note, net of discount due to beneficial conversion feature	3,980,937	-
Accrued interest on short term convertible note	127,939	-
Deferred tax liability-current	54,466	148,193
Loans payable - current	1,343,063	-

Total current liabilities	25,913,258	9,129,049

NONCURRENT LIABILITIES
Shares to be issued	12,812,971	-
Deferred tax liability, net	5,446,238	2,762,115
Convertible notes	3,000,000	8,000,000
Accrued interest on long term convertible notes	346,668	353,024
Loans payable	40,761,965	25,570,429

Total noncurrent liabilities	62,367,842	36,685,568

Total liabilities	88,281,100	45,814,617

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
authorized, 38,778,035 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	38,779	38,779
Additional paid in capital	42,583,642	38,319,163
Statutory reserve	4,288,441	2,497,724
Accumulated other comprehensive income	4,929,794	3,709,490
Retained earnings	9,922,599	1,485,914

Total Company stockholders' equity	61,763,255	46,051,070

Noncontrolling interest	2,234,566	616,237

Total equity	63,997,821	46,667,307

TOTAL LIABILITIES AND EQUITY	$152,278,921	$92,481,924

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)		THREE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)
	2010	2009	2010	2009

Revenue
Sales of systems	$42,477,423	$27,938,697	$10,556,114	$18,425,620
Contingent rental income	1,305,836	-	563,198	-
Rental income from operating lease	-	5,946,892	-	-

Total revenue	43,783,259	33,885,589	11,119,312	18,425,620

Cost of sales
Cost of systems	32,763,130	21,497,172	8,162,970	14,179,421
Rental expense	-	4,148,572	-	-

Total cost of sales	32,763,130	25,645,744	8,162,970	14,179,421

Gross profit	11,020,129	8,239,845	2,956,342	4,246,199

Interest income on sales-type leases	10,371,093	4,117,305	3,952,830	1,783,833

Total operating income	21,391,222	12,357,150	6,909,172	6,030,032

Operating expenses
General and administrative expenses	4,542,859	2,730,971	1,796,686	1,375,230

Total operating expenses	4,542,859	2,730,971	1,796,686	1,375,230

Income from operations	16,848,363	9,626,179	5,112,486	4,654,802

Non-operating income (expenses)
Interest income	44,444	29,702	23,010	29,702
Interest expense	(1,826,547)	(320,546)	(638,098)	113,222
Other income (expenses)	1,523	(71,561)	5,091	(66,408)

Total non-operating income (expenses), net	(1,780,580)	(362,405)	(609,997)	76,516

Income before income tax	15,067,783	9,263,774	4,502,489	4,731,318
Income tax expense	4,250,562	1,166,684	1,352,519	941,962

Income from operations	10,817,221	8,097,090	3,149,970	3,789,356
Less: Income (loss) attributable to noncontrolling interest	589,819	(10,897)	103,246	(7,739)

Net income attributable to China Recycling Energy Corp	10,227,402	8,107,987	3,046,724	3,797,095

Other comprehensive item
Foreign currency translation gain attributable to China Recycling Energy Corp	1,220,304	34,743	899,696	35,835
Foreign currency translation gain attributable to noncontrolling interest	82,297	-	58,957	-

Comprehensive income attributable to China Recycling Energy Corp	$11,447,706	$8,142,730	$3,946,420	$3,832,930

Comprehensive income (loss) attributable to noncontrolling interest	$672,116	$(10,897)	$162,203	$(7,739)

Basic weighted average shares outstanding	38,778,035	37,829,964	38,778,035	38,778,035
Diluted weighted average shares outstanding *	49,371,944	43,915,609	49,246,265	47,900,894

Basic net earnings per share	$0.26	$0.21	$0.08	$0.10
Diluted net earnings per share *	$0.21	$0.19	$0.06	$0.08

*   Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$10,817,221	$8,097,090
Adjustments to reconcile income including noncontrolling
interest to net cash provided by operating activities:
Depreciation and amortization	9,298	23,155
Amortization of discount related to conversion feature of convertible note	1,326,274	-
Stock options and warrants	1,919,102	1,129,328
Stock compensation expense	602,000	-
Accrued interest on convertible notes	121,583	60,182
Changes in deferred tax	2,495,828	1,731,344
(Increase) decrease in current assets:
Interest receivable on sales type lease	(315,675)	(379,331)
Prepaid expenses	294,464	3,828,438
VAT receivable and other receivables	(1,163,901)	(113,744)
Increase (decrease) in current liabilities:
Accounts payable	4,004,280	847,314
Taxes payable	996,753	(1,917,728)
Unearned revenue	-	(658,655)
Interest payable	2,470,914	-
Accrued liabilities and other payables	112,574	(260,167)
Construction in progress	(10,226,469)	(8,255,441)

Net cash provided by operating activities	13,464,246	4,131,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Initial investment in sales type leases	(30,724,470)	(11,032,444)
Collection of principal on sales type leases	3,267,917	1,547,527
Increase investment in subsidiary	-	(16,100)
Restricted cash	(752,116)	(4,393,159)
Acquisition of property & equipment	(81,526)	(15,096)

Net cash used in investing activities	(28,290,195)	(13,909,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance of common stock	-	2,000,000
Insurance of convertible notes	-	3,000,000
Cash contribution from noncontrolling interest	908,279	263,439
Proceeds from loans	15,800,376	2,927,358
Advance from related parties	3,504,613	-

Net cash provided by financing activities	20,213,268	8,190,797

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(10,744)	2,646

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,376,575	(1,584,044)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,111,943	7,267,344

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,488,518	$5,683,300

Supplemental Cash flow data:
Income tax paid	$1,307,901	$1,307,406
Interest paid	$269,083	$319,086

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2009, total registered capital was $11.71 million (RMB 80,000,000), of which, $11.45 million (RMB 78,200,000) was from Xi’an TCH, and $0.26 million (RMB 1,800,000) was from Erdos.  On April 14, 2010, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2010, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) three 6 MW capacity Waste Gas Power Generation (“WGPG”) power generating systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The terms of these contracts are for 10 years, and they provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be lower than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH an energy-saving service fee described above or up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project for the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the contracts.

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in equivalent shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At September 30, 2010, the Company had outstanding accounts payable of RMB 10,000,000 ($1.47 million), and shares to be issued of $11.78 million in connection with this transaction.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at minimum RMB 1,900,000 per month ($279,400) for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7 MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help reduce over 20,000 tons of carbon dioxide emissions every year. At the end of the term, the WHPG system will be transferred to Zhongbao for RMB 1. Pursuant to the agreement, Zhongbao will pay Xi’an TCH a monthly “energy-saving service fee” based on the volume of electricity and steam generated the previous month at a pre-agreed price, but no less than a minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao will supply Xi’an TCH certain gas, water and compressed air from the nickel-alloy rotary kilns free of charge. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH has outsourced the operation and maintenance of the WHPG for the whole operation period to a third party for an annual fee of RMB 2.4 million.  In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH has not commenced the CDM application process as of the report date.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending on December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2010 and December 31, 2009, respectively. All significant inter-company accounts and transactions were eliminated in the consolidation.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and then lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of each lease.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance our manufacture and construction of the waste energy recycling power generating projects and we finance our customers for the price of the projects.  The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales type lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of Value Added Tax.

Contingent Rental Income

The Company records income from actual electricity usage in addition to minimum lease payments of each project as contingent rental income in the period contingent rental income is earned.  Contingent rent is not part of minimum lease payments.

Operating Leases

During 2008, we leased two energy recycling power generation equipment systems which were then subleased to two sublessees under one-year, non-cancellable leases with the rents paid in full.  The leases and the subleases were not renewed when they expired in April 2009.  These transactions were accounted for as operating leases.  In an operating lease, revenue is recognized as payments are received; the initial direct costs were deferred and amortized over the lease term on a straight-line basis, thus matching them against rental revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable allowance of $0.

The operations of the Company are located in the PRC (the “People’s Republic of China”). Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2010 and December 31, 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from investing and financing activities exclude the cost of purchasing the Biomass System of $11.94 million (RMB 80,000,000).  Cash flows from operating activities includes conversion of trade accounts payable  to notes payable  of approximately $1.5 million because the conversion of accounts payable to notes payable is merely an extension of credit terms by the vendors.

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (codified in FASB ASC Topic 740).  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted earnings per share reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method. The following table presents a reconciliation of basic and diluted earnings per share for nine and three months ended:

	Nine Months Ended		Three Months Ended
	2010	2009	2010	2009
Net income for common shares	$10,227,402	$8,107,987	$3,046,724	$3,797,095
Interest expense on convertible notes*	371,583	291,689	125,222	124,347
Net income for diluted shares	10,598,985	8,399,676	3,171,946	3,921,442

Weighted average shares outstanding - basic	38,778,035	37,829,964	38,778,035	38,778,035
Effect of dilutive securities:
Convertible notes	8,157,817	6,085,645	8,157,817	8,065,574
Options granted	2,316,092	-	2,203,292	1,057,285

Warrants granted	120,000	-	107,121	-

Weighted average shares outstanding – diluted	49,371,944	43,915,609	49,246,265	47,900,894
Earnings (loss) per share – basic	$0.26	$0.21	$0.08	$0.10
Earnings (loss) per share – diluted	$0.21	$0.19	$0.06	$0.08

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies,” (please see Note 16, Registration Rights Agreement for Convertible Note).

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BMPG systems to Pucheng for fifteen years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Total future minimum lease payments receivable	$265,735,196	$177,125,606
Less: executory cost	(56,703,624)	(33,248,833)
Less: unearned interest income	(115,662,856)	(91,332,640)
Net investment in sales - type leases	93,368,716	52,544,133

Current portion	(6,635,231)	(4,396,395)
Noncurrent portion	$86,733,485	$48,147,738

As of September 30, 2010, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

Years ending September 30,
2011	$28,247,143
2012	26,902,044
2013	26,364,657
2014	22,543,234
2015	18,482,990
Thereafter	143,195,128
Total	265,735,196

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash at September 30, 2010 and December 31, 2009 represented $2,253,361 and $1,461,659, respectively, held by the bank as collateral to issue bank acceptances.  The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. At September 30, 2010 and December 31, 2009, the Company had bank acceptances of $2,999,508 and $1,461,659, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. VAT (VALUE ADDED TAX) RECEIVABLES

Value added taxes are presented on a net basis. VAT receivable represented Input VAT the Company has paid in the purchase of the equipment used to construct the Erdos power generation projects.  The Input VAT could be used as a deduction from the VAT payables (Output VAT), which is taxed on the Company’s net revenue from generating electricity.  As of September 30, 2010 and December 31, 2009, the Company expected to collect VAT of approximately $1,268,000 and $383,000 within one year, and approximately $1,053,000 and $957,000 starting from year two until the end of the lease term, respectively, at an estimated amount of $383,000 per year.

7. CONSTRUCTION IN PROGRESS

”Construction in progress” represented the amount paid for constructing power generation systems.  During the first and third quarter of 2010, Erdos power generation system Phase I project and Zhongbao Binhai 7 MW Capacity Electricity Generation Project were completed and put into operation, respectively. At September 30, 2010, the Company had paid approximately $45.91 million for Phase II and Phase III of the Erdos TCH power generation system projects.

8. TAX PAYABLE

“Tax payable” consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$1,067,571	$598,327
Business tax payable	92,441	74,286
Other taxes payable	547,100	9,094
	$1,707,112	$681,707

9. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Employee training, labor union expenditure and social insurance payable	$242,152	$421,824
Consulting and legal expenses	371,544	371,544
Payable to Yingfeng	1,710,205	1,678,372
Payable to Pucheng	283,536	-
Total other payables	2,607,437	2,471,740
Accrued payroll and welfare	259,707	243,826
Accrued maintenance expense	71,562	70,230
Other	6,648	-
Total	$2,945,354	$2,785,796

“Consulting and legal expenses” were the expenses paid by a third party for the Company and will be repaid by the Company.   “Payable to Yingfeng” represented the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand. “Payable to Pucheng” represented the deposit for rental payments by Pucheng.

10. ADVANCE FROM RELATED PARTY, NET

At September 30, 2010, “Advance from related party” was $4,036,492 representing $1,313,217 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH; $2,686,126 short term advance from a shareholder to pay for conversion and retrofit of Pucheng Biomass Power Generation systems, and a $37,149 payment by the Company’s management for paying certain operating expenses on behalf of the Company. At December 31, 2009, there was $468,475 advanced from a related party; this represented $483,290 from Erdos as an advance for the capital need of Erdos TCH, reduced by $14,815 which was reimbursed to the Company’s management for their payments of certain operating expenses on behalf of the Company.

11. NONCONTROLLING INTEREST

“Non-controlling interest” represented 7% equity interest of Erdos JV which is owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

As of September 30, 2010, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in business similar to that of Xi’an TCH.

“Non-controlling interest” also represented 80% equity interest in Huaxin prior to August, 2009.  Shanghai TCH acquired the remaining 20% equity interest in Huaxin from the minority shareholder in August of 2009 for $110,000.

The non-controlling interest share of the income (loss) was $589,819 and ($10,897) for the nine months ended September 30, 2010 and 2009, respectively, and $103,246 and ($7,739) for the three months ended September 30, 2010 and 2009, respectively.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the nine months ended September 30, 2010:

Net Revenue	$3,171,234
Cost of Revenue	(1,771,814)
Gross Profit	1,399,420
Operating expenses	18,919
Income from operations	1,380,501
Non-operating income	6,323
Income tax expense	(346,706)
Net Income	$1,040,118

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$1,040,118
Adjustments under US GAAP
Revenue per sales-type lease	7,155,939
Cost of revenue	(5,957,699)
Operating income	2,121
Interest income	1,335,235
Income before income tax	3,575,714
Deferred income tax expense	(626,620)
Net income per US GAAP	$2,949,094

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at September 30, 2010:

Assets
Cash and Cash equivalents	$3,331,652
Other current assets	532,263
Property and equipment	17,804,593
Construction in process	46,035,202
Total Assets	$67,703,710
Liabilities
Accounts payable	$1,093,850
Other current liabilities	2,886,413
Long term loan	44,768,769
Total liabilities	48,749,032
Equity
Paid in capital	17,573,578
Other comprehensive income	350,158
Retained earnings	1,030,942
Total stockholders’ equity	18,954,678
Total liabilities and stockholders’ equity	$67,703,710

12. DEFERRED TAX

Deferred tax asset is a result of the accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future.  Deferred tax liability represented differences between the tax bases and book bases of sales-type leases.

As of September 30, 2010 and December 31, 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset — noncurrent	$25,126	$24,658
Deferred tax liability — noncurrent	(5,471,364)	(2,786,773)
Deferred tax liability, net of deferred tax asset – noncurrent	(5,446,238)	(2,762,115)
Deferred tax liability — current	$54,466	$148,193

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

Shanghai TCH, as a business in a Development Zone, was subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall increase over five-years as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $3,818,000 at September 30, 2010, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Foreign pretax earnings approximated $20,274,000 and $11,267,000 for the nine months ended September 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2010, $35,466,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $6,877,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(12.1)%	(11.3)%
Effect of tax holiday	(10.9)%	(17.6)%
Effect of tax rate change on deferred tax items	5.3%	-%
Non-tax deductible expense	4.4%	-%
Valuation allowance on US NOL	7.5%	7.5%
Tax per financial statements	28.2%	12.6%

The provisions for income tax expenses for the nine and three months ended September 30, 2010 and 2009 consisted of the following:

	For the Nine Months		For the Three Months
	2010	2009	2010	2009
Income tax expense - current	$1,754,734	$258,880	$688,912	$183,679
Income tax benefit - deferred	2,495,828	907,805	663,607	758,284
Total income tax expenses	$4,250,562	$1,166,684	$1,352,519	$941,963

14. MAJOR CUSTOMERS

Three customers accounted for 42%, 19% and 19% of sales during the nine months ended September 30, 2010. Three customers accounted for 48%, 27% and 11% of sales during the nine months ended September 30, 2009.

One customer accounted for 70% of sales during the three months ended September 30, 2010. One customer accounted for 91% of sales during the three months ended September 30, 2009.

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

Erdos TCH provided a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku (the Company’s CEO) also provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional RMB 25,000,000 ($3.68 million) was raised to support the Company’s Erdos Power Generation Projects. The Company sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($ 2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi’an TCH.

In December 2009, the Plan sold 206,880,000 units for RMB 206,880,000 ($30.30 million), of which, 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; the 32,280,000 units purchased by Xi’an TCH, the amount of $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.58 million at December 31, 2009.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion were loaned to Erdos TCH.  The second expansion included 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million), 4,650,000 category B1 preferred trust units ($0.68 million), and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH.

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached RMB 300,000,000 ($44.12 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.01 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.78 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was RMB 252,150,000 ($37.63 million) at September 30, 2010.  Interest expense accrued on this trust loan was $2.51 million and $0 at September 30, 2010 and December 31, 2009, respectively.

In addition to the above, under the Loan Agreement, Erdos TCH must pay a management incentive benefit to Beijing Trust upon maturity of the category A3 and category B trust units in December 2013 if the ratio of Erdos TCH’s profit to its registered capital exceeds a base amount. If this criterion is met, the amount of the management incentive benefit is calculated based on a formula tied to Erdos TCH’s net profit and the average registered capital for the 2012 fiscal year. Under this formula the management incentive benefit could range between 0% and 100% of the net profit of Erdos TCH in the 2012 fiscal year.

The management incentive benefit was structured to provide an incentive to management to make the joint venture profitable. Under the Plan, Beijing Trust will distribute the entire amount of the management incentive benefit it receives to the holders of the category B trust units. As previously disclosed, the holders of the category B trust units are the management of Erdos TCH and Xi’an TCH. Category B trust units receive a lower base interest rate than the category A trust units but the economic return to the holders of category B trust units will be enhanced by any management incentive benefit.

Erdos TCH also will share the benefits from Clean Development Mechanism ("CDM") under the Kyoto Protocol equally with Beijing Trust during the term of the loan. Any benefit received from CDM will be paid to Erdos Metallurgy first.  Under the agreement with Xi’an TCH, Erdos Metallurgy agrees to deliver to Xi’an TCH 50% of the benefit Erdos Metallurgy receives. Xi’an TCH agrees to share 50% of the benefit it receives from Erdos Metallurgy with Erdos TCH. Under the Capital Trust Loan Agreement between Erdos TCH and Beijing Trust, Erdos TCH agrees that 50% of any benefit it receives will be delivered to Beijing Trust. Pursuant to the Plan, Beijing Trust will distribute 70% of the CDM benefit it receives to the holders of the category B trust units. The receipt of any CDM benefit is subject to a process of evaluation and certification of the project by the CDM Executive Board and is under the guidance of the Conference of the Parties of the United Nations Framework Convention on Climate Change. The first stages of the certification process have been completed successfully.

BANK LONG TERM LOAN

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,411,700) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $441,800) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At September 30, 2010, the loan principal that will be repaid within one year was $1,343,063, which was classified as current liability.

16. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT
CONVERTIBLE NOTES FROM CARLYLE

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

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.29 based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. Accordingly, the beneficial conversion feature of $2.34 million was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of September 30, 2010.  During the nine and three months ended September 30, 2010, the Company amortized $1,326,274 and $445,808 from unamortized BCF.

The interest on the convertible debts is payable annually, in arrears, provided the holder gives 30-day notice before each April 29 that it requires the interest payment.  Unpaid interest is due and payable at maturity.  At the holder’s election, at the time the holder elects to convert the debt into shares, shares can be issued as paid-in-kind interest to the extent that there is unpaid interest at the time of conversion.  To date, the Company has timely paid all interest payable, in cash.

On April 29, 2009, the Company also agreed with the Investors to amend and restate the Registration Rights Agreement for the convertible notes to amend the rights for demand registration by the Investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

REGISTRATION RIGHTS AGREEMENT

Under the registration rights agreement, the Company must file the registration statement within 90 days of receipt of a demand notice (the “Filing Date”), and the registration statement must have become effective within 120 days after filing (the “Effective Date”) or the Company must pay damages to the holders of the shares to be registered.  The Company must also pay damages if the registration statement ceases for any reason to remain continuously effective as to all Registrable Shares for which it is required to be effective, or the holders are not permitted to utilize the prospectus to resell shares for thirty (30) consecutive calendar days during any 12-month period.

The damages for failure to meet any of these requirements are equal to 1% of the sum of:

(x)	the purchase price of the unconverted notes;

(y)	the purchase price of shares of Company Common Stock purchased under a related agreement; and
(z)	the conversion price of shares of Common Stock received on conversion of notes, for each 30 days, or a pro rata portion of such 1% for a period less than 30 days.

The  liquidated damages  must be paid in cash; the registration rights agreement does not provide for any alternative payment arrangement.  The maximum potential amount of consideration, undiscounted, that the Company could be required to transfer under the registration payment arrangement cannot exceed 1% of the sum described above in any thirty (30) calendar day period.

CONVERTIBLE NOTE AGREEMENT WITH CHINA CINDA

On August 18, 2010, the “Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company will issue to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million.  Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda also entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million.  All proceeds from the Notes and the Loans will be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

The term of the Loans is for three years from the date of the first draw down.  The interest rate for the Loans is the People’s Bank of China (“PBOC”)’s three year loan base interest rate plus two percent (2%).  If the Loans are not fully exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount.  Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of  its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

Under the Note Agreement the Notes shall be issued before August 18, 2011.  The Notes have a three year maturity date from the date of the issuance of the first tranche.  The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the PBOC for the second business day prior to each issuance.  Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus two percent (2%).  If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount.

Each Note has a conversion price at the lower of (i) US$2.46 per share or (ii) an amount equal to the Company’s earnings per share based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by 7.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Loans can be exchanged (on the same terms as the Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. The Notes will have a contingent beneficial conversion feature which will be recorded when the contingency is resolved .

As collateral for the Notes, Mr. Guohua Ku, the CEO and a major shareholder of the Company, has entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance.

The Company has not received any proceeds from the note or the loan as of September 30, 2010.

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

Citi has the discretion to accelerate the maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the monthly income for Xi’an TCH and Erdos TCH is less than 70% of the expected income for that month. As of September 30, 2010 and December 31, 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement. The Citi Agreement expired pursuant to its terms in October 2010.

17. STOCK-BASED COMPENSATION PLAN

OPTIONS TO EMPLOYEES

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

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to thirty six (36) managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan.

According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets its minimum revenue and earnings goals in the Corporation’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010;  and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2012 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2012.  The Option may only be exercised to the extent that the Option has become vested and exercisable. The management used its estimates for determining the probability of achieving each year’s financial goals; these were 80%, 50% and 50% for 2010, 2011 and 2012, respectively.

The options have a life of 5 years. The fair value of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. Each tranche of the options was deemed independent of the others; therefore, the fair value of each tranche of the options will be fully expensed within each year.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years

Outstanding at January 1, 2008	3,000,000	$1.23	4.87
Granted	-	-	-
Exercised	-	-	-
Cancelled vested shares	(450,000)	1.23	-
Forfeited unvested shares	(2,550,000)	1.23	-
Granted	3,000,000	0.80	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,000,000	0.80	4.59
Exercisable at December 31, 2008	-	-	-
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	0.95	3.71
Exercisable at December 31, 2009	813,000	0.80	3.59
Granted	2,200,000	3.05	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	5,200,000	1.84	3.77
Exercisable at September 30, 2010	2,175,500	$0.81	2.84

Options that were vested and exercisable at September 30, 2010 were 2,175,500 shares, weighted average exercise price of $0.81, aggregate intrinsic value of $5,057,290, and weighted-average remaining contractual term of 2.84 years. Option that were expected to vest at September 30, 2010 were 3,024,500 shares, weighted average exercise price of $2.58, aggregate intrinsic value of $1,659,210, and weighted-average remaining contractual term of 4.43 years.

OPTIONS TO INDEPENDENT DIRECTORS

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, par value $0.001, at $1.85 per share to three independent directors. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, par value $0.001, at $4.68 per share to another independent director. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $142,085.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	1.85	4.83
Exercisable at December 31, 2009	-	-	-
Granted	40,000	4.68	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	170,000	2.52	4.14
Exercisable at September 30, 2010	170,000	$2.52	4.14

Options that were vested and exercisable at September 30, 2010 were 170,000 shares, weighted average exercise price of $2.52, aggregate intrinsic value of $104,400 and weighted-average remaining contractual term of 4.14 years.

WARRANTS TO INVESTOR RELATION FIRMS

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from and after July 1, 2010 (the “Vesting Date”) and before October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on the fair value method under ASC Topic 505-30-6. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the period from grant date to the vesting date. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. Hence, all of the warrants are considered earned upon execution of the Investor Relations Agreement. The measurement date was determinable and the fair value was measured at the measurement date under ASC 605-30-9; the measurement date was the same as the grant date; in accordance with ASC 450-20-25, the transaction should be recorded on the grant date.

The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.  The grant date fair value of the warrants was approximately $272,000.

The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	1.50	4.75
Exercisable at December 31, 2009	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	200,000	1.50	4.00
Exercisable at September 30, 2010	200,000	$1.50	4.00

Warrants that were vested and exercisable at September, 2010 were 200,000 shares, weighted average exercise price of $1.50, aggregate intrinsic value of $326,000, and weighted-average remaining contractual term of 4.00 years.

The Company recorded $1,919,102 and $1,129,328 compensation expense for stock options and warrants during the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, the Company recorded  $511,555 and $687,137 stock compensation expense respectively. There were no options or warrants exercised during the nine and three months ended September 30, 2010.

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At September 30, 2010, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

ARC SETTLEMENT

The Company and investment relationship company ARC China, Inc (‘ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company’s Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at a price of $1.23 per share. ARC has agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable as of September 30, 2010. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC China in Nevada federal court on November 10, 2010.

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

Common Welfare Fund

The common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company does not participate in this voluntary fund.

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

The Company’s sales, purchases and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to make the remittance.

21. COMMITMENTS

Erdos Phase II and III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.  After 20 years, the units will be transferred to Erdos without any charge.

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation. Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $922,000 (RMB 6.27 million) per year.

As of September 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At September 30, 2010, the Company has paid approximately $46 million for Phase II and Phase III.  The Company currently expects to complete Phase II in 2010 and Phase III in the first quarter of 2011.

22.  SUBSEQUENT EVENT

On October 7, 2010, the Board of Directors (“BOD”) of the Company approved the increase in the size of the Board of Directors (the "Board") from seven to nine members as a result of entering the Loan and Note agreements with Cinda on August 18, 2010 as described in Note 16 above. At the same time, the BOD appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the vacancies on the Board until their successors have been duly elected and qualified. Mr. Shi is also appointed as a member of the Compensation Committee of the Board. In connection with the appointment, the Board of Directors of the Company has authorized the Company to provide Mr. Shi with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $83,166.

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

Although the Company believes that the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation and Comprehensive Income (Loss)” below for information concerning the exchange rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

OVERVIEW OF BUSINESS BACKGROUND

We originally began operations as a Colorado corporation known as Boulder Brewing Company, or Boulder Brewing. We were incorporated in Colorado on May 8, 1980 and operated as a microbrewery of various beers. Boulder Brewing was unable to become profitable within any segment of its core business, became illiquid, and was forced to divest itself of all of its assets. Boulder Brewing became dormant without any operations or assets in 1990.

In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and changed its name to Boulder Acquisitions, Inc., or Boulder Acquisitions. From the date of reincorporation until June 23, 2004, Boulder Acquisitions had no material operations or assets.

On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement dated as of June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the PRC.  We phased out and scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced that it completely ceased and discontinued these businesses.

In December 2006, we began to engage in business activities in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products.

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was established as a foreign investment enterprise in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009.

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a Chinese company located in Xi’an, Shaanxi Province, China, which is engaged in the business of designing, selling, installing, and operating TRT systems and other renewable energy products.  Due to Yingfeng’s lack of capital in pursuing this project alone, Yingfeng sought Shanghai TCH’s cooperation.  On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

On April 14, 2009, the Company incorporated a joint venture (“JV”) between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years.  As of September 30, 2010, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

Our Projects

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leases them to Xingtai for five years, from January 25, 2007 to January 25, 2012.  During the lease, Xingtai will pay Shanghai TCH monthly rent of RMB 0.9 million ($0.13 million) to use the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH will transfer the title of the systems to Xingtai free of charge.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for a term of 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of RMB 1.1 million ($0.16 million). After the term is over and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

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

Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  These contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the contracts, Shenmu will pay us an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

Erdos Phase I Project

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000).  On September 30, 2009, Xi’an TCH injected additional capital of $4.03 million (RMB 27,500,000). In November of 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of March 31, 2010, total registered capital was $11.71 million (RMB 80,000,000), of which $11.45 million (RMB 78,200,000) was from Xi’an TCH and $0.26 million (RMB 1,800,000) was from Erdos.  At April 15, 2010, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2010, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of it for operation.  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010 and April, 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $922,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge.

As of September 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At September 30, 2010, the Company has paid $45.91 million for Phase II and Phase III.  The Company currently expects to complete Phase II in 2010 and Phase III in the first quarter of 2011.

Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent  with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering which is expected to occur in 2010 or 2011, but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. At September 30, 2010, the Company had recorded accounts payable of RMB 10,000,000 (approximately $1.47 million) and shares to be issued of $11.78 million in connection with this transaction.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) system, which is an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 per ton. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million (approximately $352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of the report date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and its JV, Sifang Holdings, Shanghai TCH, and Shanghai TCH’s subsidiaries Xi’an TCH, Huaxin and Huahong, and Erdos TCH in which 93% of the investment is from Xi’an TCH. Xi’an TCH, Huaxin and Huahong engage in the same business as Shanghai TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and revenues. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Contingent Rental Income

The Company records the income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period earned. Contingent rent is not part of minimum lease payments.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB were translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales

Sales	$43,783,259	100%	$33,885,589	100%
Sales of products	42,477,423	97%	27,938,697	82%
Contingent rental income	1,305,836	3%	-	-
Rental income	-	-	5,946,892	18%
Cost of sales	(32,763,130)	75%	(25,645,744)	76%
Cost of products	(32,763,130)	75%	(21,497,172)	63%
Rental expense	-	-	(4,148,572)	13%
Gross profit	11,020,129	25%	8,239,845	24%
Interest income on sales-type lease	10,371,093	24%	4,117,305	12%
Total operating income	21,391,222	49%	12,357,150	36%
Total operating expenses	(4,542,859)	10%	(2,730,971)	8%
Income from operations	16,848,363	39%	9,626,179	28%
Total non-operating income (expenses), net	(1,780,580)	(4)%	(362,405)	(1)%
Income before income tax	15,067,783	35%	9,263,774	27%
Income tax expense	4,250,562	10%	1,166,684	3%
Less: net income (loss) attributable to noncontrolling interest	(589,819)	(1)%	10,897	-%
Net income	$10,227,402	24%	$8,107,987	24%

SALES. Net sales for the nine months ended September 30, 2010 were $43.78 million while our net sales for the comparable period of 2009 were $33.89 million, an increase in revenues of $9.9 million. The increase primarily was due to (1) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in the first quarter of 2010, which included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009; (2) the completion of transformation and sale of Pucheng Biomass Power Generation System; (3) the completion of transformation and sale of Zhongbao Waste Heat Power Generation System; and (4) contingent rental income of $1.31 million from actual usage of the electricity in addition to the minimum lease payments from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project. While in the same period of 2009, we recorded sales income of $9.51 million from Shengwei Jinyang Heat Power Generation System and $18.42 million from Shenmu Waste Gas Power Generation System through sales-type lease, and rental income of $5.95 million from our operating lease of two power generating systems, which were not renewed when they expired in April 2009. For the sales-type lease, sales (net of VAT) and cost of sales are recorded at the time of leases; the interest income from the sales-type leasing is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the nine months ended September 30, 2010 was $32.76 million while our cost of sales for the comparable period in 2009 was $25.65 million, an increase of $7.12 million. Our cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project, Pucheng biomass power generation system and Zhongbao WHPG System. For the comparable period of 2009, the cost of sales was for Shengwei Jinyang heat power generation system, Shenmu WGPG system, and the operating lease as we leased two power generating systems under one-year, non-cancellable leases since April of 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $11.02 million for the nine months ended September 30, 2010 compared to $8.24 million for the comparable period in 2009, representing a gross margin of 25% and 24% for the nine months ended September 30, 2010 and 2009, respectively. The gross profit was mainly from the selling of the Erdos Phase I second 9MW capacity power station in the first quarter of 2010, Pucheng Biomass power generation system in the second quarter of 2010 and Zhongbao WHPG system in the third quarter of 2010, while in 2009, it was mainly for the selling of Jinyang Shengwei heat power generation system, and Shenmu WGPG system, and the operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008.

OPERATING INCOME. Operating income was $21.39 million for the nine months ended September 30, 2010 while our operating income for the comparable period in 2009 was $12.36 million, an increase of $9.03 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing. Interest income on sales-type leasing for the nine months ended September 30, 2010 was $10.37 million, a $6.25 million increase from $4.12 million for the comparable period in 2009.  During the nine months ended September 30, 2010, the interest income was derived from eight systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and the Pucheng biomass power generation system. During the comparable period of 2009, the interest income was derived from our two TRT systems and two CHPG systems.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $4.54 million for the nine months ended September 30, 2010 compared to $2.73 million for the comparable period in 2009, an increase of $1.81 million or 66%. The increase was due to proportional increases in our payroll, welfare and marketing expenses as a result of sales of the second 9MW capacity power station of Erdos Phase I project, Pucheng biomass power generation system, Zhongbao WHPG system and continuous expansion of our business; in addition, we recorded $1.92 million compensation expense for stock options and warrants during the nine months ended September 30, 2010, compared to $1.13 million for the same period in 2009. We also recorded $0.60 million stock based compensation resulting from a lawsuit settlement with a consulting firm.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the nine months ended September 30, 2010, net non-operating expenses were $1.78 million; compared to the comparable period of 2009, an increase of $1.42 million from $0.36 million, mainly due to the $1.33 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied to 2009 audited net profit; there was no similar non-operating expense for the comparable period in 2009.

INCOME TAX EXPENSE. The income tax expense was $4.25 million for the nine months ended September 30, 2010, an increase of $3.08 million from $1.17 million for the comparable period of 2009. The increase was mainly due to the increase of income before income tax from $9.26 million during the nine months ended September 30, 2009 to $15.07 million in the comparable period of 2010. The consolidated effective income tax rate for 2010 and 2009 was 28.2% and 12.6%, respectively. The change in the consolidated effective tax rate was mainly due to increased taxable income from a permanent non-tax deductible interest expense of $1.33 million resulting from amortization of a beneficial conversion feature for a convertible note, and stock compensation expense of $602,000 resulting from stock issuance price for stock issued to a consulting firm at less than the stock price at grant date; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 20% and 22% for 2009 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.

NET INCOME. Our net income for the nine months ended September 30, 2010 was $10.23 million compared to $8.11 million for the comparable period in 2009, an increase of $2.12 million. This increase in net income was mainly due to the sales of the second 9MW capacity power system of Erdos Phase I project, Pucheng 12MW biomass power generation system and Zhongbao 7MW capacity WHPG system, as well as increased interest income from lease payments for energy saving systems compared with comparable period of 2009.

Comparison of Three Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	$11,119,312	100%	$18,425,620	100%
Sales of products	10,556,114	95%	18,425,620	100%
Contingent rental income	563,198	5%	-	-
Rental income	-	-	-	-%
Cost of sales	(8,162,970)	73%	(14,179,421)	77%
Cost of products	(8,162,970)	73%	(14,179,421)	77%
Rental expense	-	-	-	0%
Gross profit	2,956,342	27%	4,246,199	23%
Interest income on sales-type lease	3,952,830	35%	1,783,833	10%
Total operating income	6,909,172	62%	6,030,032	33%
Total operating expenses	(1,796,686)	16%	(1,375,230)	7%
Income from operations	5,112,486	46%	4,654,802	26%
Total non-operating income (expenses), net	(609,997)	(5)%	76,516	(0)%
Income before income tax	4,502,489	41%	4,731,318	26%
Income tax expense (benefit)	1,352,519	12%	(941,962)	(5)%
Less: net income (loss) attributable to noncontrolling interest	(103,246)	(1)%	7,739	-%
Net income	$3,046,724	28%	$3,797,095	21%

SALES. Net sales for the three months ended September 30, 2010 were $11.12 million while our net sales for the three months ended September 30, 2009 were $18.43 million, a decrease in revenues of $7.31 million. The sales in the third quarter of 2010 primarily was attributed to the sales of Zhongbao WHPG system and contingent rental income of $0.56 million from actual usage of electricity generated in addition to the minimum lease payments from our Shengwei Group-Tongchuan Project, Erdos Project and Shenmu Project, compared to the comparable period of 2009 in which sales for the Shenmu WGPG system occurred. We recorded sales of the Zhongbao WHPG system of $10.56 million, compared to the comparable period in 2009, when we recorded $18.43 million for Shenmu WGPG system. Sales (net of VAT) and cost of sales is recorded at the time of the leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the three months ended September 30, 2010 was $8.16 million while our cost of sales for the comparable period in 2009 was $14.18 million, a decrease of $6.02 million. Our cost of sales for the third quarter of 2010 was for a sales-type lease of Zhongbao WHPG system with a cost of $8.16 million. In the comparable period of 2009, the cost of sales consisted of the cost of Shenmu WGPG system with a cost of $14.18 million.

GROSS PROFIT. Gross profit was $2.96 million for the three months ended September 30, 2010 as compared to $4.25 million for the comparable period in 2009, representing a gross margin of 27% and 23% for the third quarters of 2010 and 2009, respectively. The increase in gross profit as a percentage was mainly from the profit of the sales-type leases of Zhongbao WHPG system with a gross profit margin of about 23% and the contingent rental income which increased average profit margin by 4%, while in the comparable period of 2009, the gross profit was from the sales type lease of Shenmu WGPG system with a profit margin of 23%.

OPERATING INCOME. Operating income was $6.91 million for the three months ended September 30, 2010 while our operating income for the comparable period in 2009 was $6.03 million, an increase of $0.88 million. The growth in operating income was mainly due to the sales of the Zhongbao WHPG system, and increase in interest income from the sales-type lease systems, which were from two TRT systems,  two CHPG systems, one WGPG system, one biomass power generation system, and two waste heat power generating systems associated with our Erdos Phase I project. The interest income for the three months ended September 30, 2010 was $3.95 million, compared to interest income of $1.78 million in the comparable period of 2009, an increase $2.17 million; the interest income was from two TRT and two CHPG systems only in the three months ending September 30, 2009.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.80 million for the three months ended September 30, 2010 as compared to $1.38 million for the comparable period in 2009, an increase of $0.42 million or 31%. This increase was mainly due to proportional increases in our payroll, welfare and marketing expenses as a result of our increased sales and expansion of our business; in addition, we recorded $0.51 million compensation expenses for stock options and warrants during the three months ended September 30, 2010, compared to $0.69 million for the comparable period in 2009. We also recorded $0.60 million stock compensation cost resulting from settlement of a lawsuit with a consulting firm during the three months ended September 30, 2010.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended September 30, 2010, the net of non-operating expenses was $0.61 million; compared to the comparable period of 2009, this was an increase of $0.69 million from the net of non-operating income of $76,516 during the three months ended September 30, 2009, mainly due to the $0.45 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied to 2009 audited net profit, while there was no similar non-operating expense for the comparable period in 2009.

INCOME TAX EXPENSE. The income tax expense was $1.35 million for the three months ended September 30, 2010, an increase of $0.41 million compared to $0.94 million for the comparable period of 2009. The increase was mainly due to the increase of income before income tax from $5.50 million during three months ended September 30, 2009 to $6.47 million during the comparable period of 2010. The income tax rate for Shanghai TCH was 20% and 22% for 2009 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.

NET INCOME. Our net income for the three months ended September 30, 2010 was $3.05 million as compared to $3.80 million for the comparable period in 2009, a decrease of $0.75 million. This decrease in net income was mainly due to sale of the Zhongbao WHPG system at $10.56 million in the third quarter of 2010, while in the comparable period of 2009, the sale of the Shenmu WGPG system was at $18.43 million. Besides the sales of product, there was an increase in the interest income from sales-type leases of one CHPG system, one WGPG system, one biomass power generation systems and two waste heat power generating systems in the third quarter of 2010, as compared to the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 2010 and 2009

As of September 30, 2010, the Company had cash and cash equivalents of $6.49 million, other current assets were $11.92 million and current liabilities were $25.91 million.  Working capital was negative $7.50 million. The debt-to-equity ratio was 0.79:1 at September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$13,464,246	$4,131,785
Investing Activities	(28,290,195)	(13,909,272)
Financing Activities	20,213,268	8,190,797

Net cash flow provided by operating activities was $13.46 million during the nine months ended September 30, 2010, as compared to $4.13 million provided in the comparable period of 2009. The increase in net cash inflow was mainly due to the increase in net income, as well as increase in accounts payable outstanding despite the payment of $10 million for construction in progress of Erdos Phase II and III projects, which was consider as an operating activity due to the similar nature of producing an inventory for sale.

Net cash flow used in investing activities was $28.29 million during the nine months ended September 30, 2010, compared to $13.91 million used in the comparable period of 2009. The increase of net cash flow used in investing activities during the nine months ended September 30, 2010 was mainly due to increases in our initial investment in sales type leases of $30.72 million, which consisted of $9.73 million for the second 9MW capacity power station of Erdos Phase-I recycling waste heat power generating system, $10.27 million for the Biomass Power Generation system of Pucheng and $10.47 million for the Zhongbao WHPG system, as well as an increase in restricted cash of $0.75 million to the bank as collateral for bank acceptances.

Net cash flow provided by financing activities was $20.21 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $8.19 million for the comparable period in 2009. The increase was mainly due to the proceeds from a long term bank loan of $4.41 million and the second expansion of the Erdos trust plan of $11.39 million, the advance of $0.81 million from the minority shareholder of Erdos TCH for paying certain operating expenses of Erdos project, $2.64 million advance from one shareholder for company’s working capital needs, and $0.91 million capital contribution by the minority shareholder of Erdos TCH.

We believe we have sufficient cash to continue our current business through September 2011 due to stable recurring receipts from interest income from sales type leases in place. As of September 30, 2010, we have two TRT systems, two CHPG systems, one WGPG system, two recycling waste heat power generating systems and one BMPG, currently generating net cash inflow. In addition, we may have access to a revolving line of credit and other forms of bank loans in case of instant need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2010.

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

This note bears interest at 5% and matures on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  Based on our after-tax profits in 2009, the initial conversion price is $1.29 per share, and this note was convertible in full into 3,875,969 shares of our common stock as of September 30, 2010.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with maturity on April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of September 30, 2010. These shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note.

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $3.0 million at September 30, 2010, which were collateralized by depositing cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

Loan Payable – Collective Capital Trust Plan

On December 3, 2009, Beijing International Trust Co., Ltd. (“Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (“Plan”), pursuant to the Capital Trust Loan Agreement entered into by Erdos TCH Energy Saving Development Co., Ltd and Beijing Trust dated November 19, 2009. Under the Plan, Beijing Trust raised RMB 181,880,000 ($26.75 million) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan are loaned to Erdos TCH in connection with the construction and operation of Phases II and III of the Erdos Power Generation Projects. These projects, when completed, will recycle waste heat from Erdos Metallurgy’s metal refining plants to generate electric power and steam, which will then be sold back to Erdos Metallurgy.

The Plan included 145,500,000 category A preferred trust units ($21.4 million), consisting of 12,450,000 category A1 preferred trust units ($1.8 million), 15,000,000 category A2 preferred trust units ($2.2 million), 118,050,000 category A3 preferred trust units ($17.4 million); and 36,380,000 category B secondary trust units ($5.35 million), consisting of 9,100,000 category B1 secondary trust units ($1.34 million) and 27,280,000 category B2 secondary trust units ($4.01 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

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

In December 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.30 million), of which 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units ($4.73 million) were purchased by Xi’an TCH; the amount of $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the Company’s consolidated financial statements. The net long term loan payable under this trust plan was $25.58 million at December 31, 2009. Interest expense accrued on this trust loan was $0 at December 31, 2009.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under this trust plan was $37.13 million at September 30, 2010.  Interest expense accrued on this trust loan was $2.51 million at September 30, 2010.

In addition to the above, under the Loan Agreement, Erdos TCH must pay a management incentive benefit to Beijing Trust upon maturity of the category A3 and category B trust units in December 2013 if the ratio of Erdos TCH’s profit to its registered capital exceeds a base amount. If this criterion is met, the amount of the management incentive benefit is calculated based on a formula tied to Erdos TCH’s net profit and the average registered capital for the 2012 fiscal year. Under this formula the management incentive benefit could range between 0% and 100% of the net profit of Erdos TCH in the 2012 fiscal year.

The management incentive benefit was structured to provide an incentive to management to make the joint venture profitable. Under the Plan, Beijing Trust will distribute the entire amount of the management incentive benefit it receives to the holders of the category B trust units. As previously disclosed, the holders of the category B trust units are the management of Erdos TCH and Xi’an TCH. Category B trust units receive a lower base interest rate than the category A trust units but the economic return to the holders of category B trust units will be enhanced by any management incentive benefit.

Erdos TCH also agrees to share the benefits from Clean Development Mechanism ("CDM") under the Kyoto Protocol equally with Beijing Trust during the term of the loan. Any benefit received from CDM will be paid to Erdos Metallurgy first. Under the agreement with Xi’an TCH, Erdos Metallurgy agrees to deliver to Xi’an TCH 50% of the benefit Erdos Metallurgy receives. Xi’an TCH agrees to share 50% of the benefit it receives from Erdos Metallurgy with Erdos TCH. Under the Capital Trust Loan Agreement between Erdos TCH and Beijing Trust, Erdos TCH agrees that 50% of any benefit it receives will be delivered to Beijing Trust. Pursuant to the Plan, Beijing Trust will distribute 70% of the CDM benefit it receives to the holders of the category B trust units. The receipt of any CDM benefit is subject to a process of evaluation and certification of the project by the CDM Executive Board and is under the guidance of the Conference of the Parties of the United Nations Framework Convention on Climate Change. The first stages of the certification process have been completed successfully.

 Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,411,700) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $441,800) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku.

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

Xi’an TCH and Erdos TCH agreed not to use the loan to pay for related party transactions without Citi’s permission.  Xi’an TCH and Erdos TCH also agreed to deposit their income from sales of products and services into their accounts with Citi with a combined average monthly income amount of  no less than RMB 5 million ($0.73 million).   Xi’an TCH and Erdos TCH may not draw on the Citi Agreement until the monthly income amount reaches 80% of expected income amount, as set forth in the Citi Agreement for that month.  Each loan of Xi’an TCH and Erdos TCH should be no more than 35% of the maximum financing limit. If the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month, Citi has the right to suspend, cancel or terminate the financing and accelerate the maturity date of any outstanding amount and request immediate reimbursement.  As of September 30, 2010, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement. The Citi Agreement expired by its terms in October 2010.

Commitments

Erdos Phase II and III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $74 million (RMB 500 million). The Company split the construction of the projects into three phases, two systems of power generation in Phase I with a total of 18MW power capacity, three systems in Phase II with a total of 27MW power capacity and one system in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.  Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.  After 20 years, each system will be transferred to Erdos without any charge.

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation.  Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $ 922,000 (RMB 6.27 million) per year.

As of September 30, 2010 the projects of Erdos Phase II and Phase III are under construction. At September 30, 2010, the Company had paid $45.91 million for Phase II and Phase III.  The Company currently expects to complete Phase II in 2010 and Phase III in the first quarter of 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            [Removed and Reserved.]

None

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description

10.1	Notes Purchase Agreement among CREG, Sifang Holdings Co., Ltd., Shanghai TCH, Xi’an TCH and China Cinda (HK) Asset Management Co., Ltd.*

10.2	Capital Trust Loan Contract between Xi’an TCH and China Jingu International Trust Co., Ltd. *

10.3	Registration Rights Agreement between CREG and China Cinda (HK) Asset Management Co., Ltd. *

10.4	Amended & Restated Shareholders Agreement among CREG, Carlyle Growth Partners III, L.P., CAGP III Co-Investment, L.P., China Cinda (HK) Asset Management Co., Ltd. and Mr. Ku Guohua.*

10.5	Form of Secured Convertible Promissory Note with China Cinda (HK) Asset Management Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: November 15, 2010	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: November 15, 2010	/s/ Xinyu Peng
Xinyu Peng
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Notes Purchase Agreement among CREG, Sifang Holdings Co., Ltd., Shanghai TCH, Xi’an TCH and China Cinda (HK) Asset Management Co., Ltd.

10.2	Capital Trust Loan Contract between Xi’an TCH and China Jingu International Trust Co., Ltd.

10.3	Registration Rights Agreement between CREG and China Cinda (HK) Asset Management Co., Ltd.

10.4	Amended & Restated Shareholders Agreement among CREG, Carlyle Growth Partners III, L.P., CAGP III Co-Investment, L.P., China Cinda (HK) Asset Management Co., Ltd. and Mr. Ku Guohua.

10.5	Form of Secured Convertible Promissory Note with China Cinda (HK) Asset Management Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.