Form 10-K
period 2010-12-31
CHINA RECYCLING ENERGY CORP
filed 2011-03-31
CIK 721693

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number: 000-12536

China Recycling Energy Corporation
(Exact name of registrant as specified  in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

90-0093373
(I.R.S. Employer Identification No.)

12/F, Tower A Chang An International Building No. 88 Nan Guan Zheng Jie Xi An City, Shan Xi Province China (Address of principal executive offices)	710068 (Zip Code)

Registrant’s telephone number, including area code: (011) 86-29-8769-1097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 30, 2010, the last business day of the registrant’s second fiscal quarter, was $73,370,284.

As of March 29, 2011, the registrant had 39,198,982 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

i

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean China Recycling Energy Corporation., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and Sifang Holdings Co., Ltd.’s wholly-owned subsidiary, Shanghai TCH Energy Technology Co., Ltd. and Shanghai TCH Energy Technology Co., Ltd’s wholly-owned subsidiary, Xi’an TCH Energy Technology Co., Ltd. “China” and the “PRC” refer to the People’s Republic of China , excluding, for the purposes of this Form 10-K, Hong Kong, Macau and Taiwan. Prior to March 8, 2007, China Recycling Energy Corporation’s name was China Digital Wireless, Inc.

ITEM 1. BUSINESS

General

We currently engage in the recycling energy business, providing energy savings and recycling products and services. We are a leading developer of waste energy recycling projects for industrial applications in China, and we believe we are the only developer to use a Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries.  Our waste energy recycling projects allow customers who use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in iron and steel, nonferrous metal, cement, coal and petrochemical plants.  We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer. While some of our competitors offer projects targeting one or two verticals, we serve multiple verticals.

We develop fully-customized projects across several verticals to better meet customer’s energy recovery needs.  Our waste pressure-to-energy solution primarily consists of the Blast Furnace Top Gas Recovery Turbine Unit (“TRT”), a system that utilizes high pressure gas emitted from the blast furnace top to drive turbine units and generate electricity. Our waste heat-to-energy solution primarily consists of heat power generation projects for applications in cement, steel and nonferrous metal industries, which collect the residual heat from various manufacturing processes, e.g. the entrance and exit ends of the cement rotary kilns, to generate electricity. Our waste gas-to-energy solution primarily consists of the Waste Gas Power Generation system (“WGPG”) and the Combined Cycle Power Plant (the “CCPP”).  A WGPG system utilizes flammable waste gas from coal mining, petroleum exploitation, refinery processing or other sources as a fuel source to generate electricity through the use of a gas turbine. A CCPP system employs more than one power generating cycle to utilize the waste gas, which not only generates electricity by burning the flammable waste gas in a gas turbine (as a WGPG) but also uses the waste heat from burning the gas to make steam to generate additional electricity via a steam turbine.

We provide a clean-technology and energy-efficient solution aimed at improving the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs, lower their operating costs, extend the life of primary manufacturing equipment, and generate saleable emission credits under the Kyoto Protocol. Based on the differential between the cost to our customers of buying power from China’s national power grid and the cost to them of buying one of our projects, we believe our customers can recover the cost of our project within two to three years of operations.  In addition, our waste energy recycling projects allow our industrial customers to reduce their reliance on China’s centralized national power grid, which is prone to black-outs or brown-outs or is completely inaccessible from certain remote areas. Our projects generally produce lower carbon dioxide emissions and other pollutants, and are hence more environmentally-friendly than other forms of power generation.

Since 2007, we have primarily used the BOT model to serve our customers. For each project, we design, finance, construct and install the waste energy recycling projects for our customers, operate the projects for five to 20 years, and then transfer the projects to the owners. The BOT model creates a win-win solution for both our customers and us. We provide the capital expenditure financing in exchange for attractive returns on each project; our customers can focus their capital resources on their core businesses, do not need to invest additional capital to comply with government environmental regulations, reduce noise and emissions and reduce their energy costs. We in turn efficiently recapture our costs through the stream of lease payments.

We are headquartered in China. Our principal executive offices are located at 12/F, Tower A, Chang An International Building, No. 88 Nan Guan Zheng Jie, Xi’an City, Shaanxi Province, China, and our telephone number at this location is +86-29-8769-1097.

Company Overview and History

We began operations as a Colorado corporation known as Boulder Brewing Company, or Boulder Brewing. We were incorporated in Colorado on May 8, 1980 and operated as a microbrewery of various beers. Boulder Brewing was unable to become profitable within its core business, became illiquid, and was forced to divest itself of all of its assets. Boulder Brewing became dormant without any operations or assets in 1990.

In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and changed its name to Boulder Acquisitions, Inc., or Boulder Acquisitions. From the date of reincorporation until June 23, 2004, Boulder Acquisitions had no material operations or assets.

On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement, dated June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, representing approximately 89.7% of our post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the PRC.  We phased out and scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced that it ceased and discontinued these businesses.

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for the steel mills by using waste heat and steam to produce electricity for the operation of the mills

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009.

Our Projects

We design, finance, construct, operate and eventually transfer waste energy recycling projects to meet the energy saving and recovery needs of our customers. Our waste energy recycling projects use the pressure, heat or gas, which is generated as a byproduct of a variety of industrial processes to create electricity. The residual energy from industrial processes, which was traditionally wasted, may be captured in a recovery process and utilized by our waste energy recycling projects to generate electricity without burning additional fuel and without additional emissions.  Among a wide variety of waste-to-energy technologies and solutions, we primarily focus on waste pressure to energy systems, waste heat to energy systems and waste gas power generation systems. We do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite project for our customers.

Waste Pressure to Energy Systems

TRT is a power generating system utilizing the exhaust pressure and heat from industrial processes in the iron, steel, petrochemical, chemical and non-ferrous metals industries, often from blast furnace gases in the metal production industries.  Without TRT power systems, blast furnace gas is treated by various de-pressurizing valves to decrease its pressure and temperature before the gas is transmitted to end users.  No electricity is generated during the process and noise and heat pollution is released.  In a TRT system, the blast furnace gas produced during the smelting process is directed through the system to decrease its pressure and temperature.  The released pressure and heat is then utilized to drive the turbine unit to generate electricity, which is then transmitted back to the producer. We believe our projects are superior to those of our competitors due to the inclusion of advanced dry-type de-dusting technology, joined turbine systems, and automatic power grid synchronization. We invested and built three TRT projects in 2007 (one for Shanxi Zhangzhi Steel Group, and two for Hebei Xingtai Steel Group). In addition, we have one project currently under construction and scheduled to be completed in 2011 for Zhongbao, Binhai.

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

Waste Heat to Energy Systems

           Waste heat to energy systems utilize waste heat generated in industrial production to generate electricity.  The waste heat is trapped to heat a boiler to create steam and power a steam turbine.  Our waste heat to energy systems have used waste heat from cement production and from metal production. We invested and have built two cement low temperature heat power generation systems.  One (Tongchuan) was completed at the end of 2008 and the other (Jinyang) was completed in June 2009. These projects can use about 35% of the waste heat generated by the cement kiln, and generate up to 50% of the electricity needed to operate the cement plant.

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

Erdos Phase I Project

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2010, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW capacity electricity power generation systems were completed and put into operation through sales type leases with the similar terms of Phase I project. As of December 31, 2010, the Company had paid approximately $25.37 million for three 9 MW Capacity Electricity Generation Systems of Phase II and Phase III of the Erdos TCH power generation system projects. The third 9 MW power generation system of Phase II is expected to complete in the first quarter of 2011, and the Company currently expects to complete Phase III in the third quarter of 2011.

Waste Gas to Energy Systems

Our Waste Gas to Energy Systems primarily include Waste Gas Power Generation (“WGPG”) systems and Combined Cycle Power Plant (“CCPP”) systems. WGPG uses the flammable waste gases emitted from industrial production processes such as blast furnace gas, coke furnace gas, and oil gas, to power gas-fired generators to create energy. A CCPP system employs more than one power generating cycle to utilize the waste gas, which is more efficient because it not only generates electricity by burning the flammable waste gas in a gas-fired generator (WGPG) but also uses the waste heat from burning the gas to make steam to generate additional electricity via a steam generator (CCPP).

Shenmu Project

 On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  These contracts are for 10 years and provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Under the contracts, Shenmu will pay us an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under these contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under these contracts.

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering which is expected to occur in 2010 or 2011, but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of December 31, 2010, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $11.78 million as of December 31, 2010, have not been issued.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) system, which is an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under these contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 per ton. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million (approximately $352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of the report date.

Industry and Market Overview

Overview of Waste-to-Energy Industry

 The waste energy recycling industry concentrates mostly on power-intensive manufacturing and production processes, such as iron, steel and nonferrous metal production, cement production, and coal and petrochemical plants. Our waste energy recycling projects allow customers to recapture previously wasted pressure, heat, and gas from their manufacturing and production processes and use this waste to generate electricity. Waste energy recycling projects are installed at a customer’s facility and the electricity produced can be used on-site to lower energy costs and create a more efficient production process.  The industry verticals at the vanguard of this trend are metallurgical production (including iron & steel), cement, coal mining, coke production and petrochemicals.

 The industry also includes the conversion of biomass to electricity. For thousands of years, biomass, biological material derived from living organisms like plants and their byproducts, was burned to produce heat so as to convert it to energy.   A number of non-combustion methods are now available to convert raw biomass into a variety of gaseous, liquid, or solid fuels that can be used directly in a power plant to generate electricity.

Waste-to-Energy Industry Growth

 China has experienced rapid economic growth and industrialization in recent years, increasing the demand for electricity. By the end of 2009, China’s total installed generating capacity reached 874 GW, an increase of more than 40% over the capacity at the end of 2006. In the PRC, growth in energy consumption has exceeded growth in gross domestic product, causing a shortage of electricity with blackouts and brownouts over much of the country.  Much of the energy demand has been due to the expansion of energy intensive industrial sectors such as steel, cement, and chemicals. China’s increasing modernization and industrialization has made it the world’s second largest consumer of energy after the United States, accounting for over 15% of the world’s energy consumption.

 One result of this massive increase in electric generation capacity has been the rise of harmful emissions. China has surpassed the United States to become the world’s largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its consumption of conventional energy. About 99% of China’s 560 million city dwellers breathe unsafe air under EU standards, environmental problems have led to industrial cities where people rarely see the sun.  A 2005 report by Chinese environmental experts, quoted in a New York Times article (“As China Roars, Pollution Reaches Deadly Extremes,” August 26, 2007), estimated that annual premature deaths attributable to outdoor air pollution in China were likely to reach 550,000 in 2020.

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

Stringent Environmental Standards and Increasing Government Supports

            Since energy is a major strategic issue affecting the development of the Chinese economy, the Chinese government has promoted the development of recycling and encouraged enterprises to use waste energy recycling projects of the type we sell and service.  The China National Environment Protection Plan in the Eleventh Five Years (2006-2010) is focused on high energy consumption industries, including specific programs to support the building of waste energy recycling projects for application in iron, steel and nonferrous metal plants and in cement production lines. Given the worsening environment and insufficient energy supply in China, the Chinese government has implemented policies to curb pollution and reduce wasteful energy usage. The Renewable Energy Law, strict administrative measures to restrict investment and force consolidation in energy wasting industries, and the requirement to install energy-saving and environment protecting equipment whenever possible are just some ways the government is emphasizing the need to reduce emissions and to maximize energy creation. Local government officials, who sometimes flout central government policies for the sake of local GDP growth, are now required to tie emission, energy usage and pollution to GDP growth.  If local emissions of pollutants grows faster than the local GDP, these local officials face the risk of losing their jobs.  Such determination and strict enforcement by the central and local governments provide a good backdrop and growth opportunity for CREG’s business activities.

 The following table shows the funds invested, or expected to be invested, in the environmental protection industry by the Chinese government (in billion RMB).

	Eighth Five- Year Plan (1991-1995)	Ninth Five- Year Plan (1996-2000)	Tenth Five- Year Plan (2001-2005)	Eleventh Five- Year Plan (2006-2010)
Total Investment Amount (in billion RMB)	131	450	750	1,350
Percentage of PRC’s GDP	0.73%	1.3%	1.5%	1.5%

Source: China National Environmental Protection Plan in the Eleventh Five Years (2006-2010).

 Currently, recycled energy accounts for less than 1% of China’s total energy consumption. Because of environmental protection pressure, expanded efforts to improve infrastructure in western China with the related increase in production of cement and other heavy industrial products and emphasis on additional sources of electricity, demand for recycled energy, as a special and stable energy resource, should continue to grow in China.

Waste-to-Energy is a Cost-Effective Means to Meet Rising Energy Needs

 According to the International Energy Agency, China will need to add an additional 1300 GW to its electricity generating capacity to meet its future needs.  This demand may mean price increases for electricity in China.  With the need for more energy, in particular energy that does not cause additional emissions, and the relative low price of the waste-to-energy production we provide, we believe that our markets will continue to expand.

 Since China has been experiencing a dramatic surge in its energy consumption as well as widespread energy shortages, recycling energy is not only an attractive alternative to other sources of energy as part of a national diversification strategy to avoid dependence on any one energy source or politically sensitive energy supplies, but also a proven solution to make the use of energy more efficient.  Under current economic conditions and current tax and regulatory regimes, waste energy recycling projects generally can create price-competitive electricity compared to electricity generated from fossil fuels or other renewable sources.  Our customers can reduce energy costs significantly by installing our waste energy recycling projects. Compared to electricity from the national grid, the generating cost from recycling energy is lower, which means our customers can leverage the waste-to-energy projects to generate low-cost electricity, reducing energy costs for the manufacturing process. The current national grid electricity rate ranges from RMB 0.45-0.50/kwh and our operated recycling rate ranges from 0.35-0.45/kwh subject to project type, generating scale and local situation.

Customers of our energy recycling projects may also qualify for credits from the Clean Development Mechanism (“CDM”). The CDM is an international arrangement under the Kyoto Protocol allowing industrialized countries with a greenhouse gas reduction commitment to invest in ventures that reduce emissions in developing countries as an alternative to more expensive emission reductions in their own countries. In 2005, China’s government promulgated “Measures for Operation and Management of Clean Development Mechanism Projects in China” (“China CDM Measures”) to facilitate the application and operation of CDM project activities in China. Our energy recycling solutions are of a kind which falls into the beneficial categories accredited by the China CDM Measures, if our customers can get approval from the Chinese government and successfully register their projects in the United Nations’ CDM Executive Board, they can receive additional revenue income through exchanging their Certified Emission Reductions (“CER”) credits with investors in industrialized countries. As of April 6, 2010, 218 China CDM projects received CER credits from the United Nations.

Trends in Industries We Principally Service

Iron, Steel and Nonferrous Metal Industry

 Metallurgical enterprises, as the biggest industrial energy user in China, consume 13%-15% of the nation’s electricity.  Electricity consumed by the iron-smelting industry accounts for 40% of that consumed by metallurgical enterprises.   Despite improvements made in reducing the amount of energy consumed per ton of steel produced (from more than 900kgce/ton in 2000 to less than 750kgce/ton in 2008 according to the 2009 Report of China’s Iron & Steel Association), if all furnaces in the iron-smelting industry were equipped with waste energy recycling systems to utilize the waste heat and gas pressure that are byproducts of the metal producing process, electricity consumption in the industry could decrease by 30-45%.  Furthermore, environmental pollution would be reduced while energy efficiency improved in those heavy industries.  The same report of China’s Iron & Steel Association predicted 240 waste energy recycling projects will be installed in China from 2010 to 2012 for iron, steel and nonferrous metal producers.

 China is the largest producer and consumer of nonferrous metals with total output of ten major nonferrous metals reaching 25.2 million metric tons and total consumption at 25.17 million metric tons in 2008. However, the global economic downturn has slowed the momentum of China's nonferrous metal industry after keeping high-speed growth for almost a decade. A detailed three-year stimulus plan to support the nonferrous metal industry was released in the beginning of 2009 by the China’s State Council. Its purpose is to help the nonferrous metal sector maintain steady operations in 2009 and achieve a sustainable development by 2011. While China’s nonferrous metal import and export value decreased 11.27% in 2009 from 2008, the output of the ten major types of nonferrous metals exceeded 26 million tons in 2009, up 3 % from 2008.

 Environmental pollution, shortage of resources and energy shortage have been identified in China as three major challenges for China’s nonferrous metal industry. China aims to save 1.7 million tons of coal and 6 billion KWh of electricity per year, as well as reduce sulfur dioxide by 850,000 tons annually as part of the industrial upgrading for the nonferrous metallurgy sector and, at the same time, to improve the utilization efficiency for resources. In China, the utilization rate for the nonferrous metal mineral resources is 60%, which is 10 to 15% lower than developed countries. The utilization rate for associated nonferrous metals is only 40%, which is 20% lower than developed nations. In addition, parts of nonferrous mines located in different cities are disorganized with random mining, causing severe wastes of resources.

Cement Industry

 The Chinese construction industry accounted for approximately 20% of gross domestic product (GDP), contributing RMB 6.11 trillion in 2008. In November 2008, China launched a RMB 4 trillion (approximately $593 billion) fiscal stimulus package to bolster the economy, focusing on infrastructure projects such as new railways, roads, and airports.  Against this backdrop, the cement industry experienced significant growth. According to a February 2009 article of China’s Securities News, China’s total investment in the cement industry reached $15 billion (RMB 105 billion) in 2008, a 60% increase from 2007.  Of the investment, 65 percent was spent on New Suspension Pre-heater Dry Process (“NSP”) cement clinker production in 2008, a 10% increase from 2007. NSP cement clinker production can use waste energy recycling projects to utilize medium and low temperature residual heat from the cement production as a source to generate electricity.

 In the traditional cement making process in China, the residual heat is released without any further processing, thus causing significant waste heat in the environment.  During the period of the Chinese government’s Tenth Five-Year Plan, the output of NSP production lines reached 40% of the total cement output. The Eleventh Five-Year plan continues to promote the NSP production line as a primary goal for the cement industry. It was estimated that the percentage of NSP production lines of the total will rise to 70% by the end of 2009. At the end of the Tenth Five-Year Plan and the start of the Eleventh Five-Year Plan, the Chinese government called for an energy saving campaign and issued a Medium and Long-Term Plan on Special Energy-Saving that indicated that waste energy recycling projects should be widely used, and specified that 30 waste energy recycling projects be established annually on cement production lines with an output of 2000 tons daily. The 2007 Report of China’s Cement Association estimated there will be a demand for more than 400 waste energy recycling projects beyond 2010 for cement producers. The rapid development of NSP production creates a good opportunity for the development, marketing and sales of  waste energy recycling projects in the cement industry.

Coal and Petrochemicals

 Flammable waste gases emitted from industrial production processes, such as blast furnace gas, coke furnace gas, oil or gas can be used to power gas-fired generators to create energy.  Two large producers of these waste gases are coal mining and petrochemical refining.  The PRC is the largest coal producer and consumer in the world, getting more than 70% of its energy from coal. Coal is the dirtiest fossil fuel and a major cause of methane gas emissions, a greenhouse gas 21 times more potent than carbon dioxide.  In the PRC, more than 13 billion cubic meters of methane are released into the atmosphere each year.  Methane gas is found naturally in coal beds. In the 1950s, China began recovering methane to make mines safer. Now, as then, most of the captured methane is released into the air but it could be used as a clean energy source using waste energy recycling technologies.

Biomass Waste to Energy Industry

 In China, agricultural waste and biogas are two main sources for biomass waste. China has more than 600 million tons of wasted straw produced every year. It also has 19 billion tons of forest biomass, of which 300 million tons can be utilized as an energy source. The straw burning power industry will grow faster in China with supportive policies, development of new technologies and the formation of raw material collection and storage systems, according to the National Development and Reform Commission. Electricity generated from straw has a preferential price of RMB 0.25 per KWH higher than coal-fueled power when sold to the state grid. In addition, straw power plants enjoy a series of preferential policies including tax exemption.

 Biogas technology captures methane gases emitted from compostable materials and burns it to power a turbine to produce electricity. The waste that is usually disposed of in landfills is converted into liquid or gaseous fuels. By utilizing the resource from waste cellulosic or organic materials, biomass energy can be generated through the fermentation process.

Our Strategies

Focus on Core Verticals to Increase Market Share in China

 We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 120MW in 2010, to 250MW in 2011 and 400MW in 2012, respectively.

Expand to New Verticals with Future High Growth Potentials

 We plan to pursue disciplined and targeted expansion strategies for verticals which we currently do not serve. We are actively seeking and exploring opportunities to apply waste-to-energy technologies to new industries or segments with high growth potential, including glass, ceramics, magnesium metal and electrolytic aluminum industries. We are also  expanding into the biomass area and just completed our first biomass to power generation acquisition project in June 2010.  We believe that we have the flexibility to pursue acquisitions or develop new projects in-house through our existing research and development team. Our market entry strategy will focus on obtaining or developing new industrial applications in China as well as accesses to new market segments and customers, with the goal using our early mover advantage to become the industry standard maker and maintain our leading position in the waste-to-energy industry.

Increase Sales of Integrated Projects Targeting Large-Scale Customers

 Large-scale manufacturers have complex manufacturing processes, from multiple points of which we can collect waste pressure, heat or gas to generate electricity. In addition, we can also combine more than one power generating cycles to recycle the waste collected from such multi-point industrial processes, which results in improved overall energy efficiency. For example, the CCPP system combines both gas and steam cycles - a gas turbine generator generates electricity and the waste heat from the gas turbine is used to make steam to generate additional electricity via a steam turbine. We are targeting mid- to large-scale customers with highly intensive energy consumption, sizeable power generating capacity and substantial project investment requirement, e.g. RMB 500 million/ $73.5 million or above, which can benefit from economies of scale. We believe offering large-scale integrated systems will increase overall energy efficiency and promote higher customer satisfaction and in return provide us an attractive internal rate of return and higher barrier to entry through the establishment of long-term operation contracts.

Continually Enhance Research and Development Efforts

 In 2010 and 2009, we invested about $0.45 million and $0.2 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

Selectively Acquire Waste-to-Energy Power Plants

 While we have experienced substantial organic growth, we plan to pursue a disciplined acquisition strategy to accelerate our growth. Our strategy will focus on obtaining additional power generating capacity, research and development capabilities and access to new markets and customers.

             In early 2010, we designed and assisted the improvement and reconstruction of a traditional thermoelectricity generation system owned by Mr. Xueyi Dong into a biomass power generation system which will burn straw and rice hulls instead of coal.  On June 29, 2010, Xi’an TCH entered into the Biomass Power Generation Asset Transfer Agreement with Dong to acquire this system.  We have contracted to lease this system to PuCheng XinHengYuan Biomass Power Generation Co., Ltd. for a minimum RMB 1.9 million per month (approximately $0.28 million) for a term of 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of the lease agreement.  This is our first biomass project, and we expect to acquire or build more biomass projects in the future as we obtain more experience in their operations, including collecting and purchasing raw materials from local farmers

Our Business Models

            We have sold our products to our customers under two models:  the BOT model and the operating lease model, although we emphasize the BOT model which we believe is more economically beneficial to us and to our customers.

BOT Model

            We primarily engage in the “Build-Operate-Transfer” (the “BOT”) model to provide waste-to-energy solutions to our customers:

           “Build”

            We work directly with customers for each of our waste-to-energy projects. Our working process starts with a team of engineers that assesses and analyzes the specific needs of the customer to establish the design layout, equipment procurement list and capital expenditure budget for the project. Our sales team works closely with our engineering staff to present and negotiate the model with the customer.

            After the signing of a contract, we finance the entire capital expenditure budget ourselves and commence the construction and installation of the project. We do not manufacture the equipment and materials that are used in the construction of the waste-to-energy power generation facility. Rather, we incorporate standard power generating equipment into a fully integrated on-site waste energy recycling project for our customer. The construction and installation period ranges from three to 12 months subject to the project type, size and complexity.

            We usually engage an EPC general contractor, who is experienced in power plant and waste energy recycling project construction, to take charge of equipment procurement, project construction and installation. Our team of eight to 10 engineers participates in and monitors the equipment purchase process; this team also oversees the construction and installation activities to ensure that they are completed on time and meet our rigorous standards and specifications.

           “Operate”

            After the project has been installed at the customer site and passed a series of stringent tests, we either operate the project on our own or outsource the operation to a third-party vendor. For self-operation, we deploy two to three engineers to the site to operate the waste energy recycling project on a day-to-day basis, and another 20 to 30 engineers in our Xi’an office to support the onsite team’s activities. In the alternative, we can engage a qualified and experienced third-party vendor to run the daily operation of the facility.  We intend to self-operate our projects and rely on third-party vendors if we do not have adequate manpower. So far, we have only used an outsourcing model on two cement low temperature heat power generation projects, Tongchuan and Jingyang. The operation period ranges from 5 to 20 years subject to the terms of each contract.

            During the operation period, the customer can purchase all the electricity at a below-market price. We collect energy-saving-based lease payments from the customer; the lease term is equivalent to the operation period, ranging from five to 20 years, and the payments are based on the sale by us as lessor to our customers as lessee of energy generated by the waste energy recycling project at below-market rates. The customer’s payments are based on a minimum operation schedule agreed upon by us with our customer, and are collateralized by assets of the customer and/or third party guarantees.  To reduce risk, we offer leasing services across a wide variety of industries and only target larger manufacturers or state-owned enterprises. Operation in excess of the minimum schedule enables us to receive additional revenues from the excess energy generated and sold to the customer.

           “Transfer”

            Based on the specific terms for each project, we eventually transfer the waste energy recycling project to the customer at no cost or a nominal cost upon the completion of the operation/lease period.

Why BOT

 Waste-to-energy projects are capital intensive, which requires the manufacturers to invest a considerable amount of cash to purchase equipment during the construction period. As a BOT service provider, we fund all contracted projects on our own or jointly with our customers; such financing arrangements can help our customers by removing or reducing the heavy capital expenditure burden required by specific projects, thereby allowing them to concentrate on their core business. While technologically mature in advanced countries, waste-to-energy projects are still new to most of China’s industrial companies and require intensive technology or know-how with respect to energy recycling and power generation. It is time-consuming or not feasible for industrial manufacturers to equip themselves with adequate expertise and technicians. Our specific sector knowledge and rich project experience allow us to construct, operate and maintain the power plants efficiently and to respond to operational issues in a timely and cost-efficient manner.

 In exchange for upfront capital investment, we require secured power generating capacity during the operation period and guaranteed attractive internal rates of return from each project. Our operation period ranges from 5 to 20 years, during which we are entitled to sell the recycled electricity to those customers at a predetermined rate. Such electricity sales are secured by long-term electricity production agreements with guarantees which result in minimum annual payments. We employ a process of stringent and systematic internal scrutiny on new customer development so as to minimize operational and default risk; for some smaller or non-SOE businesses, we require property collateral, management or third party guarantees, and/or prepayment of three months. As such, our cash inflow schedule from each in-operation project is fixed and predictable providing clear financial visibility.  Our payback period is generally two to three years, depending on the project size.

            In our experience, this BOT model is well received by our existing and potential customers in China. The insufficient supply of BOT vendors to the market is wholly due to the funding limitations of most of the recycling energy solution providers. Not all of our competitors have the ability to access sufficient capital on a timely basis.

Operating Lease Model

            In the past, we also has recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount.  We choose not to renew our lease agreements, and we do not expect any revenue in the future through such model

Contractor and Equipment Suppliers

 We generally conduct our project construction through an EPC general contractor. We select the EPC general contractor for each project through a bidding process; then we sign a contract with the selected contractor for that project. The general contractor may outsource parts of our project construction to subcontractors according to the complexity and economics of the project. The general contractor is responsible for purchasing equipment to satisfy the requirements of the project we design for our customer. We generally do not purchase equipment directly from the equipment suppliers, but our general contractors obtain our consent before selecting the equipment suppliers. Our engineering department is involved in the equipment supplier selection process together with our general contractors and makes sure our stringent standards and requirements have been appropriately applied in selection of the equipment. We currently have engaged Shaanxi Huaxin Energy Engineering Co., Ltd. and Xianyang Hengfeng Energy Engineering Co., Ltd. for our projects under construction, and we also maintain relationships with many other quality general contractors in China, including Wuxi Guolian, CITIC Heavy Industries Co., Ltd., A-Power Energy Generation Systems, Ltd.

As mentioned above, we do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite system. The key equipment used in our projects are the boilers and turbine generators, which represent the majority of equipment cost for each project. Though we do not place the direct procurement orders, we believe we maintain good relationships with those power generation equipment suppliers, and these relationships help provide cost-effective equipment purchasing by the general contractor for our intended projects and ensure the timely completion of these projects. We have well-established business relationships with most of the suppliers from whom our general contractors procure equipment, including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery, Chengdu Engine Group, Shanghai Electric Group, China Aviation Gas Turbine Co. Ltd and Xuji Electric. Therefore, we believe we have a strong position and support in equipment supply and installation, which benefit us, the general contractors and our customers.

Main Customers

Our customers are mainly mid- to large-size enterprises in China involving high energy-consuming businesses. Following our selection process described in the next paragraph, we conduct stringent evaluation procedures to identify and qualify potential customers and projects. To lower our investment and operational risk, we target companies with geographic or industry competitive advantages, with strong reputations and in good financial condition. Generally, our targets include steel and nonferrous metal mills with over 3 million tons of production capacity per year, cement plants with over 2 million tons of production capacity per year that utilize new-suspension-line process, and coking plants with over 600 tons production capacity per year.  Our customers include Zhonggang Binhai’s JV Plant (Zhongbao), which is China’s largest nickel steel plant; Erdos Metallurgy Co., Ltd., which is the largest ferrosilicon alloy plant in the world, as well as other mid- to large-scale players in their specific industries or geographies, including Shengwei Cement Group, Shenmu County Jiujiang Trading Co., Ltd. Our existing customers operate in Hebei province, Shanxi province, Shaan’xi province, and the Inner Mongolia Autonomic Region in China.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Marketing and Sales

            We market and sell our projects nationwide through our direct sales force of 25 employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

 Intellectual Property Rights

Trademark and Service Marks

We have applied for the service mark “TCH” in China, and the trademark and servicemark “CREG” in the U.S. which will be used in all of our business operations.

Patents

As of December 31, 2010, we owned two patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology..

Research and Development

In 2010 and 2009, we invested about $0.45 million and $0.2 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. Our subsidiary, Huaxin, was originally a research institute of Xingtai Iron and Steel Company and as of December 31, 2010 had 31 scientists and technicians, including 12 senior engineers, three of which are professor level senior engineers - the highest level senior engineer in China, who focus on technology development, engineering design and construction.  All of the Huaxin staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

 To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers that provides feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the South China University of Technology School of Power and Electricity and Xi’an University of Architecture and Technology gives us access to the latest developments in energy and waste to energy technologies as well as technical support of the research and development teams of these universities on integrated utilization of waste heat, gas and pressure to energy.

We have signed a five year consulting agreement with Mr. Gaozuo Zhang, one of the leading authorities in our industry and an inventor of several Chinese patents in waste heat to energy, as our advisor to assist and consult with us on waste heat to energy technology development and new technology applications.

 Government and Environmental Management System

We own all licenses that the Chinese governments require for our operations.

Competition

 In the past, waste energy recycling projects have been mainly installed by the industrial plants themselves.  These plants hire general contractors to purchase waste energy recycling equipment manufactured by third parties and with design support from government design institutes, which usually charge a one-time design fee, construct the projects on-site.  Pressure has increased on Chinese producers to become more energy-efficient, but many mid-sized companies do not have the special technical expertise or the capital to install and operate such waste energy recycling projects.  Many companies have begun to outsource these functions to third-party providers, creating an opportunity in a growing market.

 We are a leading developer of industrial waste energy recycling projects in China. To our knowledge, we are the only non-state owned enterprise primarily using a BOT model to provide energy saving and recovery systems for various energy intensive industries, such as cement, steel and metallurgy industries. We face competition from an array of market participants.

 Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies; however,  smaller private companies occasionally employ a BOT model to provide waste to energy systems.  The state-owned enterprises include Equipment and System Engineer Co., Ltd. of Hangzhou Steam Turbine & Power Group (Hangzhou Turbine) and Energy Saving Development Co., Ltd of China National Material Group. The private companies include China Senyuan Electronic Co., Ltd. and Nanjing Kaisheng Kaineng Environmental Energy.

We believe that there is a larger market in the waste-to-energy industry in China for systems constructed on the “Engineering Procurement Construction” or “EPC” model in which customers purchase the services of a contractor to construct a system for the customer at the customer’s expense. Service providers include Dalian East New Energy Development, Nanjing Kaisheng Cement Technology and Engineering Co., Ltd., Jiangxi Sifang Energy Co., Ltd., Beijing Century Benefits Co., Ltd., Beijing Shineng Zhongjin Energy Technology Co., Ltd., Kunming Sunwise Co., Ltd. and China Everbright International Ltd. We compete with EPC providers for waste-to-energy projects when potential customers are able to obtain external financing or have the necessary capital.

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

As of December 31, 2010, we had 214 employees:

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

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.creg-cn.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 1A. RISK FACTORS

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of new services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions in the energy recycling market;

•	changes in the economic performance or market valuations of other companies involved in the same industry;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	failure to maintain compliance with NASDAQ listing rules;

•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	potential litigation;

•	conditions in the market; or

•	relatively small size of shares of our common stock available for purchase.

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

Our revenue depends on gaining new customers and project contracts and purchase commitments from customers.

 Currently and historically, we have only had a limited number of projects in process at any time. Thus, our revenues have historically resulted, and are expected to continue in the immediate future to result, primarily from the sale and operation of our waste energy recycling projects that, once completed, typically produce ongoing revenues from energy production. Customers may change or delay orders for any number of reasons, such as force majeure or seasonality factors that are unrelated to us. As a result, in order to maintain and expand our business, we must continue to develop and obtain new orders. However, it is difficult to predict whether and when we will receive such orders or project contracts due to the lengthy process, which may be affected by factors that we do not control, such as market and economic conditions, financing arrangements, commodity prices, environmental issues and government approvals.

We currently rely on a small number of projects for significant portions of our revenues, and our operating results may decline significantly if we experience delay or fail to secure additional large projects.

Currently, we rely on a few new projects to provide a substantial portion of our revenues in each year. We believe that we will continue to derive in the near future, a significant portion of our sales from a limited number of projects and transactions with customers. While we derive a stream of revenue for completed projects through the ongoing sales of power production, the majority of our annual revenues currently depend on the construction and initial leasing of our projects.  Therefore, the delay of completion or cancellation of a large project or a significant reduction in scope could significantly reduce our revenues. In addition, if we fail to secure an equal number of large transactions in the future, our results could be negatively impacted.

Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

 Since late 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession.  It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further.  As a result, these conditions could adversely affect our financial condition and results of operations.

The global economic crisis has also resulted in tighter credit conditions, which may lead to higher financing costs. Although poor market conditions can act as an incentive for our customers to reduce their energy costs, if the global economic crisis persists and has material adverse effects on our customers’ business, our customers may delay or cancel their plan of installing waste energy recycling projects.

Decreases in the price of coal, oil and gas or a decline in popular support for “green” energy technologies could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business.

 Higher coal, oil and gas prices provide incentives for customers to invest in “green” energy technologies such as our waste energy recycling projects that reduce their need for fossil fuels. Conversely, lower coal, oil and gas prices would tend to reduce the incentive for customers to invest in capital equipment to produce electric power or seek out alternative energy sources. Demand for our projects and services depends in part on the current and future commodity prices of coal, oil and gas. We have no control over the current or future prices of these commodities.

In addition, popular support by governments, corporations and individuals for “green” energy technologies may change. Because of the ongoing development of, and the possible change in support for, “green” energy technologies we cannot assure you that negative changes to this industry will not occur. Changes in government or popular support for “green” energy technologies could have a material adverse effect on our business, prospects and results of operations.

Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business.

Our revenues are dependent on the ability to provide savings on energy costs for our clients.  According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 5.9% in 2010. The China Electricity Council has forecast that the rate of growth in China’s electricity demand will continue to increase in 2011 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances.  If these changes reduced the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

Our use of a “Build-Operate-Transfer” model requires us to invest substantial financial and technical resources in a project before we deliver a waste energy recycling project.

We use a “Build-Operate-Transfer” model to provide our waste energy recycling projects to our customers.  This process requires us to provide significant capital at the beginning of each project.  The design, construction and completion of a waste energy recycling project is highly technical and the time necessary to complete a project can take three to 12 months without any delays, including delays outside our control such as from the result of customer’s operations, and we incur significant expenses as part of this process. Our initial cash outlay and the length of the delivery time makes us particularly vulnerable to the loss of a significant customer or contract because we may be unable to quickly replace the lost cash flow.

Our BOT model and the accounting for our projects as sales-type leases could result in a difference between our revenue recognition and our cash flows.

 While we recognize a large portion of the revenue from each project when it goes on-line, all of the cash flow from the project is received in even monthly payments across the term of the lease.  Although our revenues may be high, the initial cash outlay required for each project is substantial and even with the recovery of this cost in the early years of each lease, we may need to raise additional capital resulting in a dilution in your holdings.  This discrepancy between revenue recognition and cash flow could also contribute to volatility in our stock price.

There is collection risk associated with payments to be received over the terms of agreements with customers of our waste energy recycling projects.

We are dependent in part on the viability of our customers for collections under our BOT model. Customers may experience financial difficulties that could cause them to be unable to fulfill their contractual payment obligations to us. Although our customers usually provide collateral or other guarantees to secure their obligations to provide the minimum electricity income from the waste energy recycling projects, there is no guarantee that such collateral will be sufficient to meet all obligations under the respective contract.  As a result, our future revenues and cash flows could be adversely affected.

We may not be able to assemble and deliver our waste energy recycling projects as quickly as customers may require which could cause us to lose sales and could harm our reputation.

 We may not be able to assemble our waste energy recycling projects and deliver them to our customers at the times they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to

•	the failure of a supplier to deliver needed components on a timely basis or of acceptable quality;

•	equipment failures;

•	personnel shortage;

•	labor disputes; or

•	transportation disruptions.

 Assembly of our waste energy recycling projects is complex. If we fail to assemble and deliver our waste energy recycling projects in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.

We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected.

 Currently, the PRC waste energy recycling market is fragmented but competitive. As the industry evolves, we anticipate that competition will increase. We currently face competition primarily from companies that focus on one type of waste energy recycling project or one industry in the waste energy recycling market, some of which may have more expertise in their area of focus than we do. We also compete against companies that have substantial competitive advantage because of longer operating histories and larger marketing budgets, as well as substantially greater financial and other resources than us.  Our largest potential clients may choose to build their own systems.  National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition or could choose to target medium to small companies in our traditional markets. Competitors could focus their substantial resources on developing a more attractive solution set than ours or products with technologies that reduce demand for energy beyond what our solutions can provide and at cheaper prices.  Competition also places downward pressure on our contract prices and profit margins, which presents us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

 If our waste energy recycling projects, methods, processes and other technologies infringe proprietary rights of other parties, we may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our waste energy recycling projects or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources and we could incur substantial costs.

 We believe we have taken reasonable steps, including prior patent searches, to ensure we have the freedom to operate under our intellectual property rights, and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, a third-party patent may have been filed or will be filed that may contain subject matter of relevance to our development, causing a third-party patent holder to claim infringement. Resolution of such issues sometimes results in lengthy and costly legal proceedings, the outcome of which we cannot predict accurately.

We may not be able to adequately respond to changes in technology affecting the waste energy recycling industry.

Our industry could experience rapid technological changes and new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features which render the systems used in our projects obsolete or less marketable. Our future success will depend, in part, on our ability to respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new systems or enhancing our existing systems and technology on a timely basis. Our new technologies or enhancements may not achieve market acceptance. Our pursuit of new technologies may require substantial time and expense.  We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our projects to new technologies as they emerge.

We are dependent on third parties for manufacturing key components and delays by third parties may cause delays in assembly and increased costs to us.

We rely upon third parties for the manufacture of key components.  Delays and difficulties in the manufacturing of our waste energy recycling projects could substantially harm our revenues. There are limited sources of supply for some key waste energy recycling project components. Business disruptions, financial difficulties of the manufacturers or suppliers of these components, or raw material shortages could increase our costs, reduce the availability of these components or delay our delivery of projects to customers. To date, we have been able to obtain adequate supplies of these key components.  If we are unable to obtain a sufficient supply of required components, we could experience significant delays in construction, which could result in the loss of orders and customers, and could materially and adversely affect our business, financial condition and results of operations. If the cost of components increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Risks Related to the People’s Republic of China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely the demand for our projects and our business.

 Currently, all of our operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

 While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

 The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products. In addition, the PRC government, which regulates the power industry in China, has adopted laws related to renewable energy, and has adopted policies for the accelerated development of renewable energy as part of a Development Plan promulgated on August 31, 2007.

 Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Restrictions under PRC law on our subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

 We conduct all of our business through our consolidated subsidiaries and affiliated companies operating in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations imposed by government regulations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements and these may not be calculated in the same manner as US GAAP.  In addition, each of our subsidiaries in China is required to set aside a certain amount of its after-tax profits each year, if any, to fund certain statutory reserves. These reserves are not distributable as cash dividends. Furthermore, if our subsidiaries in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.  Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

 The value of the Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day.  Since the adoption of this new policy, the value of the RMB against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms even if there is no underlying change in our business or results of operations. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

The PRC currency is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future. In addition, changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

 The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB are to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

 The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

There are significant uncertainties under the Enterprise Income Tax Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiaries and tax on any dividends we pay to our non-PRC stockholders.

 The Enterprise Income Tax Law, also known as the EIT Law, provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise that is controlled domestically will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC.

 In addition, dividends paid by us to our non-PRC stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC stockholders.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (Circular 698) which was released in December 2009 with retroactive effect from January 1, 2008.

 The State Administration of Taxation issued a circular, or Circular 698, on December 10, 2009, that reinforces taxation on transfer of non-listed shares by non-resident enterprises through overseas holding vehicles. Circular 698 applies retroactively and was deemed to be effective as of January 1, 2010.  Pursuant to Circular 698, where (i) a foreign investor who indirectly holds equity interest in a PRC resident enterprise through an offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and (ii) the offshore holding company is located in a jurisdiction where the effective tax rate is lower than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and there is no reasonable commercial purpose other than avoidance of PRC enterprise income tax, the tax authorities will have the power to conduct a substance-over-form re-assessment of the nature of the equity transfer. A reasonable commercial purpose may be established when the overall offshore structure is set up to comply with the requirements of supervising authorities of international capital markets. If the State Administration of Taxation’s challenge of a transfer is successful, they will deny the existence of the offshore holding company that is used for tax planning purposes. Since Circular 698 has a short history, there is uncertainty as to its application. We and our foreign investors may become at risk of being taxed under Circular 698 and may be required to expend resources to comply with Circular 698 or to establish that we or our foreign investors should not be taxed under Circular 698, which could have a material adverse effect on our or our foreign investors’ financial condition and results of operations.

PRC regulation of loans to and direct investment by offshore holding companies in PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating companies, which could materially and adversely affect our liquidity and ability to fund and expand our business.

 As an offshore holding company of PRC operating companies, we may make loans or additional capital contributions to our PRC operating companies.  Any loans to our PRC operating companies are subject to PRC regulations.  For example, loans to our operating companies in China to finance their activities may not exceed statutory limits and must be registered with SAFE.  If we decide to make capital contributions to our operating entities in the PRC, the PRC Ministry of Commerce, or MOFCOM, (or MOFCOM’s local counterpart, depending on the amount involved) must approve these capital contributions. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to any such capital contributions. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our ability to fund and expand our business.

We may face PRC regulatory risks relating to our equity incentive plan.

 On March 28, 2007, the SAFE promulgated a notice requiring PRC individuals who are granted stock options and other types of stock-based awards by an overseas publicly-listed company to obtain approval from the local SAFE branch through an agent of the overseas publicly-listed company (generally its PRC subsidiary or a financial institution).

 We have urged our PRC management personnel, directors, employees and consultants who have been granted stock options under our 2007 Plan to register them with the local SAFE pursuant to the said regulation. However, we cannot ensure that each of these individuals have carried out all of the required registration procedures.

 If we, or any of these persons, fail to comply with the relevant rules or requirements, we may be subject to penalties, and may become subject to more stringent review and approval processes with respect to our foreign exchange activities, such as our PRC subsidiaries’ dividend payment to us or borrowing foreign currency loans, all of which may adversely affect our business and financial condition.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

 The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

 Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China in particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after violation.

 The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent others from violating our rights. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws.

 We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. It is our policy to prohibit our employees and to discourage our agents, representatives and consultants from engaging in such practices. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. We could suffer severe penalties in that event. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or which we acquire.

We may have difficulty maintaining adequate management, legal and financial controls in the PRC.

 The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, and especially given that we are a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and other applicable laws, rules and regulations. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the market price of our stock.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our ordinary shares may be adversely impacted.

 As directed by SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our reporting processes, which could adversely impact the market price of our common stock.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

 We are a Nevada corporation but most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

A failure by our stockholders or beneficial owners who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which could adversely affect our business and financial condition.

 On October 21, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Offshore Special Purpose Vehicles, or SAFE Circular 75. SAFE Circular 75 states that PRC residents (including both legal persons and natural persons) must register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC residents. In addition, such PRC residents must update their SAFE registrations when the offshore SPV undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. To further clarify the implementation of SAFE Circular 75, the General Affairs Department of SAFE issued SAFE Circular 106 on May 29, 2007. Under SAFE Circular 106, PRC subsidiaries of an offshore company governed by SAFE Circular 75 are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If our shareholders who are PRC residents do not complete their registration with the local SAFE authorities, our PRC subsidiaries will be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries.

 We are committed to complying, and to ensuring that our shareholders, who are PRC residents, comply with the SAFE Circular 75 requirements. We believe that all of our PRC resident shareholders and beneficial owners have completed their required registrations with SAFE, or are otherwise in the process of registering. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 75 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with SAFE Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

PRC regulations involve complex procedures for acquisitions conducted by foreign investors that could make our restructuring or this offering subject to government approval.

 Pursuant to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), effective as of September 8, 2006 and revised as of June 22, 2009, additional procedures and requirements were established that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies and special anti-monopoly submissions for parties meeting certain reporting thresholds.

 The M&A Rule require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of MOFCOM prior to a cross-border share swap and the CSRC prior to the public listing of their securities on an overseas stock exchange through share swap.  On September 21, 2006, pursuant to the M&A Rule and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchange by special purpose vehicles, however, the CSRC currently has not issued any definitive rule concerning whether this offering is subject to the M&A Rule and Related Clarifications.

 There are substantial uncertainties regarding the interpretation and application of the above rules, and MOFCOM and CSRC have yet to promulgate any written provisions or formally to declare or state whether the overseas listing of PRC related company similar to the case of us shall be subject to the approvals of MOFCOM and CSRC.  If MOFCOM and CSRC approvals are required in connection with our previous restructuring and this offering, our failure to obtain or delay in obtaining such approval could result in penalties imposed by MOFCOM, CSRC and other PRC regulatory agencies.  These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, operations and financial conditions.

 Notwithstanding those provisions, we are advised by our PRC counsel, Kang Da Law Firm, that MOFCOM and CSRC approvals are not required in the context of our previous restructuring and this offering because our previous restructuring does not constitute a cross-border share swap contemplated by the M&A Rule.  However, we cannot assure you that the relevant PRC government agencies, including MOFCOM and CSRC, would reach the same conclusion, and we still cannot rule out the possibility that MOFCOM and CSRC may deem our listing structure as circumventing the M&A Rule and Related Clarifications, in particular in consideration of the facts that our restructuring was completed through several steps.  Please refer to the Company History section about our restructuring.

PRC regulations also involve complex procedures for acquisitions conducted by foreign investors that could make it more difficult for us to grow through acquisitions.

 We may grow our business in part by acquiring other companies in the PRC. Complying with the requirements of the  M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Our labor costs may increase due to the implementation of the new PRC Labor Contract Law.

 The PRC Labor Contract Law was adopted by the Standing Committee of the National People’s Congress of PRC in June 2007 and became effective on January 1, 2008. The Implementation Rules of the PRC Labor Contract Law were passed by the PRC State Council in September 2008 and became effective that same month. The implementation of the new law and its Implementation Rules, particularly the following provisions, may increase our labor costs: (a) an employer shall make monetary compensation, which shall be based on the number of an employee’s working years with the employer at the rate of one month’s wage for each year, to the employee upon termination of an employment contract with certain exceptions (for example, in circumstances where the term of a fixed-term employment contract expires and the employee does not agree to renew the contract even though the conditions offered by the employer are the same as or better than those stipulated in the current contract); (b) the wages of an employee who is on probation may not be less than the lowest wage level for the same job with the employer or less than 80% of the wage agreed upon in the employment contract, and may not be less than the local minimum wage rate; (c) if an employee has been working for the employer for a consecutive period of not less than 10 years, or if a fixed-term employment contract with an employee was entered into on two consecutive occasions, generally the employer should enter into an open-ended employment contract with such employee, unless the employee requests a fixed-term employment contract; (d) if an employer fails, in violation of the related provisions, to enter into an open-ended employment contract with an employee, it shall in each month pay to the employee twice his wage, starting from the date on which an open-ended employment contract should have been entered into; (e) if an employer fails to enter into a written employment contract with an employee more than one month but less than one year after the date on which it started employing him, it shall in each month pay to the employee twice his wage; and (f) if an employer hires an employee whose employment contract with another employer has not yet been terminated or ended, causing the other employer to suffer a loss, the later hiring employer shall be jointly and severally liable with the employee for the compensation for such loss. Our labor costs may increase due to the implementation of the new PRC Labor Contract Law and the Implementation Rules of the PRC Labor Contract Law and our business and results of operations may be materially and adversely affected.

We have not made statutory contributions to the social insurance funds and public housing fund for our employees in accordance with applicable regulations, and this could subject us to fines and other penalties.

We have not made statutory contributions to the social insurance funds and public housing fund for all of our employees in accordance with applicable regulations, and this could subject us to fines and other penalties, such as fines, or requirement of making up contributions to the social insurance funds and public housing fund for our employees, which may cause adverse effect to our financial conditions and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 Not applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s stockholders during the fourth quarter of fiscal 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CREG.”  Prior to March 22, 2010, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the symbol “CREG”.  On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from “BAQI” to “CHDW.” On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”.  On March 29, 2011, the last reported sales price for our common stock was $2.71 per share. As of March 29, 2011, there were 39,198,982 shares of our common stock outstanding held by approximately 2,754 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2010 and 2009:

	2010				2009
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$3.50	$3.62	$5.09	$5.73	$4.30	$1.80	$1.00	$0.75

Low	2.64	2.90	2.91	3.25	1.65	0.65	0.30	0.22

Close	3.05	3.13	3.75	5.00	4.12	1.73	0.99	0.44

Dividend Policy

We did not pay any cash dividends on our common stock in 2009 or 2010. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

There have been no sales of unregistered equity securities since December 31, 2009.  The Company did enter into certain loan and note agreements with rights to convert into equity securities in transactions which were reported on Form 8-K filed on August 20, 2010.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during the quarter ended December 31, 2010.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2010 that were either approved or not approved by our shareholders is as follows:

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

            In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and its name to Boulder Acquisitions, Inc., or Boulder Acquisitions. From the date of reincorporation until June 23, 2004, Boulder Acquisitions had no material operations or assets.

On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement, dated June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, approximately 89.7% of our post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the People’s Republic of China (“PRC”).  We phased out and scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced that it ceased and discontinued these businesses.

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for the steel mills by using waste heat and steam to produce electricity for the operation of the mills

On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation.

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009.

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Yingfeng is a Chinese company located in Xi’an, Shaanxi Province, China, which designs, sells, installs, and operates TRT systems and other renewable energy products.  Due to Yingfeng’s lack of capital in pursuing this project alone, Yingfeng sought Shanghai TCH’s cooperation.  On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement entered on April 8, 2007 were terminated.

On April 14, 2009, the Company incorporated a joint venture (“JV”) between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years.  As of December 31, 2010, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

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

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties into the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of RMB 1.1 million ($0.16 million). After the term is over and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

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

Erdos Phase I Project

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2010, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW capacity electricity power generation systems were completed and put into operation through sales type lease with the similar terms of Phase I project. At December 31, 2010, the Company paid approximately $25.37 million for the three 9 MW Capacity Electricity Generation Systems of Phase II and Phase III of the Erdos TCH power generation system projects. The third 9 MW power generation system of Phase II is expected to complete in the first quarter of 2011. And the Company currently expects to complete Phase III in the third quarter of 2011.

Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent  with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million (approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering which is expected to occur in 2010 or 2011, but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of December 31, 2010, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $11.78 million as of December 31, 2010, have not been issued.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) system, which is an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 per ton. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million (approximately $352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of December 31, 2010.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the noncontrolling interest.  Total sales and interest income with this noncontrolling interest was $41.7 million and $2.5 million for 2010, and $10.4 million and $0 for 2009, respectively.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and its JV, Sifang Holdings, Shanghai TCH, and Shanghai TCH’s subsidiaries Xi’an TCH, Huaxin and Huahong, and Erdos TCH in which 93% of the investment is from Xi’an TCH. Xi’an TCH, Huaxin and Huahong engage in the same business as Shanghai TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represents substantially all of the Company’s consolidated assets and liabilities as of December 31, 2010 and 2009, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Recent Accounting Pronouncements

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

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	$75,605,538	100%	$44,235,208	100%
Sales of products	74,280,703	98%	38,286,835	87%
Contingent rental income	1,324,835	2%	-	-
Rental income	-	-	5,948,373	13%
Cost of sales	(57,033,984)	75%	(33,601,015)	76%
Cost of products	(57,033,984)	75%	(29,451,411)	77%
Rental expense	-	-	(4,149,604)	70%
Gross profit	18,571,554	25%	10,634,193	24%
Interest income on sales-type lease	15,136,643	20%	7,052,574	16%
Total operating income	33,708,197	45%	17,686,767	40%
Total operating expenses	(6,340,426)	9%	(4,194,632)	9%
Income from operations	27,367,771	36%	13,492,135	31%
Total non-operating expenses, net	(2,675,662)	(4)%	(483,992)	(1)%
Income before income tax	24,692,109	32%	13,008,143	30%
Income tax expense	6,866,040	9%	2,946,387	7%
Less: net income attributable to noncontrolling interest	(1,793,472)	(2)%	(352,480)	1%
Net income	$16,032,597	21%	$9,709,276	22%

SALES. Net sales for 2010 were $75.61 million while our net sales for 2009 were $44.24 million, an increase of $31.37 million. The increase primarily was due to (1) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in the first quarter of 2010; Phase I project included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009; (2) the completion of transformation and sale of Pucheng Biomass Power Generation System; (3) the completion of transformation and sale of Zhongbao Waste Heat Power Generation System; (4) the completion of transformation and sale of two 9MW capacity recycling wasted heat power generation systems of Erdos Phase II project through sales-type lease in the fourth quarter of 2010; Phase II project included three 9MW units; and (5) contingent rental income of $1.32 million from actual usage of the electricity in addition to the minimum lease payments from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project. In 2009, we recorded $9.51 million revenue from the sale of the Jin Yang CHPG system, $18.43 million revenue from the sale of the Shenmu WGPG system and $10.34 million revenue from sale of the Erdos Phase I first 9MW recycling wasted heat power generation system, and rental income of approximately $5.95 million from leasing our two power generating systems through an operating lease, which were not renewed when they expired in April, 2009. For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for 2010 was $57.03 million while our cost of sales for 2009 was $33.60 million, an increase of $23.43 million. Our cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project, the first and the third 9MW recycling waste heat power generation system of Erdos Phase II project, the Pucheng biomass power generation system and the Zhongbao WHPG System. For 2009, the cost of sales was for Shengwei Jinyang heat power generation system, Shenmu WGPG system, Erdos Phase I first 9MW recycling wasted heat power generation system and the operating lease as we leased two power generating systems under one-year, non-cancellable leases since April of 2008, which we subleased for higher monthly rental income under a one-year, non-cancellable lease.

GROSS PROFIT. Gross profit was $18.57 million for 2010 compared to $10.63 million for 2009, a gross margin of 25% and 24% for 2010 and 2009, respectively. The gross profit was mainly from the selling of the Erdos Phase I second 9MW capacity power station in the first quarter of 2010, Pucheng Biomass power generation system in the second quarter of 2010 and Zhongbao WHPG system in the third quarter of 2010 and Erdos Phase II first and third 9MW recycling waste heat power generation systems in the fourth quarter of 2010, while in 2009, it was mainly for the selling of the Jinyang Shengwei heat power generation system, the Shenmu WGPG system, the Erdos Phase I first 9 MW power generation system and the operating lease business in connection with leasing out two energy recycling power generation equipment systems since April of 2008.

OPERATING INCOME. Operating income was $33.71 million for 2010 while our operating income for 2009 was $17.69 million, an increase of $16.02 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing. Interest income on sales-type leases for 2010 was $15.14 million, an $8.08 million increase from $7.05 million for 2009.  During 2010, the interest income was derived from nine systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project, the Pucheng biomass power generation system and Zhongbao WHPG system. Two 9MW waste heat power generating systems of Erdos Phase II project were sold at the end of 2010 and will start to generate interest income in 2011. During 2009, the interest income was derived from our two TRT systems, two CHPG systems and one WGPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $6.34 million for 2010 as compared to $4.19 million for 2009, an increase of $2.15 million or 51%. The increase was due to proportional increases in our payroll, welfare and marketing expenses as a result of sales of the second 9MW capacity power station of the Erdos Phase I project, the Pucheng biomass power generation system, the Zhongbao WHPG system, the first and third 9MW recycling waste heat power generation systems of Erdos Phase II project and continuous expansion of our business; in addition, we recorded $2.94 million compensation expense for stock options and warrants during 2010, compared to $1.79 million for 2009. In 2010, we also recorded $0.60 million stock based compensation resulting from a lawsuit settlement with a consulting firm.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For 2010, net non-operating expenses were $2.68 million as compared to $480,000 for 2009, an increase of $2.19 million; this increase was mainly due to the $1.79 million interest expense related to the beneficial conversion feature for the convertible note that was issued April 29, 2008 with the conversion price to be tied to 2009 audited net profit; there was no similar non-operating expense for 2009.

INCOME TAX EXPENSE. The income tax expense was $6.87 million for 2010, an increase of $3.92 million from $2.95 million for 2009. The increase was mainly due to the increase of income before income tax from $13.00 million in 2009 to $24.69 million in 2010. The consolidated effective income tax rate for 2010 and 2009 was 27.8% and 22.7%, respectively. The change in the consolidated effective tax rate was mainly due to increased taxable income from a permanent non-tax deductible interest expense of $1.79 million resulting from amortization of a beneficial conversion feature for a convertible note; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 20% and 22% for 2009 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.

NET INCOME. Our net income for 2010 was $16.03 million compared to $9.71 million for 2009, an increase of $6.32 million. This increase in net income was mainly due to the sales of the second 9MW capacity power system of Erdos Phase I project, the first and third 9MW recycling wasted heat power generation systems of the Erdos Phase II project, the Pucheng 12MW biomass power generation system and the Zhongbao 7MW capacity WHPG system, as well as increased interest income from lease payments for energy saving systems compared with 2009.

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2010 and 2009

As of December 31, 2010, the Company had cash and cash equivalents of $11.07 million, other current assets were $10.76 million and current liabilities were $27.11 million.  Working capital was negative $5.28 million. The debt-to-equity ratio was 0.78:1 at December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$(14,302,489)	$(37,486,187)
Investing Activities	(712,672)	(1,510,661)
Financing Activities	24,998,600	32,841,386

Net cash flow used in operating activities was $14.30 million in 2010, compared to $37.49 million used in 2009. The decrease in net cash outflow was mainly due to the increase in the completion and sales of sales-type lease projects of $62.43 million, which consisted of $10.33 million for the Pucheng Biomass Power Generation system, $10.53 million for the Zhongbao WHPG system, $13.02 million for the 9MW recycling wasted heat power generation systems of the Erdos Phase I project, $28.55 million for the first and third 9MW recycling waste heat power generation systems of the Erdos Phase II project. These projects commenced construction in 2009 and were completed in 2010, which resulted in cash inflow from construction in progress in 2010.  The construction in progress of the second 9MW recycling waste heat power generation system of the Erdos Phase II and the Erdos Phase III projects, were considered as operating activities due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $4.75 million in 2010 compared with $2.58 million in 2009, an increase of $2.17 million.

Net cash flow used in investing activities was $0.71 million in 2010, compared to $1.51 million used in 2009. The decrease of net cash flow used in investing activities during 2010 was mainly due to decreased restricted cash of $0.75 million to the bank as collateral for bank acceptances compared with 2009; $1.46 million restricted cash was in the bank as collateral for bank acceptance. We spent $81,975 million on fixed assets purchases in 2010 while we spent $33,498 million on fixed assets purchases in 2009.

Net cash flow provided by financing activities was $25 million for 2010 compared to net cash provided by financing activities of $32.84 million for 2009. The decrease was mainly due to decreased proceeds received from bank and trust loans, $15.55 million received in 2010 while $25.56 million proceeds received in 2009; despite an increase in proceeds received from convertible notes, $7.53 million received in 2010 compared to $3 million received in 2009. In addition, cash contribution from noncontrolling interest was $0.91 million in 2010, an increase of $0.64 million from 2009.

On April 20, 2009, the Company entered into a Stock Purchase Agreement with an accredited private investor. Pursuant to the agreement, the Company issued approximately 2.4 million shares, with a one-year lock-up period not to sell, for an aggregate of $2 million, or $0.85 per share.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of December 31, 2010, the Company recorded shares to be issued of $11.78 million in connection with this transaction, although the shares have not yet been issued.

We believe we have sufficient cash to continue our current business through 2011 due to stable recurring receipts from interest income from sales-type leases in place. As of December 31, 2010, we have two TRT systems, two CHPG systems, one WGPG system, four recycling waste heat power generating systems from the Erdos projects, one BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we may have access to a revolving line of credit and other forms of bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2011.

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

This note bears interest at 5% and matures on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  Based on our after-tax profits in 2009, the initial conversion price is $1.29 per share, and this note was convertible in full into 3,875,969 shares of our common stock as of December 31, 2010.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with a maturity date of April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of December 31, 2010. These shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note.

Notes Payable – Bank Acceptances

We had notes payable for bank acceptances of $2.87 million as of December 31, 2010, which were collateralized by depositing cash in the bank as restricted cash.  We endorsed the bank acceptances to vendors as payment of our obligations.  Most of the bank acceptances have a maturity of less than six months.

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

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under this trust plan was $38.1 million as of December 31, 2010.  Interest expense accrued on this trust loan was $4.5 million on December 31, 2010.

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

Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,529,875) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $452,987) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of December 31, 2010, $452,987 of the principal was repaid and $1,811,950 is scheduled to be repaid within one year.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), dated and effective from October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided in the Citi Agreement was RMB 20 million ($2.9 million).  The Citi Agreement allowed Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing was determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement were to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH and Guohua Ku, our Chairman of the Board and Chief Executive Officer.

Xi’an TCH and Erdos TCH agreed not to use the loan to pay for related party transactions without Citi’s permission.  Xi’an TCH and Erdos TCH also agreed to deposit their income from sales of products and services into their accounts with Citi with a combined average monthly income amount of  no less than RMB 5 million ($0.73 million).   Xi’an TCH and Erdos TCH may not draw on the Citi Agreement until the monthly income amount reaches 80% of expected income amount, as set forth in the Citi Agreement for that month.  Each loan of Xi’an TCH and Erdos TCH should be no more than 35% of the maximum financing limit. If the single monthly income amount for Xi’an TCH and Erdos TCH is less than 70% of the expected income amount of that month, Citi has the right to suspend, cancel or terminate the financing and accelerate the maturity date of any outstanding amount and request immediate reimbursement.  As of December 31, 2010, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement. The Citi Agreement expired by its terms in October 2010.

Convertible note agreement with China Cinda

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company will issue to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million ($7.6 million).  Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda also entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million($15.2 million).  All proceeds from the Notes and the Loans will be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

The term of the Loans is for three years from the date of the first draw.  The interest rate for the Loans is the People’s Bank of China (“PBOC”)’s three year loan base interest rate plus two percent (2%).  If the Loans are not fully exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount.  Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of  its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

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

As collateral for the Notes, Mr. Guohua Ku, the CEO and a major shareholder of the Company, has entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance. As of December 31, 2010, the Company received proceeds of RMB50, 000,000 ($7,533,391) from this loan.

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

During the fourth quarter of 2010, two 9MW power generation systems of Phase II were completed and put into operation. Effective January 1, 2011, Erdos TCH outsourced to an independent third party the operation and maintenance of these two 9MW power generation systems for an annual charge of $922,000 (RMB 6.27 million) for each system. The third 9 MW power generation system of Phase II is expected to complete in the first quarter of 2011.

As of December 31, 2010 the projects of Erdos Phase III are under construction. As of December 31, 2010, the Company had paid approximately $17.56 million for Phase III.  The Company currently expects to complete Phase III in the third quarter of 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation and Subsidiaries (the “Company” or “CREG”) as of December 31, 2010 and 2009 and the related consolidated statements of income and other comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland Mohidin LLP
Encino, California
March 28, 2011

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$11,072,250	$1,111,943
Restricted cash	2,151,690	1,461,659
Current portion of investment in sales-type leases, net	7,624,637	4,396,395
Interest receivable on sales-type leases	554,930	437,626
Prepaid expenses	33,274	89,100
Other receivables	393,015	184,355
VAT receivables - current	-	383,027

Total current assets	21,829,796	8,064,105

NON-CURRENT ASSETS
Prepaid Interest	774,609	356,358
VAT receivables - noncurrent	-	957,567
Investment in sales type leases, net	117,586,131	48,147,738
Property and equipment, net	159,968	97,311
Construction in progress	25,377,983	34,858,845

Total non-current assets	143,898,691	84,417,819

TOTAL ASSETS	$165,728,487	$92,481,924

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,012,640	$3,583,219
Notes payable - bank acceptances	2,868,921	1,461,659
Taxes payable	1,631,900	681,707
Interest payable	380,524	-
Accrued liabilities and other payables	3,160,950	2,785,796
Advance from related parties, net	1,365,877	468,475
Convertible note, net of discount due to beneficial conversion	4,415,000	-
Accrued interest on short term convertible note	191,828	-
Deferred tax liability - current	1,188,504	605,578
Bank loan payable - current	1,811,950	-
Trust loans payable - current	5,081,010	-

Total current liabilities	27,109,104	9,586,434

NONCURRENT LIABILITIES
Shares to be issued	11,780,471	-
Deferred Tax liability, net	6,429,139	2,304,730
Convertible notes, net of discount due on conversion liability	4,095,356	8,000,000
Conversion liability	6,438,035	-
Accrued interest on long term convertible notes	408,000	353,024
Bank loan payable	2,264,937	-
Trust loan payable	32,992,586	25,570,429

Total noncurrent liabilities	64,408,524	36,228,183

Total liabilities	91,517,628	45,814,617

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,198,982 and 38,778,035 shares issued and outstanding as of December 31, 2010 and 2009, respectively	39,200	38,779
Additional paid in capital	44,666,824	38,319,163
Statutory reserve	5,203,605	2,497,724
Accumulated other comprehensive income	6,083,840	3,709,490
Retained earnings (deficit)	14,812,630	1,485,914

Total Company stockholders' equity	70,806,099	46,051,070

Noncontrolling interest	3,404,760	616,237

Total equity	74,210,859	46,667,307

TOTAL LIABILITIES AND EQUITY	$165,728,487	$92,481,924

    The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME OPERATIONS AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2010	2009
Revenue
Sales of systems	$74,280,703	$38,286,835
Contingent rental income	1,324,835	-
Rental income from operating lease	-	5,948,373

Total revenue	75,605,538	44,235,208

Cost of sales
Cost of systems	57,033,984	29,451,411
Rental expense	-	4,149,604

Total cost of sales	57,033,984	33,601,015

Gross profit	18,571,554	10,634,193

Interest income on sales-type leases	15,136,643	7,052,574

Total operating income	33,708,197	17,686,767

Operating expenses
General and administrative expenses	6,340,426	4,194,632

Total operating expenses	6,340,426	4,194,632

Income from operations	27,367,771	13,492,135

Non-operating income (expenses)
Interest income	52,582	88,852
Interest expense	(2,728,685)	(475,995)
Other income (expenses)	441	(96,849)

Total non-operating expenses, net	(2,675,662)	(483,992)

Income before income tax	24,692,109	13,008,143

Income tax expense	6,866,040	2,946,387

Net Income	17,826,069	10,061,756
Less: Income attributable to noncontrolling interest	(1,793,472)	(352,480)

Net income (attributable to CREG)	16,032,597	9,709,276

Other comprehensive items
Foreign currency translation gain (attributable to CREG)	2,374,350	126,903
Foreign currency translation gain (attributable to noncontrolling interest)	86,772	145

Comprehensive income (attributable to CREG)	$18,406,947	$9,836,179
Comprehensive income (attributable to noncontrolling interest)	$(1,706,700)	$(352,335)

Basic weighted average shares outstanding	38,837,656	38,068,929
Diluted weighted average shares outstanding *	49,798,102	46,261,985

Basic net earnings per share	$0.41	$0.26
Diluted net earnings per share *	$0.33	$0.21

*	Interest expense on convertible notes is added back to net income for the computation of diluted EPS

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common stock		Paid in	Statutory	Other comprehensive	Accumulated retained earning		Noncontrolling
	Shares	Amount	capital	reserves	income	(deficit)	Total	Interest
Balance at January 1, 2009	36,425,094	$36,425	$34,528,289	$1,319,286	$3,582,587	$(7,044,924)	$32,421,663	$16,179

Shares issued for capital contribution	2,352,941	2,354	1,997,646	-	-	-	2,000,000	-

Compensation related to stock options and warrants	-	-	1,793,228	-	-	-	1,793,228	-

Purchase of Xingtai Huaxing Shares from noncontrolling interest	-	-	-	-	-	-	-	(16,179)

Capital contribution from nontrolling interest into Erdos TCH	-	-	-	-	-	-	-	263,613

Net income for year	-	-	-	-	-	9,709,276	9,709,276	352,480

Transfer to statutory reserves	-	-	-	1,178,438	-	(1,178,438)	-	-

Foreign currency translation gain	-	-	-	-	126,903	-	126,903	145

Balance at December 31, 2009	38,778,034	38,779	38,319,163	2,497,724	3,709,490	1,485,914	46,051,070	616,237

Capital Contribution	-	-	41	-	-	-	41	-

Shares issued for services	350,000	350	1,032,150	-	-	-	1,032,500	-

Warrants exercised	70,947	71	(71)	-	-	-	-	-

Compensation expenses related to stock options and warrants	-	-	2,940,985	-	-	-	2,940,985	-

Cash contribution from noncontrolling interest	-	-	-	-	-	-	-	908,279

Unamortized beneficial conversion feature	-	-	2,374,556	-	-	-	2,374,556	-

Net income for the year	-	-	-	-	-	16,032,597	16,032,597	1,793,472

Transfer to statutory reserves	-	-	-	2,705,881	-	(2,705,881)	-	-

Foreign currency translation gain	-	-	-	-	2,374,350	-	2,374,350	86,772

Balance at December 31, 2010	39,198,982	$39,200	$44,666,824	$5,203,605	$6,083,840	$14,812,630	$70,806,099	$3,404,760

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$17,826,069	$10,061,756
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(74,280,703)	(38,286,611)
Depreciation and amortization	23,631	35,121
Cost of sold equipment (purchased in stock)	11,817,712	-
Amortization of discount related to conversion feature of convertible note	1,789,558	-
Stock options expense	2,527,660	1,702,479
Warrant expense	413,325	90,749
Stock compensation expense	602,000	-
Accrued interest on convertible notes	246,805	184,530
Changes in deferred tax	4,516,906	2,085,709
(Increase) decrease in current assets:
Interest receivable on sales type lease	(101,476)	(355,220)
Collection of principal on sales type leases	4,784,949	2,581,568
Prepaid expenses	(341,043)	3,415,076
Other receivables	1,153,682	(1,421,503)
Inventory	-	10,540,184
Advance to supplier	-	2,635,046
Increase (decrease) in current liabilities:
Accounts payable	2,622,021	2,394,223
Taxes payable	908,894	(633,648)
Unearned revenue	-	(658,762)
Interest payable	372,272	-
Accrued liabilities and other payables	481,783	(745,309)
Construction in progress	10,333,466	(31,111,575)

Net cash used in operating activities	(14,302,489)	(37,486,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase investment in subsidiary	-	(16,103)
Restricted cash	(630,697)	(1,461,060)
Acquisition of property & equipment	(81,975)	(33,498)

Net cash used in investing activities	(712,672)	(1,510,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	430,500	2,000,000
Issuance of convertible notes	7,533,391	3,000,000
Notes payable - bank acceptances	-	1,461,060
Cash contribution from noncontrolling interest	908,279	263,439
Proceeds from loans	15,444,272	25,559,947
Advance from related parties	682,158	556,940

Net cash provided by financing activities	24,998,600	32,841,386

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(23,132)	61

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	9,960,307	(6,155,401)
CASH & EQUIVALENTS, BEGINNING OF YEAR	1,111,943	7,267,344

CASH & EQUIVALENTS, END OF YEAR	$11,072,250	$1,111,943

Supplemental Cash flow data:
Income tax paid	$1,745,643	$1,480,698
Interest paid	$4,758,991	$358,789

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project ("TRT Project") which was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). This TRT Project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) entered by Yingfeng and Zhangzhi in 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH provided various investments and properties into this TRT Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under this Project Contract, including but not limited to the regular cash payments made by Zhangzhi and other property rights and interests. This project was completed and put into operation in February 2007.

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of December 31, 2010, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2010, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

Effective January 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the first 9MW power generation project for $ 947,000 (RMB 6.27 million) per year. After 20 years, the units will be transferred to Erdos without charge.  In March of 2010, the Company completed the second 9MW capacity power station and put it into operation. Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $947,000 (RMB 6.27 million) per year. After 20 years, the units will be transferred to Erdos without charge.  In December 2010, the Company completed two 9MW power stations of Phase II project and put them into operation. Erdos TCH also outsourced to an independent third party the operation and maintenance of these two 9 MW power generation systems for an annual charge $947,000 (RMB 6.27 million) for each system. After 20 years, the units will be transferred to Erdos without charge.

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for rearranging Erdos Phase II project of four 9MW wasted heat generation systems to three 9MW systems, and moved the 4th 9MW wasted heat generation system into Phase III project; and accordingly, the construction cost decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II project.

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of December 31, 2010, the Company had paid the cash portion in full and had shares to be issued of $11.78 million in connection with this transaction.

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

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7 MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help reduce over 20,000 tons of carbon dioxide emissions every year. At the end of the term, the WHPG system will be transferred to Zhongbao for RMB 1. Pursuant to the agreement, Zhongbao will pay Xi’an TCH a monthly “energy-saving service fee” based on the volume of electricity and steam generated the previous month at a pre-agreed price, but no less than a minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao will supply Xi’an TCH certain gas, water and compressed air from the nickel-alloy rotary kilns free of charge. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH has outsourced the operation and maintenance of the WHPG for the whole operation period to a third party for an annual fee of RMB 2.4 million.  In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) and pursuant to the rules and regulations of the Securities Exchange Commission (SEC) for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2010 and 2009, respectively. All significant inter-company accounts and transactions were eliminated in the consolidation.

Use of Estimates

In preparing these consolidated financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of lease term.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating projects and our customers for the price of the projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales type lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease which results in interest income. Revenue is recognized net of Sales Tax.

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

Cash and Equivalents

Cash and equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of December 31, 2010 and 2009, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2010 and 2009, the Company had accounts receivable allowance of $0.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2010 and 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   As of December 31, 2010 and 2009, the Company had  not taken any uncertain positions that would necessitate recording of tax related liability.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from financing activities exclude the effect of equipment sold in fiscal year 2010 which was purchased by stock that has yet to be issued of $11.78 million (RMB 80,000,000).Cash flows from operating activities included conversion of trade accounts payable to notes payable of $1.33 million which was merely an extension of credit terms by the vendors.

 Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

	Years Ended December 31
	2010	2009
Net income for common shares	$16,032,597	$9,709,276
Interest expense on convertible notes*	496,805	184,529
Net income for diluted shares	16,529,402	9,893,805

Weighted average shares outstanding - basic	38,837,656	38,068,929
Effect of dilutive securities:
Convertible notes	8,566,840	7,037,460
Options granted	2,282,674	1,133,295

Warrants granted	110,933	22,301

Weighted average shares outstanding – diluted	49,798,103	46,261,985
Earnings (loss) per share – basic	$0.41	$0.26
Earnings (loss) per share – diluted	$0.33	$0.21

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

Research and Development

During the years 2010 and 2009, we invested about $450,000 and $198,000, respectively, in research and development.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BMPG systems to Pucheng for fifteen years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of December 31, 2010 and 2009 are as follows:

	2010	2009
Total future minimum lease payments receivable	$379,641,671	$177,125,606
Less: executory cost	(99,866,170)	(33,248,833)
Less: unearned interest income	(154,564,733)	(91,332,640)
Net investment in sales - type leases	125,210,768	52,544,133
Current portion	(7,624,637)	(4,396,395)
Noncurrent portion	$117,586,131	$48,147,738

As of December 31, 2010, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

Years ending December 31,
2011	$34,498,495
2012	32,738,316
2013	32,602,379
2014	26,741,975
2015	24,627,408
Thereafter	228,433,098
Total	$379,641,671

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of December 31, 2010 and 2009 was $2,151,690 and $1,461,659, respectively, held by the bank as collateral to issue bank acceptances.  The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. As of December 31, 2010 and 2009, the Company had bank acceptances of $2,868,921 and $1,461,659, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.  As of December 31, 2010 and 2009, the Company had prepaid expenses of $33,000 and $89,000, respectively.

6. CONSTRUCTION IN PROGRESS

”Construction in progress” is the amount paid for constructing power generation systems.  During the first and third quarter of 2010, Erdos power generation system Phase I project and Zhongbao Binhai 7 MW Capacity Electricity Generation Project were completed and put into operation, respectively. During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW Capacity Electricity power generation systems were completed. At December 31, 2010, the Company had paid approximately $25.37 million for the third 9 MW Capacity Electricity Generation of Phase II and Phase III of the Erdos TCH power generation system projects. The Company was committed to pay additional $7.2 million for Phase II and Phase III projects excluding quality deposits of $1.2 million in 2011.

7. TAXES PAYABLE

“Taxes payable” consisted of the following at December 31, 2010 and 2009:

	2010	2009
Income tax	$1,237,823	$598,327
Business tax	347,654	74,286
Other taxes	46,423	9,094
	$1,631,900	$681,707

8. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Employee training, labor union expenditure and social insurance payable	$245,019	$421,824
Consulting and legal expenses	541,638	371,544
Payable to Yingfeng	1,730,451	1,678,372
Payable to Pucheng	286,892	-
Accrued payroll and welfare	259,120	243,826
Accrued maintenance expense	72,409	70,230
Other	25,421	-
Total	$3,160,950	$2,785,796

 “Payable to Yingfeng” is the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand. “Payable to Pucheng” is the deposit for rental payments by Pucheng.

 9. ADVANCE FROM RELATED PARTY, NET

As of December 31, 2010, “Advance from related party” was $1,365,877, including $1,328,763 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH and a $37,114 payment by the Company’s management for paying certain operating expenses on behalf of the Company. At December 31, 2009, there was $468,475 advanced from a related party; $483,290 from Erdos as an advance for the capital need of Erdos TCH, reduced by $14,815 which was reimbursed to the Company’s management for their payments of certain operating expenses on behalf of the Company.

10. NONCONTROLLING INTEREST

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

As of December 31, 2010, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in business similar to that of Xi’an TCH.

“Non-controlling interest” also includes 80% equity interest in Huaxin prior to August, 2009.  Shanghai TCH acquired the remaining 20% equity interest in Huaxin from the minority shareholder in August of 2009 for $110,000, accordingly, became 100% owner of Huaxin.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the year ended December 31, 2010:

Net Revenue	$4,735,846
Cost of Revenue	(2,682,829)
Gross Profit	2,053,017
Operating expenses	20,014
Income from operations	2,033,003
Non-operating income	8,961
Income tax expense	(510,491)
Net Income	$1,531,473

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$1,531,473
Adjustments under US GAAP
Revenue per sales-type lease	36,952,170
Cost of revenue	(29,299,172)
Operating income	2,133
Income from operation	7,655,131
Interest income	2,260,621
Income before income tax	11,447,225
Deferred income tax expense	(2,479,864)
Net income per US GAAP	$8,967,361

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at December 31, 2010:

Assets
Cash and equivalents	$2,250,638
Other current assets	45,380
Property and equipment	40,317,773
Construction in process	25,635,027
Total Assets	$68,248,818
Liabilities
Accounts payable	$1,528,757
Other current liabilities	1,745,863
Long term loan	45,298,745
Total liabilities	48,573,365
Equity
Paid in capital	17,573,578
Statutory reserve	153,147
Other comprehensive income	579,578
Retained earnings	1,369,150
Total stockholders’ equity	19,675,453
Total liabilities and stockholders’ equity	$68,248,818

11. DEFERRED TAX

Deferred tax asset was a result of the accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future; and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in the book.   Deferred tax liability represented difference between tax and accounting basis of net investment in sales-type leases.

As of December 31, 2010 and 2009, deferred tax asset (liability) consisted of the following:

	2010	2009
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$23,161	$24,658

Deferred tax asset — noncurrent (depreciation of fixed assets)	22,571,649	7,734,302
Deferred tax liability — noncurrent (net investment in sales-type leases)	(29,023,949)	(10,063,690)
Deferred tax liability, net of deferred tax asset – noncurrent	$(6,429,139)	$(2,304,730)

Deferred tax liability — current (net investment in sales-type leases)	$(1,188,504)	$(605,578)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2010 and 2009 are 22% and 20%, respectively. Xi’an TCH’s effective income tax rate for 2010 and 2009 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2010 and 2009 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2010 is 25%.  Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the year ended December 31, 2010, would have been increased by $2.0 million and earnings per share would have been reduced by $0.05.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $4.9 million at December 31, 2010, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $23.3 million and $16.3 million for the years ended December 31, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2010, $43.2 million of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $7.9 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(11.6)%	(11.3)%
Effect of tax holiday	(8.2)%	(10.8)%
Effect of tax rate change on deferred tax items	3.4%	-%
Non deductible expense	2.7%	-%
Other	-%	2.0%
Valuation allowance on US NOL	7.5%	8.8%
Tax per financial statements	27.8%	22.7%

The provisions for income tax expenses for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Income tax expense - current	$2,349,135	$860,943
Income tax benefit - deferred	4,516,905	2,085,444
Total income tax expenses	$6,866,040	$2,946,387

13. MAJOR CUSTOMERS

Three customers accounted for 45%, 26% and 12% of sales during the year ended December 31, 2010. Three customers accounted for 38%, 21% and 20% of sales during the year ended December 31, 2009.

14. LOANS PAYABLE

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

On December 18, 2009, an additional RMB 25,000,000 ($3.7 million) was raised to support the Company’s Erdos Power Generation Projects. The Company sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($ 2.9 million) and 5,000,000 category B2 secondary trust units ($ 0.7 million). The B2 units were purchased by Xi’an TCH.

In December 2009, the Plan sold 206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) were purchased by the management of Erdos TCH; the 32,280,000 units purchased by Xi’an TCH, the amount of $4.7 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.6 million at December 31, 2009.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion raised RMB 93,120,000 ($13.7 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion were loaned to Erdos TCH.  The second expansion included 2,800,000 category A1 preferred trust units ($0.4 million), 5,000,000 category A2 preferred trust units ($0.7 million), 66,700,000 category A3 preferred trust units ($9.8 million), 4,650,000 category B1 preferred trust units ($0.7 million), and 13,970,000 category B2 secondary trust units ($2.1 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH.

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached RMB 300,000,000 ($44.1 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was RMB 252,150,000 ($38.1 million) at December 31, 2010.  Interest expense accrued on this trust loan was $4.5 million and $0 at December 31, 2010 and 2009, respectively.

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

Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,529,875) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($452,987) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At December 31, 2010, $452,987 of the principal was repaid and $1,811,950 will be repaid within one year which was classified as current liability.

The loan has the following covenants during the loan period: 1) maintain the current assets and net assets not less than RMB500million; 2) assets to liability ratio not less than 80%; and 3) the current ratio not less than 2.5. The borrower was Xi’an TCH. As of December 31, 2010, the amount of net assets was not in compliance with the covenants; however, the Company received a waiver letter from the lender on March 28, 2011.

15. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

 Convertible Notes From Caryle

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

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with a maturity of April 29, 2012. The note holder has the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.  The conversion feature of this note is not beneficial to the holder as the stock price on April 29, 2009 was $0.47.

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.21 as of December 31, 2010, based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. Accordingly, the beneficial conversion feature of $2.37 million was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of December 31, 2010.  During 2010, the Company amortized $1,777,636 from unamortized BCF.

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

The term of the Loans is for three years from the date of the first draw.  The interest rate for the Loans is the People’s Bank of China (“PBOC”)’s three year loan base interest rate plus two percent (2%).  If the Loans are not fully exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount.  Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of  its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

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

The loan has the following covenants: 1) maintain at all time a fixed charge coverage ratio of not less than 2.0:1.0; 2) obtain consent from the lender prior to pay or declare any cash dividends or distributions on outstanding common stock; and 3) maintain at all time a consolidated leverage ratio of not less than 65%. The Company was in compliance with these covenants as of December 31, 2010.

Each Note has a conversion price at the lower of (i) US$2.46 per share or (ii) an amount equal to the Company’s earnings per share based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by 7.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Loans can be exchanged (on the same terms as the Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. The Notes will have a contingent beneficial conversion feature which will be recorded when the contingency is resolved.

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

As of December 31, 2010, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the loan. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at December 31, 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as a the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature has been recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount will continue to be amortized over the term of the loan.

The Company recorded the derivative liability of $6.44 million as unamortized conversion feature based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 1.07%, and dividend yield of 0%.  During the year ended December 31, 2010, the Company amortized $11,922 of the conversion option.

Revolving Financing Agreement

On October 26, 2009, Xi’an TCH and Erdos TCH entered into a one-year Non Promissory Short Term Revolving Financing Agreement (the “Citi Agreement”), effective October 12, 2009, with Citi Bank (China) Co., Ltd., Shanghai Branch (“Citi”).  The maximum financing provided under the Citi Agreement was RMB 20 million ($2.9 million).  The Citi Agreement allows for Xi’an TCH and Erdos TCH to borrow money to maintain current liquidity for notes receivable, such as trade notes payable to the Company, or in order to capitalize on discounts for early payment of accounts payable, such as for equipment or raw materials. The maximum maturity date for each financing is six months. The interest rate for any note discount financing will be determined by the relevant note discount documents and the interest rate for accounts payable financing will be determined by the relevant accounts payable documents.

The proceeds received under the financing arrangement were to be used for working capital and to purchase raw materials. The amounts received pursuant to the Citi Agreement are secured by an account maintained by the Company with Citi, accounts receivable of Xi’an TCH and Erdos TCH and the guarantees of Shanghai TCH Energy Technology Co., Ltd, an affiliate of Xi’an TCH, and Guohua Ku, the Chairman of the Board and Chief Executive Officer of the Company.

Citi had the discretion to accelerate the maturity date of the outstanding loans and request for payment as well as to cancel or terminate the financing if the monthly income for Xi’an TCH and Erdos TCH is less than 70% of the expected income for that month. As of December 31, 2010 and 2009, Xi’an TCH and Erdos TCH had no amounts outstanding under the Citi Agreement. The Citi Agreement expired pursuant to its terms in October 2010.

16. STOCK-BASED COMPENSATION PLAN

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

On November 9 and 11, 2009, the Company and three optionees agreed to cancel vested but unexercised options for 87,000 vested but not exercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vest over three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date fair value of options was $518,513.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,000,000	$0.80	4.59
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	0.95	3.71
Exercisable at December 31, 2009	813,000	0.80	3.59
Granted	2,200,000	3.05	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	5,200,000	1.84	3.52
Exercisable at December 31, 2010	2,255,000	$0.86	2.59

Options that were vested and exercisable at December 31, 2010 were 2,255,000 shares, weighted average exercise price of $0.86, aggregate intrinsic value of $4,938,900, and weighted-average remaining contractual term of 2.58 years. Option that were expected to vest at December 31, 2010 were 2,945,000 shares, weighted average exercise price of $2.59, aggregate intrinsic value of $1,361,600, and weighted-average remaining contractual term of 4.19 years.

The fair value of non vested stock options was $3.2 million at December 31, 2010.

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

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, par value $0.001, at $4.68 per share to another independent director. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $142,000.

On October 7, 2010, the Board of Directors (“BOD”) of the Company approved the increase in the size of the BOD from seven to nine members as a result of entering the Loan and Note agreements with Cinda on August 18, 2010 as described in Note 16 above. At the same time, the BOD appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the vacancies on the BOD until their successors have been duly elected and qualified. Mr. Shi is also appointed as a member of the Compensation Committee of the BOD. In connection with the appointment, the BOD of the Company has authorized the Company to provide Mr. Shi with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $83,000.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	1.85	4.83
Exercisable at December 31, 2009	-	-	-
Granted	80,000	3.83	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	210,000	2.60	4.05
Exercisable at December 31, 2010	170,000	$2.52	3.89

Options that were vested and exercisable at December 31, 2010 were 170,000 shares, weighted average exercise price of $2.52, aggregate intrinsic value of $90,800 and weighted-average remaining contractual term of 3.89 years. Option that were expected to vest at December 31, 2010 were 40,000 shares, weighted average exercise price of $2.98, aggregate intrinsic value of $2,800, and weighted-average remaining contractual term of 4.76 years.

The fair value of non vested stock options was $83,000 as of December 31, 2010.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, par value $0.001, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each  balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	1.50	4.75
Exercisable at December 31, 2009	-	-	-
Granted	-	-	-
Exercised	150,000	1.50	-
Forfeited	-	-	-
Outstanding at December 31, 2010	50,000	1.50	3.75
Exercisable at December 31, 2010	50,000	$1.50	3.75

Warrants that were vested and exercisable at December 31, 2010 were 50,000 shares, weighted average exercise price of $1.50, aggregate intrinsic value of $77,500, and weighted-average remaining contractual term of 3.75 years.

The Company recorded $2,940,985 and $1,793,228 compensation expense for stock options and warrants during 2010 and 2009, respectively. There were 150,000 warrants exercised through cashless exercise during 2010.

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At December 31, 2010, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

ARC Settlement

The Company and investment relationship company ARC China, Inc (‘ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company’s Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at a price of $1.23 per share. ARC agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC China in Nevada federal court on November 10, 2010.

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

20. COMMITMENTS

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

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation. Effective April 1, 2010, Erdos TCH outsourced to an independent third party the operation and maintenance of the second 9MW power generation project for $947,000 (RMB 6.27 million) per year.

During the fourth quarter of 2010, two 9MW power generation systems of Phase II were completed and put into operation. Effective January 1, 2011, Erdos TCH outsourced to an independent third party the operation and maintenance of these two 9MW power generation systems for an annual charge of $947,000 (RMB 6.27 million) for each system.

As of December 31, 2010 the projects of Erdos Phase III are under construction. At December 31, 2010, the Company has paid approximately $17.56 million for Phase III.

21. SUBSEQUENT EVENTS

The Company and investment relationship company ARC China, Inc (“ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company's Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at a price of $1.23 per share. ARC has agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable as of September 30, 2010. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC China in Nevada federal court on November 10, 2010. The conditions for the issuance of the additional 170,000 shares were not met; consequently, 150,000 of those shares, which had been issued and delivered to an escrow agent, were returned to the Company and cancelled, on March 29, 2011, and the other 20,000 shares were never issued.

22. RECLASSIFICATION OF CERTAIN CASH FLOW ITEMS FOR THE YEAR ENDED DECEMBER 31, 2009

Certain cash flow items have been reclassified as follows:  construction in progress from investing activities to operating activities;  changes in investment in sales type leases receivables incurred during the year from investing activities to  adjustment to net income, and collection of principal on sales type leases receivables from  investing activities to cash from operating activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, the chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the Evaluation Date, pursuant to Exchange Act Rule 13(a). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.

(iii)	Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and December 31, 2009.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009.

(vi)	Notes to Consolidated Financial Statements.

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

China Recycling Energy Corporation

Date: March 31, 2011	By:	/s/ Gouhou Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2011.

Each person whose signature appears below constitutes and appoints Guohua Ku as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer
Guohua Ku

/s/ David Chong	Secretary, Principal Financial Officer and Principal Accounting Officer
David Chong

/s/ Nicholas Shao	Director
Nicholas Shao

/s/ Lanwei Li Lanwei Li	Director and Vice President and Director of Business

/s/ Dr. Robert Chanson	Director
Dr. Robert Chanson

/s/ Timothy Driscoll	Director
Timothy Driscoll

/s/ Julian Ha	Director
Julian Ha

/s/ Sean Shao	Director
Sean Shao

/s/ Yilin Ma	Director
Yilin Ma

/s/ Chungui Shi	Director
Chungui Shi

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1
Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2
Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3
TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4
Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5
Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9
Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10
Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

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

10.15
Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16
Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20
Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21
Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22
Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23
Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24
Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25
Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26
Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27
Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28
Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29
Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30
Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. †

10.35
Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Registration Statement on Form SB-2 dated November 12, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

*      Management contract, compensatory plan or arrangement.

†      Exhibits filed herewith.