Form 10-K/A
period 2009-12-31
CHINA RECYCLING ENERGY CORP
filed 2011-04-01
CIK 721693

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K/A.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

Explanatory Note

China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”) for the following purposes: (i) to include management’s assessment of internal control over financial reporting and also amend management's conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the report; (ii) to include, as an exhibit, a written consent from our independent accountant, pursuant to Item 601(b)(23) of Regulation S-K; (iii) to include the signature of our principal financial officer and accounting officer; and (iv) to revise our consolidated statements of cash flows.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, Item 15 of Part III of this Form 10-K/A has been revised to contain currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context. The following items have been amended as a result of the amended disclosures:

Part I, Item 8. Financial Statements and Supplementary Data;
Part II, Item 9A. Controls and Procedures; and
Part III, Item 15. Exhibits, Financial Statement Schedules.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008

Cash provided, by (used in):
Operating Activities	$(37,486,187)	$(8,822,514)
Investing Activities	(1,510,661)	115,350)
Financing Activities	32,841,386	13,957,150

Net cash flow used in operating activities was $37.49 million during the year ended December 31, 2009, as compared to $8.82 million used in the same period of 2008. The increase in net cash outflow was mainly due to $31.11 million payment for construction in progress of Erdos Phase 11 and III projects and Zhonggang Binhai project, increase in net income as well as less payment for prepaid expenses and accounts payable as compared to 2008. Cash received from collection of principal on sales type leases was $2.58 million in 2009 compared with $0.77 million in 2008, an increase of $1.81 million.

Net cash flow used in investing activities was $1.51 million in the year ended December 31, 2009, as compared to $0.12 million used in the same period of 2008. The increase of net cash used in investing activities was mainly due to restricted cash of $1.46 million deposited in the bank as collateral for bank acceptances to support our payment obligations to our vendors. We spent $33,498 on fixed assets purchases in 2009 while we spent $115,350 on fixed assets purchases in 2008.

Net cash flow provided by financing activities was $33.0 million for the year ended December 31, 2009 compared to net cash provided by financing activities of $13.96 million for 2008. The $33.0 million cash inflow from financing activities mainly consisted of common stock issued for $2 million, convertible note issued for $3 million, $1.46 million bank acceptance and trust plan loan of $25.56 million, while in the same period of 2008 we received $9 million and $5 million from the issuance of common stock and convertible notes, respectively.

The Company's cash balance hit its lowest point during the period at the end of 2009. We believe, however, that our cash resources will continue to increase and our cash position will improve through 2010 due to the steady revenue stream from our current operating projects. As of December 31, 2009, we have six sales-type leases to generate cash inflow, which consisted of two TRT systems, two CHPG systems, one WGPG system and one recycling waste heat power generating system. The company also has commitment from Beijing Trust for additional loans in 2010 under the Trust Plan for the remaining phase of the Erdos project. Additionally, the Company may take advantage of our line of credit, discussed below, if needed for instant working capital. We believe we are going to have sufficient cash resources to cover our anticipated capital expenditures and operating activities for 2010.

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

Goldman Parks Kurland Mohidin
Encino, California
March 15, 2010, except for note 24, for which the date is March 30, 2011

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

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$10,061,756	$(2,219,581)
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities: Changes in sales type leases receivables	(38,286,611)	(7,831,182)
Depreciation and amortization	35,121	18,079
Amortization of discount related to conversion feature of convertible note	-	4,684,932
Stock options expense	1,702,479	1,436,533
Warrant expense	90,749
Accrued interest on convertible notes	184,530	105,480
Changes in deferred tax	2,085,709	823,407
(Increase) decrease in current assets:
Interest receivable on sales type lease	(355,220)	61,856
Collection of principal on sales type leases	2,581,568	768,077
Prepaid expenses	3,415,076	-
Prepaid equipment rent	-	(3,796,985)
Other receivables	(1,421,503)	(66,659)
Inventory	10,540,184	-
Advance to supplier	2,635,046	-
Increase (decrease) in current liabilities:
Accounts payable	2,394,223	(1,245,854)
Taxes payable	(633,648)	707,013
Unearned revenue	(658,762)	647,948
Accrued liabilities and other payables	(745,309)	802,165
Construction in progress	(31,111,575)	(3,717,743)
Net cash used in operating activities	(37,486,187)	(8,822,514)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase investment in subsidiary	(16,103)	-
Restricted cash	(1,461,060)	-
Acquisition of property & equipment	(33,498)	(115,350)
Net cash used in investing activities	(1,510,661)	(115,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,000,000	9,032,258
Issuance of convertible notes	3,000,000	5,000,000
Notes payable - bank acceptances	1,461,060	-
Cash contribution from noncontrolling interest	263,439	-
Proceeds from loans	25,559,947	-
Advance from (repayment to) related party	556,940	(75,108)
Net cash provided by financing activities	32,841,386	13,957,150
EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	61	613,718
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(6,155,401)	5,633,004
CASH & EQUIVALENTS, BEGINNING OF YEAR	7,267,344	1,634,340
CASH & EQUIVALENTS, END OF YEAR	$1,111,943	$7,267,344
Supplemental Cash flow data:
Income tax paid	$1,480,698	$152,881
Interest paid	$358,789	$-

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

24. RECLASSIFICATION OF CERTAIN CASH FLOW ITEMS

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the Evaluation Date, pursuant to Exchange Act Rule 13(a). We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. While management concluded that no material weaknesses existed as of December 31, 2009, management determined that there were deficiencies related to (i) the need for additional financial personnel with experience with U.S. public company reporting and US GAAP and (ii) the need for improved internal communications. During 2009 and with the assistance of its consultant, the Company underwent internal testing and improvements related to its internal control over financial reporting. In 2009, the Company retained Deloitte as a consultant to assist as in making improvements to the quality of our controls and procedures. We intend to continue to engage Deloitte, or a similar consultant, in 2010 to assist with our improvement of internal control over financial reporting, including the training and education of our accounting staff.  In connection with this amendment, management reevaluated the effectiveness of the design and operation of our disclosure, controls and procedures as of December 31, 2009.  Based on our reevaluation and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China Recycling Energy Corporation

Date: April 1, 2011	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2011.

Each person whose signature appears below has constituted and appointed Guohua Ku as his true and lawful attorneys-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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