Form 10-Q
period 2011-03-31
CHINA RECYCLING ENERGY CORP
filed 2011-05-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2011 was 39,198,982.

PART I – FINANCIAL INFORMATION

 Item 1.            Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	2011	2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$21,911,053	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	8,046,236	7,624,637
Interest receivable on sales type leases	1,021,157	554,930
Prepaid expenses	16,141	33,274
Other receivables	347,120	393,015

Total current assets	31,341,707	21,829,796

NON-CURRENT ASSETS
Prepaid interest	782,442	774,609
Investment in sales type leases, net	128,120,322	117,586,131
Property and equipment, net	146,882	159,968
Construction in progress	23,490,162	25,377,983

Total non-current assets	152,539,808	143,898,691

TOTAL ASSETS	$183,881,515	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,034,739	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,232,663	1,631,900
Interest payable on Trust loans	1,531,694	380,524
Accrued liabilities and other payables	2,964,375	3,160,950
Advance from related parties	2,056,233	1,365,877
Convertible notes, net of discount due to beneficial conversion feature	4,403,078	4,403,078
Accrued interest on short term convertible notes	253,634	191,828
Deferred tax liability - current	1,252,526	1,188,504
Bank loans payable - current	3,202,977	1,811,950
Trust loans payable - current	5,132,390	5,081,010

Total current liabilities	28,064,309	27,097,182

NONCURRENT LIABILITIES
Shares to be issued	11,780,471	11,780,471
Deferred tax liability, net	7,077,810	6,429,139
Convertible notes, net of discount due to beneficial conversion feature	5,806,788	4,095,356
Conversion liability	10,365,872	6,438,035
Accrued interest on long term convertible notes	484,716	419,922
Bank loans payable	4,575,682	2,264,937
Trust loans payable	33,326,215	32,992,586

Total noncurrent liabilities	73,417,554	64,420,446

Total liabilities	101,481,863	91,517,628

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,198,982 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	39,200	39,200
Additional paid in capital	46,755,088	44,666,824
Statutory reserve	5,767,504	5,203,605
Accumulated other comprehensive income	7,065,712	6,083,840
Retained earnings	18,811,698	14,812,630

Total Company stockholders' equity	78,439,202	70,806,099

Noncontrolling interest	3,960,450	3,404,760

Total equity	82,399,652	74,210,859

TOTAL LIABILITIES AND EQUITY	$183,881,515	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Revenue
Sales of systems	$11,271,254	$10,125,436
Contingent rental income	291,895	-

Total revenue	11,563,149	10,125,436

Cost of sales
Cost of systems	8,456,032	7,798,245

Total cost of sales	8,456,032	7,798,245

Gross profit	3,107,117	2,327,191

Interest income on sales-type leases	5,138,303	3,094,568

Total operating income	8,245,420	5,421,759

Operating expenses
General and administrative	1,767,689	1,359,697

Total operating expenses	1,767,689	1,359,697

Income from operations	6,477,731	4,062,062

Non-operating income (expenses)
Interest income	34,781	59,139
Interest expense	(2,525,961)	(567,474)
Changes in conversion liability fair value	2,533,594	-
Other income (expenses)	(41,043)	70,370
Financial expense	(1,067)	(1,931)

Total non-operating income (expenses), net	304	(439,896)

Income before income tax	6,478,035	3,622,166
Income tax expense	1,395,930	1,036,766

Net Income	5,082,105	2,585,400
Less: Income attributable to noncontrolling interest	519,138	394,441

Net income attributable to China Recycling Energy Corp	4,562,967	2,190,959

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	981,872	(41,918)
Foreign currency translation gain attributable to noncontrolling interest	36,552	206

Comprehensive income attributable to China Recycling Energy Corp	$5,544,839	$2,149,041

Comprehensive income attributable to noncontrolling interest	$555,690	$394,647

Basic weighted average shares outstanding	39,198,982	38,778,035
Diluted weighted average shares outstanding *	55,126,048	48,973,914

Basic net earnings per share	$0.12	$0.06
Diluted net earnings per share *	$0.09	$0.05

* Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$5,082,105	$2,585,400
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	(11,271,254)	(10,125,436)
Depreciation and amortization	14,643	10,648
Amortization of discount related to conversion feature of convertible note	1,524,895	444,998
Interest expense from changes in conversion liability	(2,533,594)	-
Stock options expense	1,110,093	743,400
Changes in deferred tax	633,074	544,818
(Increase) decrease in current assets:
Interest receivable on sales type lease	(458,740)	(258,908)
Collection of principal on sales type leases	1,621,074	962,163
Prepaid expenses	17,399	-
Other receivables	49,666	(1,016,977)
Advance to supplier	-	217,066
Construction in progress	2,135,719	4,261,940
Increase (decrease) in current liabilities:
Accounts payable	967,457	1,725,527
Taxes payable	(414,047)	229,324
Interest payable	1,142,652	385,118
Accrued liabilities and other payables	(222,842)	(178,852)
Accrued interest on convertible notes	126,213	122,500

Net cash provided by (used) in operating activities	(475,487)	652,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,164,601	(265,933)
Acquisition of property & equipment	-	(91,879)

Net cash provided by (used in) investing activities	2,164,601	(357,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Notes payable - bank acceptances	(2,886,134)	632,132
Proceeds from loans	4,101,349	-
Repayment of loans	(455,705)	-
Advance from related parties	676,962	1,198,651

Net cash provided by financing activities	9,020,273	1,830,783

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	129,416	(2,042)

NET INCREASE IN CASH & EQUIVALENTS	10,838,803	2,123,658
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$21,911,053	$3,235,601

Supplemental Cash flow data:
Income tax paid	$1,007,538	$341,200
Interest paid	$305,755	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) (formerly China Digital Wireless, Inc.) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiary, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”), sells and leases energy saving systems and equipment.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation.”

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of March 31, 2011, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of March 31, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for changing Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and moved the 4th 9MW waste heat generation system into Phase III of the project; and accordingly, the construction cost decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation. Erdos TCH also outsourced to an independent third party the operation and maintenance of these three 9 MW power generation systems for an annual charge $947,000 (RMB 6.27 million) for each system. After 20 years, the systems will be transferred to Erdos without charge.

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of March 31, 2011, the Company had paid the cash portion in full and had shares to be issued of $11.78 million in connection with this transaction.

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

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7 MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help reduce over 20,000 tons of carbon dioxide emissions every year. At the end of the term, the WHPG system will be transferred to Zhongbao for RMB 1. Pursuant to the agreement, Zhongbao will pay Xi’an TCH a monthly “energy-saving service fee” based on the volume of electricity and steam generated the previous month at a pre-agreed price, but no less than a minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao will supply Xi’an TCH certain gas, water and compressed air from the nickel-alloy rotary kilns free of charge. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced the operation and maintenance of the WHPG for the whole operation period to a third party for an annual fee of RMB 2.4 million ($366,000).  In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of March 31, 2011.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271(RMB 30,000,000) into Shengda as initial capital. Shengda was set up in order to undertake waste energy recycling projects from a steel and chemical company in Pingshan county as to a Recycling Economy Projects Cooperative Framework Agreement that has been developed by the parties. The final terms for the projects have not been reached and entered, and Shengda is not currently operational.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Xian Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of lease term.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating projects and our customers for the price of the projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales type lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease which results in interest income and reduction of receivables. Revenue is recognized net of Sales Tax.

Contingent Rental Income

The Company records income from actual electricity usage in addition to minimum lease payments of each project as contingent rental income in the period contingent rental income is earned.  Contingent rent is not part of minimum lease payments.

Cash and Equivalents

Cash and equivalents includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of March 31, 2011 and December 31, 2010, the Company had accounts receivable of $0.

An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2011 and December 31, 2010, the Company had accounts receivable allowance of $0.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2011 and December 31, 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   As of March 31, 2011 and December 31, 2010, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

 Non-Controlling Interest

The Company follows FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

	Three months Ended March 31,
	2011	2010
Net income for common shares	$4,562,967	$2,190,959
Interest expense on convertible notes*	366,600	122,500
Net income for diluted shares	4,929,567	2,313,459

Weighted average shares outstanding - basic	39,198,982	38,778,035
Effect of dilutive securities:
Convertible notes	13,858,294	7,625,969
Options granted	2,045,104	2,437,175

Warrants granted	23,668	132,735

Weighted average shares outstanding – diluted	55,126,048	48,973,914
Earnings (loss) per share – basic	$0.12	$0.06
Earnings (loss) per share – diluted	$0.09	$0.05

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

 Registration Rights Agreement

The Company accounts for payment arrangements under a registration rights agreement in accordance with ASC Topic 825, “Financial Instruments,” which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with ASC Topic 450, “Contingencies,” (see Note 14, Registration Rights Agreement for Convertible Note).

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BMPG systems to Pucheng for fifteen years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Total future minimum lease payments receivable	$420,879,568	$379,641,671
Less: executory cost	(112,327,484)	(99,866,170)
Less: unearned interest income	(172,385,526)	(154,564,733)
Net investment in sales - type leases	136,166,558	125,210,768
Current portion	8,046,236	7,624,637
Noncurrent portion	$128,120,322	$117,586,131

As of March 31, 2011, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2012	$36,944,340
2013	35,218,714
2014	34,406,765
2015	28,246,325
2016	27,163,098
Thereafter	258,900,326
Total	$420,879,568

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of March 31, 2011 and December 31, 2010 was $0 and $2,151,690, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. As of March 31, 2011 and December 31, 2010, the Company had bank acceptances of $0 and $2,868,921, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

“Construction in progress” is the amount paid for constructing power generation systems. During the first quarter of 2011, Erdos power generation system Phase II, the third 9MW Capacity Electricity power generation system was completed and put into operation. At March 31, 2011, the Company had paid approximately $18.19 million for Phase III of the Erdos TCH power generation system projects, and $5.34 million for Shannxi Datong Coal Group Power Generation project (See Note 20). The Company was committed to pay additional $0.72 million for Phase III projects excluding quality deposits of $120,000 in 2011, and $22.12 million for Shannxi Datong Coal Group Power Generation project.

7. TAXES PAYABLE

“Taxes payable” consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Income tax	$1,004,657	$1,237,823
Business tax	203,304	347,654
Other taxes	24,702	46,423
	$1,232,663	$1,631,900

8. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Employee training, labor union expenditure and social insurance payable	$247,497	$245,019
Consulting and legal expenses	372,679	541,638
Payable to Yingfeng	1,705,243	1,730,451
Payable to Pucheng	289,793	286,892
Accrued payroll and welfare	258,238	259,120
Accrued system maintenance expense	73,142	72,409
Other	17,783	25,421
Total	$2,964,375	$3,160,950

 “Payable to Yingfeng” is the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand. “Payable to Pucheng” is the deposit for rental payments by Pucheng.

 9. ADVANCE FROM RELATED PARTY, NET

As of March 31, 2011, “Advance from related party” was $2,056,233, including $1,342,200 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH, and $725,000 advance from a shareholder of the Company with no interest, payable on demand, reduced by $10,967 which was the quick advance the Company made to its manager. At December 31, 2010, “Advance from related party” was $1,365,877, including $1,328,763 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH and a $37,114 payment by the Company’s management for paying certain operating expenses on behalf of the Company.

10. NONCONTROLLING INTEREST

“Non-controlling interest” was a 7% equity interest of Erdos JV owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

As of March 31, 2011, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the three months ended March 31, 2011:

Net Revenue	$2,834,715
Cost of Revenue	(1,626,852)
Gross Profit	1,207,863
Operating expenses	8,251
Income from operations	1,199,612
Non-operating income	1,057
Income tax expense	(300,167)
Net Income	$900,502

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$900,502
Adjustments under US GAAP
Revenue per sales-type lease	8,498,505
Cost of revenue	(7,048,919)
Income from operation	2,350,088
Interest income	808,888
Income before income tax	3,158,976
Deferred income tax expense	(563,287)
Net income per US GAAP	$2,595,689

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at March 31, 2011:

Assets
Cash and equivalents	$3,115,711
Other current assets	956,580
Property and equipment	49,049,398
Construction in process	18,720,089
Total Assets	$71,841,778
Liabilities
Accounts payable	$2,568,483
Other current liabilities	2,737,878
Long term loan	45,756,818
Total liabilities	51,063,179
Equity
Paid in capital	17,573,578
Statutory reserve	153,147
Other comprehensive income	782,222
Retained earnings	2,269,652
Total stockholders’ equity	20,778,599
Total liabilities and stockholders’ equity	$71,841,778

11. DEFERRED TAX

Deferred tax asset was a result of the accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future; and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in the book.   Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of March 31, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$156,029	$23,161

Deferred tax asset — noncurrent (depreciation of fixed assets)	24,584,087	22,571,649
Deferred tax liability — noncurrent (net investment in sales-type leases)	(31,817,926)	(29,023,949)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,077,810)	$(6,429,139)

Deferred tax liability — current (net investment in sales-type leases)	$(1,252,526)	$(1,188,504)

12. INCOME TAX

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a maximum rate of 25%. The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Under the 2008 Chinese tax law, the tax treatment of finance and sales-type leases is similar to US GAAP.  However, the local tax bureau continues to treat CREG sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2011 and 2010 are 24% and 22%, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2011 and 2010 is 25%.  Pingshan Shengda’s effective income tax rate for 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the three months ended March 31, 2011, would have been increased by $357,578 and earnings per share would have been reduced by $0.01.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $5.51 million at March 31, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(10.0)%	(13.0)%
Effect of tax holiday	(5.5)%	(7.2)%
Non tax-deductible expense	5.3%	4.2%
Other	(0.8)%	(0.4)%
Valuation allowance on US NOL	(1.5)%	11.0%
Tax per financial statements	21.5%	28.6%

The provision for income tax expenses for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$762,856	$491,948
Income tax benefit - deferred	633,074	544,818
Total income tax expenses	$1,395,930	$1,036,766

13. LOANS PAYABLE

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

During December 2009, the Plan sold aggregate 206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) were purchased by the management of Erdos TCH; the 32,280,000 units purchased by Xi’an TCH, the amount of $4.7 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.6 million at December 31, 2009.

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

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached RMB 300,000,000 ($44.1 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was RMB 252,150,000 ($38.5 million) at March 31, 2011.  Interest expense accrued on this trust loan was $5.9 million and $4.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Bank Long Term Loans - Industrial Bank

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,575,682) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($457,568) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At March 31, 2011, $457,568 of the principal was repaid and $1,830,273 will be repaid within one year which was classified as current liability.

The loan has the following covenants during the loan period: 1) maintain the current assets and net assets not less than RMB500million; 2) assets to liability ratio not less than 80%; and 3) the current ratio not less than 2.5. The borrower was Xi’an TCH. As of March 31, 2011, the amount of net assets and the current ratio of Xi’an TCH were not in compliance with the covenants; however, the Company received a waiver letter from the lender from the bank.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,575,682) to Xi’an TCH for three years from March 31, 2011 to March 30, 2014. As of March 31, 2011, the Company received RMB 27,000,000 ($4,118,114) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($457,568) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms Chaoying Zhang.

The loan has the following covenants during the loan period: 1) maintain the current assets and net assets not less than RMB500million; 2) assets to liability ratio not less than 80%; and 3) the current ratio not less than 1. The borrower was Xi’an TCH. As of March 31, 2011, the amount of net assets of Xi’an TCH was not in compliance with the covenants; however, the Company received a waiver letter from the lender from the bank.

14. CONVERTIBLE NOTES PAYABLE

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note. This pledge was released during the fiscal quarter ended March 31, 2011 and is of no further force or effect.

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

The Second Note bears interest at 5% and matured on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, converts, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the year ending December 31, 2009, as described in the Second Note. As more fully described in the Second Note, the obligations of the Company under the Second Note are senior to all other debt of the Company.

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

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.148 as of March 31, 2011, based on 2009 audited net profits and the stock price on April 29, 2008 was $1.88. This note was convertible in full into 4,577,851 shares of our common stock as of March 31, 2011. Prior to the maturity date, the Investors informally expressed their intent to exercise their conversion rights on the terms and conditions set forth herein; however, as of May 16, 2011, the Company has not yet received formal notice from the Investors, indicating that the Investors have elected to exercise their conversion rights, and, as such, the formal conversion process has not yet commenced and the shares to be issued upon conversion to the Investors have not been issued. Accordingly, the beneficial conversion feature of $3.35 million was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature as of March 31, 2011.  During 2011, the Company amortized $623,441 from unamortized BCF.

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

Registration Rights Agreement

Under the registration rights agreement, the Company must file the registration statement within 90 days of receipt of a demand notice to convert (the “Filing Date”), and the registration statement must have become effective within 120 days after filing (the “Effective Date”) or the Company must pay damages to the holders of the shares to be registered.  The Company must also pay damages if the registration statement ceases for any reason to remain continuously effective as to all Registrable Shares for which it is required to be effective, or the holders are not permitted to utilize the prospectus to resell shares for thirty (30) consecutive calendar days during any 12-month period.

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

The loan has the following covenants: 1) maintain at all time a fixed charge coverage ratio of not less than 2.0:1.0; 2) obtain consent from the lender prior to pay or declare any cash dividends or distributions on outstanding common stock; and 3) maintain at all time a consolidated leverage ratio of not less than 65%. The Company was in compliance with these covenants as of March 31, 2011.

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

As of December 31, 2010, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the first tranche of the loan. As of January 30, 2011, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the second tranche of the loan. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at March 31, 2011 and December 31, 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as a the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature has been recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to beneficial conversion feature will continue to be amortized over the term of the loan; during the three months ended March 31, 2011, the Company amortized $901,454 from unamortized discount due to beneficial conversion feature.

For the first tranche of the loan, the Company recorded the derivative liability of $5.19 million for conversion option at March 31, 2011 based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 1.07%, and dividend yield of 0%.  For the second tranche, the Company recorded the derivative liability of $5.17 million for conversion option at March 31, 2011 based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.96%, and dividend yield of 0%.

15. STOCK-BASED COMPENSATION PLAN

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

On August 4, 2008, the Company granted stock options to acquire 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share to 17 employees under the 2007 Plan. The options vest over a period of three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification to the options that were cancelled on June 25, 2008. The grant date fair value of options was $5.04 million.

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

According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets its minimum revenue and earnings goals in the Corporation’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010;  and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2012 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2012.  The Option may only be exercised to the extent that the Option has become vested and exercisable. The management used its estimates for determining the probability of achieving each year’s financial goals; these were 100%, 50% and 50% for 2010, 2011 and 2012, respectively.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	3,000,000	$0.80	4.59
Granted	290,000	2.35	5.00
Exercised	-	-	-
Cancelled vested options	(87,000)	0.80	-
Forfeited	(203,000)	0.80	-
Outstanding at December 31, 2009	3,000,000	0.95	3.71
Exercisable at December 31, 2009	813,000	0.80	3.59
Granted	2,200,000	3.05	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	5,200,000	1.84	3.52
Exercisable at December 31, 2010	2,255,000	$0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	5,200,000	1.84	3.27
Exercisable at March 31, 2011	2,255,000	$0.86	2.34

The Company recorded $1,069,080 and $506,126 compensation expense for stock options to employees during the three months ended March 31, 2011 and 2010, respectively. There were no options exercised during the three months ended March 31, 2011.

Options to Independent Directors

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, par value $0.001, at $1.85 per share to three independent directors. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

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

On October 7, 2010, the Board of Directors (“BOD”) of the Company approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with Cinda on August 18, 2010 as described in Note 16 above. At the same time, the BOD appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the vacancies on the BOD until their successors have been duly elected and qualified. Mr. Shi is also appointed as a member of the Compensation Committee of the BOD. In connection with the appointment, the BOD of the Company has authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $83,000.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	130,000	1.85	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	130,000	1.85	4.83
Exercisable at December 31, 2009	-	-	-
Granted	80,000	3.83	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	210,000	2.60	4.05
Exercisable at December 31, 2010	170,000	$2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	210,000	2.60	3.80
Exercisable at March 31, 2011	170,000	$2.52	3.64

The Company recorded $41,013 and $146,525 compensation expense for stock options to independent directors during the three months ended March 31, 2011 and 2010, respectively. There were no options exercised during the three months ended March 31, 2011.

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

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	-	$-	-
Granted	200,000	1.50	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	200,000	1.50	4.75
Exercisable at December 31, 2009	-	-	-
Granted	-	-	-
Exercised	150,000	1.50	-
Forfeited	-	-	-
Outstanding at December 31, 2010	50,000	1.50	3.75
Exercisable at December 31, 2010	50,000	$1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2011	50,000	1.50	3.50
Exercisable at March 31, 2011	50,000	$1.50	3.50

The Company recorded $0 and $90,749 compensation expense for warrants to the IR during the three months ended March 31, 2011 and 2010, respectively. There were no warrants exercised during the three months ended March 31, 2011.

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At March 31, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

ARC Settlement

The Company and investment relationship company ARC China, Inc (“ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company's Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at a price of $1.23 per share. ARC has agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable as of September 30, 2010. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC China in Nevada federal court on November 10, 2010. The conditions for the issuance of the additional 170,000 shares were not met; consequently, 150,000 of those shares, which had been issued and delivered to an escrow agent, were returned to the Company and cancelled on March 29, 2011, and the other 20,000 shares were never issued.

17. STATUTORY RESERVES

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

19. COMMITMENTS

Erdos Phase III of Power Generation Projects

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

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation.  During the fourth quarter of 2010 and first quarter of 2011, three 9MW power generation systems of Phase II were completed and put into operation. Erdos TCH outsourced to an independent third party the operation and maintenance of the power generation system for $922,000 (RMB 6.27 million) per year for each system.  After 20 years, the systems will be transferred to Erdos without any charge.

As of March 31, 2011 the projects of Erdos Phase III are under construction. At March 31, 2011, the Company has paid approximately $18.19 million for Phase III. The Company expects the completion of Phase III projects no later than the end of 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi'an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (Shannxi Datong) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong's metal refining plants to generate power. According to the contract, the Company will install two 3MW TRT and one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay a service fee to the Company. The service fee is based on an average of 8,000 electricity-generating hours per year and RMB 0.33 per kilowatt hour ("Kwh") for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

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

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009.

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

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan Xi’an Shengda Energy Technology Ltd Co. (“Shengda”). Xi’an TCH contributed cash of $4,559,271(RMB 30,000,000) into Shengda as initial capital. Shengda was set up in order to undertake waste energy recycling projects from a steel and chemical company in Pingshan county as to a Recycling Economy Projects Cooperative Framework Agreement  that has been developed by the parties but  the final terms for the projects have not been reached and entered, and Shengda is not currently operational.

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

Erdos Projects

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

During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW capacity electricity power generation systems were completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with the similar terms to the Phase I project. At March31, 2011, the Company paid approximately $18.19 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III in the third quarter of 2011.

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering which is expected to occur in 2010 or 2011, but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of March 31, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $11.78 million as of March 31, 2011, have not been issued.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) system, which is an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 per ton. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million (approximately $352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of March 31, 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (Shannxi Datong) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, the Company will install two 3MW TRT and one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to the Company. The service fee is based on an average of 8,000 electricity-generating hours per year and RMB 0.33 per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the noncontrolling interest.  Total sales and interest income for this noncontrolling interest was $11.3 million and $1.4 million for the three months ended March 31, 2011, and $10.1 million and $0.3 million for the same period of 2010, respectively.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in the consolidation.

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

Recent Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011and thereafter.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$11,271,254	100%	$10,125,436	100%
Sales of products	11,271,254	97%	10,125,436	100%
Contingent rental income	291,895	3%	-	-
Cost of sales	(8,456,032)	73%	(7,798,245)	77%
Cost of products	(8,456,032)	73%	(7,798,245)	77%
Gross profit	3,107,117	27%	2,327,191	23%
Interest income on sales-type lease	5,138,303	44%	3,094,568	31%
Total operating income	8,245,420	71%	5,421,759	54%
Total operating expenses	(1,767,689)	15%	(1,359,697)	14%
Income from operations	6,477,731	56%	4,062,062	40%
Total non-operating income (expenses), net	304	0%	(439,896)	(4)%
Income before income tax	6,478,035	56%	3,622,166	36%
Income tax expense	1,395,930	12%	1,036,766	10%
Less: net income attributable to noncontrolling interest	519,138	4%	394,441	4%
Net income attributable to China Recycling Energy Corp	$4,562,967	40%	$2,190,959	22%

SALES. Net sales of systems for the three months ended March 31, 2011 were $11.27 million while our net sales for the same period of 2010 were $10.13 million, an increase of $1.14 million. The increase was primarily due to the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements in the first quarter of 2011; in comparison, net sales for the same period, in fiscal year 2010, reflected the completion and sale of the 2nd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements. For the three months ended March 31, 2011, the Company received contingent rental income of $0.29 million, compared to no contingent rental income for the same period in fiscal year 2010. The increase in contingent rental income resulted from actual usage of the electricity, in addition to the minimum lease payments we received in the first quarter of 2011 from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project.  For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the first quarter of 2011 was $8.46 million while our cost of sales for the comparable period of 2010 was $7.80 million, an increase of $0.66 million. Our cost of sales for the first quarter of 2011 consisted of the 3rd 9MW recycling waste heat power generation system of Erdos Phase II project. For the first quarter of 2010, the cost of sales was for Erdos Phase I the second 9MW recycling wasted heat power generation system.

GROSS PROFIT. Gross profit was $3.11 million for the three months ended March 31, 2011 compared to $2.33 million for the same period of 2010, a gross margin of 27% and 23% for the comparable period of 2011 and 2010, respectively. The gross profit was mainly from the selling of the Erdos Phase II 3rd 9MW capacity power station in the first quarter of 2011, and contingent rental income of $0.29 million, while in the first quarter of 2010, it was mainly for the selling of the Erdos Phase I second 9 MW power generation system.

OPERATING INCOME. Operating income was $8.25 million for the first quarter of 2011 while our operating income for the first quarter of 2010 was $5.42 million, an increase of $2.82 million. The growth in operating income was mainly due to the increase in interest income from selling and leasing our energy saving systems through sales-type leasing.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2011 was $5.14 million, a $2.05 million increase from $3.09 million for the comparable period of 2010.  During the first quarter of 2011, the interest income was derived from eleven systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system. The 3rd 9MW waste heat power generating system of Erdos Phase II project was sold at the first quarter of 2011 and will start to generate interest income in April of 2011. During the first quarter of 2010, the interest income was from seven systems: two TRT systems, two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.77 million for the first quarter of 2011 as compared to $1.36 million for the same period of 2010, an increase of $0.41 million or 30%. The increase was due to proportional increases in our payroll, welfare, business trip and marketing expenses as a result of the sale of the 3rd 9MW recycling waste heat power generation system of Erdos Phase II project and continuous expansion of our business; in addition, we recorded $1.11 million compensation expense for stock options during the first quarter of 2011, compared to $0.74 million for the same period of 2010.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended March 31, 2011, net non-operating income was $304 as compared to net non-operating expense of $439,896 for the comparable period of 2010. In the first quarter of 2011, we had $1 million interest expense on loans, $1.52 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $2.53 million from changes in fair value of conversion feature liability of the convertible note from China Cinda; while in the same period of 2010, the interest expense was $567,474, offset by interest and other income of $127,000.

INCOME TAX EXPENSE. The income tax expense was $1.40 million for the first quarter of 2011, an increase of $0.36 million from $1.04 million for the comparable period of 2010. The increase was mainly due to the increase of income before income tax from $3.62 million for the first quarter of 2010 to $6.48 million for the same period of 2011. The consolidated effective income tax rate for the first quarter of 2011 and 2010 was 21.5% and 28.6%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note and changing in fair value of conversion feature liability, approximately 5.3% of pretax income; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended March 31, 2011 was $4.56 million compared to $2.19 million for the same period of 2010, an increase of $2.37 million. This increase in net income was mainly due to increased interest income from lease payments for energy saving systems compared with the first quarter of 2010, as well as the sale of the 3rd 9MW recycling waste heat power generation system of the Erdos Phase II project.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2011 and 2010

As of March 31, 2011, the Company had cash and cash equivalents of $21.91 million, other current assets were $9.43 million and current liabilities were $28.06 million.  Working capital was $3.28 million. The debt-to-equity ratio was 0.66:1 at March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three month ended March 31, 2011and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(475,487)	$652,729
Investing Activities	2,164,601	(357,812)
Financing Activities	9,020,273	1,830,783

Net cash flow used in operating activities was $475,487 during the first quarter of 2011, as compared to $652,729 provided by the comparable period of 2010. The increase in net cash outflow was mainly from the sale of our 3rd 9MW recycling waste heat power generation system of the Erdos Phase II project through sales-type lease for $11.56 million. This project commenced construction in 2010 and was completed in the first quarter of 2011, which resulted in cash inflow from construction in progress in 2011, but we paid $5.34 million for constructing Shannxi Datong Coal Group Power Generation Projects. The construction was considered an  operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $1.91 million in the first quarter of 2011 compared with $0.96 million in the same period of 2010, an increase of $0.95 million.

Net cash flow provided by investing activities was $2.16 million in the first quarter of 2011, compared to $0.36 million used in the comparable period of 2010. The increase of net cash flow provided by investing activities was mainly due to the release of restricted cash of 2.16 million from the bank which we previously deposited in the bank as collateral for the bank acceptances. While in the same period of 2010, we deposited into bank of $0.27 million as restricted cash and purchased equipment for $91,879.

Net cash flow provided by financing activities was $9.02 million for the quarter ended March 31, 2011 compared to net cash provided by financing activities of $1.83 million for the comparable period in 2010. The increase was mainly due to the $7.58 million proceeds from convertible notes from China Cinda, $4.1 million proceeds from a bank loan, despite repayment on notes payable (bank acceptances) of $2.89 million and repayment of bank loan for $0.46 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of March 31, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction, although the shares have not yet been issued.

We believe we have sufficient cash to continue our current business through 2011 due to stable recurring receipts from interest income from sales-type leases in place. As of March 31, 2011, we have two TRT systems, two CHPG systems, one WGPG system, five recycling waste heat power generating systems from the Erdos projects, one BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we  have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2011.

We do not believe inflation has had a significant negative impact on our results of operations during 2011.

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

Contractual Obligations

Convertible Notes Payable - Carlyle

On April 29, 2008, we issued and sold to Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”) a 5% Secured Convertible Promissory Note of $5,000,000.  The terms for the Note were amended and restated on April 29, 2009.

This note bears interest at 5% and matured on April 29, 2011. The principal amount of the note, together with any interest thereon, convert, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  Based on our after-tax profits in 2009, the conversion price is $1.148 per share, and this note was convertible in full into 4,577,851 shares of our common stock as of March 31, 2011. Prior to the maturity date, the Investors informally expressed their intent to exercise their conversion rights on the terms and conditions set forth herein; however, as of May 16, 2011, the Company has not yet received formal notice from the Investors, indicating that the Investors have elected to exercise their conversion rights, and, as such, the formal conversion process has not yet commenced and the shares to be issued upon conversion to the Investors have not been issued.   The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.  This pledge was released during the fiscal quarter ended March 31, 2011 and is of no further force or effect

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with a maturity date of April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of March 31, 2011. These conversion shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note.

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

During December 2009, the Company sold aggregate 206,880,000 units for RMB 206,880,000 ($30.30 million), of which 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units ($4.73 million) were purchased by Xi’an TCH; the amount of $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the Company’s consolidated financial statements.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under this trust plan was RMB 252,150,000 ($38.5 million) at March 31, 2011.  Interest expense accrued on this trust loan was $5.9 million and $4.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,529,875) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 5.4%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 (approximately $452,987) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At March 31, 2011, $457,568 of the principal was repaid and $1,830,273 is schedule to be repaid within one year.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,575,682) to Xi’an TCH for three years from March 31, 2011 to March 30, 2014. As of March 31, 2011, the Company received RMB 27,000,000 ($4,118,114) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($457,568) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms Chaoying Zhang.

Convertible note agreement with China Cinda

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company will issue to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million ($7.6 million).  Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda also entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million ($15.2 million).  All proceeds from the Notes and the Loans will be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

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

As collateral for the Notes, Mr. Guohua Ku, the CEO and a major shareholder of the Company, has entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance. On December 30, 2010, the Company received proceeds of RMB50, 000,000 ($7,533,391) from the first tranche of the loan. On January 30, 2011, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the second tranche of the loan.

Commitments

Erdos Phase III of Power Generation Projects

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

During the first quarter of 2010, Erdos power generation system Phase I project was completed and put into operation.  During the fourth quarter of 2010 and first quarter of 2011, three 9MW power generation systems of Phase II were completed and put into operation. Erdos TCH outsourced to an independent third party the operation and maintenance of the power generation system for $922,000 (RMB 6.27 million) per year for each system.  After 20 years, the systems will be transferred to Erdos without any charge.

As of March 31, 2011 the projects of Erdos Phase III are under construction. At March 31, 2011, the Company has paid approximately $18.19 million for Phase III. The Company expects the completion of Phase III projects no later than the end of 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi'an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (Shannxi Datong) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong's metal refining plants to generate power. According to the contract, the Company will install two 3MW TRT and one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay a service fee to the Company. The service fee is based on an average of 8,000 electricity-generating hours per year and RMB 0.33 per kilowatt hour ("Kwh") for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.             Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A.          Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2010.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Removed and Reserved.

None

 Item 5.            Other Information

None

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 16, 2011	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: May 16, 2011	/s/ David Chong
David Chong
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

*           Filed herewith.