Form 10-Q
period 2011-06-30
CHINA RECYCLING ENERGY CORP
filed 2011-08-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 10, 2011 was 43,533,174.

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	2011	2010
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & equivalents	$10,560,586	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	8,360,756	7,624,637
Interest receivable on sales type leases	2,364,448	554,930
Prepaid expenses	5,316	33,274
Other receivables	1,787,839	393,015

Total current assets	23,078,945	21,829,796

NON-CURRENT ASSETS
Prepaid interest	792,694	774,609
Investment in sales type leases, net	127,917,588	117,586,131
Property and equipment, net	138,084	159,968
Construction in progress	32,915,400	25,377,983

Total non-current assets	161,763,766	143,898,691

TOTAL ASSETS	$184,842,711	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,030,075	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,444,647	1,631,900
Interest payable on Trust loans	2,728,275	380,524
Accrued liabilities and other payables	3,093,645	3,160,950
Advance from related parties	1,397,657	1,365,877
Convertible notes - current	3,000,000	4,403,078
Accrued interest on convertible notes - current	48,000	191,828
Deferred tax liability - current	1,269,564	1,188,504
Bank loans payable - current	3,708,511	1,811,950
Trust loans payable - current	5,199,642	5,081,010

Total current liabilities	23,920,016	27,097,182

NONCURRENT LIABILITIES
Shares to be issued	16,780,471	11,780,471
Deferred tax liability, net	7,140,042	6,429,139
Long term liability	293,590	-
Convertible notes, net of discount due to beneficial conversion feature	4,348,321	4,095,356
Conversion liability	6,766,560	6,438,035
Accrued interest on long term convertible notes	314,908	419,922
Bank loans payable	3,708,511	2,264,937
Trust loans payable	33,762,903	32,992,586

Total noncurrent liabilities	73,115,306	64,420,446

Total liabilities	97,035,322	91,517,628

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,198,982 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	39,200	39,200
Additional paid in capital	46,884,219	44,666,824
Statutory reserve	6,134,619	5,203,605
Accumulated other comprehensive income	8,434,876	6,083,840
Retained earnings	22,139,584	14,812,630

Total Company stockholders' equity	83,632,498	70,806,099

Noncontrolling interest	4,174,891	3,404,760

Total equity	87,807,389	74,210,859

TOTAL LIABILITIES AND EQUITY	$184,842,711	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
 AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Revenue
Sales of systems	$11,343,798	$31,921,309	$72,544	$21,795,873
Contingent rental income	585,023	742,638	293,128	742,638

Total revenue	11,928,821	32,663,947	365,672	22,538,511

Cost of sales
Cost of systems	8,524,672	24,600,160	68,640	16,801,915

Total cost of sales	8,524,672	24,600,160	68,640	16,801,915

Gross profit	3,404,149	8,063,787	297,032	5,736,596

Interest income on sales-type leases	10,626,804	6,418,263	5,488,501	3,323,695

Total operating income	14,030,953	14,482,050	5,785,533	9,060,291

Operating expenses
General and administrative	3,446,457	2,746,173	1,678,768	1,386,476

Income from operations	10,584,496	11,735,877	4,106,765	7,673,815

Non-operating income (expenses)
Interest income	58,643	21,434	23,862	(37,705)
Interest expense	(5,611,459)	(1,188,449)	(3,085,498)	(737,075)
Changes in conversion liability fair value	6,132,906	-	3,599,312	-
Other income (expenses)	(41,751)	(3,568)	(708)	92,691
Financial expense	(1,938)	-	(871)	-

Total non-operating income (expenses), net	536,401	(1,170,583)	536,097	(682,089)

Income before income tax	11,120,897	10,565,294	4,642,862	6,991,726
Income tax expense	2,179,631	2,898,043	783,701	1,861,277

Income before noncontrolling interest	8,941,266	7,667,251	3,859,161	5,130,449
Less: Income attributable to noncontrolling interest	683,298	486,573	164,160	92,132

Net income attributable to China Recycling Energy Corp	8,257,968	7,180,678	3,695,001	5,038,317

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	2,351,036	343,948	1,369,164	385,866
Foreign currency translation gain attributable to noncontrolling interest	86,833	10,550	50,281	20,795

Comprehensive income attributable to China Recycling Energy Corp	$10,609,004	$7,524,626	$5,064,165	$5,424,183

Comprehensive income attributable to noncontrolling interest	$770,131	$497,123	$214,441	$112,927

Basic weighted average shares outstanding	40,707,568	38,778,035	42,199,576	38,778,035
Diluted weighted average shares outstanding *	55,084,616	48,886,504	55,447,423	48,754,609

Basic earnings per share	$0.20	$0.19	$0.09	$0.13
Diluted earnings per share *	$0.16	$0.15	$0.07	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

*   Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$8,941,266	$7,667,251
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(11,343,798)	(19,953,281)
Depreciation and amortization	29,418	25,323
Amortization of discount related to conversion feature of convertible note	3,345,398	880,466
Interest expense from changes in conversion liability	(6,132,906)	-
Stock options and warrants expenses	1,445,327	1,407,547
Changes in deferred tax	607,580	1,832,221
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,777,472)	(55,993)
Collection of principal on sales type leases	3,286,197	1,587,602
Prepaid expenses	28,430	279,184
Other receivables	(1,370,926)	(1,232,323)
Construction in progress	(6,871,097)	(11,030,396)
Increase (decrease) in current liabilities:
Accounts payable	(3,066,667)	2,593,038
Taxes payable	(222,960)	412,624
Interest payable	2,314,017	1,356,732
Long term liability	290,471	-
Accrued liabilities and other payables	(123,975)	(166,058)
Accrued interest on convertible notes	(237,064)	(3,639)

Net cash used in operating activities	(10,858,761)	(14,399,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,178,533	(200,653)
Acquisition of property & equipment	(4,071)	(131,547)

Net cash provided by (used in) investing activities	2,174,462	(332,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Cash contribution from noncontrolling interest	-	908,279
Notes payable - bank acceptances	(2,904,710)	-
Proceeds from loans	4,127,746	15,757,780
Repayment of loans	(917,277)	-
Advance from related parties	-	2,022,535

Net cash provided by financing activities	7,889,560	18,688,594

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	283,075	21,065

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(511,664)	3,977,757
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$10,560,586	$5,089,700

Supplemental Cash flow data:
Income tax paid	$1,395,651	$945,165
Interest paid	$1,163,756	$201,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of June 30, 2011, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of June 30, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for changing Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and moved the fourth 9MW waste heat generation system into Phase III of the project; and accordingly, the construction cost decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation. Erdos TCH also outsourced to an independent third party the operation and maintenance of these three 9 MW power generation systems for an annual charge $947,000 (RMB 6.27 million) for each system. After 20 years, the systems will be transferred to Erdos without charge.

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million ( $2.2 million), of which, RMB 7 million (  $1.03 million) was payable to Dong, and RMB 8 million ( $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of June 30, 2011, the Company had paid the cash portion in full and had shares to be issued of $11.78 million in connection with this transaction.

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

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7 MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help reduce over 20,000 tons of carbon dioxide emissions every year. At the end of the term, the WHPG system will be transferred to Zhongbao for RMB 1. Pursuant to the agreement, Zhongbao will pay Xi’an TCH a monthly “energy-saving service fee” based on the volume of electricity and steam generated the previous month at a pre-agreed price, but no less than a minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao will supply Xi’an TCH certain gas, water and compressed air from the nickel-alloy rotary kilns free of charge. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced the operation and maintenance of the WHPG for the whole operation period to a third party for an annual fee of RMB 2.4 million ($366,000).  In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of June 30, 2011.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up in order to undertake waste energy recycling projects from a steel and chemical company in Pingshan county as to a Recycling Economy Projects Cooperative Framework Agreement that has been developed by the parties. The final terms for the projects have not been reached and entered, and Shengda is not currently operational.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Xian Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of the lease term.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating projects and our customers for the price of the projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the sales type lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease which results in interest income and reduction of receivables. Revenue is recognized net of Sales Tax.

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Certain other financial instruments, which subject the Company to concentration of credit risk, consist of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2011 and December 31, 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   As of June 30, 2011 and December 31, 2010, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table presents a reconciliation of basic and diluted earnings per share for six and three months ended:

	Six Months Ended		Three Months Ended
	2011	2010	2011	2010
Net income for common shares	$8,257,968	$7,180,678	$3,695,001	$5,038,317
Interest expense on convertible notes*	694,001	-	327,401	-
Net income for diluted shares	$8,951,969	$7,180,678	$4,022,402	$5,038,317

Weighted average shares outstanding – basic	40,707,568	38,778,035	42,199,576	38,778,035
Effect of dilutive securities:
Convertible notes**	12,444,486	7,625,969	11,470,975	7,596,154
Options granted	1,912,122	2,357,500	1,760,488	2,264,454

Warrants granted	20,440	125,000	16,384	115,966

Weighted average shares outstanding – diluted	55,084,616	48,886,504	55,447,423	48,754,609
Earnings (loss) per share – basic***	$0.20	$0.19	$0.09	$0.13
Earnings (loss) per share – diluted	$0.16	$0.15	$0.07	$0.10

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.
**
The Investors decided to convert $5,000,000 convertible note into 4,334,192 shares effective on April 29, 2011; however, the shares were issued after the period covered by this quarterly report (June 30, 2011).

***	Basic earnings per share included shares to be issued of 4,334,192 shares from April 29, 2011.

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BMPG systems to Pucheng for fifteen years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Total future minimum lease payments receivable	$417,247,218	$379,641,671
Less: executory cost	(111,838,528)	(99,866,170)
Less: unearned interest income	(169,130,346)	(154,564,733)
Net investment in sales - type leases	136,278,344	125,210,768
Current portion	8,360,756	7,624,637
Noncurrent portion	$127,917,588	$117,586,131

As of June 30, 2011, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2012	$37,201,181
2013	35,680,199
2014	33,883,835
2015	27,549,931
2016	27,519,027
Thereafter	255,413,045
Total	$417,247,218

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of June 30, 2011 and December 31, 2010 was $0 and $2,151,690, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. As of June 30, 2011 and December 31, 2010, the Company had bank acceptances of $0 and $2,868,921, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

“Construction in progress” is the amount paid for constructing power generation systems. During the first quarter of 2011, Erdos power generation system Phase II, the third 9MW Capacity Electricity power generation system was completed and put into operation. At June 30, 2011, the Company had paid approximately $18.89 million for Phase III of the Erdos TCH power generation system projects, and $12.36 million for Shannxi Datong Coal Group Power Generation project (See Note 19). The Company was committed to pay additional $0.9 million for Phase III projects excluding quality deposits of $120,000 in 2011, and $15.45 million for Shannxi Datong Coal Group Power Generation project.

In June 2011, ShenQiu YuNeng Thermal Power Generation project commenced and the total estimated project cost is for  RMB 22.5 million ( $3.5 million). As of June 30, 2011, the Company had paid $1.74 million and was committed to pay an additional $1.76 million for the project.

7. TAXES PAYABLE

“Taxes payable” consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Income tax	$967,808	$1,237,823
Business tax	425,623	347,654
Other taxes	51,216	46,423
	$1,444,647	$1,631,900

8. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Employee training, labor union expenditure and social insurance payable	$250,740	$245,019
Consulting and legal expenses	827,544	541,638
Payable to Yingfeng	1,658,053	1,730,451
Payable to Pucheng	-	286,892
Accrued payroll and welfare	269,425	259,120
Accrued system maintenance expense	74,100	72,409
Other	13,783	25,421
Total	$3,093,645	$3,160,950

 “Payable to Yingfeng” is the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand. “Payable to Pucheng” is the deposit for rental payments by Pucheng.

 9.  RELATED PARTY TRANSACTIONS

As of June 30, 2011, advances from related parties totaled $1,397,657, including $1,359,787 from Erdos (the minority shareholder of Erdos TCH), as an advance for the capital needs of Erdos TCH, and a $37,870 advance from management of the Company, with no interest, payable on demand. As of December 31, 2010, advances from related parties totaled $1,365,877, including $1,328,763 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH and a $37,114 payment by the Company’s management for paying certain operating expenses on behalf of the Company.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest.  Total sales and interest income for this non-controlling interest was $11.5 million and $3.25 million for the six months ended June 30, 2011, and $10.1 million and $0.9 million for the same period of 2010; $0.2 million and $1.85 for three months ended June 30, 2011, and  $0 and  $0.6 million for the same period of 2010, respectively.

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

As of June 30, 2011, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the six months ended June 30, 2011:

Net Revenue	$6,387,265
Cost of Revenue	(3,663,910)
Gross Profit	2,724,355
Operating expenses	10,907
Income from operations	2,713,448
Non-operating income	4,477
Income tax expense	(679,481)
Net Income	$2,038,444

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$2,038,444
Adjustments under US GAAP
Revenue per sales-type lease	5,125,394
Cost of revenue	(5,072,460)
Income from operation	2,091,378
Interest income	1,785,208
Income before income tax	3,876,586
Deferred income tax expense	(460,095)
Net income per US GAAP	$3,416,491

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at June 30, 2011:

Assets
Cash and equivalents	$690,282
Other current assets	5,052,782
Property and equipment	49,053,058
Construction in process	20,276,276
Total Assets	$75,072,398
Liabilities
Accounts payable	$1,879,366
Other current liabilities	4,641,470
Long term loan	46,356,388
Total liabilities	52,877,224
Equity
Paid in capital	17,573,578
Statutory reserve	153,147
Other comprehensive income	1,060,856
Retained earnings	3,407,593
Total stockholders’ equity	22,195,174
Total liabilities and stockholders’ equity	$75,072,398

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

As of June 30, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$369,849	$23,161

Deferred tax asset — noncurrent (depreciation of fixed assets)	24,420,546	22,571,649
Deferred tax liability — noncurrent (net investment in sales-type leases)	(31,930,437)	(29,023,949)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,140,042)	$(6,429,139)

Deferred tax liability — current (net investment in sales-type leases)	$(1,269,564)	$(1,188,504)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2011 and 2010 are 24% and 22%, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2011 and 2010 is 25%.  Pingshan Shengda’s effective income tax rate for 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the three months ended June 30, 2011, would have been increased by $693,370 and earnings per share would have been reduced by $0.02.

Shanghai TCH, as a business in a Development Zone, was subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall increase as follows:

Year	Tax Rate

2010	22%
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $6.72 million at June 30, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2011 and 2010, respectively:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.1%
Tax rate difference – current provision	(9.4)%	(11.8)%	(8.5)%	(11.2)%
Effective tax holiday	(6.2)%	(10.1)%	(7.2)%	(11.5)%
Non tax-deductible expense	8.8%	2.8%	13.8%	1.9%
Other	(0.3)%	4.9%	0.2%	7.4%
Valuation allowance on US NOL	(7.3)%	7.6%	(15.4)%	5.9%
Tax per financial statements	19.6%	27.4%	16.9%	26.6%

The provision for income tax expenses for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$1,572,051	$1,065,821	$809,195	$573,873
Income tax benefit - deferred	607,580	1,832,222	(25,494)	1,287,404
Total income tax expenses	$2,179,631	$2,898,043	$783,701	$1,861,277

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

During December 2009, the Plan sold  206,880,000 units for RMB 206,880,000 ($30.3 million), of which, 9,100,000 units ($1.3 million) were purchased by the management of Erdos TCH; the 32,280,000 units purchased by Xi’an TCH, the amount of $4.7 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was $25.6 million at December 31, 2009.

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

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached RMB 300,000,000 ($44.1 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was RMB 252,150,000 ($38.5 million) at June 30, 2011.  Interest expense accrued on this trust loan was $5.9 million and $4.5 million at June 30, 2011 and December 31, 2010, respectively.

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

Bank Long Term Loans - Industrial Bank

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,635,639) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($463,564) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At June 30, 2011, $927,128 of the principal was repaid and $1,854,256 will be repaid within one year which was classified as current liability.

The loan has the following covenants during the loan period: (i) maintain the current assets and net assets not less than RMB500million ($78 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 2.5. The borrower was Xi’an TCH. As of June 30, 2011, the amount of net assets and the current ratio of Xi’an TCH were not in compliance with the covenants; however, the Company received a waiver letter from the Lender.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,635,639) to Xi’an TCH for three years  to March 30, 2014. As of June 30, 2011, the Company received RMB 27,000,000 ($4,172,075) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($463,564) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms Chaoying Zhang. At June 30, 2011, $463,564 of the principal was repaid and $1,854,256 will be repaid within one year which was classified as current liability.

The loan was originally pledged with the system and revenue of the project ZhongBao. In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”) (see Note 19, Commitment), the Company engaged a third party bonding company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011.

The loan has the following covenants during the loan period: (i) maintain the current assets and net assets not less than RMB500 million ($78 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. The borrower was Xi’an TCH. As of June 30, 2011, the amount of net assets of Xi’an TCH was not in compliance with the covenants; however, the Company received a waiver letter from the Lender.

14. CONVERTIBLE NOTES PAYABLE

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note. This pledge was released during the fiscal quarter ended June 30, 2011 and is of no further force or effect.

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

The Second Note bore interest at 5% and matured on April 29, 2011. The principal face amount of the Second Note, together with any interest thereon, was convertible, at the option of the holders at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available prior to March 30, 2010) and prior to maturity, into shares of the Company’s common stock at an initial conversion price that is tied to the after-tax net profits of the Company for the year ending December 31, 2009, as described in the Second Note. As more fully described in the Second Note, the obligations of the Company under the Second Note are senior to all other debt of the Company.

The Second Note and the 8% Note described below are both secured by a security interest granted to the Investors pursuant to the Share Pledge Agreement.

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission and Subscription Closing, the Company repaid in full the First Note and issued to the Investors, 4,065,040 shares of Common Stock at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion was expensed.

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

On April 29, 2009, CREG amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the First Note on April 28, 2008. Accordingly, the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.154 as of April 29, 2011. Accordingly, the beneficial conversion feature of $3.15 million was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature.

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

In June 2011, the Investors converted the note into 4,334,192 shares of the Company’s common stock at a conversion price of $1.154 per share. The effective date of the conversion was April 29, 2011. As of June 30, 2011, the interest accrued on the second note was fully paid, and the 4,334,192 shares of common stock were recorded as shares to be issued in the accompanying financial statements, since such shares were not issued as of June 30, 2010. As disclosed on a Form 8-K filed July 22, 2011, the Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  The unamortized portion BCF of $745,547 was fully amortized as of the conversion date. During the six months ended June 30, 2011, the Company amortized $1,368,988 BCF for the Second Note.

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

Convertible Note Agreement with China Cinda

On August 18, 2010, the “Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company will issue  Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million.  Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda also entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million.  All proceeds from the Notes and the Loans will be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

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

The Loans have the following covenants: (i) maintain at all time a fixed charge coverage ratio of not less than 2.0:1.0; (ii) obtain consent from the lender prior to pay or declare any cash dividends or distributions on outstanding common stock; and (iii) maintain at all time a consolidated leverage ratio of not less than 65%. Pursuant to the terms and conditions of the Trust Loan Agreement, the Company is required to comply with these covenants annually on its consolidated financial statements audited under US GAAP.

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

As collateral for the Notes, Mr. Guohua Ku, the CEO and a major shareholder of the Company entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance.

As of December 31, 2010, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the first tranche of the Loans. As of January 30, 2011, the Company received proceeds of another RMB 50,000,000 ($7,533,391) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at June 30, 2011 and December 31, 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as a the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the six and three months ended June 30, 2011, the Company amortized $1,976,410 and $1,074,956 from unamortized discount due to beneficial conversion feature.

For the first tranche of the Loans, the Company recorded the derivative liability of $3.44 million for conversion option at June 30, 2011, based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 1.07%, and dividend yield of 0%.  For the second tranche, the Company recorded the derivative liability of $3.33 million for conversion option at June 30, 2011 based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.96%, and dividend yield of 0%.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	5,200,000	1.84	3.52
Exercisable at December 31, 2010	2,255,000	$0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	5,200,000	1.84	3.02
Exercisable at June 30, 2011	2,988,333	$1.40	2.62

The Company recorded $1,401,352 and $978,058 compensation expense for stock options to employees during the six months ended June 30, 2011 and 2010, respectively. For three months ended June 30, 2011, the Company recorded $332,272 and $471,932, respectively. There were no options exercised during the six months ended June 30, 2011.

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

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	210,000	2.60	4.05
Exercisable at December 31, 2010	170,000	$2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	210,000	2.60	3.55
Exercisable at June 30, 2011	210,000	$2.60	3.65

The Company recorded $43,975 and $247,991 compensation expense for stock options to independent directors during the six months ended June 30, 2011 and 2010, respectively. The Company recorded $2,962 and $101,466 during three months ended June 30, 2011 and 2010, respectively. No options were exercised during the six months ended June 30, 2011.

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

The following table summarizes activity for the warrants to certain investor relations firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	50,000	1.50	3.75
Exercisable at December 31, 2010	50,000	$1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	50,000	1.50	3.25
Exercisable at June 30, 2011	50,000	$1.50	3.25

The Company recorded $0 and $181,498 compensation expense for warrants to the IR during the six months ended June 30, 2011 and 2010, respectively. The Company recorded $0 and $90,749 during three months ended June 30, 2011 and 2010, respectively. There were no warrants exercised during the six months ended June 30, 2011.

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At June 30, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction, and $5.0 million in connection with the conversion of the second convertible note of $5 million from Carlyle (Note 14).

As of June 30, 2011, the Company has a contingent gain of $5.8 million which is the difference between  the payable to Dong of $11.78 million and the fair value of the 2,945,000 minimum number of shares to be issued based on the June 30, 2011 market price of CREG’s shares.

ARC Settlement

The Company and investment relationship company ARC China, Inc. (“ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company's Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at  $1.23 per share. ARC has agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable as of September 30, 2010. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC China in Nevada federal court on November 10, 2010. The conditions for the issuance of the additional 170,000 shares were not met; consequently, 150,000 of those shares, which had been issued and delivered to an escrow agent, were returned to the Company and cancelled on March 29, 2011, and the other 20,000 shares were never issued.

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

As of June 30, 2011 the projects of Erdos Phase III are under construction. At June 30, 2011, the Company has paid approximately $18.89 million for Phase III. The Company expects the completion of Phase III projects no later than the end of 2011.

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

ShenQiu Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Ltd Co., (“ShenQiu”) for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation Systems for approximately RMB 22.5 million (approximately $3.5 million). The project commenced in June 2011 and will be completed in 90 days. Xi’an TCH will purchase the power station in 10 days after the completion of the transformation.

Financing Agreement- - Sale Lease-back transaction.

On June 28, 2011, Xi’an TCH”, entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the  Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system and four furnaces and  ancillary apparatus (the “Assets”) to Cinda Financial for  RMB 42.50 million ($6.64 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for  5 years with an overall leasing fee of RMB 51.54 million ($8.05 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (presently 6.65%) plus 15% of that rate (which at present is 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay RMB 4,250 ($664) to reacquire the ownership of the Assets.

In addition to the leasing fees, Xi’an TCH shall pay a onetime non-refundable leasing service charge of RMB 2,550,000 ($398,438) and a refundable security deposit of RMB 2,125,000 ($332,031) to Cinda Financial.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is a financing and will be recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction will be recorded in the third quarter of 2011.

20. SUBSEQUENT EVENTS

As disclosed under Note 14 (“Convertible Notes Payable”) and a Form 8-K filed, by the Company, on July 22, 2011, the Company, on July 21, 2011, issued 4,334,192 shares of common stock to the Investors (4,149,599 shares to CAGP; 184,593 shares to CAGP III Co. Investment, L.P.), pursuant to the Investors’ conversion of the Second Note, in June 2011, at a conversion price of $1.154 per share. The 4,334,192 shares of common stock issued subsequent to the period covered by this quarterly report  were recorded, by the Company, as shares to be issued in the accompanying financial statements, because such shares were not issued as of June 30, 2010.

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

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing certain equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for the steel mills by using waste heat and steam to produce electricity for the operation of the mills

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November 2007.  Erdos TCH was incorporated in April 2009.  Huahong was incorporated in February 2009.

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

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

Shengwei Group – Jinyang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jin Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation.  Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term.  Shengwei has the right to purchase the ownership of the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning 5,000-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period.  Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

 Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  These contracts are for 10 years and provide  Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge.  Under the contracts, Shenmu will pay us an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

Erdos Projects

On April 14, 2009, the Company incorporated the JV between Xi’an TCH and Erdos Metallurgy Co., Ltd.  (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of June 30, 2011, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $76 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received a complete return on its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of it for operation.  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $922,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge.

During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW capacity electricity power generation systems were completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project. At June 30, 2011, the Company paid approximately $18.19 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III in the third quarter of 2011.

Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for  RMB 15 million ( $2.2 million), of which, RMB 7 million ( $1.03 million) was payable to Dong, and RMB 8 million ( $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ( $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering, expected to occur later this year or in 2012, but in no circumstance will the stock price be less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of June 30, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $11.78 million as of June 30, 2011, have not been issued.

As of June 30, 2011, the Company has a contingent gain of $5.8 million which is the difference between  the payable to Dong of $11.78 million and the fair value of the 2,945,000 minimum number of shares to be issued based on the June 30, 2011 market price of CREG’s shares.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of RMB 1,900,000 per month ($279,400) for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million ($352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of June 30, 2011.

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

Shenqiu Yuneng Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Ltd Co., (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately RMB 22.5 million (approximately $3.5 million). The project commenced in June 2011, and is expected to be completed in 90 days. Xi’an TCH will purchase the Biomass System from ShenQiu 10 days after completion of the transformation.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the noncontrolling interest.  Total sales and interest income for this noncontrolling interest was $11.5 million and $3.25 million for the six months ended June 30, 2011, and $10.1 million and $0.9 million for the same period of 2010; $0.2 million and $1.85 for three months ended June 30, 2011, and  $0 and  $0.6 million for the same period of 2010, respectively.

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

Basis of presentation

The accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in the consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Certain other financial instruments, which subject the Company to concentration of credit risk, consist of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$365,672	100%	$22,538,511	100%
Sales of products	72,544	20%	21,795,873	97%
Contingent rental income	293,128	80%	742,638	3%
Cost of sales	(68,640)	19%	(16,801,915)	75%
Cost of products	(68,640)	19%	(16,801,915)	75%
Gross profit	297,032	81%	5,736,596	25%
Interest income on sales-type lease	5,488,501	1501%	3,323,695	15%
Total operating income	5,785,533	1582%	9,060,291	40%
Total operating expenses	(1,678,768)	459%	(1,386,476)	6%
Income from operations	4,106,765	1123%	7,673,815	34%
Total non-operating income (expenses), net	536,097	147%	(682,089)	(3)%
Income before income tax	4,642,862	1270%	6,991,726	31%
Income tax expense	783,701	214%	1,861,277	8%
Less: net income attributable to noncontrolling interest	164,160	45%	(92,132)	(0.4)%
Net income attributable to China Recycling Energy Corp	$3,695,001	1011%	$5,038,317	22%

SALES. Net sales of systems for the three months ended June 30, 2011 were $0.37 million while our net sales for the same period of 2010 were $22.54 million, a decrease of $22.17 million. The decrease was primarily due to the fact that there was no sale of system in the second quarter of 2011; in comparison, net sales for the same period in fiscal year 2010 reflected the completion and sale of Pucheng biomass power generation system. For the three months ended June 30, 2011, the Company received contingent rental income of $0.29 million, compared to $0.74 million for the same period in fiscal year 2010. The contingent rental income resulted from actual usage of the electricity in addition to the minimum lease payments received in the second quarter of 2011 from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project.  For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the second quarter of 2011 was $68,640 while our cost of sales for the comparable period of 2010 was $16.80 million, a decrease of $16.1 million. There was no system completed and sold during the second quarter of 2011, compared to the same period of 2010, when the Company executed the sales-type lease of Pucheng biomass power generation system with a cost of $16.80 million.

GROSS PROFIT. Gross profit was $0.3 million for the three months ended June 30, 2011 compared to $5.74 million for the same period of 2010, a gross margin of 81% and 25% for the comparable period of 2011 and 2010, respectively. Because no system was completed and sold during the second quarter of 2011, the gross profit was derived entirely from contingent rental income, while in the second quarter of 2010, it mainly resulted from the sale of the Pucheng biomass power generation system.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2011 was $5.49 million, a $2.17 million increase from $3.32 million for the comparable period of 2010.  During the second quarter of 2011, interest income was derived from twelve systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project. During the second quarter of 2010, interest income was generated from seven systems: two TRT systems, two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.68 million for the second quarter of 2011 as compared to $1.39 million for the same period of 2010, an increase of $0.29 million or 21%. The increase was due to proportional increases in our payroll, welfare, business trip and marketing expenses as a result of continuous expansion of our business; in addition, we recorded $0.34 million in compensation expense for stock options during the second quarter of 2011, compared to $0.67 million for the same period of 2010.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended June 30, 2011, net non-operating income was $536,097 as compared to net non-operating expense of $682,089 for the comparable period of 2010. In the second quarter of 2011, we had $0.32 million interest expenses on loans, $1.82 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $3.60 million from changes in fair value of conversion feature liability of the convertible note from China Cinda; while in the same period of 2010, the interest expense was $0.44 million arising from beneficial conversion feature for the convertible note.

INCOME TAX EXPENSE. The income tax expense was $0.78 million for the second quarter of 2011, a decrease of $1.08 million from $1.86 million for the comparable period of 2010. The decrease was mainly due to the decrease of income before income tax from $7.0 million for the second quarter of 2010 to $4.64 million for the same period of 2011. The consolidated effective income tax rate for the second quarter of 2011 and 2010 was 16.9% and 26.8%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note and changing in fair value of conversion feature liability, 13.8% of pretax income for the second quarter of 2011 compared to  2.1% for the same quarter of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended June 30, 2011 was $3.70 million compared to $5.04 million for the same period of 2010, a decrease of $1.34 million. This decrease in net income was mainly due to the fact that no system was completed and sold during the quarter, despite increased interest income from lease payments for energy saving systems compared with the second quarter of 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$11,928,821	100%	$32,663,947	100%
Sales of products	11,343,798	95%	31,921,309	98%
Contingent rental income	585,023	5%	742,638	2%
Cost of sales	(8,524,672)	71%	(24,600,160)	75%
Cost of products	(8,524,672)	71%	(24,600,160)	75%
Gross profit	3,404,149	29%	8,063,787	25%
Interest income on sales-type lease	10,626,804	89%	6,418,263	19%
Total operating income	14,030,953	118%	14,482,050	44%
Total operating expenses	(3,446,457)	29%	(2,746,173)	8%
Income from operations	10,584,496	89%	11,735,877	36%
Total non-operating income (expenses), net	536,401	4%	(1,170,583)	(4)%
Income before income tax	11,120,897	93%	10,565,294	32%
Income tax expense	2,179,631	18%	2,898,043	9%
Less: net income attributable to noncontrolling interest	683,298	6%	(486,573)	(1)%
Net income attributable to China Recycling Energy Corp	$8,257,968	69%	$7,180,678	22%

SALES. Net sales of systems for the six months ended June 30, 2011 were $11.93 million while our net sales for the same period of 2010 were $32.66 million, a decrease of $20.74 million. The decrease was primarily due to the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements and $0.59 million from contingent rental income in the six months ended June 30, 2011; in comparison, net sales for the same period in fiscal year 2010 reflected (i) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in the first quarter of 2010, which included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009; (ii) the completion of transformation and sale of Pucheng Biomass Power Generation System; and (iii) contingent rental income of $0.74 million from actual usage of the electricity in addition to the minimum lease payments from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project. For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the six months ended June 30, 2011 was $8.52 million while our cost of sales for the comparable period of 2010 was $24.60 million, a decrease of $16.08 million. The 3rd 9MW capacity power station of Erdos Phase II project was the only system completed and sold during the six months ended June 30, 2011,, compared to the same period of 2010 when cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project and Pucheng biomass power generation system.

GROSS PROFIT. Gross profit was $3.4 million for the six months ended June 30, 2011 compared to $8.06 million for the same period of 2010, a  gross margin of 29% and 25% for the comparable period of 2011 and 2010, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2011 was $10.63 million, a $4.21 million increase from $6.42 million for the comparable period of 2010.  During the six months ended June 30, 2011, the interest income was derived from twelve systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project. During the six months ended June 30, 2010, interest income was generated from seven systems: two TRT systems, two CHPG systems, one WGPG system, and two waste heat power generating systems associated with our Erdos Phase I project.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $3.45 million for the six months ended June 30, 2011 as compared to $2.75 million for the same period of 2010, an increase of $0.7 million or 25%. The increase was due to proportional increases in our payroll, welfare, business trip and marketing expenses as a result of continuous expansion of our business; in addition, we recorded $1.45 million compensation expense for stock options during the six months ended June 30, 2011, compared to $1.41 million for the same period of 2010.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the six months ended June 30, 2011, net non-operating income was $536,401 as compared to net non-operating expense of $1,170,583 for the comparable period of 2010. In the six months ended June 30, 2011 we had $1.32 million interest expense on loans and $3.34 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $6.13 million from changes in fair value of conversion feature liability of the convertible note from China Cinda; while in the same period of 2010, the interest expense was $1 million arising from the beneficial conversion feature for the convertible note.

INCOME TAX EXPENSE. Income tax expense was $2.18 million for the six months ended June 30, 2011, a decrease of $0.72 million from $2.9 million for the comparable period of 2010. The decrease was mainly due to non taxable interest income related to conversion feature liability but partially offset by non taxable interest expense. The consolidated effective income tax rate for the six months ended June 30, 2011 and 2010 was 16.9% and 27.4%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note and changing in fair value of conversion feature liability, 8.8% of pretax income for the six months ended June 30, 2011 compared to 2.8% for the same period of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the six months ended June 30, 2011 was $8.26 million compared to $7.18 million for the same period of 2010, an increase of $1.08 million. This increase in net income was mainly due to the increased interest income from lease payments for energy saving systems compared with the same period of 2010.

Liquidity and Capital Resources

Comparison of Six Months Ended June 30June 30, 2011 and 2010

As of June 30, 2011, the Company had cash and cash equivalents of $10.56 million, other current assets were $12.52 million and current liabilities were $23.92 million.  Working capital was a negative $0.84 million. The debt-to-equity ratio was 0.64:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(10,858,761)	$(14,399,702)
Investing Activities	2,174,462	(332,200)
Financing Activities	7,890,419	18,688,594

Net cash used in operating activities was $10,858,761 during the six months ended June 30, 2011, as compared to $14,399,702 used in the comparable period of 2010. The decrease in net cash outflow was mainly from the sale of our third 9MW recycling waste heat power generation system of the Erdos Phase II project through sales-type lease for $11.34 million. This project commenced construction in 2010 and was completed in the first quarter of 2011, which resulted in cash inflow of $7.07 million from construction in progress in 2011, but was offset by payments of $12.23 million for construction related to the Shannxi Datong Coal Group Power Generation Projects and $1.72 million for the ShenQiu YuNeng Thermal Power Generation project. The construction was considered an operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $3.29 million in the six months ended June 30, 2011 compared with $1.59 million in the same period of 2010, an increase of $1.7 million.

Net cash provided by investing activities was $2.17 million in the six months ended June 30, 2011, compared to $0.33 million used in the comparable period of 2010. The increase of net cash provided by investing activities was mainly due to the release of restricted cash of $2.18 million from the bank which we previously deposited in the bank as collateral for the bank acceptances. In the same period of 2010 we deposited into bank $0.20 million as restricted cash and purchased equipment for $0.13 million.

Net cash provided by financing activities was $7.89 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $18.69 million for the comparable period in 2010. The cash inflow in the six months ended June 30, 2011 included $7.58 million in proceeds from convertible notes from China Cinda, $4.1 million in proceeds from a bank loan, offset by repayment on notes payable (bank acceptances) of $2.90 million and repayment of bank loan for $0.92 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of June 30, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction, although the shares have not yet been issued.

We believe we have sufficient cash to continue our current business through 2011 due to stable recurring receipts from  sales-type leases in place. As of June 30, 2011, we have two TRT systems, two CHPG systems, one WGPG system, five recycling waste heat power generating systems from the Erdos projects, one BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2011.

On May 25, 2011, the Company filed a Registration Statement on Form S-3 with the SEC to register an indeterminate number of shares of common stock with an aggregate initial offering price not to exceed $200,000,000. The registration statement has not gone effective, and the Company has not yet determined the size or timing of any potential future offering. We intend to use the net proceeds we receive from the sale of the shares of our common stock that may be offered for general corporate purposes, which may include, among other things, repayment of debt, repurchases of common stock, capital expenditures, the financing of possible acquisitions or business expansions, increasing our working capital and the financing of ongoing operating expenses and overhead.

We do not believe inflation has had a significant negative impact on our results of operations during 2011.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

Convertible Notes Payable - Carlyle

On April 29, 2008, we issued and sold to Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”) a 5% Secured Convertible Promissory Note in the principal amount of $5,000,000.  The terms for the note were amended and restated on April 29, 2009.

This note bore interest at 5% and matured on April 29, 2011. The principal amount of the note, together with any interest thereon, was convertible, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.  This pledge was released during the six months ended June 30, 2011 and is of no further force or effect.

In June 2011, the Investors converted the note into 4,334,192 shares of the Company’s common stock at a conversion price of $1.154 per share. The effective date of the conversion was April 29, 2011. As of June 30, 2011, the interest accrued on the second note was fully paid, and the 4,334,192 shares of common stock were recorded as shares to be issued in the accompanying financial statements, since such shares were not issued as of June 30, 2010. As disclosed on a Form 8-K filed July 22, 2011, the Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  The unamortized portion BCF of $745,547 was fully amortized as of the conversion date. During the six months ended June 30, 2011, the Company amortized $1,368,988 BCF for the note.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with a maturity date of April 29, 2012. The note holder has the right to convert all or any part of the aggregate outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of June 30, 2011. These conversion shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note

Loan Payable – Collective Capital Trust Plan

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

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under this trust plan was RMB 252,150,000 ($38.5 million) at June 30, 2011.  Interest expense accrued on this trust loan was $2.53 million and $4.5 million at June 30, 2011 and December 31, 2010, respectively.

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

Erdos TCH also agrees to share the benefits from the Clean Development Mechanism ("CDM") under the Kyoto Protocol equally with Beijing Trust during the term of the loan. Any benefit received from the CDM will be paid to Erdos Metallurgy first. Under the agreement with Xi’an TCH, Erdos Metallurgy agrees to deliver to Xi’an TCH 50% of the benefit Erdos Metallurgy receives. Xi’an TCH agrees to share 50% of the benefit it receives from Erdos Metallurgy with Erdos TCH. Under the Capital Trust Loan Agreement between Erdos TCH and Beijing Trust, Erdos TCH agrees that 50% of any benefit it receives will be delivered to Beijing Trust. Pursuant to the Plan, Beijing Trust will distribute 70% of the CDM benefit it receives to the holders of the category B trust units. The receipt of any CDM benefit is subject to a process of evaluation and certification of the project by the CDM Executive Board and is under the guidance of the Conference of the Parties of the United Nations Framework Convention on Climate Change. The first stages of the certification process have been completed successfully.

Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,635,639) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($463,564) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At June 30, 2011, $927,128 of the principal was repaid and $1,854,256 will be repaid within one year which was classified as a current liability.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,635,639) to Xi’an TCH for three years from March 31, 2011 to March 30, 2014. As of June 30, 2011, the Company received RMB 27,000,000 ($4,172,075) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($463,564) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms Chaoying Zhang. At June 30, 2011, $463,564 of the principal was repaid and $1,854,256 will be repaid within one year which was classified as current liability.

Convertible note agreement with China Cinda

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company will issue to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million ($7.8 million). Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB ($15.5 million) under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million ($15.5 million). All proceeds from the Notes and the Loans will be used to complete Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

The term of the Loans is for three years from the date of the first draw.  The interest rate for the Loans is the People’s Bank of China’s (“PBOC”) three year loan base interest rate plus two percent (2%).  If the Loans are not fully exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount.  Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of  its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

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

As collateral for the Notes, Mr. Guohua Ku, the CEO and a major shareholder of the Company, entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance. On December 30, 2010, the Company received proceeds of RMB50, 000,000 ($7,533,391) from the first tranche of the Loans. On January 30, 2011, the Company received proceeds of another RMB 50,000,000 ($7,533,391) from the first tranche convertible Note.

Commitments

Erdos Phase III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $76 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.

During the first quarter of 2010, the Erdos power generation system Phase I project was completed and put into operation.  During the fourth quarter of 2010 and first quarter of 2011, three 9MW power generation systems of Phase II were completed and put into operation. Erdos TCH outsourced to an independent third party the operation and maintenance of the power generation system for $922,000 (RMB 6.27 million) per year for each system.  After 20 years, the systems will be transferred to Erdos without any charge.

As of June 30, 2011 the projects of Erdos Phase III are under construction. At June 30, 2011, the Company has paid  $18.19 million for Phase III. The Company expects the completion of Phase III projects no later than the end of 2011.

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

ShenQiu Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Ltd Co., (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation Systems for approximately RMB 22.5 million (approximately $3.5 million). The project commenced in June 2011 and will be completed in 90 days. Xi’an TCH will purchase the power station within 10 days of the completion of the transformation.

Financial Leasing
Financing Agreement- - Sale Lease-back transaction.

On June 28, 2011, Xi’an TCH, entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system and four furnaces and  ancillary apparatus (the “Assets”) to Cinda Financial for  RMB 42.50 million ($6.64 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for  5 years with an overall leasing fee of RMB 51.54 million ($8.05 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (presently 6.65%) plus 15% of that rate (which at present is 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay RMB 4,250 ($664) to reacquire the ownership of the Assets.

In addition to the leasing fees, Xi’an TCH shall pay a onetime non-refundable leasing service charge of RMB 2,550,000 ($398,438) and a refundable security deposit of RMB 2,125,000 ($332,031) to Cinda Financial.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is  a financing and will be recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction will be recorded in the third quarter of 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies

Item 4.  Controls and Procedures.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2010. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*           Filed herewith
**         Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 15, 2011	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: August 15, 2011	/s/ David Chong
David Chong Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*           Filed herewith
**         Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011