Form 10-Q
period 2011-09-30
CHINA RECYCLING ENERGY CORP
filed 2011-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   ☐   No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 7, 2011 was 43,533,174.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	2011	2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$19,696,711	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	9,365,951	7,624,637
Interest receivable on sales type leases	1,906,795	554,930
Prepaid expenses	6,043	33,274
Other receivables	399,105	393,015
Prepaid loan fees - current	78,492	-

Total current assets	31,453,097	21,829,796

NON-CURRENT ASSETS
Prepaid interest	807,251	774,609
Prepaid loan fees - noncurrent	302,710	-
Investment in sales type leases, net	146,318,103	117,586,131
Long term deposit	384,265	-
Property and equipment, net	126,586	159,968
Construction in progress	32,179,180	25,377,983

Total non-current assets	180,118,095	143,898,691

TOTAL ASSETS	$211,571,192	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,053,151	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,145,042	1,631,900
Interest payable on Trust loans	3,990,907	380,524
Accrued liabilities and other payables	2,631,243	2,874,058
Advance from related parties	1,245,913	1,365,877
Convertible notes - current	3,000,000	4,403,078
Accrued interest on convertible notes - current	108,000	191,828
Deferred tax liability - current	1,563,843	1,188,504
Bank loans payable - current	3,776,613	1,811,950
Trust loans payable - current	5,295,127	5,081,010
Current portion of long term payable	1,149,448	-

Total current liabilities	34,959,287	26,810,290

NONCURRENT LIABILITIES
Shares to be issued	11,780,471	11,780,471
Deferred tax liability, net	8,435,634	6,429,139
Long term liability	298,982	286,892
Long term payable	5,265,491	-
Convertible notes, net of discount due to beneficial conversion feature	5,565,156	4,095,356
Conversion liability	2,920,892	6,438,035
Accrued interest on long term convertible notes	341,573	419,922
Bank loans payable	3,776,613	2,264,937
Trust loans payable	34,382,917	32,992,586

Total noncurrent liabilities	72,767,729	64,707,338

Total liabilities	107,727,016	91,517,628

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 43,533,174 and 39,198,982 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	43,533	39,200

Additional paid in capital	52,045,454	44,666,824
Statutory reserve	6,756,077	5,203,605
Accumulated other comprehensive income	10,488,937	6,083,840
Retained earnings	30,173,358	14,812,630

Total Company stockholders' equity	99,507,359	70,806,099

Noncontrolling interest	4,336,817	3,404,760

Total equity	103,844,176	74,210,859

TOTAL LIABILITIES AND EQUITY	$211,571,192	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
 AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenue
Sales of systems	$29,927,036	$42,477,423	$18,583,238	$10,556,114
Contingent rental income	846,579	1,305,836	261,556	563,198

Total revenue	30,773,615	43,783,259	18,844,794	11,119,312

Cost of sales
Cost of systems	22,850,068	32,763,130	14,325,396	8,162,970

Total cost of sales	22,850,068	32,763,130	14,325,396	8,162,970

Gross profit	7,923,547	11,020,129	4,519,398	2,956,342

Interest income on sales-type leases	16,093,099	10,371,093	5,466,295	3,952,830

Total operating income	24,016,646	21,391,222	9,985,693	6,909,172

Operating expenses
General and administrative	3,834,242	4,542,859	387,786	1,796,686

Income from operations	20,182,404	16,848,363	9,597,907	5,112,486

Non-operating income (expenses)
Interest income	84,966	44,444	26,324	23,010
Interest expense	(8,146,088)	(1,826,547)	(2,534,629)	(638,098)
Changes in conversion liability fair value	9,978,573	-	3,845,667	-
Other income (expenses)	(43,597)	1,523	(1,846)	5,091
Financial expense	(2,530)	-	(592)	-

Total non-operating income (expenses), net	1,871,324	(1,780,580)	1,334,924	(609,997)

Income before income tax	22,053,728	15,067,783	10,932,831	4,502,489
Income tax expense	4,369,257	4,250,562	2,189,626	1,352,519

Income before noncontrolling interest	17,684,471	10,817,221	8,743,205	3,149,970
Less: Income attributable to noncontrolling interest	771,271	589,819	87,973	103,246

Net income attributable to China Recycling Energy Corp	16,913,200	10,227,402	8,655,232	3,046,724

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	4,405,097	1,220,304	2,045,695	876,356
Foreign currency translation gain attributable to noncontrolling interest	160,786	37,934	73,953	27,384

Comprehensive income attributable to China Recycling Energy Corp	$21,318,297	$11,447,706	$10,700,927	$3,923,080

Comprehensive income attributable to noncontrolling interest	$932,057	$627,753	$161,926	$130,630

Basic weighted average shares outstanding	41,659,787	38,778,035	43,533,174	38,778,035
Diluted weighted average shares outstanding *	55,078,137	49,371,944	54,950,761	49,246,265

Basic earnings per share	$0.41	$0.26	$0.20	$0.08
Diluted earnings per share *	$0.33	$0.21	$0.16	$0.06

*	Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$17,684,471	$10,817,221
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(29,927,036)	(30,724,470)
Depreciation and amortization	43,918	9,298
Amortization of prepaid loan fees	19,623	-
Amortization of discount related to conversion feature of convertible note	4,420,353	1,326,274
Interest expense from changes in conversion liability	(9,978,574)	-
Stock compensation expense	-	602,000
Stock options and warrants expenses	1,610,897	1,919,102
Changes in deferred tax	2,015,593	2,495,828
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,299,323)	(315,675)
Collection of principal on sales type leases	5,283,212	3,267,917
Prepaid expenses	28,005	294,464
Other receivables	10,242	(1,163,901)
Construction in progress	(5,605,957)	(10,226,469)
Long term deposit	(375,832)	-
Increase (decrease) in current liabilities:
Accounts payable	5,701,341	4,004,280
Taxes payable	(543,434)	996,753
Interest payable	3,515,463	2,470,914
Long term liability	292,420	-
Accrued liabilities and other payables	(632,332)	112,574
Accrued interest on convertible notes	(154,021)	121,583

Net cash used in operating activities	(7,890,971)	(13,992,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,193,151	(752,116)
Acquisition of property & equipment	(4,676)	(81,526)

Net cash provided by (used in) investing activities	2,188,475	(833,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Cash contribution from noncontrolling interest	-	908,279
Notes payable - bank acceptances	(2,924,202)	-
Proceeds from loans	4,155,444	15,800,376
Repayment of loans	(923,432)	-
Long term payable	6,274,151	-
Prepaid loan fees	(392,459)
Advance to related parties	(466,141)	-
Advance from related parties	300,839	3,504,613

Net cash provided by financing activities	13,608,001	20,213,268

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	718,956	(10,744)

NET INCREASE IN CASH & EQUIVALENTS	8,624,461	5,376,575
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$19,696,711	$6,488,518

Supplemental Cash flow data:
Income tax paid	$2,825,975	$1,307,901
Interest paid	$1,726,085	$269,083

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project ("TRT Project") which was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. ("Zhangzhi"). This TRT Project was initiated by a Contract to Design and Construct TRT System (“Project Contract”) which Yingfeng and Zhangzhi entered in 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH provided various investments and properties towards the TRT Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under this Project Contract, including but not limited to the regular cash payments made by Zhangzhi and other property rights and interests. This project was completed and put into operation in February 2007.

Under another Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued another TRT project to design, construct, install and operate a TRT Project for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). This Project was initiated by a Contract to Design and Construct TRT Project (“Project Contract”) which Yingfeng and Xingtai entered on September 26, 2006. Due to Yingfeng’s lack of capital in pursuing this Project alone, Yingfeng sought Shanghai TCH’s cooperation. Shanghai TCH agreed to pursue this project with Yingfeng as a joint venture. Under the terms of the Joint-Operation Agreement, Shanghai TCH provided various investments and properties towards the Project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under this Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. This project was completed and put into operation in August 2007.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. This agreement requires the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat powered generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  Total investment in these projects was $12,593,000 (RMB 93,000,000).  At the end of 2008, construction of the CHPG in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the power generator system would belong to Shengwei from the date the system was put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the system, and charges Shengwei a monthly electricity fee based on the actual power generated by the system at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

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

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of September 30, 2011, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for changing Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and moved the fourth 9MW waste heat generation system into Phase III of the project; and accordingly, the construction cost decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation. Erdos TCH also outsourced the operation and maintenance of these three 9 MW power generation systems to an independent third party for an annual charge $947,000 (RMB 6.27 million) for each system. After 20 years, the systems will be transferred to Erdos without charge.

On September 30, 2009, Xi’an TCH delivered three 6 MW capacity Waste Gas Power Generation (“WGPG”) power generating systems to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The terms of these contracts are for 10 years, and they provide that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agrees to supply Xi’an TCH the coke-oven gas free of charge.  Shenmu will pay the Company an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount that may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month.  The Company is responsible for operating the systems and will do so through an unrelated third party. Shenmu guarantees that the monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH an energy-saving service fee described above or up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project for the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the systems transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the contracts.  Shenmu’s three major shareholders provide an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the contracts.

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million ($2.2 million), of which, RMB 7 million ($1.03 million) was payable to Dong, and RMB 8 million ($1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of September 30, 2011, the Company had paid the cash portion in full and had shares to be issued of $11.78 million in connection with this transaction.

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

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7 MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help reduce over 20,000 tons of carbon dioxide emissions every year. At the end of the term, the WHPG system will be transferred to Zhongbao for RMB 1. Pursuant to the agreement, Zhongbao will pay Xi’an TCH a monthly “energy-saving service fee” based on the volume of electricity and steam generated the previous month at a pre-agreed price, but no less than a minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao will supply Xi’an TCH certain gas, water and compressed air from the nickel-alloy rotary kilns free of charge. Zhongbao also guarantees to continuously supply not less than 6800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced the operation and maintenance of the WHPG for the whole operation period to a third party for an annual fee of RMB 2.4 million ($366,000).  In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of September 30, 2011.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up in order to undertake waste energy recycling projects from a steel and chemical company in Pingshan county in accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. The final terms for the projects have not been reached and entered, and Shengda is not currently operational.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu Yuneng Thermal Power Ltd Co., (“Shenqiu”) for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation Systems for RMB 22.5 million ($3.5 million). The project commenced in June 2011.

On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale of a set of 12MW biomass power generation systems to Xi’an TCH after Xi’an TCH completed the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay the Seller RMB 70,000,000 in cash ($10,937,500) in three installments in 6 months upon the transfer of ownership of the system. As of September 30, 2011, $3,147,178 (RMB 20,000,000) was paid. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH  leased this set of 12,000 KW biomass power generation systems to the Seller at RMB 1,800,000 per month ($281,250) for 11 years.  Seller  provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative. The ownership of this system will be transferred to Shenqiu with no cost at the end of the lease term.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Xian Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2011 and December 31, 2010.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing, and rental expenses for two pieces of power generation equipment for the operating lease.

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

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of September 30, 2011 and December 31, 2010, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

 Non-Controlling Interest

The Company follows FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (codified in FASB ASC Topic 740).  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted earnings per share reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method. The following table presents a reconciliation of basic and diluted earnings per share:

The following table presents a reconciliation of basic and diluted earnings per share for nine and three months ended:

	Nine Months Ended		Three Months Ended
	2011	2010	2011	2010
Net income for common shares	$16,913,200	$10,227,402	$8,655,232	$3,046,724
Interest expense on convertible notes*	1,062,785	371,583	368,784	125,222
Net income for diluted shares	$17,603,149	$10,598,985	$8,651,180	$3,171,946

Weighted average shares outstanding – basic	41,659,787	38,778,035	43,533,174	38,778,035
Effect of dilutive securities:
Convertible notes	11,654,961	8,157,817	10,100,587	8,157,817
Options granted	1,747,412	2,316,092	1,315,250	2,203,292

Warrants granted	15,977	120,000	1,750	107,121

Weighted average shares outstanding – diluted	55,078,137	49,371,944	54,950,761	49,246,265
Earnings (loss) per share – basic	$0.41	$0.26	$0.20	$0.08
Earnings (loss) per share – diluted	$0.33	$0.21	$0.16	$0.06

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified rental deposit of $286,892 to long term liability from accrued liabilities and other payables for the period ended December 31, 2010.

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

In September 2011, FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, WGPG systems to Shenmu for ten years, BMPG systems to Pucheng for fifteen years, BMPG systems to Shenqiu for eleven years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Total future minimum lease payments receivable	$452,765,015	$379,641,671
Less: executory cost	(114,018,386)	(99,866,170)
Less: unearned interest income	(183,062,575)	(154,564,733)
Net investment in sales - type leases	155,684,054	125,210,768
Current portion	9,365,951	7,624,637
Noncurrent portion	$146,318,103	$117,586,131

As of September 30, 2011, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2012	$40,834,910
2013	39,734,306
2014	35,858,665
2015	31,423,265
2016	31,423,265
Thereafter	273,490,604
Total	$452,765,015

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of September 30, 2011 and December 31, 2010 was $0 and $2,151,690, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months. As of September 30, 2011 and December 31, 2010, the Company had bank acceptances of $0 and $2,868,921, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

“Construction in progress” is the amount paid for constructing power generation systems. During the first quarter of 2011, Erdos power generation system Phase II, the third 9MW Capacity Electricity power generation system was completed and put into operation. At September 30, 2011, the Company had paid approximately $19.71 million for Phase III of the Erdos TCH power generation system projects, and $12.58 million for Shannxi Datong Coal Group Power Generation project (See Note 19). The Company was committed to pay an additional $8.7 million for Phase III projects excluding quality deposits of $120,000 in 2011, and $15.74 million for Shannxi Datong Coal Group Power Generation project.

7. TAXES PAYABLE

“Taxes payable” consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Income	$807,076	$1,237,823
Business	285,040	347,654
Other	52,926	46,423
	$1,145,042	$1,631,900

8. ACCRUED LIABILITIES AND OTHER PAYABLES

“Accrued liabilities and other payables” consisted of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Employee training, labor union expenditure and social insurance payable	$255,344	$245,019
Consulting, auditing, and legal expenses	224,070	541,638
Payable to Yingfeng	1,688,501	1,730,451
Accrued payroll and welfare	302,049	259,120
Accrued system maintenance expense	75,461	72,409
Other	85,818	25,421
Total	$2,631,243	$2,874,058

“Payable to Yingfeng” is the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. This amount is non-interest bearing and is payable on demand.

 9.  RELATED PARTY TRANSACTIONS

As of September 30, 2011, advances from related parties totaled $1,245,913, including $1,384,758 from Erdos (the minority shareholder of Erdos TCH), as an advance for the capital needs of Erdos TCH, but net with receivable from Erdos of $476,601 for maintenance fees and taxes in September, and $37,756 and $300,000 advance from management and CEO of the Company, respectively, which bore no interest, payable on demand. As of December 31, 2010, advances from related parties totaled $1,365,877, including $1,328,763 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH and a $37,114 payment by the Company’s management for paying certain operating expenses on behalf of the Company.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest.  Total sales and interest income for this non-controlling interest was $11.66 million and $5.09 million for the nine months ended September 30, 2011, and $10.33 million and $1.52 million for the same period of 2010; $0.2 million and $1.84 million for three months ended September 30, 2011, and  $0.23 million and  $0.62 million for the same period of 2010, respectively.

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

As of September 30, 2011, the total registered capital of Erdos JV is RMB 120,000,000 ($17.55 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is the profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the nine months ended September 30, 2011:

Net Revenue	$9,978,008
Cost of Revenue	(5,726,613)
Gross Profit	4,251,395
Operating expenses	15,859
Income from operations	4,235,536
Non-operating income	6,612
Income tax expense	(1,060,537)
Net Income	$3,181,611

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

Net income per Chinese GAAP	$3,181,611
Adjustments under US GAAP:
Revenue per sales-type lease	1,684,857
Cost of revenue	(3,072,599)
Income from operation	1,793,869
Interest income	2,758,928
Income before income tax	4,552,797
Deferred income tax expense	(696,444)
Net income per US GAAP	$3,856,353

The following is the balance sheet of Erdos TCH, prepared under Chinese GAAP at September 30, 2011:

Assets
Cash and equivalents	$3,390,779
Other current assets	4,364,407
Property and equipment	49,303,067
Construction in process	21,989,258
Total Assets	$79,047,511
Liabilities
Accounts payable	$2,324,978
Other current liabilities	5,757,271
Long term loan	47,207,667
Total liabilities	55,289,916
Equity
Paid in capital	17,573,578
Statutory reserve	153,147
Other comprehensive income	1,480,109
Retained earnings	4,550,761
Total stockholders’ equity	23,757,595
Total liabilities and stockholders’ equity	$79,047,511

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

As of September 30, 2011 and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$594,674	$23,161

Deferred tax asset — noncurrent (depreciation of fixed assets)	27,551,658	22,571,649
Deferred tax liability — noncurrent (net investment in sales-type leases)	(36,581,966)	(29,023,949)
Deferred tax liability, net of deferred tax asset – noncurrent	$(8,435,634)	$(6,429,139)

Deferred tax liability — current (net investment in sales-type leases)	$(1,563,843)	$(1,188,504)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2011 and 2010 are 24% and 22%, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2011 and 2010 is 25%.  Pingshan Shengda’s effective income tax rate for 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the nine months ended September 30, 2011, would have been increased by $1,428,064 and earnings per share would have been reduced by $0.03.

Shanghai TCH, as a business in a Development Zone, was subject to a 15% income tax rate. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was previously applicable, the applicable rates shall increase as follows:

Year	Tax Rate
2011	24%
2012	25%

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and has net operating loss carry forwards for income taxes of $6.75 million at September 30, 2011, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2011 and 2010, respectively:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(8.1)%	(12.2)%	(6.9)%	(13.0)%
Effective tax holiday	(6.5)%	(10.9)%	(6.7)%	(12.9)%
Non tax-deductible expense	8.6%	3.0%	8.3%	3.4%
Other	3.6%	5.5%	7.6%	6.9%
Valuation allowance on US NOL	(11.8)%	8.8%	(16.3)%	11.6%
Tax per financial statements	19.8%	28.2%	20.0%	30.0%

The provision for income tax expenses for the nine and three months ended September 30, 2011 and 2010 consisted of the following:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$2,353,664	$1,754,734	$781,613	$688,913
Income tax benefit - deferred	2,015,593	2,495,828	1,408,013	663,606
Total income tax expenses	$4,369,257	$4,250,562	$2,189,626	$1,352,519

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

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached RMB 300,000,000 ($44.1 million) and completed all its trust plan raising work, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) was B2 units and 1,600,000 ($235,600) units was A1 units, the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net long term loan payable under this trust plan was RMB 252,150,000 ($39.68 million) at September 30, 2011.  Interest expense accrued on this trust loan was $4.0 million and $4.5 million at September 30, 2011 and December 31, 2010, respectively.

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

Bank Long Term Loans - Industrial Bank

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,720,767) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($472,077) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At September 30, 2011, $1,888,308 of the principal was repaid and $2,832,462 will be repaid within one year which was classified as current liability.

The loan has the following covenants during the loan period: (i) maintain the current assets and net assets not less than RMB500million ($78 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 2.5. The borrower was Xi’an TCH. As of September 30, 2011, the Company received a waiver letter from the Lender waiving all covenants.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,720,767) to Xi’an TCH for three years  to March 30, 2014. As of September 30, 2011, the Company received RMB 30,000,000 ($4,720,767) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($472,077) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. The Company will commence to repay the loan in the fourth quarter of 2011.

The loan was originally pledged with the system and revenue of the project ZhongBao. In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”) , the Company engaged a third party bonding company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011.

The loan has the following covenants during the loan period: (i) maintain the current assets and net assets not less than RMB500 million ($78 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. The borrower was Xi’an TCH. As of September 30, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhonngbao”) and four furnaces and  ancillary apparatus (the “Assets”) to Cinda Financial for  RMB 42.50 million ($6.69 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for  5 years with an overall leasing fee of RMB 51.54 million ($8.11 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (presently 6.65%) plus 15% of that rate (which at present is 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay RMB 4,250 ($669) to reacquire the ownership of the Assets. The quarterly minimum payment is RMB 2,577,109 ($396,875).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of RMB 2,550,000 ($401,265) and a refundable security deposit of RMB 2,125,000 ($334,388) to Cinda Financial as of September 30, 2011. The prepaid leasing service fee was amortized over 5 years. For the three months ended September 30, 2011, RMB 127,500 ($19,623) was amortized. The unamortized portion was recorded as prepaid loan fees of $78,492 and  $302,710 into current and non current portions respectively.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is a financing and will be recorded as such. The proceeds of this financing were not received prior to June  30, 2011; therefore, this transaction was recorded in the third quarter of 2011. For the nine and three months ended September 30, 2011, the Company made repayment of $399,094 to Cinda Financial.

As of September 30, 2011, the future minimum payment to be made by years is as follows:

2012	$1,622,124
2013	1,622,124
2014	1,622,124
2015	1,622,124
2016	1,216,669
Total	$7,705,165
Unamortized interest	(1,290,226)
Total long term payable	6,414,939
Current portion	(78,492)
Non current portion	$5,265,491

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

As collateral for the First Note, the President and a major shareholder of the Company pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note. This pledge was released during the fiscal quarter ended September 30, 2011 and is of no further force or effect.

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

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission and Subscription Closing, the Company repaid the First Note in full and issued, 4,065,040 shares of Common Stock to the investor at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion was expensed.

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

In June 2011, Carlyle converted the note into 4,334,192 shares of the Company’s common stock at a conversion price of $1.154 per share. The effective date of the conversion was April 29, 2011. As of September 30, 2011, the interest accrued on the second note was fully paid. The Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  The unamortized portion BCF of $745,547 was fully amortized as of the conversion date. During the nine months ended September 30, 2011, the Company amortized $1,368,988 BCF for the note.

Registration Rights Agreement

On April 29, 2009, the Company also agreed with Carlyle to amend and restate the Registration Rights Agreement for the convertible notes to amend the rights for demand registration by the Investors and the applicable liquidated damages for the Company if it fails to timely comply with the demand for registration.

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

As of December 31, 2010, the Company received proceeds of RMB 50,000,000 ($7,533,391) from the first tranche of the Loans. As of January 30, 2011, the Company received proceeds of another RMB 50,000,000 ($7,533,391) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at September 30, 2011 and December 31, 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as a the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the nine and three months ended September 30, 2011, the Company amortized $3,051,366 and $1,074,956 from unamortized discount due to beneficial conversion feature.

For the first tranche of the Loans, the Company recorded the derivative liability of $1.46 million for conversion option at September 30, 2011, based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 1.07%, and dividend yield of 0%.  For the second tranche, the Company recorded the derivative liability of $1.46 million for conversion option at September 30, 2011 based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 100%, risk free interest rate of 0.96%, and dividend yield of 0%.

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

Effective June 25, 2008, the Company cancelled all vested shares and accepted option holders’ forfeiture of any unvested shares underlying the currently outstanding options.

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel vested but unexercised options for 87,000 vested but unexercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vest over three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date fair value of options was $518,513.

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to thirty six (36) managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan.

According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets its minimum revenue and earnings goals in the Corporation’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010;  and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Corporation meets certain financial goals of 2012 which will be set out and decided by the Compensation Committee, such vesting is to occur immediately upon Compensation Committee’s determination that the Corporation has met such goals for 2012.  The Option may only be exercised to the extent that the Option has become vested and exercisable. The management used its estimates for determining the probability of achieving each year’s financial goals; these goals were 100%, 50% and 50% for 2010, 2011 and 2012, respectively.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	5,200,000	1.84	3.52
Exercisable at December 31, 2010	2,255,000	$0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2011	5,200,000	1.84	2.77
Exercisable at September 30, 2011	2,988,333	$1.40	2.37

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board on August 4, 2008.

The Company recorded $1,566,922 and $1,542,371 compensation expense for stock options to employees during the nine months ended September 30, 2011 and 2010, respectively. For three months ended September 30, 2011, the Company recorded $165,570 and $564,313, respectively. There were no options exercised during the nine months ended September 30, 2011.

Options to Independent Directors

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, at $1.85 per share to three independent directors. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $183,000.

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, at $4.68 per share to another independent director. The options vest and become exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $142,000.

On October 7, 2010, the Board of Directors (“BOD”) of the Company approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with Cinda on August 18, 2010 as described in Note 16 above. At the same time, the BOD appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the vacancies on the BOD until their successors have been duly elected and qualified. Mr. Shi is also appointed as a member of the Compensation Committee of the BOD. In connection with the appointment, the BOD of the Company has authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $83,000.

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	210,000	2.60	4.05
Exercisable at December 31, 2010	170,000	$2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2011	210,000	2.60	3.30
Exercisable at September 30, 2011	210,000	$2.60	3.30

The Company recorded $43,975 and $263,778 compensation expense for stock options to independent directors during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded $0 and $15,787 during three months ended September 30, 2011 and 2010, respectively. No options were exercised during the nine months ended September 30, 2011.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each  balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes option pricing model under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	50,000	1.50	3.75
Exercisable at December 31, 2010	50,000	$1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2011	50,000	1.50	3.00
Exercisable at September 30, 2011	50,000	$1.50	3.00

The Company recorded $0 and $181,498 compensation expense for warrants to the IR firms during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded $0 and $0 during three months ended September 30, 2011 and 2010, respectively. There were no warrants exercised during the six months ended September 30, 2011.

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At September 30, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

As of September 30, 2011, the Company has a contingent gain of $8.25 million which is the difference between the payable to Dong of $11.78 million and the fair value of the 2,945,000 minimum number of shares to be issued based on the September 30, 2011 market price of CREG’s shares.

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

Surplus Reserve Fund

The Company’s Chinese subsidiaries are now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not intend to do so.

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

As of September 30, 2011 the projects of Erdos Phase III are under construction. At September 30, 2011, the Company has paid  $19.71 million for Phase III. The Company was committed to pay additional $8.7 million for Phase III projects excluding quality deposits of $120,000 in 2011. The Company expects the completion of Phase III projects no later than the end of 2011.

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

At September 30, 2011, the Company had paid $12.58 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.74 million for the Shannxi Datong Coal Group Power Generation project.

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

Although the Company believes the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the People’s Republic of China (“PRC”).  We phased out and scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced it discontinued these businesses.

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for the steel mills by using waste heat and steam to produce electricity for the operation of the mills.

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

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and registered capital of $2,635,000 (RMB 18,000,000). On September 30, 2009, Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) injected additional capital of $4.03 million (RMB 27,500,000). In November 2009, Xi’an TCH injected further capital of $5.05 million (RMB 34,500,000). As of September 30, 2011, total registered capital was raised to $17.55 million (RMB 120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos.  Total investment for the project is estimated at approximately $74 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives complete return on its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

During the fourth quarter of 2010, Erdos power generation system Phase II two 9MW capacity electricity power generation systems were completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project. At September 30, 2011, the Company paid approximately $19.71 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III by the end of fiscal year 2011.

Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for RMB 15 million ($2.2 million), of which, RMB 7 million ($1.03 million) was payable to Dong, and RMB 8 million ($1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering, expected to occur later this year or in 2012, but in no circumstance will the stock price be less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of September 30, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $11.78 million as of September 30, 2011, have not been issued.

Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of September 30, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction, although the shares have not yet been issued

As of September 30, 2011, the Company has a contingent gain of $8.25 million which is the difference between the payable to Dong of $11.78 million and the fair value of the 2,945,000 minimum number of shares to be issued based on the September 30, 2011 market price of the Company’s shares.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and provided that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at RMB 6.3 ($0.98) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of RMB 2.4 million ($352,000) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhonggang and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of September 30, 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (Shannxi Datong) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, the Company will install two 3MW TRT and one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to the Company. The service fee is based on an average of 8,000 electricity-generating hours per year and RMB 0.33($0.05) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

Shenqiu Yuneng Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Ltd Co., (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately RMB 22.5 million ( $3.5 million). The project commenced in June 2011, and was completed and sold back to Shenqiu through sales- type lease in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12,000 KW biomass power generation system from the Seller after Xi’an TCH has completed the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay to the Seller RMB 70,000,000 in cash ($10,937,500) in three installments in 6 months upon the transfer of ownership of the system. As of September 30, 2011, $3,147,178 (RMB 20,000,000) was paid. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH will lease this set of 12,000 KW biomass power generation system to the Seller at RMB 1,800,000 per month (approximately $281,250) for a term of 11 years.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest.  Total sales and interest income for this non-controlling interest was $11.66 million and $5.09 million for the nine months ended September 30, 2011, and $10.33 million and $1.52 million for the comparable period of 2010; $0.2 million and $1.84 for three months ended September 30, 2011, and  $0.23 and $0.62 million for the same period of 2010, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2011 and December 31, 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

In September 2011, FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$18,844,794	100%	$11,119,312	100%
Sales of products	18,583,238	99%	10,556,114	95%
Contingent rental income	261,556	1%	563,198	5%
Cost of sales	(14,325,396)	76%	(8,162,970)	73%
Cost of products	(14,325,396)	76%	(8,162,970)	73%
Gross profit	4,519,398	24%	2,956,342	27%
Interest income on sales-type lease	5,466,295	29%	3,952,830	35%
Total operating income	9,985,693	53%	6,909,172	62%
Total operating expenses	(387,786)	2%	(1,796,686)	16%
Income from operations	9,597,907	51%	5,112,486	46%
Total non-operating income (expenses), net	1,334,924	7%	(609,997)	(5)%
Income before income tax	10,932,831	58%	4,502,489	41%
Income tax expense	2,189,626	12%	1,352,519	12%
Less: net income attributable to noncontrolling interest	87,973	0%	103,246	(1)%
Net income attributable to China Recycling Energy Corp	$8,655,232	46%	$3,046,724	28%

NET SALES. Total sales, including system sales and contingent rental income, for the three months ended September 30, 2011, was $18.84 million while our total sales for the comparable period of 2010 was $11.12 million, an increase of $7.73 million. Of the total net sales, sales of systems for the three months ended September 30, 2011 was $18.58 million, compared to $10.56 million for the comparable period in 2010. The increase sales of systems is primarily attributable to the sale and completion of the Shenqiu biomass power generation system; whereas in the comparable period in 2010, the Company recorded the completion and sale of the Zhongbao Waste Heat Power Generation System. For the three months ended September 30, 2011, the Company received contingent rental income of $0.26 million, as compared to $0.56 million for the same period in fiscal year 2010. The contingent rental income resulted from actual usage of the electricity in addition to the minimum lease payments received in the third quarter of 2011 from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project.  For the sales-type lease, sales and cost of sales are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the third quarter of 2011 was $14.33 while our cost of sales for the comparable period of 2010 was $8.16 million, an increase of $6.15 million. The increase in our cost of sales for the third quarter of 2010 is primarily attributable to a sales-type lease of Shenqiu biomass power generation system that resulted in costs of approximately $14.33 million. In the comparable period of 2010, the cost of sales consisted of the cost of sales-type lease of Zhongbao WHPG system with a cost of $8.16 million.

GROSS PROFIT. Gross profit was $4.52 million for the three months ended September 30, 2011 compared to $2.96 million for the comparable period of 2010, a gross margin of 24% and 27% for the comparable period of 2011 and 2010, respectively. The increase in gross profit was mainly from the profit of the sales-type leases of Shenqiu biomass power generation system with a gross profit margin of about 23%, and the contingent rental income accounted for 1% of total sales, while in the comparable period of 2010, the gross profit was from the sales type lease of Zhongbao WHPG system with a profit margin of 23%, and the contingent rental income accounted for 5% of total sales.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2011 was $5.47 million, a $1.52 million increase from $3.95 million for the comparable period of 2010.  During the third quarter of 2011, interest income was derived from twelve systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project. During the third quarter of 2010, interest income was generated from eight systems: two TRT systems, two CHPG systems, one WGPG system, one biomass power generation system, and two waste heat power generating systems associated with our Erdos Phase I project. As of September 30, 2011, the Shenqui system had not generated interest income  for the Company as it was completed at the end of the current quarter.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaled $0.38 million for the third quarter of 2011, as compared to $1.80 million for the same period of 2010, a decrease of $1.41 million or 78%. The decrease was mainly due to $0.16 million for stock option compensation incurred during the nine months ended September 30, 2011, as compared to $1.11 million for the comparable period of 2010, and the decreased expenses in our rental, low value consumable goods and insurance as a result of improvement in cost controls by management.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended September 30, 2011, net non-operating income was $1,334,924 as compared to net non-operating expense of $609,997 for the comparable period of 2010. In the third quarter of 2011, we had $1.09 million in interest expenses on loans, $1.29 million in interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, which was offset by a $3.85 million change in the fair value of the convertible note from China Cinda. In comparison to the same period of 2010, the interest expense was $0.64 million arising from beneficial conversion feature for the convertible note.

INCOME TAX EXPENSE. The income tax expense was $2.19 million for the third quarter of 2011, an increase of $0.84 million from $1.35 million for the comparable period of 2010. The increase was mainly due to the increase in income before income tax from $4.50 million for the third quarter of 2010 to $10.56 million for the same period of 2011. The consolidated effective income tax rate for the third quarter of 2011 and 2010 was 20.7% and 30.0%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note and change in fair value of conversion feature liability, which accounted for 8.6% of pretax income for the third quarter of 2011 compared to 3.4% for the same quarter of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended September 30, 2011 was $8.66 million compared to $3.05 million for the comparable period of 2010, an increase of $5.61 million. This increase in net income was mainly due to the sales of Shenqiu biomass power generation system during the quarter, and increased interest income from lease payments for energy saving systems compared with the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$30,773,615	100%	$43,783,259	100%
Sales of products	29,927,036	97%	42,477,423	97%
Contingent rental income	846,579	3%	1,305,836	3%
Cost of sales	(22,850,068)	74%	(32,763,130)	75%
Cost of products	(22,850,068)	74%	(32,763,130)	75%
Gross profit	7,923,547	26%	11,020,129	25%
Interest income on sales-type lease	16,093,099	52%	10,371,093	24%
Total operating income	24,016,646	78%	21,391,222	49%
Total operating expenses	(3,834,242)	12%	(4,542,859)	10%
Income from operations	20,182,404	66%	16,848,363	39%
Total non-operating income (expenses), net	1,871,324	6%	(1,780,580)	(4)%
Income before income tax	22,053,728	72%	15,067,783	35%
Income tax expense	4,369,257	14%	4,250,562	10%
Less: net income attributable to noncontrolling interest	771,271	3%	589,819	(1)%
Net income attributable to China Recycling Energy Corp	$16,913,200	55%	$10,227,402	24%

SALES. Total sales, including system sales and contingent rental income, for the nine months ended September 30, 2011 was $30.77 million while total sales for the comparable period of 2010 was $43.78 million, a decrease of $13.01 million as a result of decreases in system sales and in contingent rental income. Of the total sales, sales of systems for the nine months ended September 30, 2011 was $29.93 million, as compared to $42.48 million for the comparable period in 2010, a decrease of $12.55 million. In the nine months ended September 30, 2011, the company recorded: (1) the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements, (2) the completion and sale of the 12MW Shenqiu biomass power generation system and (3) $0.85 million from contingent rental income. In comparison, net sales of systems for the comparable period in fiscal year 2010 reflected (1) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease; (2) the completion of transformation and the sale of Pucheng Biomass Power Generation System; (3) the completion of transformation and sale of Zhongbao Waste Heat Power Generation System; and (4) contingent rental income of $1.31 million. For the sales-type lease, sales and cost of sales are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the nine months ended September 30, 2011 was $22.85 million while our cost of sales for the comparable period of 2010 was $32.76 million, a decrease of $9.91 million. The decrease was primarily attributable to the fact that the 3rd 9MW capacity power station for the Erdos Phase II project and the Shenqiu biomass power generation system were both completed and sold during the nine months ended September 30, 2011, compared to the comparable period of 2010 when cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project, Pucheng biomass power generation system and Zhongbao WHPG System.

GROSS PROFIT. Gross profit was $7.92 million for the nine months ended September 30, 2011 compared to $11.02 million for the comparable period of 2010, a gross margin of 26% and 25% for the comparable periods of 2011 and 2010, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2011 was $16.09 million, a $5.72 million increase from $10.37 million for the comparable period of 2010.  During the nine months ended September 30, 2011, the interest income was derived from twelve systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project. During the nine months ended September 30, 2010, interest income was generated from eight systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project, and the Pucheng biomass power generation system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $3.83 million for the nine months ended September 30, 2011 as compared to $4.54 million for the comparable period of 2010, a decrease of $0.71 million or 16%. The decrease was mainly due to $1.61 million for stock option compensation during the nine months ended September 30, 2011, compared to $2.52 million for the comparable period of 2010, and partially offset by the proportional increases in our payroll, welfare, business trip and marketing expenses as a result of continuous expansion of our business.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the nine months ended September 30, 2011, net non-operating income was $1.87 million as compared to net non-operating expense of $1.78 million for the comparable period of 2010. In the nine months ended September 30, 2011 we had $2.88 million interest expense on loans and $5.12 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $9.98 million from changes in fair value of conversion feature liability of the convertible note from China Cinda; while in the comparable period of 2010, the interest expense was $1.33 million arising from the beneficial conversion feature for the convertible note.

INCOME TAX EXPENSE. Income tax expense was $4.37 million for the nine months ended September 30, 2011, an increase of $0.12 million from $4.25 million for the comparable period of 2010. The increase was mainly due to non taxable interest income related to conversion feature liability but partially offset by non taxable interest expense. The consolidated effective income tax rate for the nine months ended September 30, 2011 and 2010 was 20.2% and 28.2%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note and changing in fair value of conversion feature liability, which accounted for 8.7% of pretax income for the nine months ended September 30, 2011 compared to 3.0% for the comparable period of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the nine months ended September 30, 2011 was $16.91 million compared to $10.23 million for the comparable period of 2010, an increase of $6.69 million. This increase in net income was mainly due to the decreased operating expense and increased interest income from lease payments for energy saving systems compared with the comparable period of 2010.

Liquidity and Capital Resources

Comparison of Nine Months Ended September 30, 2011 and 2010

As of September 30, 2011, the Company had cash and cash equivalents of $19.70 million, other current assets were $11.68 million and current liabilities were $33.81 million.  Working capital was a negative $2.44 million. The debt-to-equity ratio was 0.93:1 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(7,890,971)	$(13,992,307)
Investing Activities	2,188,475	(833,642)
Financing Activities	13,608,001	20,213,268

Net cash used in operating activities was $7.89 million during the nine months ended September 30, 2011, as compared to $13.99 million used in the comparable period of 2010. The decrease in net cash outflow was mainly from increased net income. In addition, the Erdos Phase II project commenced construction in 2010 and was completed in the first quarter of 2011 and Shenqiu project commenced in June and completed in the end of September of 2011, which resulted in cash inflow of $7.07 million and $3.46 million from construction in progress in 2011, respectively, but was offset by payments of $5.60 million for construction related to the Shannxi Datong Coal Group Power Generation Projects and the Erdos Phase III project; while in the comparable period of 2010, we had net cash outflow on construction progress of $10.23 million. The construction was considered an operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $5.28 million in the nine months ended September 30, 2011 compared with $3.27 million in the comparable period of 2010, an increase of $2.01 million.

Net cash provided by investing activities was $2.19 million in the nine months ended September 30, 2011, compared to $0.83 million used in the comparable period of 2010. The increase of net cash provided by investing activities was mainly due to the release of restricted cash of $2.19 million from the bank which we previously deposited in the bank as collateral for the bank acceptances. In the comparable period of 2010 we deposited into bank $0.75 million as restricted cash and purchased equipment for $0.08 million.

Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $20.21 million for the comparable period in 2010. The cash inflow in the nine months ended September 30, 2011 included $7.58 million in proceeds from convertible notes from China Cinda, $4.15 million in proceeds from a bank loan and $6.27 million increase in long term payable, offset by repayment on notes payable (bank acceptances) of $2.92 million and repayment of bank loan for $0.92 million and $0.46 million advanced to related parties. In the comparable period of 2010, we had cash contribution of $0.91 million from noncontrolling interest, $15.80 million proceeds from bank loans, and $3.50 million advance from related parties.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of September 30, 2011, the Company recorded shares to be issued of $11.78 million in connection with this transaction.

We believe we have sufficient cash to continue our current business through 2012 due to stable recurring receipts from  sales-type leases in place. As of September 30, 2011, we have two TRT systems, two CHPG systems, one WGPG system, five recycling waste heat power generating systems from the Erdos projects, two BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2012.

On May 25, 2011, the Company filed a Registration Statement on Form S-3, as amended, with the SEC to register an indeterminate number of shares of common stock with an aggregate initial offering price not to exceed $200,000,000. The registration statement went effective on November 10, 2011; however, the Company has not yet determined the size or timing of any potential future offering. We intend to use the net proceeds we receive from the sale of the shares of our common stock that may be offered for general corporate purposes, which may include, among other things, repayment of debt, repurchases of common stock, capital expenditures, the financing of possible acquisitions or business expansions, increasing our working capital and the financing of ongoing operating expenses and overhead.

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

This note bore interest at 5% and matured on April 29, 2011. The principal amount of the note, together with any interest thereon, was convertible, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for the fiscal year ending December 31, 2009.  The obligation of the Company under this note is ranked senior to all other debt of the Company. The note is secured by a security interest granted to the investors pursuant to a share pledge agreement.  This pledge was released during the nine months ended September 30, 2011 and is of no further force or effect.

In June 2011, the Investors converted the note into 4,334,192 shares of the Company’s common stock at a conversion price of $1.154 per share. The effective date of the conversion was April 29, 2011. As of September 30, 2011, the interest accrued on the second note was fully paid, and the 4,334,192 shares of common stock were recorded as shares to be issued in the accompanying financial statements, since such shares were not issued as of June 30, 2010. As disclosed on a Form 8-K filed July 22, 2011, the Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  The unamortized portion BCF of $745,547 was fully amortized as of the conversion date. During the nine months ended September 30, 2011, the Company amortized $1,368,988 BCF for the note.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with a maturity date of April 29, 2012. The note holder has the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80, and this note was convertible in full into 3,750,000 shares of our common stock as of September 30, 2011. These conversion shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note.

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

During December 2009, the Company sold 206,880,000 units for RMB 206,880,000 ($30.30 million), of which 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units ($4.73 million) were purchased by Xi’an TCH; $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the Company’s consolidated financial statements.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised RMB 93,120,000 ($13.69 million) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH.  With the completion of the second expansion of the Plan, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan has reached RMB 300,000,000 ($44.12 million) and completed its entire trust plan fund raising work.  The net long term loan payable under this trust plan was RMB 252,150,000 ($39.68 million) at September 30, 2011. Interest expense accrued on this trust loan was $3.99 million and $4.5 million at September 30, 2011 and December 31, 2010, respectively.

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

Bank Long Term Loan

The Company entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,635,639) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used for equipment for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($463,564) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. At September 30, 2011, $1,888,308 of the principal was repaid and $2,832,462 will be repaid within one year which was classified as current liability.

The Company entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB 30,000,000 ($4,720,767) to Xi’an TCH for three years  to March 30, 2014. As of September 30, 2011, the Company received RMB 30,000,000 ($4,720,767) of the loan. The proceeds of the loan are required to be used for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.015%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB 3,000,000 ($472,077) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. At September 30, 2011, the loan was not repaid.

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

The term of the Loans is for three years from the date of the first draw.  The interest rate for the Loans is the People’s Bank of China’s (“PBOC”) three year loan base interest rate plus two percent (2%).  If the Loans are not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount.  Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of  its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

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

Financial Leasing

Financing Agreement- - Sale Lease-back transaction.

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhonngbao”) and four furnaces and  ancillary apparatus (the “Assets”) to Cinda Financial for  RMB 42.50 million ($6.69 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for  5 years with an overall leasing fee of RMB 51.54 million ($8.11 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (presently 6.65%) plus 15% of that rate (which at present is 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay RMB 4,250 ($669) to reacquire the Assets. The quarterly minimum payment is RMB 2,577,109 ($396,875). In addition to the leasing fees, Xi’an TCH  prepaid a one-time non-refundable leasing service charge of RMB 2,550,000 ($401,265), which was amortized over 5 years, and a refundable security deposit of RMB 2,125,000 ($334,388) to Cinda Financial as of September 30, 2011.

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

As of September 30, 2011 the projects of Erdos Phase III are under construction. At September 30, 2011, the Company has paid  $19.71 million for Phase III. The Company expects the completion of Phase III projects no later than the end of 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi'an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (Shannxi Datong) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong's metal refining plants to generate power. According to the contract, the Company will install two 3MW TRT and one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay a service fee to the Company. The service fee is based on an average of 8,000 electricity-generating hours per year and RMB 0.33($0.05) per kilowatt hour ("Kwh") for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved.

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 14, 2011	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: November 14, 2011	/s/ David Chong
David Chong
Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011