Form 10-K
period 2011-12-31
CHINA RECYCLING ENERGY CORP
filed 2012-03-22
CIK 721693

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 30, 2011, the last business day of the registrant’s second fiscal quarter, was $39,058,605. For the purposes of this calculation, executive officers and directors are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2012, the registrant had 39,198,982 shares of Common Stock outstanding.

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

ITEM 1. BUSINESS

General

We currently engage in the recycling energy business, providing energy savings and recycling products and services. We are a leading developer of waste energy recycling projects for industrial applications in China, and we believe we are the only developer to use a Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China.  Our waste energy recycling projects allow customers who use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in iron and steel, nonferrous metal, cement, coal and petrochemical plants.  We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer. While some of our competitors offer projects targeting one or two verticals, we serve multiple verticals.

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

We provide a clean-technology and energy-efficient solution aimed at reducing the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs, lower their operating costs, extend the life of primary manufacturing equipment, and generate saleable emission credits under the Kyoto Protocol. Based on the differential between the cost to our customers of buying power from China’s national power grid and the cost to them of buying one of our projects, we believe our customers can recover the cost of our project within two to three years of operations.  In addition, our waste energy recycling projects allow our industrial customers to reduce their reliance on China’s centralized national power grid, which is prone to black-outs or brown-outs or is completely inaccessible from certain remote areas. Our projects generally produce lower carbon dioxide emissions and other pollutants, and are hence more environmentally-friendly than other forms of power generation.

Since 2007, we have primarily used the BOT model to serve our customers. For each project, we design, finance, construct and install the waste energy recycling projects for our customers, operate the projects for five to twenty years, and then transfer the projects to the owners. The BOT model creates a win-win solution for both our customers and us. We provide the capital expenditure financing in exchange for attractive returns on each project; our customers can focus their capital resources on their core businesses, do not need to invest additional capital to comply with government environmental regulations, reduce noise and emissions and reduce their energy costs. We in turn efficiently recapture our costs through the stream of lease payments.

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

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the PRC.  We phased out and scaled down most of the business of mobile phone distribution and provision of pager and mobile phone value-added information services, and on May 10, 2007, the Company approved and announced that it halted and discontinued these businesses.

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

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009

Our Projects

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $224,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at $0.98 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of $352,000 (RMB 2.4 million) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of December 31, 2011.

In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011.

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leases them to Xingtai for five years, commencing on January 25, 2007 and ending on January 25, 2012.  During the lease, Xingtai will pay Shanghai TCH monthly rent of $0.13 million (RMB 0.9 million) to use the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH will transfer the title of the systems to Xingtai free of charge. All amounts due under the lease were paid; therefore, Shanghai TCH transferred the title of the systems to Xingtai free of charge.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the term is over and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengda Project

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

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to Shenwei at the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

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

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2011, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $78 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $79 million (RMB 500 million).  The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation.  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.22 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010 and April, 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $922,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project.

As of December 31, 2011, the Company paid approximately $19.77 million for Phase III of the Erdos TCH power generation system projects. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in May 2012. The Company currently expects to complete Phase III by the end of fiscal year 2012.

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

Shenmu Project

 On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project (the “Contracts”).  The Contracts are for 10 years and state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay Xi’an TCH an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18 megawatt capacity power generating systems (the “System”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within 3 working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for a price of $18.75 million (RMB 120 million) (the “Purchase Price”). Shenmu shall pay the first 30% of the Repurchase Price within 5 working days from the date of the Repurchase Agreement, the second 30% of Repurchase Price within 90 days from date of Repurchase Agreement and the remaining 40% of the Repurchase Price within 180 days from the date of Repurchase Agreement. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price has been paid. The Cooperative Contract will be terminated upon Shenmu’s payment of the entire Repurchase Price. In January 2012, the Company received $3.08 million (RMB 19.44 million) outstanding energy saving service fees, and $5.71 million (RMB 36 million), the first 30% of repurchase price from Shenmu.

PuCheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent  with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately $2.2 million (RMB 15 million), of which, approximately $1.03 million (RMB 7 million) was payable to Dong, and approximately $1.18 million (RMB 8 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong approximately $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. As of December 31, 2011, the Company paid the consideration (inclusing the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share. These shares have piggy back registration rights and are subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement that we filed with the SEC on February 22, 2012. This registration statement has not yet been declared effective by the SEC.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (the “Shannxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

As of December 31, 2011, the Company had paid $12.70 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.87 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company expects to resume the construction in April 2012 and complete one of the power stations by the end of 2012.

Shenqiu Biomass Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (the “ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12MW biomass power generation systems from the Seller after Xi’an TCH completes the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay to the Seller $10,937,500 (RMB 70,000,000) in cash in three installments in 6 months upon the transfer of ownership of the system. As of December 31, 2011, $7,812,500 (RMB 50,000,000) was paid. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH will lease this set of 12 MW biomass power generation systems to the Seller at approximately $281,250 (RMB 1,800,000) per month for a term of 11 years.

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

Waste-to-Energy Industry Growth

China has experienced rapid economic growth and industrialization in recent years, increasing the demand for electricity. In the PRC, growth in energy consumption has exceeded growth in gross domestic product, causing a shortage of electricity with blackouts and brownouts over much of the country.  Much of the energy demand has been due to the expansion of energy intensive industrial sectors such as steel, cement, and chemicals. China’s increasing modernization and industrialization has made it the world’s largest consumer of energy.

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

Gas turbines are a set of hi-tech equipment and devices that is crucial to the energy development strategy of China. Gas turbine, which uses flammable gas as fuel and combines with recycling power generating technology, has many merits.  These include high efficiency power generation, low investment, short construction periods, small land usage, water savings, environment protection and more.  We believe the market prospect of the gas turbine industry is promising.  An analysis report in 2008 indicated that during the Tenth Five-year Plan Period, the total volume of Chinese gas power generating was almost 10,000MW and it is expected to reach 60,000MW million by 2020.  The natural gas power plants being or to be built, representing about 6% of the total equipment capability of China, most of which are newly constructed projects, provide huge market potential for gas turbine.

Through years of research, development and experimental applications, this gas-to-energy system has started to be applied into some high energy intensive industrial plants, such as in the course of  iron-smelting in metallurgy plants.  Metallurgical enterprises, as the biggest industrial energy user in China, consume 13%-15% of the nation’s electricity.  Electricity consumed by the iron-smelting industry accounts for 40% of that consumed by metallurgical enterprises.  If all top furnaces in the iron-smelting industry are equipped with gas recovery systems, electricity consumption may decrease by 30-45%.  Furthermore, environmental pollution will be reduced while energy efficiency is improved in those heavy industries.

Stringent Environmental Standards and Increasing Government Supports

 Since energy is a major strategic issue affecting the development of the Chinese economy, the Chinese government has promoted the development of recycling and encouraged enterprises to use waste energy recycling projects of the type we sell and service.  Similar to previous five year periods, the China National Environment Protection Plan, for the Twelfth five year period (2011-2015), is focused on high energy consumption industries, including specific programs to support the building of waste energy recycling projects for application in iron, steel and nonferrous metal plants and in cement production lines. Given the worsening environment and insufficient energy supply in China, the Chinese government has implemented policies to curb pollution and reduce wasteful energy usage. The Renewable Energy Law, strict administrative measures to restrict investment and force consolidation in energy wasting industries, and the requirement to install energy-saving and environment protecting equipment whenever possible are just some ways the government is emphasizing the need to reduce emissions and to maximize energy creation. Local government officials, who sometimes flout central government policies for the sake of local GDP growth, are now required to tie emission, energy usage and pollution to GDP growth.  If local emissions of pollutants grows faster than the local GDP, these local officials face the risk of losing their jobs.  Such determination and strict enforcement by the central and local governments provide a good backdrop and growth opportunity for CREG’s business activities.

The following tables show the funds invested, or expected to be invested, in the environmental protection industry by the Chinese government.

Source: China National Environmental Protection Plan in the Twelve Five Years (2011-2015).

According to China’s National Energy Board, recycled energy accounted for 9.6% of China’s total energy consumption during 2010. Because of environmental protection pressure, expanded efforts to improve infrastructure in western China with the related increase in production of cement and other heavy industrial products and emphasis on additional sources of electricity, demand for recycled energy, as a special and stable energy resource, should continue to grow in China.

Waste-to-Energy is a Cost-Effective Means to Meet Rising Energy Needs

According to the International Energy Agency, China will need to increase its electricity generating capacity to meet its future needs.  This demand may mean price increases for electricity in China.  With the need for more energy, in particular energy that does not cause additional emissions, and the relative low price of the waste-to-energy production we provide, we believe that our markets will continue to expand.

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

Customers of our energy recycling projects may also qualify for credits from the Clean Development Mechanism (“CDM”). The CDM is an international arrangement under the Kyoto Protocol allowing industrialized countries with a greenhouse gas reduction commitment to invest in ventures that reduce emissions in developing countries as an alternative to more expensive emission reductions in their own countries. In 2005, China’s government promulgated “Measures for Operation and Management of Clean Development Mechanism Projects in China” (“China CDM Measures”) to facilitate the application and operation of CDM project activities in China. Our energy recycling solutions are of a kind which falls into the beneficial categories accredited by the China CDM Measures. If our customers can get approval from the Chinese government and successfully register their projects in the United Nations’ CDM Executive Board, they can receive additional revenue income through exchanging their Certified Emission Reductions (“CER”) credits with investors in industrialized countries. As of March 11, 2011, 416 China CDM projects received CER credits from the United Nations.

Trends in Industries We Principally Service

Iron, Steel and Nonferrous Metal Industry

Despite improvements made in reducing the amount of energy consumed per ton of steel produced (from more than 900kgce/ton in 2000 to less than 750kgce/ton in 2008 according to the 2009 Report of China’s Iron & Steel Association), if all furnaces in the iron-smelting industry were equipped with waste energy recycling systems to utilize the waste heat and gas pressure that are byproducts of the metal producing process, electricity consumption in the industry could decrease 30-45%.  Furthermore, environmental pollution would be reduced while energy efficiency improved in those heavy industries.

China is one of the largest producers and consumers of nonferrous metals in the world. However, the global economic downturn has slowed the momentum of China's nonferrous metal industry after keeping high-speed growth for almost a decade. A detailed three-year stimulus plan to support the nonferrous metal industry was released in the beginning of 2009 by China’s State Council. Its purpose is to help the nonferrous metal sector maintain steady operations in 2009 and achieve a sustainable development by 2011. China’s nonferrous metal import and export value increased 28% in 2011 from 2010, and the output of the ten major types of nonferrous metals exceeded 31 million tons in 2010, an increase of 20.4% from 2008.

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

Cement Industry

The Chinese construction industry accounted for approximately 20% of gross domestic product (GDP), contributing RMB 9.52 trillion in 2010. In November 2008, China launched an approximately $593 billion (RMB 4 trillion) fiscal stimulus package to bolster the economy, focusing on infrastructure projects such as new railways, roads, and airports.  Against this backdrop, the cement industry experienced significant growth. According to a February 2009 article of China’s Securities News, China’s total investment in the cement industry reached $15 billion (RMB 105 billion) in 2008, a 60% increase from 2007.  Of the investment, 65% was spent on New Suspension Pre-heater Dry Process (“NSP”) cement clinker production in 2008, a 10% increase from 2007. NSP cement clinker production can use waste energy recycling projects to utilize medium and low temperature residual heat from the cement production as a source to generate electricity.

In the traditional cement making process in China, the residual heat is released without any further processing, thus causing significant waste heat in the environment.  During the period of the Chinese government’s Eleventh Five-Year Plan, the output of NSP production lines reached 70% of the total cement output. The Twelfth Five-Year plan continues to promote the NSP production line as a primary goal for the cement industry. It is estimated that the percentage of NSP production lines of the total will rise to 90% by the end of 2015. At the end of the Tenth Five-Year Plan and the start of the Eleventh Five-Year Plan, the Chinese government called for an energy saving campaign and issued a Medium and Long-Term Plan on Special Energy-Saving that indicated that waste energy recycling projects should be widely used, and specified that 30 waste energy recycling projects be established annually on cement production lines with an output of 2000 tons daily. The Twelve Five-Year plan indicates the continued usage and promotion of energy recycling projects. The Twelve Five-Year plan requires that, at a minimum, 65% of all cement dry process production lines installed include a waste heat power generation device by the end of 2015 The rapid development of NSP production creates a good opportunity for the development, marketing and sales of  waste energy recycling projects in the cement industry.

Coal and Petrochemicals

Flammable waste gases emitted from industrial production processes, such as blast furnace gas, coke furnace gas, oil or gas can be used to power gas-fired generators to create energy.  Two large producers of these waste gases are coal mining and petrochemical refining.  The PRC is the largest coal producer and consumer in the world. Coal is the dirtiest fossil fuel and a major cause of methane gas emissions, a greenhouse gas 21 times more potent than carbon dioxide.  Methane gas is found naturally in coal beds. In the 1950s, China began recovering methane to make mines safer. Now, as then, most of the captured methane is released into the air but it could be used as a clean energy source using waste energy recycling technologies.

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

Our Strategies

Focus on Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 153MW in 2012, 190MW in 2013 and 230MW in 2014, respectively.

Expand to New Verticals with Future High Growth Potentials

We plan to pursue disciplined and targeted expansion strategies for verticals which we currently do not serve. We actively seekand explore opportunities to apply waste-to-energy technologies to new industries or segments with high growth potential, including glass, ceramics, magnesium metal and electrolytic aluminum industries. We have expanded into the biomass area, having completed our first biomass to power generation acquisition project.  We believe that we have the flexibility to pursue acquisitions or develop new projects in-house through our existing research and development team. Our market entry strategy will focus on obtaining or developing new industrial applications in China as well as accesses to new market segments and customers, with the goal of using our early mover advantage to become the industry standard maker and maintain our leading position in the waste-to-energy industry.

Increase Sales of Integrated Projects Targeting Large-Scale Customers

Large-scale manufacturers have complex manufacturing processes, from multiple points of which we can collect waste pressure, heat or gas to generate electricity. In addition, we can also combine more than one power generating cycle to recycle the waste collected from such multi-point industrial processes, which results in improved overall energy efficiency. For example, the CCPP system combines both gas and steam cycles - a gas turbine generator generates electricity and the waste heat from the gas turbine is used to make steam to generate additional electricity via a steam turbine. We are targeting mid- to large-scale customers with highly intensive energy consumption, sizeable power generating capacity and substantial project investment requirement, e.g. RMB 500 million/ $78 million or above, which can benefit from economies of scale. We believe offering large-scale integrated systems will increase overall energy efficiency and promote higher customer satisfaction and in return provide us an attractive internal rate of return and higher barrier to entry through the establishment of long-term operation contracts.

Continually Enhance Research and Development Efforts

In 2011 and 2010, we invested about $55 million and $.45 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

“Operate”

After the project has been installed at the customer site and passed a series of stringent tests, we, currently, outsource the operation to a third-party vendor. The operation period ranges from 5 to 20 years subject to the terms of each contract.

During the operation period, the customer can purchase all the electricity at a below-market price. We collect energy-saving-based lease payments from the customer; the lease term is equivalent to the operation period, ranging from five to twenty years, and the payments are based on the sale by us as lessor to our customers as lessee of energy generated by the waste energy recycling project at below-market rates. The customer’s payments are based on a minimum operation schedule agreed upon by us with our customer, and are collateralized by assets of the customer and/or third party guarantees. To reduce risk, we offer leasing services across a wide variety of industries and only target larger manufacturers or state-owned enterprises. Operation in excess of the minimum schedule enables us to receive additional revenues from the excess energy generated and sold to the customer.

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

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not expect any revenue in the future through such model.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 100% of revenue in 2011, 2010 and 2009.

Seasonality

For the most part, the Company’s business and sales is not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. We also have applied for CREG and our logo for the trademark in the U.S.

Patents

As of December 31, 2011, we owned two patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology.

Research and Development

In 2011 and 2010, we invested about $0.55 million and $0.45 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. Our subsidiary, Huaxin, was originally a research institute of Xingtai Iron and Steel Company and, as of year ended December 31, 2011, had 31 scientists and technicians, including 12 senior engineers, three of which are professor level senior engineers - the highest level senior engineer in China, who focus on technology development, engineering design and construction.  All of the Huaxin staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the South China University of Technology School of Power and Electricity and Xi’an University of Architecture and Technology gives us access to the latest developments in energy and waste to energy technologies as well as technical support of the research and development teams of these universities on integrated utilization of waste heat, gas and pressure to energy.

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

Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies; however, smaller private companies occasionally employ a BOT model to provide waste to energy systems. The state-owned enterprises include Equipment and System Engineer Co., Ltd. of Hangzhou Steam Turbine & Power Group (Hangzhou Turbine) and Energy Saving Development Co., Ltd of China National Material Group, Sinoma Development Co., Ltd. The private companies include China Senyuan Electronic Co., Ltd., Dalian East New Energy Development Co. Ltd., Top Resource Conservation Engineering Co.,Ltd. and Nanjing Kaisheng Kaineng Environmental Energy.

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

We believe that we offer advantages over our competitors in several ways:

•	Our management team has over 20 years of industry experience and expertise;
•	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;
•	We have the capabilities and experience in undertaking large scale projects; and
•	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2011, we had 170 employees:

Management:	10 Employees

Administration:	8 Employees

Marketing:	25 Employees

Research & Development:	43 Employees

Accounting & Finance:	12 Employees

Project Officer:	72 Employees, including 69 operators

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

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.

Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly. We cannot guarantee that our stock price will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

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

We may require additional funds to run our business and may be required to raise these funds on terms which are not favorable to us or which reduce our stock price.

We may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders. In November 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $20,000,000 million of equity, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares as needed at any time.

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

Since late 2008 and continuing into 2012, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 11.7% in 2011. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2011 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

Risks Related to the People’s Republic of China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the demand for our projects and our business.

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

The State Administration of Taxation (“SAT”) issued Circular 698 on December 10, 2009, which reinforced taxation on transfer of non-listed shares by non-resident enterprises through overseas holding vehicles. Circular 698 applies retroactively and was deemed effective as of January 1, 2010. Pursuant to Circular 698, where (i) a foreign investor who indirectly holds equity interest in a PRC resident enterprise through an offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and (ii) the offshore holding company is located in a jurisdiction where the effective tax rate is lower than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event the tax authorities determine that such transfer is abusing forms of business organization and there is no reasonable commercial purpose other than avoidance of PRC enterprise income tax, the tax authorities will have the power to conduct a substance-over-form re-assessment of the nature of the equity transfer. A reasonable commercial purpose may be established when the overall offshore structure is set up to comply with the requirements of supervising authorities of international capital markets. If the SAT’s challenge of a transfer is successful, they will deny the existence of the offshore holding company that is used for tax planning purposes. Since Circular 698 has a short history, there is uncertainty as to its application. We and our foreign investors may become at risk of being taxed under Circular 698 and may be required to expend resources to comply with Circular 698 or to establish that we or our foreign investors should not be taxed under Circular 698, which could have a material adverse effect on our or our foreign investors’ financial condition and results of operations.

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

We urged our PRC management personnel, directors, employees and consultants who were granted stock options under our 2007 Plan to register them with the local SAFE pursuant to the said regulation. However, we cannot ensure that each of these individuals have carried out all of the required registration procedures.

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

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, and especially since we are a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and other applicable laws, rules and regulations. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the market price of our stock.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our ordinary shares may be adversely impacted.

As directed by SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our reporting processes, which could adversely impact the market price of our common stock.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Nevada corporation but nearly all of our assets are located outside of the U.S.. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the U.S. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

PRC regulations involve complex procedures for acquisitions conducted by foreign investors that could make our restructuring or an offering subject to government approval.

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

The M&A Rules require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of MOFCOM prior to a cross-border share swap and the CSRC prior to the public listing of their securities on an overseas stock exchange through share swap. On September 21, 2006, pursuant to the M&A Rule and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchange by special purpose vehicles, however, the CSRC currently has not issued any definitive rule concerning whether an offering, such as an offering under the previously described registration statement of Form S-3, is subject to the M&A Rule and Related Clarifications.

There are substantial uncertainties regarding the interpretation and application of the above rules, and MOFCOM and CSRC have yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC related company similar to us will be subject to approvals from MOFCOM and CSRC with respect to any offering or a failure to maintain an offering.  If MOFCOM and CSRC approvals are required in connection with our previous restructuring and this offering, our failure to obtain or delay in obtaining such approval could result in penalties imposed by MOFCOM, CSRC and other PRC regulatory agencies.  These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, operations and financial conditions.

Notwithstanding those provisions, we are advised by our PRC counsel, Kang Da Law Firm, that MOFCOM and CSRC approvals are not required in the context of our previous restructuring, because our previous restructuring does not constitute a cross-border share swap contemplated by the M&A Rule. However, we cannot assure you that the relevant PRC government agencies, including MOFCOM and CSRC, would reach the same conclusion, and we still cannot rule out the possibility that MOFCOM and CSRC may deem our listing structure as circumventing the M&A Rule and Related Clarifications, in particular in consideration of the fact that our restructuring was completed through several steps. Please refer to the Company History section about our restructuring.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease two office spaces, one in Xi’an and one in Shanghai. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC. Average monthly rent for all locations was $16,937 in 2010 and $17,503 in 2011.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CREG.” Prior to March 22, 2010, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the symbol “CREG”. On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from “BAQI” to “CHDW.” On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”.  On March 7, 2012, the last reported sales price for our common stock was $1.20 per share. As of March 7, 2012, there were 46,474,350 shares of our common stock outstanding held by approximately 2,754 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2011 and 2010:

	2011				2010
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$1.47	$2.10	$2.81	$3.22	$3.50	$3.62	$5.09	$5.73

Low	1.12	.90	1.77	2.26	2.64	2.90	2.91	3.25

Dividend Policy

We did not pay any cash dividends on our common stock in 2010 or 2011. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Xueyi Dong, a Chinese citizen, pursuant to the Biomass Power Generation Asset Transfer Agreement between Xi’an TCH Energy Technology Co., Ltd, a wholly owned subsidiary of the Company and Mr. Dong, dated June 29, 2010, disclosed in the Form 8-K filed on July 6, 2010. The issuance of shares to Mr. Dong is a part of the consideration, which is equivalent to 80 million RMB at $ 4 per share with an exchange rate of $1: 6.8 RMB, for the transfer of a set of 12MW biomass power generation systems by Mr. Dong to Xi’an TCH in 2010, pursuant to the Transfer Agreement.

On July 21, 2011, we issued 4,149,599 shares of common stock of the Company to Carlyle Asia Growth Partners III, L.P. and 184,593 shares of Common Stock to CAGP III Co-Investment, L.P., pursuant to the 5% Secured Convertible Promissory Note dated April 29, 2008, disclosed in the Form 8-K filed on April 30, 2008. The Investors converted the principal amount under the 5% Secured Convertible Promissory Note of $5,000,000 into 4,334,192 shares of Common Stock of the Company at the conversion price per share of $1.154.

The issuance of these shares were made in reliance on the exemptions from registration provided by (i) Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving any public offering and (ii) Regulation S and Regulation D under the Securities Act.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during the quarter ended December 31, 2011. However, on September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2011 that were either approved or not approved by our shareholders is as follows:

Number of
securities
	Number of		remaining
	securities		available
	to be issued		for future
	upon		issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation
Plan Category	options	outstanding options	plans

Equity compensation plans approved by security holders	4,466,666	$1.64	733,334

Equity compensation plans not approved by security holders	-	$-

Total	4,466,666	$1.64	733,334

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

OVERVIEW OF BUSINESS BACKGROUND

The Company was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. The Company, through its subsidiaries Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”) and Huahong New Energy Technology Co, Ltd, sells and leases energy saving systems and equipment to our customers. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation.”

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

Effective August 6, 2004, we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc.  From August 2004 to December 2006, we primarily engaged in pager and mobile phone distribution and provided value added information services to the customers in the People’s Republic of China (“PRC”).  We phased out and scaled down our operations in the mobile phone distribution business and the pager and mobile phone value-added information services, and, on May 10, 2007, the Company approved and announced it discontinued these businesses.

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

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leases them to Xingtai for five years, commencing on January 25, 2007 and ending on January 25, 2012.  During the lease, Xingtai will pay Shanghai TCH monthly rent of $0.13 million (RMB 0.9 million) to use the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH will transfer the title of the systems to Xingtai free of charge. All amounts due under the lease were paid; therefore, Shanghai TCH transferred the title of the systems to Xingtai free of charge.

Shengda Project

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

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the term is over and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation.  Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service.  Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system.  Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement.  On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to amend the timing for title transfer to Shenwei at the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of  $0.31 million (RMB 2.1 million) per month during the operating period.

 Shengwei Group – Jin Yang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jin Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation.  Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the sixty months of the lease term.  Shengwei has the right to purchase the ownership of the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning two 2,500-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation.  Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period.  Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

 Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project (the “Contracts”).  The Contracts are for 10 years and state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.  Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge.  Under the Contracts, Shenmu will pay Xi’an TCH an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project.  At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge.  Shenmu gave a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18 megawatt capacity power generating systems (the “System”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within 3 working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for a price of $18.75 million (RMB 120 million) (the “Purchase Price”). Shenmu shall pay the first 30% of the Repurchase Price within 5 working days from the date of the Repurchase Agreement, the second 30% of Repurchase Price within 90 days from date of Repurchase Agreement and the remaining 40% of the Repurchase Price within 180 days from the date of Repurchase Agreement. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price has been paid. The Cooperative Contract will be terminated upon Shenmu’s payment of the entire Repurchase Price. In January 2012, the Company received $3.08 million (RMB 19.44 million) outstanding energy saving service fees, and $5.71 million (RMB 36 million), the first 30% of repurchase price from Shenmu.

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos.  The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2011, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy.  Total investment for the project is estimated at approximately $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93% of the total investment. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment.  Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP.  When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation.  Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 1, 2010 and April, 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project.

As of December 31, 2011, the Company paid approximately $19.77 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III by the end of fiscal year 2012.

PuCheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent  with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately $2.2 million (RMB 15 million), of which, approximately $1.03 million (RMB 7 million) was payable to Dong, and approximately $1.18 million (RMB 8 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong approximately $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. As of December 31, 2011, the Company paid the consideration (inclusing the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share. These shares have piggy back registration rights and are subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement that we filed with the SEC on February 22, 2012. This registration statement has not yet been declared effective by the SEC.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $302,000 (RMB 1,900,000) per month for 15 years.  The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 megawatt capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of $380,000 (RMB 2.4 million) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  The CDM work has not commenced as of December 31, 2011.

In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (the “Shannxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.57 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

As of December 31, 2011, the Company had paid $12.70 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.87 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company expects to resume the construction in April 2012 and complete by the end of 2012.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12 MW biomass power generation systems from the Seller after Xi’an TCH completes the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay the Seller $10,937,500 (RMB 70,000,000) in cash in three installments in 6 months upon the transfer of ownership of the system. As of December 31, 2011, $7,812,500 (RMB 50,000,000) was paid. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH will lease this set of 12,000 KW biomass power generation systems to the Seller at $286,000 (RMB 1,800,000) per month for a term of 11 years.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $11.88 million and $6.94 million for the year ended December 31, 2011, and $41.69 million and $2.54 million for 2010, respectively.

On September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares of our Common Stock directly owned by Sino Way Limited, and beneficially owned by Mr. Chong. were included in the previously discussed resale Form S-3 Registration Statement, filed by the Company with the SEC on February 22, 2012. The resale Form S-3 Registration Statement has not yet been declared effective by the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2011 and 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$31,289,864	100%	$75,605,538	100%
Sales of products	30,106,354	96%	74,280,703	98%
Contingent rental income	1,183,510	4%	1,324,835	2%
Cost of product sales	(23,013,807)	74%	(57,033,984)	75%

Gross profit	8,276,057	26%	18,571,554	25%
Interest income on sales-type lease	22,104,162	71%	15,136,643	20%
Total operating income	30,380,219	97%	33,708,197	45%
Total operating expenses	(4,738,266)	15%	(6,340,426)	9%
Income from operations	25,641,953	82%	27,367,771	36%
Total non-operating income (expenses), net	989,032	3%	(2,675,662)	(4)%
Income before income taxes	26,630,985	85%	24,692,109	32%
Income tax expense	4,232,945	14%	6,866,040	9%
Less: net income attributable to noncontrolling interest	948,161	3%	1,793,472	(2)%
Net income attributable to China Recycling Energy Corp	$21,449,879	68%	$16,032,597	21%

SALES. Total sales, including system sales and contingent rental income, for the year ended December 31, 2011 was $31.29 million while total sales for the comparable year of 2010 was $75.61 million, a decrease of $44.32 million as a result of decreases in system sales and in contingent rental income. Of the total sales, sales of systems for the year ended December 31, 2011 was $30.11 million, as compared to $74.28 million for the comparable year in 2010, a decrease of $44.17 million. In the year ended December 31, 2011, the company recorded: (1) the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements, (2) the completion and sale of the 12MW Shenqiu biomass power generation system and (3) $1.18 million from contingent rental income. In comparison, net sales of systems for the comparable year 2010 reflected (1) the completion and sale of the second 9MW capacity power station of Erdos Phase I project through sales-type lease in the first quarter of 2010; Phase I project included two 9MW units, the first 9MW capacity power station was completed and sold in December of 2009; (2) the completion of transformation and sale of Pucheng Biomass Power Generation System; (3) the completion of transformation and sale of Zhongbao Waste Heat Power Generation System; (4) the completion of transformation and sale of two 9MW capacity recycling wasted heat power generation systems of Erdos Phase II project through sales-type lease in the fourth quarter of 2010; Phase II project included three 9MW units; and (5) contingent rental income of $1.32 million from actual usage of the electricity in addition to the minimum lease payments from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project. For the sales-type lease, sales and cost of sales are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. Cost of sales for the year ended December 31, 2011 was $23.01 million while our cost of sales for 2010 was $57.03 million, a decrease of $34.02 million. The decrease was primarily attributable to the fact that the 3rd 9MW capacity power station for the Erdos Phase II project and the Shenqiu biomass power generation system were both completed and sold during the year ended December 31, 2011, compared to the year of 2010 when cost of sales consisted of the second 9MW capacity power station of Erdos Phase I project, the first and the third 9MW recycling waste heat power generation system of Erdos Phase II project, the Pucheng biomass power generation system and the Zhongbao WHPG System.

GROSS PROFIT. Gross profit was $8.28 million for 2011 compared to $18.57 million for 2010, a gross margin of 26% and 25% for 2011 and 2010, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for 2011 was $22.10 million, a $6.96 million increase from $15.14 million for 2010.  During 2011, interest income was derived from thirteen systems:  two TRT systems, two CHPG systems, one WGPG system, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. During 2010, interest income was generated from eight systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project, and the Pucheng biomass power generation system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $4.74 million for 2011 as compared to $6.34 million 2010, a decrease of $1.60 million or 25%. The decrease was mainly due to $1.46 million for stock option compensation during 2011, compared to $3.54 million for 2010, and partially offset by the proportional increases in our payroll, welfare, business trip and marketing expenses as a result of continuous expansion of our business.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For 2011, net non-operating income was $0.99 million as compared to net non-operating expense of ($2.68) million for 2010. The increase was mainly due to the Company recording a gain on settlement of debt of $8.25 million from issuance of the shares to a third party for equipment purchase, which is the difference between the amount that was payable to the third party and the fair value of the stock issued on November 22, 2011. However, in 2011, we also had $4.19 million interest expense on loans and $14.83 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $11.77 million from changes in fair value of conversion feature liability of the convertible note from China Cinda; while in 2010, the interest expense was $1.79 million arising from the beneficial conversion feature for the convertible note and $0.94 million from bank loan interest.

INCOME TAX EXPENSE. Income tax expense was $4.23 million for 2011, a decrease of $2.63 million from $6.87 million for 2010. The decrease was mainly due to decreased sales. Two projects were completed and sold in year 2011; however, five projects were completed and sold in 2010. The consolidated effective income tax rate for 2011 and 2010 was 15.8% and 27.8%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, and changing in fair value of conversion feature liability, and non-taxable income of gain from stock issued to a third party for equipment purchase, which total accounted for net of (10.1)% of pretax income for 2011 compared to 2.7% for 2010; non-tax deductible expenses were added back to taxable income and non-taxable income was deducted from taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for 2011 was $21.45 million compared to $16.03 million for 2010, an increase of $5.42 million. This increase in net income was mainly due to the decreased operating expense and income tax expense, and increased interest income from lease payments for energy saving systems compared with the year 2010.

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2011 and 2010

As of December 31, 2011, the Company had cash and cash equivalents of $14.95 million, other current assets were $31.42 million and current liabilities were $30.98 million.  Working capital was $15.39 million. The debt-to-equity ratio was 0.57:1 at December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2011and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(17,233,832)	$(14,302,489)
Investing Activities	1,888,938	(712,672)
Financing Activities	18,481,843	24,998,600

Net cash used in operating activities was $17.23 million during 2011, as compared to $14.30 million used in 2010. The increase in net cash outflow was mainly from increases in construction in progress, quick payment in accounts payable and accrued liabilities and other payables; however, those outflow was partially offset by the increased net income. In addition, the Erdos Phase II project commenced construction in 2010 and was completed in the first quarter of 2011 and the Shenqiu project commenced in June and was completed at the end of September of 2011, which resulted in cash inflow of $7.07 million and $3.46 million from construction in progress in 2011, respectively, but was offset by payments of $5.61 million for construction related to the Shannxi Datong Coal Group Power Generation Projects and the Erdos Phase III project; while in the comparable period of 2010, we had net cash outflow on construction progress of $10.33 million. The construction was considered an operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $7.46 million in 2011 compared with $4.78 million in 2010, an increase of $2.67 million.

Net cash provided by investing activities was $1.89 million in 2011, compared to $0.71 million used in 2010. The increase of net cash provided by investing activities was mainly due to the release of restricted cash of $1.90 million from the bank, which we previously deposited in the bank as collateral for the bank acceptances. In 2010, we deposited $0.63 million into our bank as restricted cash and purchased equipment for $0.08 million.

Net cash provided by financing activities was $18.48 million for 2011 compared to net cash provided by financing activities of $25.00 million for 2010. The cash inflow in the year ended December 31, 2011 included $7.58 million in proceeds from convertible notes from China Cinda, $24.77 million in proceeds from a bank loan, $6.03 million increase in long term payable and $1.51 million in advance from a related party, offset by repayment on convertible notes from China Cinda of $11.55 million, notes payable (bank acceptances) of $2.32 million and repayment of the bank loan of $7.07 million and $0.39 million prepaid loan fees. In comparison, for 2010, we had cash contributions of $0.91 million from noncontrolling interest, $15.44 million proceeds from bank loans, $7.53 million in proceeds from convertible notes from China Cinda, $0.43 million from stock issuance and $0.68 million advance from related parties.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price was to be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, which is the difference between the payable to Dong of $11.78 million and the fair value of $3,529,411 for 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date,. The 2,941,176 shares issued were determined by using the minimum stock price of $4 per share.

We believe we have sufficient cash to continue our current business through 2012 due to stable recurring receipts from sales-type leases in place. As of December 31, 2011, we have two TRT systems, two CHPG systems, one WGPG system (early redeemed by Shenmu through Repurchase Agreement dated December 31, 2011), five recycling waste heat power generating systems from the Erdos projects, two BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2012.

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

We do not believe inflation had a significant negative impact on our results of operations during 2011.

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

This note bore interest at 5% and matured on April 29, 2011. The principal amount of the note, together with any interest thereon, was convertible, at the option of the holders at any time on or after March 16, 2010 and prior to maturity, into shares of the Company’s common stock at an initial conversion price tied to the after-tax net profits of the Company for 2009.  The obligation of the Company under this note was ranked senior to all other debt of the Company. The note was secured by a security interest granted to the investors pursuant to a share pledge agreement.  This pledge was released during 2011 and is of no further force or effect.

In June 2011, the Investors converted the note into 4,334,192 shares of the Company’s common stock at a conversion price of $1.154 per share. The effective date of the conversion was April 29, 2011. The Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  The unamortized portion BCF of $745,547 was fully amortized as of the conversion date. During 2011, the Company amortized $1,368,988 BCF for the note.

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million to Carlyle Asia Growth Partners III, L.P. with a maturity date of April 29, 2012. The note holder has the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 16, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80. These conversion shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note.

Loan Payable – Collective Capital Trust Plan

On December 3, 2009, Beijing International Trust Co., Ltd. (the “Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (the “Plan”), pursuant to the Capital Trust Loan Agreement (the “Agreement”) entered into by Erdos TCH Energy Saving Development Co., Ltd and Beijing Trust dated November 19, 2009. Under the Plan, Beijing Trust raised $26.75 million (RMB 181,880,000) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan are loaned to Erdos TCH in connection with the construction and operation of Phases II and III of the Erdos Power Generation Projects. These projects, when completed, will recycle waste heat from Erdos Metallurgy’s metal refining plants to generate electric power and steam, which will then be sold back to Erdos Metallurgy.

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

Erdos TCH gave a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku, Chairman, CEO and a major shareholder of the Company, also gave unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos Metallurgy (the minority stockholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional $3.68 million (RMB 25,000,000) was raised by Beijing Trust to support the Company’s Erdos Power Generation Projects. Beijing Trust sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi’an TCH.

During December 2009, the Company sold 206,880,000 units for $30.30 million (RMB 206,880,000), of which 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units ($4.73 million) were purchased by Xi’an TCH; $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the Company’s consolidated financial statements.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised $13.69 million (RMB 93,120,000) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH.  The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units have been purchased by Xi’an TCH. With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all of its trust plan fundraising program, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units; the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.68 million (RMB 218,500,000) as of December 31, 2011.  Interest expense accrued on this trust loan was $5.1 million and $4.5 million at December 31, 2011 and 2010, respectively.

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

Bank Long Term Loan

Xi’an TCH entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,761,225 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.04%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,122 (RMB 3,000,000) each quarter. The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of December 31, 2011, $2,380,612 of the principal was repaid and $1,904,490 will be repaid within one year which was classified as current liability.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,761,225 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of December 31, 2011, the Company received $4,761,225 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,122 (RMB 3,000,000) each quarter. The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang.

Xi’an TCH entered a third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,631,973 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of December 31, 2011, the Company received $20,631,973 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.94%).  Under the Loan Agreement, Xi’an TCH is required to make quarterly interest payments, beginning nine months after the date of the release of the funds, and Xi’an TCH is required to make minimum quarterly principal payments of $1,587,075 (RMB 10,000,000) each quarter. For the first 9 months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems, and Mr. Guohua Ku.

Convertible note agreement with China Cinda

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (the “Cinda”).  Under the terms of the Note Agreement, the Company will issue to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of $7.8 million (RMB 50 million). Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda, entered into a Capital Trust Loan Agreement (the “Trust Loan Agreement”), in which Jingu will raise $15.5 million (100 million RMB) under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (the “Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of $15.5 million (RMB 100 million). All proceeds from the Notes and the Loans will be used to complete Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (the “Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

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

As collateral for the Notes, Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company, entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance. On December 30, 2010, the Company received proceeds of $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received proceeds of another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda agreed to terminate their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at eighteen percent (18%) per annum (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional five percent (5%) per annum and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of eighteen percent (18%) per annum and should be payable by the Company on June 20, 2012.

In connection with the Supplementary Agreement, the Company, Xi’an TCH, Mr. Ku, Cinda and Kent International Industrial (Shenzhen) Limited (“Kent International”), an affiliate of Cinda also entered into an Agreement on Oversea’s Financial Payment on December 9, 2011, pursuant to which Xi’an TCH will make the two RMB 25 million payments to Kent International before December 31, 2011 and November 30, 2012 respectively if the Company cannot acquire equivalent U.S. dollar currency to pay back the note to Cinda after its best efforts. If the Company is able to acquire U.S. dollar currency to repay the Cinda note within one year of their due dates under Supplementary Agreement, it shall wire the dollar payment to Cinda and Kent International shall return the equivalent RMB to Xi’an TCH at the exchange rate of the middle rate published by the People’s Bank of China on the date when Cinda receives such dollar payment. Shanghai TCH and Mr. Ku will provide joint liability guarantees to Kent International for payment obligations of the Company and Xi’an TCH.  Shanghai TCH and Mr. Ku also entered into Guarantee Agreements with Kent International, respectively.

On December 9, 2011, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of the Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement.

Under the terms of the Jingu Agreement, Xi’an TCH will repay the entire outstanding RMB 50 million loan principal amount plus interests at eighteen percent (18%) per annum and related fees to Jingu by December 16, 2011. Any default in payment by Xi’an TCH by such date, a penalty at the rate of twenty three percent (23%) per annum will be imposed on the unpaid amount.  Upon the execution of the Supplementary Agreement, Jingu Agreement and repayment of the Loan, Xi’an TCH’s obligations under the Trust Loan Agreement will be terminated and all the pledge and guarantee agreements ancillary to the Trust Loan Agreement shall be terminated and released.

Out of first tranche of $7.94 million (RMB 50 million), $3.97 million (RMB 25 million) and interest $1.11 million (RMB 7.14 million) were repaid to Cinda on December 30, 2011; second tranche of $7.94 million (RMB 50 million) and interest $1.00 million (RMB 6.45 million) were fully repaid to Jingu on December 16, 2011.

Financial Leasing

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.69 million (RMB 42.50 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for 5 years with an overall leasing fee of $8.11 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $669 (RMB 4,250) to acquire the ownership of the Assets. The quarterly minimum payment is $396,875 (RMB 2,577,109). For 2011, the Company made repayment of $820,852 to Cinda Financial. In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000), which was amortized over 5 years, and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial as of December 31, 2011. For 2011, $39,481 (RMB 255,000) was amortized. The unamortized portion was recorded as prepaid loan fees of $80,941 and $283,293 into current and non-current portions respectively.

Commitments

Erdos Phase III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $79 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system.

During the first quarter of 2010, the Erdos power generation system Phase I project was completed and put into operation.  During the fourth quarter of 2010 and first quarter of 2011, three 9MW power generation systems of Phase II were completed and put into operation. Erdos TCH outsourced to an independent third party the operation and maintenance of the power generation system for $995,000 (RMB 6.27 million) per year for each system.  After 20 years, the systems will be transferred to Erdos without any charge.

As of December 31, 2011, the Company paid approximately $19.77 million for Phase III of the Erdos TCH power generation system projects. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in May 2012. The Company currently expects to complete Phase III by the end of fiscal year 2012.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (the “Shannxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

As of December 31, 2011, the Company had paid $12.70 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.87 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The Company expects to resume the construction in April 2012 and complete one of the power stations by the end of 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation and Subsidiaries (the “Company” or “CREG”) as of December 31, 2011 and 2010 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California

March 12, 2012

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$14,949,253	$11,072,250
Restricted cash	317,415	2,151,690
Notes receivable	82,528	-
Accounts receivable	19,113,812	-
Current portion of investment in sales type leases, net	8,725,345	7,624,637
Interest receivable on sales type leases	2,423,184	554,930
Prepaid expenses	145,615	33,274
Other receivables	530,283	393,015
Prepaid loan fees - current	80,941	-

Total current assets	46,368,376	21,829,796

NON-CURRENT ASSETS
Prepaid interest	814,169	774,609
Prepaid loan fees - noncurrent	283,293	-
Investment in sales type leases, net	127,576,695	117,586,131
Long term deposit	387,559	-
Property and equipment, net	116,815	159,968
Construction in progress	32,466,242	25,377,983

Total non-current assets	161,644,773	143,898,691

TOTAL ASSETS	$208,013,149	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,907,854	$5,012,640
Notes payable - bank acceptances	634,830	2,868,921
Taxes payable	2,943,034	1,631,900
Interest payable on Trust loans	345,311	380,524
Accrued liabilities and other payables	1,279,558	2,874,058
Advance from related parties	2,981,977	1,365,877
Convertible notes - current	3,000,000	4,403,078
Accrued interest on convertible notes - current	168,000	191,828
Deferred tax liability - current	1,624,665	1,188,504
Bank loans payable - current	6,983,129	1,811,950
Trust loans payable - current	3,174,150	5,081,010
Convertible notes, net of discount	1,626,645	-
Conversion feature liability on convertible notes	1,127,401	-
Current portion of long term payable	1,183,516	-

Total current liabilities	30,980,070	26,810,290

NONCURRENT LIABILITIES
Shares to be issued	-	11,780,471
Deferred tax liability, net	6,388,537	6,429,139
Refundable deposit from customers	587,218	286,892
Long term payable	4,999,718	-
Convertible notes, net of discount	-	4,095,356
Conversion feature liability on convertible notes	-	6,438,035
Accrued interest on long term convertible notes	-	419,922
Bank loans payable	20,790,681	2,264,937
Trust loans payable	31,503,436	32,992,586

Total noncurrent liabilities	64,269,590	64,707,338

Total liabilities	95,249,660	91,517,628

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,474,350 and 39,198,982 shares issued and outstanding as of December 31, 2011 and 2010, respectively	46,475	39,200
Additional paid in capital	55,416,140	44,666,824
Statutory reserve	7,051,843	5,203,605
Accumulated other comprehensive income	11,284,190	6,083,840
Retained earnings	34,414,271	14,812,630

Total Company stockholders' equity	108,212,919	70,806,099

Noncontrolling interest	4,550,570	3,404,760

Total equity	112,763,489	74,210,859

TOTAL LIABILITIES AND EQUITY	$208,013,149	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010

Revenue
Sales of systems	$30,106,354	$74,280,703
Contingent rental income	1,183,510	1,324,835

Total revenue	31,289,864	75,605,538

Cost of sales
Cost of systems	23,013,807	57,033,984

Gross profit	8,276,057	18,571,554

Interest income on sales-type leases	22,104,162	15,136,643

Total operating income	30,380,219	33,708,197

Operating expenses
General and administrative	4,738,266	6,340,426

Income from operations	25,641,953	27,367,771

Non-operating income (expenses)
Interest income	110,843	52,582
Interest expense	(19,271,974)	(2,728,685)
Changes in fair value of conversion feature liability	11,772,065	-
Gain on settlement of debt	8,251,060	-
Other income (expenses)	133,347	441
Financial expense	(6,309)	-

Total non-operating income (expenses), net	989,032	(2,675,662)

Income before income tax	26,630,985	24,692,109
Income tax expense	4,232,945	6,866,040

Income before noncontrolling interest	22,398,040	17,826,069
Less: Income attributable to noncontrolling interest	948,161	1,793,472

Net income attributable to China Recycling Energy Corp	21,449,879	16,032,597

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	5,200,350	2,374,350
Foreign currency translation gain attributable to noncontrolling interest	197,649	86,772

Comprehensive income attributable to China Recycling Energy Corp	$26,650,229	$18,406,947

Comprehensive income attributable to noncontrolling interest	$1,145,810	$1,880,244

Basic weighted average shares outstanding	42,454,304	38,837,656
Diluted weighted average shares outstanding *	56,055,390	49,798,102

Basic earnings per share	$0.51	$0.41
Diluted earnings per share *	$0.39	$0.33

*    Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated retained earning	Total	Noncontrolling interest

Balance at January 1, 2010	38,778,035	$38,779	$38,319,163	$2,497,724	$3,709,490	$1,485,914	$46,051,070	$616,237

Capital contribution	-	-	41	-	-	-	41	-

Shares issued for services	350,000	350	1,032,150	-	-	-	1,032,500	-

Warrants exercised	70,947	71	(71)	-	-	-	-	-

Compensation related to stock options and warrants	-	-	2,940,985	-	-	-	2,940,985	-

Cash contribution from noncontrolling interest	-	-	-	-	-	-	-	908,279

Unamortized beneficial conversion feature	-	-	2,374,556	-	-	-	2,374,556	-

Net income for year	-	-	-	-	-	16,032,597	16,032,597	1,793,472

Transfer to statutory reserves	-	-	-	2,705,881	-	(2,705,881)	-	-

Foreign currency translation gain	-	-	-	-	2,374,350	-	2,374,350	86,772

Balance at December 31, 2010	39,198,982	39,200	44,666,824	5,203,605	6,083,840	14,812,630	70,806,099	3,404,760

Shares issued to settle debt	2,941,176	2,941	3,526,470	-	-	-	3,529,411	-

Conversion of convertible note	4,334,192	4,334	5,767,733	-	-	-	5,772,067	-

Compensation related to stock options and warrants	-	-	1,455,113	-	-	-	1,455,113	-

Net income for year	-	-	-	-	-	21,449,879	21,449,879	948,161

Transfer to statutory reserves	-	-	-	1,848,238	-	(1,848,238)	-	-

Foreign currency translation gain	-	-	-	-	5,200,350	-	5,200,350	197,649

Balance at December 31, 2011	46,474,350	$46,475	$55,416,140	$7,051,843	$11,284,190	$34,414,271	$108,212,919	$4,550,570

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$22,398,040	$17,826,069
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(30,106,354)	(74,280,703)
Depreciation and amortization	57,767	23,631
Amortization of prepaid loan fees	39,481	-
Gain on settlement of debt	(8,251,090)	-
Cost of equipment purchased by stock	-	11,817,712
Amortization of discount related to conversion feature of convertible note	12,116,481	1,789,558
Interest expense from changes in fair value of conversion feature liability	(11,772,065)	-
Stock compensation expense	-	602,000
Stock options and warrants expenses	1,455,113	2,940,985
Changes in deferred tax	6,352	4,516,906
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,794,931)	(101,476)
Collection of principal on sales type leases	7,457,187	4,784,949
Prepaid expenses	(107,937)	(341,043)
Account receivables	(579,047)	-
Other receivables	(114,331)	1,153,682
Construction in progress	(5,650,550)	10,333,466
Long term deposit	(378,084)	-
Increase (decrease) in current liabilities:
Accounts payable	(1,327,523)	2,622,021
Taxes payable	1,197,773	908,894
Interest payable	(53,311)	372,272
Refundable deposit from customers	572,862	-
Accrued liabilities and other payables	(1,967,836)	481,783
Accrued interest on convertible notes	(431,829)	246,805

Net cash used in operating activities	(17,233,832)	(14,302,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash change	1,896,637	(630,697)
Acquisition of property & equipment	(7,699)	(81,975)

Net cash provided by (used in) investing activities	1,888,938	(712,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	430,500
Issuance of convertible notes	7,583,801	7,533,391
Repayment of convertible notes	(11,551,457)	-
Cash contribution from noncontrolling interest	-	908,279
Notes receivable - bank acceptances	(80,510)
Notes payable - bank acceptances	(2,322,413)	-
Proceeds from loans	24,772,404	15,444,272
Repayment of loans	(7,067,876)	-
Long term payable	6,032,071	-
Prepaid loan fees	(394,810)
Advance from related parties	1,510,633	682,158

Net cash provided by financing activities	18,481,843	24,998,600

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	740,054	(23,132)

NET INCREASE IN CASH & EQUIVALENTS	3,877,003	9,960,307
CASH & EQUIVALENTS, BEGINNING OF YEAR	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF YEAR	$14,949,253	$11,072,250

Supplemental Cash flow data:
Income tax paid	$3,471,124	$1,745,643
Interest paid	$9,373,650	$4,758,991

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation to Nevada. The Company, through its subsidiaries, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”) and Huahong New Energy Technology Co, Ltd, provides energy saving solution and services, including selling and leasing energy saving systems and equipment to our customers.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation” from “China Digital Wireless, Inc.”

On February 1, 2007, the Company’s subsidiary, Shanghai TCH, conditionally entered into two top gas recovery turbine systems (the “TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (the “Yingfeng”). TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") which was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the"Zhangzhi"). This TRT Project was initiated by a contract to design and construct the TRT System (the “Project Contract”) which Yingfeng and Zhangzhi entered in 2006. This project was completed and put into operation in February 2007.

Under another Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued another TRT project to design, construct, install and operate a TRT Project for Xingtai Iron and Steel Company, Ltd. (the “Xingtai”). This project was completed and put into operation in August 2007.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat powered generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the CHPG in Tong Chuan was completed for $6,191,000 (RMB 43,000,000) and put into operation.  On June 29, 2009, construction of the CHPG in Jin Yang was completed for $7,318,000 (RMB 50,000,000) and put into operation.

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at approximately $78 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2011, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment of over $79 million (RMB 500 million).  The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) to change the Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and to move the fourth 9MW waste heat generation system into Phase III of the project; as a result of entering into this supplementary agreement, the construction costs decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation.

On September 30, 2009, Xi’an TCH delivered three 6MW capacity Waste Gas Power Generation (“WGPG”) power generating systems to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) the “Cooperative Agreement”) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The terms of these contracts are for 10 years, and they state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project (the “Repurchase Agreement”) with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18MW capacity power generating systems (the “Systems”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within 3 working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Repurchase Price”). Shenmu shall pay the first 30% of the Repurchase Price within 5 working days of the Repurchase Agreement date, the second 30% of Repurchase Price within 90 days of the Repurchase Agreement date and the remaining 40% of the Repurchase Price within 180 days of the date of Repurchase Agreement date. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price has been paid. The Cooperative Contract will be terminated upon Shenmu’s payment of the entire Repurchase Price. In January 2012, the Company received $3.08 million (RMB 19.44 million) outstanding energy saving service fees and $5.71 million (RMB 36 million) of the first 30% of repurchase price from Shenmu.

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  As of December 31, 2011, the Company had paid the cash portion in full and issued 2,941,176 shares of common stock, which represented payment in full of the RMB 80,000,000, in connection with this transaction. In connection with this transaction, the Company, as of December 31, 2011, recorded a gain on settlement of the debt in the amount of $8.3 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was approximately $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of December 31, 2011.

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

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (the “ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12,000 KW biomass power generation systems from the Seller after Xi’an TCH completes the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay to the Seller $10,937,500 (RMB 70,000,000) in cash in three installments in 6 months upon the transfer of ownership of the system. As of December 31, 2011, $7,812,500 (RMB 50,000,000) was paid by Xi’an TCH to the Seller. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH will lease this set of 12,000 KW biomass power generation systems to the Seller at approximately $281,250 (RMB 1,800,000) per month for a term of 11 years. Seller provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative. The ownership of this system will be transferred to Shenqiu with no cost at the end of the lease term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2011 and 2010, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of the lease term.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease which results in interest income and reduction of receivables. Revenue is recognized net of Sales Tax.

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

Accounts Receivable

As of December 31, 2011, the Company had accounts receivable of $19.04 million arising, in part, from the transfer of a set of 18MW capacity power generating systems to Shenmu by Xi’an TCH for $18.75 million (RMB 120 million) (the “Repurchase Price”). Shenmu shall pay the first 30% of the Repurchase Price within 5 working days of the Repurchase Agreement date, the second 30% of Repurchase Price within 90 days of the Repurchase Agreement date and the remaining 40% of the Repurchase Price within 180 days of the Repurchase Agreement date. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price has been paid. In January 2012, the Company received $5.71 million (RMB 36 million), the first 30% of repurchase price from Shenmu.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2011 and 2010.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing, and rental expenses for two pieces of power generation equipment for the operating lease.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2011 and 2010, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash from financing activities exclude: (i) our issuance of 2,941,176 shares of our common stock in connection with our payment in full of RMB 80 million for the Pucheng project; and (ii) the conversion of a $5,000,000 note by Carlyle into 4,334,192 shares of the Company’s common stock at $1.154 per share.

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

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table presents a reconciliation of basic and diluted earnings per share for years ended December 31, 2011 and 2010:

	2011	2010
Net income for common shares	$21,730,138	$16,032,597
Interest accrued on convertible notes*	168,000	496,805
Net income for diluted shares	$21,898,138	$16,529,402

Weighted average shares outstanding – basic	42,454,304	38,837,656
Effect of dilutive securities:
Convertible notes	11,976,692	8,566,840
Options granted	1,612,614	2,282,674

Warrants granted	11,780	110,933

Weighted average shares outstanding – diluted	56,055,390	49,798,103
Earnings (loss) per share – basic	$0.51	$0.41
Earnings (loss) per share – diluted	$0.39	$0.33

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified rental deposits of $286,892 from accrued liabilities to non-current liabilities and interest payable of $11,922 from current convertible notes to accrued interest on long term convertible notes for the year ended December 31, 2011.

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

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of five and thirteen years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for five years, BMPG systems to Pucheng for fifteen years, BMPG systems to Shenqiu for eleven years, and a power and steam generating system from waste heat from metal refining to Erdos for twenty years. The components of the net investment in sales-type leases as of December 31, 2011 and 2010 are as follows:

	2011	2010
Total future minimum lease payments receivable	$400,972,427	$379,641,671
Less: executory cost	(106,560,187)	(99,866,170)
Less: unearned interest income	(158,110,200)	(154,564,733)
Net investment in sales - type leases	136,302,040	125,210,768
Current portion	8,725,345	7,624,637
Noncurrent portion	$127,576,695	$117,586,131

As of December 31, 2011, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2012	$37,140,831
2013	33,910,375
2014	27,905,951
2015	25,528,105
2016	25,528,105
Thereafter	250,959,059
Total	$400,972,426

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of December 31, 2011 and 2010 was $317,415 and $2,151,690, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months. As of December 31, 2011 and 2010, the Company had bank acceptances of $634,830 and $2,868,921, respectively.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

“Construction in progress” is the amount paid for constructing power generation systems.  At December 31, 2011, the Company had paid approximately $19.77 million for Phase III of the Erdos TCH power generation system projects, and $12.70 million for Shannxi Datong Coal Group Power Generation project (See Note 19). The Company was committed to pay an additional $8.78 million for Phase III projects excluding quality deposits of $120,000 in 2011, and $15.87 million for Shannxi Datong Coal Group Power Generation project.

7. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Income	$2,205,337	$1,237,823
Business	305,141	347,654
VAT arising from transfer WGPG to Shenmu	380,898	-
Other	51,658	46,423
	$2,943,034	$1,631,900

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Employee training, labor union expenditure and social insurance payable	$305,800	$245,019
Consulting, auditing, and legal expenses	114,857	541,638
Payable to Yingfeng	-	1,730,451
Accrued payroll and welfare	284,011	259,120
Accrued system maintenance expense	76,107	72,409
Other	173,909	25,421
Total	$954,684	$2,874,058

Payable to Yingfeng is the cost of obtaining the ownership of two TRT projects (Zhangzhi and Xingtai) that were previously owned by Yingfeng. As of December 31, 2011, the Company made full payment to Yingfeng.

9.  RELATED PARTY TRANSACTIONS

As of December 31, 2011, advances from related parties totaled $2,981,977, including $2,941,043 from Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as an advance for the capital needs of Erdos TCH, and $40,934 advance from the Company’s management, respectively, which bore no interest, payable on demand. As of December 31, 2010, advances from related parties totaled $1,365,877, including $1,328,763 from Erdos (the minority shareholder of Erdos TCH) as an advance for the capital needs of Erdos TCH and a $37,114 payment by the Company’s management for paying certain operating expenses on behalf of the Company.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $11.88 million and $6.94 million for the year ended December 31, 2011, and $41.69 million and $2.54 million for the year ended December 31, 2010, respectively.

On September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares of our Common Stock directly owned by Sino Way Limited, and beneficially owned by Mr. Chong. were included in the previously discussed resale Form S-3 Registration Statement, filed by the Company with the SEC on February 22, 2012. The resale Form S-3 Registration Statement has not yet been declared effective by the SEC.

10. NONCONTROLLING INTEREST

“Non-controlling interest” was a 7% equity interest of Erdos TCH owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

As of December 31, 2011, the total registered capital of Erdos TCH is $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the years ended December 31, 2011 and 2010 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2011	2010
Net Revenue	$13,664,259	$4,735,846
Cost of Revenue	(7,818,027)	(2,682,829)
Gross Profit	5,846,232	2,053,017
Operating expenses	29,990	20,014
Income from operations	5,816,242	2,033,003
Non-operating income	10,473	8,961
Income tax expense	(1,456,679)	(510,491)
Net Income	$4,370,036	$1,531,473

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

	2011	2010
Net income per Chinese GAAP	$4,370,036	$1,531,473
Adjustments under US GAAP:
Revenue per sales-type lease	(1,788,667)	36,952,170
Cost of revenue	(1,044,251)	(29,299,172)
Operating income	-	2,133
Income from operation	1,537,118	9,186,604
Interest income	3,331,647	2,260,621
Income before income tax	4,868,765	11,447,225
Deferred income tax expense	(127,958)	(2,479,864)
Net income per US GAAP	$4,740,807	$8,967,361

The following is an unaudited balance sheet of Erdos TCH, prepared under Chinese GAAP as of December 31, 2011 and 2010:

	2011	2010
Assets
Cash and equivalents	$78,243	$2,250,638
Other current assets	-	45,380
Property and equipment	49,069,745	40,317,773
Construction in process	23,481,662	25,635,027
Total Assets	$72,629,650	$68,428,818
Liabilities
Accounts payable	$442,080	$1,528,757
Other current liabilities	5,009,894	1,745,863
Long term loan	42,017,808	45,298,745
Total liabilities	47,469,782	48,573,365
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	153,147
Other comprehensive income	1,714,014	579,578
Retained earnings	5,302,182	1,369,150
Total stockholders’ equity	25,159,868	19,675,453
Total liabilities and stockholders’ equity	$72,629,650	$68,248,818

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

As of December 31, 2011 and 2010, deferred tax liability consisted of the following:

	2011	2010
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$33,146	$23,161

Deferred tax asset — noncurrent (depreciation of fixed assets)	25,527,126	22,571,649
Deferred tax liability — noncurrent (net investment in sales-type leases)	(31,948,809)	(29,023,949)
Deferred tax liability, net of deferred tax asset – noncurrent	$6,388,537)	$(6,429,139)

Deferred tax liability — current (net investment in sales-type leases)	$(1,624,665)	$(1,188,504)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2011 and 2010 are 24% and 22%, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2011 and 2010 is 25%.  Pingshan Shengda’s effective income tax rate for 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the year ended December 31, 2011, would have been increased by $1,725,123 and earnings per share would have been reduced by $0.04.

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of December 31, 2011, had net operating loss carry forwards for income taxes of $108,000, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $23.6 million and $23.3 million for the years ended December 31, 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2011, $62.6 million of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $11.7 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(8.0)%	(11.6)%
Effective tax holiday	(6.5)%	(8.2)%
Non tax-deductible expense	(10.1)%	2.7%
Effect of tax rate change on deferred tax items	-%	3.4%
Other	0.1%	-%
Valuation allowance on US NOL	6.3%	7.5%
Tax per financial statements	15.8%	27.8%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note, changes in fair value of conversion feature liability, and non-taxable income on gains from stock issued to a third party for settlement of debt on equipment purchase.

The provision for income tax expenses for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$4,226,593	$2,349,135
Income tax expense - deferred	6,352	4,516,905
Total income tax expenses	$4,232,945	$6,866,040

13. MAJOR CUSTOMERS

Two customers accounted for 37% and 35% of sales during the year ended December 31, 2011. Three customers accounted for 45%, 26% and 12% of sales during the year ended December 31, 2010.

14. LOANS PAYABLE

Collective Capital Trust Plan

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. (“Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (“Plan”) pursuant to the Capital Trust Loan Agreement (the “Agreement”) entered into by Erdos TCH Energy Saving Development Co., Ltd and Beijing Trust dated November 19, 2009. Under the Plan, Beijing Trust raised $26.75 million (RMB 181,880,000) through sale of 181,880,000 trust units at RMB 1 per unit. All amounts raised under the Plan were loaned to Erdos TCH in connection with its waste heat power generation projects Phase II and Phase III construction and operation.

The Plan included 145,500,000 category A preferred trust units ($21.4 million), consisting of category A1 preferred trust 12,450,000 units ($1.8 million), category A2 preferred trust 15,000,000 units ($2.2 million), and category A3 preferred trust 118,050,000 units ($17.4 million); and 36,380,000 category B secondary trust units ($5.35 million), consisting of category B1 secondary trust 9,100,000 units ($1.34 million) and category B2 secondary trust 27,280,000 units ($4.01 million). The B1 units were purchased by members of management of Erdos TCH, and the B2 units were purchased by Xi’an TCH. Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years.

Erdos TCH provided a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku, our CEO, the Chairman of our Board of Directors and a major shareholder, provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

On December 18, 2009, an additional $3.68 million (RMB 25,000,000) was raised by Beijing Trust to support the Company’s Erdos Power Generation Projects. Beijing Trust sold 25,000,000 trust units at RMB 1 per unit which included 20,000,000 category A1 preferred trust units ($2.94 million) and 5,000,000 category B2 secondary trust units ($ 0.74 million). The B2 units were purchased by Xi’an TCH.

During December 2009, the Company sold 206,880,000 units for $30.30 million (RMB 206,880,000), of which 9,100,000 units ($1.33 million) were purchased by the management of Erdos TCH; 32,280,000 units ($4.73 million) were purchased by Xi’an TCH; $4.73 million was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the Company’s consolidated financial statements.

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion raised $13.69 million (RMB 93,120,000) through the sale of 93,120,000 trust units at RMB 1 per unit.  All amounts raised under the second xxpansion were loaned to Erdos TCH.  The second expansion included 2,800,000 category A1 preferred trust units ($0.4 million), 5,000,000 category A2 preferred trust units ($0.7 million), 66,700,000 category A3 preferred trust units ($9.8 million), 4,650,000 category B1 preferred trust units ($0.7 million), and 13,970,000 category B2 secondary trust units ($2.1 million).  The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH.

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all its trust plan fundraising, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.68 million (RMB 218,500,000) as of December 31, 2011.  Interest expense on this trust loan was $5.1 million and $4.5 million at December 31, 2011 and 2010, respectively.

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB $4,761,225 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.04%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of RMB $476,122 (RMB 3,000,000) each quarter. The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of December 31, 2011, $2,380,612 of the principal was repaid and $1,904,490 will be repaid within one year which was classified as current liability.

The loan has the following covenants: (i) maintain the current assets and net assets not less than $78 million (RMB 500 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 2.5. The borrower was Xi’an TCH. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan RMB $4,761,225 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of December 31, 2011, the Company received $4,761,225 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,122 (RMB 3,000,000) each quarter. The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang.

The loan was originally pledged with the system and revenue of the project ZhongBao. In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011.

The loan has the following covenants: (i) maintain the current assets and net assets not less than $78 million (RMB 500 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. The borrower was Xi’an TCH. In the first quarter of 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,631,973 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of December 31, 2011, the Company received $20,631,973 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,587,075 (RMB 10,000,000) each quarter. For the first 9 months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku.

As of December 31, 2011, the future minimum repayment of all the bank loans to be made by years is as follows:

2012	$6,983,129
2013	8,728,912
2014	7,300,544
2015	4,761,225
Total	$27,773,810

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.69 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for 5 years for $8.11 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (approximately 7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $669 (RMB 4,250) to acquire the ownership of the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $396,875 (RMB 2,577,109).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000) and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial as of December 31, 2011. The prepaid leasing service fee was amortized over 5 years. For the year ended December 31, 2011, $39,481 (RMB 255,000) was amortized. The unamortized portion was recorded as prepaid loan fees of $80,941 and $283,293 into current and non-current portions respectively.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is a financing and will be recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. For the year ended December 31, 2011, the Company made repayment of $823,392 to Cinda Financial.

As of December 31, 2011, the future minimum payment to be made by years is as follows:

2012	$1,647,383
2013	1,647,383
2014	1,647,383
2015	1,647,383
2016	823,689
Total	$7,413,221
Unamortized interest	(1,229,987)
Total long term payable	6,183,234
Current portion	(1,183,516)
Non current portion	$4,999,718

15. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

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

As collateral for the First Note, Mr. Ku, our CEO and the Chairman of our Board of Directors, pledged 9,653,471 shares of the Company’s common stock held by him to secure the First Note. This pledge was released during the first quarter ended March 31, 2011 and is of no further force or effect.

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

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission and Subscription Closing, the Company repaid the First Note to the Investors in full, and as partial repayment sold and issued 4,065,040 shares of Common Stock to the Investors at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion was expensed.

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

On April 29, 2009, CREG and the Investors amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the Purchase Agreement on April 28, 2008. Accordingly, the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the aggregate outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a beneficial conversion feature starting from January 1, 2010 because the conversion price for this note was $1.154 as of April 29, 2011. Accordingly, the beneficial conversion feature of $3.15 million was recorded separately as unamortized beneficial conversion feature based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized beneficial conversion feature.

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

In June 2011, Carlyle converted the Second Note into 4,334,192 shares of the Company’s common stock at $1.154 per share. The effective date of the conversion was April 29, 2011. As of December 31, 2011, the interest accrued on the second note was fully paid. The Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  A BCF of $745,547 was fully amortized as of the conversion date. During the year ended December 31, 2011, the Company amortized $1,368,988 BCF for the note.

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

Under the Note Agreement the Notes shall be issued before August 18, 2011.  The Notes have a three year maturity date from the date of the issuance of the first tranche.  The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the People’s Bank of China (the “PBOC”) for the second business day prior to each issuance.  Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus two percent (2%).  If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount.

The Loans have the following covenants: (i) maintain at all time a fixed charge coverage ratio of not less than 2:1; (ii) obtain consent from the lender prior to pay or declare any cash dividends or distributions on outstanding common stock; and (iii) maintain at all times a consolidated leverage ratio of not less than 65%. Pursuant to the terms and conditions of the Trust Loan Agreement, the Company is required to comply with these covenants annually on its consolidated financial statements audited under US GAAP. The Company met all of the covenants.

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

As collateral for the Notes, Mr. Ku, our CEO, Chairman of our Board of Directors, and a major shareholder of the Company, entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note.  The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance.

As of December 31, 2011, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. As of January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 from unamortized discount due to beneficial conversion feature including the fully expensed unamortized portion as a result of repayment of the loans.

For the first RMB 50,000,000 of the Note, RMB 25,000,000 has been repaid. The Company recorded the derivative liability of $1.12 million for the remaining half conversion option at December 31, 2011, based on the Black-Scholes model by using the following assumptions: estimated life of three years, volatility of 153%, risk free interest rate of 0.36%, and dividend yield of 0%.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated August 18, 2010.

Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at eighteen percent (18%) per annum (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional five percent (5%) per annum and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of eighteen percent (18%) per annum and should be payable by the Company on June 20, 2012.

On December 9, 2011, Mr. Ku executed a Certificate for additional collateral to pledge an additional 1.5 million shares of the common stock of the Company that he owns as collateral to Cinda to secure the unpaid note.

In addition, on December 9, 2011, Xi’an TCH and Jingu, an affiliate of Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement which was dated August 18, 2010.

Under the terms of the Jingu Agreement, Xi’an TCH will repay the entire outstanding RMB 50 million loan principal amount plus interest at 18% and related fees (the “Loan”) to Jingu by December 16, 2011. If there is a default in payment by Xi’an TCH by such date, a penalty at the rate of 23% will be imposed on the unpaid amount.  Upon the execution of the Supplementary Agreement, Jingu Agreement and repayment of the Loan, Xi’an TCH’s obligations under the Trust Loan Agreement will be terminated and all the pledge and guarantee agreements ancillary to the Trust Loan Agreement shall be terminated and released.

In connection with the Supplementary Agreement, the Company, Xi’an TCH, Mr. Ku, Cinda and Kent International Industrial (Shenzhen) Limited (“Kent International”), an affiliate of Cinda also entered into an Agreement on Oversea’s Financial Payment on December 9, 2011, pursuant to which Xi’an TCH will make the two RMB 25 million payments to Kent International before December 31, 2011 and November 30, 2012 respectively if the Company cannot acquire the equivalent U.S. dollar currency to pay back the note to Cinda after its best efforts. If the Company is able to acquire U.S. dollar currency to repay the Cinda note within one year of their due dates under Supplementary Agreement, it shall wire the dollar payment to Cinda and Kent International shall return the equivalent RMB to Xi’an TCH at the exchange rate of the middle rate published by the PBOC on the date when Cinda receives such dollar payment. Shanghai TCH and Mr. Ku will provide joint liability guarantees to Kent International for payment obligations of the Company and Xi’an TCH.  Shanghai TCH and Mr. Ku also entered into Guarantee Agreements with Kent International.

Out of the first tranche of $7.94 million (RMB 50 million), $3.97 million (RMB 25 million) and interest $1.13 million (RMB 7.14 million) were repaid to Cinda on December 30, 2011; second tranche of $7.94 million (RMB 50 million) and interest of $1.00 million (RMB 6.45 million) was repaid to Jingu on December 16, 2011.

16. STOCK-BASED COMPENSATION PLAN

Options to Employees

On November 13, 2007, the Company approved the 2007 Non-Statutory Stock Option Plan, which was later amended and restated in August 2008 (the “2007 Plan”), and granted 3,000,000 options to acquire the Company’s common stock at $1.23 per share to twenty (20) managerial and non-managerial employees under the 2007 Plan.

On April 23, 2010, the Company amended the 2007 Non-Statutory Stock Option Plan to increase the number of shares available for issuance under the plan from 3.2 million to 5 million.

The vesting terms of options granted under the 2007 Plan are subject to the Non-Statutory Stock Option Agreements for managerial and non-managerial employees. For managerial employees, 15% of the total stock options shall vest and become exercisable on the six month anniversary of the grant date. An additional 15% and 50% of the total stock options shall vest and become exercisable on the first and second year anniversary of the grant date, respectively. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. For non-managerial employees, 30% of the total stock options shall vest and become exercisable on the first year anniversary of the grant date. An additional 50% of the total stock options shall vest and become exercisable on the second year anniversary of the grant date. The remaining 20% of the total stock options shall vest and become exercisable on the third year anniversary of the grant date. Each stock option shall become vested and exercisable over a period of no longer than five years from the grant date.

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option granted to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over three years and have a life of 5 years. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

Effective June 25, 2008, the Company and each of the option holders agreed to cancel all vested options and accepted the option holders’ forfeiture of any unvested shares underlying such options.

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

On April 23, 2010, the Company amended and restated the 2007 Plan, which increases the aggregate number of shares of common stock authorized for issuance under 2007 Plan by 2,200,000 shares, from 3,000,000 shares to 5,200,000 shares, effective from January 1, 2010. The Amended and Restated 2007 Plan was approved by the Company’s stockholders meeting on June 4, 2010.

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to thirty six (36) managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan, which increased the number of shares available under the plan from 3 million to 5.2 million.

According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets its minimum revenue and earnings goals in the Company’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010;  and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2012 which is set out and decided by the Compensation Committee, such vesting is to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2012.  The Option may only be exercised to the extent that the Option has become vested and exercisable. The management used its estimates for determining the probability of achieving each year’s financial goals; these goals were 100%, 50% and 50% for 2010, 2011 and 2012, respectively.

As of December 31, 2011, the Company believes it did not meet the financial goal of 2011; accordingly, the second tranche (one third of the total number of 2,200,000 options) was forfeited.

The options have a life of 5 years. The fair value of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options was deemed independent of the others; therefore, the fair value of each tranche of the options will be fully expensed within each year.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	3,000,000	0.95	3.71
Exercisable at January 1, 2010	813,000	0.80	3.59
Granted	2,200,000	3.05	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	5,200,000	1.84	3.52
Exercisable at December 31, 2010	2,255,000	$0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,333	3.05	3.61
Outstanding at December 31, 2011	4,466,667	1.64	2.34
Exercisable at December 31, 2011	3,675,333	$1.35	2.07

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board on August 4, 2008.

The Company recorded $1,411,138 and $2,224,691 compensation expense for stock options to employees during the year ended December 31, 2011 and 2010, respectively.  There were no options exercised during the year ended December 31, 2011.

Options that were vested and exercisable at December 31, 2011 were 3,675,333 shares, weighted average exercise price of $1.35, no intrinsic value, and weighted-average remaining contractual term of 2.07 years. Options that were expected to vest at December 31, 2011 were 791,334 shares, weighted average exercise price of $3.00, no intrinsic value, and weighted-average remaining contractual term of 3.56 years. The fair value of non-vested stock options was $0.60 million at December 31, 2011.

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

On October 7, 2010, our Board of Directors approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with Cinda on August 18, 2010 as described in Note 15 above. At the same time, our Board of Directors appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board of Directors to fill the vacancies on our Board of Directors until their successors have been duly elected and qualified. Mr. Shi is also appointed as a member of the Compensation Committee of our Board of Directors. In connection with the appointment, our Board of Directors has authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The fair value of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date fair value of options was $83,000.

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	130,000	1.85	4.83
Exercisable at January 1, 2010	-	-	-
Granted	80,000	3.83	5.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2010	210,000	2.60	4.05
Exercisable at December 31, 2010	170,000	$2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	210,000	2.60	3.05
Exercisable at December 31, 2011	210,000	$2.60	3.05

The Company recorded $43,975 and $302,969 compensation expense for stock options to independent directors during the years ended December 31, 2011 and 2010, respectively.  No options were exercised during the year ended December 31, 2011.

Options that were vested and exercisable at December 31, 2011 were 210,000 shares, weighted average exercise price of $2.60, no intrinsic value, and weighted-average remaining contractual term of 3.05 years.

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

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2010	200,000	1.50	4.75
Exercisable at January 1, 2010	-	-	-
Granted	-	-	-
Exercised	150,000	1.50	-
Forfeited	-	-	-
Outstanding at December 31, 2010	50,000	1.50	3.75
Exercisable at December 31, 2010	50,000	$1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	50,000	1.50	2.75
Exercisable at December 31, 2011	50,000	$1.50	2.75

The Company recorded $0 and $413,325 compensation expense for warrants to the IR firms during the years ended December 31, 2011 and 2010, respectively.  There were no warrants exercised during the year ended December 31, 2011, there were 150,000 warrants exercised through cashless exercise during 2010.

Warrants that were vested and exercisable at December 31, 2011 were 50,000 shares, weighted average exercise price of $1.50, no aggregate intrinsic value, and weighted-average remaining contractual term of 2.75 years.

17. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Xueyi Dong (“Dong”), a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred a set of biomass systems (the “Biomass Systems”) to Xi’an TCH, and Xi’an TCH agreed to pay Dong approximately $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. As of December 31, 2011, the Company paid the consideration (inclusing the cash portion) in full. On November 22, 2011, our Board of Directors approved the approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.

As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, which is the difference between the amount payable to Dong of $11.78 million and the fair value of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date.

ARC Settlement

The Company and investment relationship company ARC China, Inc. (“ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company will issue to ARC up to 520,000 shares of the Company's Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at  $1.23 per share. ARC has agreed to provide consulting and investor relations services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relations services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC in a Nevada federal court on November 10, 2010. The conditions for the issuance of the additional 170,000 shares were not met; consequently, 150,000 of those shares, which had been issued and delivered to an escrow agent, were returned to the Company and cancelled on March 29, 2011.

18. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company’s Chinese subsidiaries are now only required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not intend to do so.

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

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of December 31, 2011, Xi’an TCH had outstanding notes receivable RMB 520,000 ($82,528), and transferred commercial notes to vendors in lieu of payment for RMB380,000 ($60,309); if the original remitters’ fail to pay the notes, Xi’an TCH will be responsible for making the payment, there was contingent liability of RMB 380,000 ($60,309).

20. COMMITMENTS

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that will expire on March 4, 2012. The monthly rental payment is $16,360. For the years ended December 31, 2011 and 2010, the rental expense was $209,000 and $164,000, respectively. As of December 31, 2011, the Company renewed the lease for one more year with the monthly payment increased by 8%.

ShangHai TCH entered into a one year renewable rental agreement to lease a virtual office effective, April 1, 2011. The monthly payment is $260. For the year ended December 31, 2011, the rental expense was $2,340. The lease will be automatically renewed when it is expired.

Future minimum rental payments required under operating leases as of December 31, 2011 are as follows by years:

2012	$226,000
2013	38,000
$264,800

Erdos Phase III of Power Generation Projects

In April 2009, Erdos TCH signed a contract with Erdos Metallurgy to recycle heat from groups of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, to be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may grow up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $75 million (RMB 500 million). The Company split the construction of the projects into three phases, two units of power generation in Phase I with a total of 18MW power capacity, three units in Phase II with a total of 27MW power capacity and one unit in Phase III with 25MW power capacity.  For each phase of the project, the lease term is 20 years starting from the date of completion of the phase.  During the lease term, Erdos TCH will be responsible for operating the projects and charge Erdos Metallurgy for supply of electricity and steam.  Erdos Metallurgy agreed to pay a minimum of $0.22 million (RMB 1.5 million) per month for each 9MW capacity power generation system.

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

As of December 31, 2011, the projects of Erdos Phase III are under construction. As of December 31, 2011, the Company paid $19.77 million for Phase III of the Erdos TCH power generation system projects. The Company is committed to pay an additional $8.78 million for the Phase III projects, excluding quality deposits of $120,000 paid by the Company in 2011. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in May 2012. The Company currently expects to complete Phase III by the end of fiscal year 2012.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (the “Shannxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project is scheduled to complete in 12 months from construction commencement.

As of December 31, 2011, the Company had paid $12.70 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.87 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company expects to resume the construction in April 2012 and complete this project by the end of 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2011, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm.
(ii)	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010.
(iii)	Consolidated Statements of Income for the years ended December 31, 2011 and December 31, 2010.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and December 31, 2010.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010.
(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 22, 2012	By:	/s/ Gouhou Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: March 22, 2012	By:	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

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

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer
Guohua Ku

/s/ Nicholas Shao	Director
Nicholas Shao

/s/ Lanwei Li	Director and Vice President and Director of Business
Lanwei Li

/s/ Dr. Robert Chanson	Director
Dr. Robert Chanson

/s/ Timothy Driscoll	Director
Timothy Driscoll

/s/ Julian Ha	Director
Julian Ha

/s/ Albert McLelland	Director
Albert McLelland

/s/ Yilin Ma	Director
Yilin Ma

/s/ Chungui Shi	Director
Chungui Shi

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010)

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Registration Statement on Form SB-2 dated November 12, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.