Form 10-Q
period 2012-03-31
CHINA RECYCLING ENERGY CORP
filed 2012-05-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 9, 2012 was 46,474,350.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER, 31, 2011

	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$26,468,005	$14,949,253
Restricted cash	794,370	317,415
Notes receivable	66,727	82,528
Accounts receivable	13,377,096	19,113,812
Current portion of investment in sales type leases, net	8,698,366	8,725,345
Interest receivable on sales type leases	1,234,183	2,423,184
Prepaid expenses	145,297	145,615
Other receivables	111,307	530,283
Prepaid loan fees - current	81,026	80,941

Total current assets	50,976,377	46,368,376

NON-CURRENT ASSETS
Prepaid interest	815,023	814,169
Prepaid loan fees - noncurrent	263,333	283,293
Investment in sales type leases, net	125,445,601	127,576,695
Long term deposit	387,965	387,559
Property and equipment, net	102,960	116,815
Construction in progress	32,516,154	32,466,242

Total non-current assets	159,531,036	161,644,773

TOTAL ASSETS	$210,507,413	$208,013,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,709,462	$3,907,854
Notes payable - bank acceptances	1,429,865	634,830
Taxes payable	1,327,271	2,943,034
Accrued liabilities and other payables	1,306,422	1,279,558
Advance from related parties	572,713	2,981,977
Deferred tax liability	1,933,179	1,624,665
Accrued interest on convertible notes - current	228,000	168,000
Bank loans payable - current	11,756,669	6,983,129
Trust loans payable - current	3,177,478	3,174,150
Interest payable on trust loans	1,419,059	345,311
Convertible notes, net of discount feature	5,388,657	4,626,645
Conversion feature liability on convertible notes	-	1,127,401
Current portion of long term payable	1,216,534	1,183,516

Total current liabilities	32,465,309	30,980,070

NONCURRENT LIABILITIES
Deferred tax liability, net	6,316,191	6,388,537
Refundable deposit from customers	587,833	587,218
Long term payable - principal	4,683,695	4,999,718
Bank loans payable	19,859,238	20,790,681
Trust loans payable	31,536,469	31,503,436

Total noncurrent liabilities	62,983,426	64,269,590

Total liabilities	95,448,735	95,249,660

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,474,350 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	46,475	46,475
Additional paid in capital	55,441,925	55,416,140
Statutory reserve	7,215,705	7,051,843
Accumulated other comprehensive income	11,407,076	11,284,190
Retained earnings	36,272,974	34,414,271

Total Company stockholders' equity	110,384,155	108,212,919

Noncontrolling interest	4,674,523	4,550,570

Total equity	115,058,678	112,763,489

TOTAL LIABILITIES AND EQUITY	$210,507,413	$208,013,149

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Revenue
Sales of systems	$-	$11,271,254
Contingent rental income	147,553	291,895

Total revenue	147,553	11,563,149

Cost of sales
Cost of systems	14,383	8,456,032

Total cost of sales	14,383	8,456,032

Gross profit	133,170	3,107,117

Interest income on sales-type leases	4,814,250	5,138,303

Total operating income	4,947,420	8,245,420

Operating expenses
General and administrative	779,555	1,767,689

Income from operations	4,167,865	6,477,731

Non-operating income (expenses)
Interest income	26,906	34,781
Interest expense	(2,601,234)	(2,525,961)
Changes in fair value of conversion feature liability	1,127,400	2,533,594
Other expenses	(92,046)	(42,110)

Total non-operating income (expenses), net	(1,538,974)	304

Income before income tax	2,628,891	6,478,035
Income tax expense	487,392	1,395,930

Income before noncontrolling interest	2,141,499	5,082,105
Less: Income attributable to noncontrolling interest	118,934	519,138

Net income attributable to China Recycling Energy Corp	2,022,565	4,562,967

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	122,886	981,872
Foreign currency translation gain attributable to noncontrolling interest	5,019	36,552

Comprehensive income attributable to China Recycling Energy Corp	$2,145,451	$5,544,839

Comprehensive income attributable to noncontrolling interest	$123,953	$555,690

Basic weighted average shares outstanding	46,474,350	39,198,982
Diluted weighted average shares outstanding *	53,009,813	55,126,048

Basic earnings per share	$0.04	$0.12
Diluted earnings per share *	$0.04	$0.09

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$2,141,499	$5,082,105
Adjustments to reconcile income including noncontrolling
interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(11,271,254)
Depreciation and amortization	14,210	14,643
Amortization of prepaid loan fees	20,214	-
Amortization of discount related to conversion feature of convertible note	583,650	1,524,895
Interest expense from changes in fair value of conversion feature liability	(1,127,400)	(2,533,594)
Stock options and warrants expenses	25,784	1,110,093
Changes in deferred tax	227,293	633,074
(Increase) decrease in current assets:
Interest receivable on sales type lease	1,189,067	(458,740)
Collection of principal on sales type leases	2,296,217	1,621,074
Prepaid expenses	470	17,399
Account receivables	5,744,801	-
Other receivables	418,660	49,666
Construction in progress	(15,835)	2,135,719
Increase (decrease) in current liabilities:
Accounts payable	(1,199,993)	967,457
Taxes payable	(1,615,487)	(414,047)
Interest payable	1,071,156	1,142,652
Accrued liabilities and other payables	25,953	(222,842)
Accrued interest on convertible notes	238,362	126,213

Net cash provided by (used in) operating activities	10,038,621	(475,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(475,632)	2,164,601
Acquisition of property & equipment	(262)	-

Net cash provided by (used in) investing activities	(475,894)	2,164,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	-	7,583,801
Notes receivable - bank acceptances	15,854	-
Notes payable - bank acceptances	792,720	(2,886,134)
Proceeds from loans	4,756,318	4,101,349
Repayment of loans	(951,264)	(455,705)
Long term payable	(288,888)	-
Advance from related parties	(2,407,334)	676,962

Net cash provided by financing activities	1,917,406	9,020,273

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	38,619	129,416

NET INCREASE IN CASH & EQUIVALENTS	11,518,752	10,838,803
CASH & EQUIVALENTS, BEGINNING OF PERIOD	14,949,253	11,072,250

CASH & EQUIVALENTS, END OF PERIOD	$26,468,005	$21,911,053

Supplemental Cash flow data:
Income tax paid	$1,824,958	$1,007,538
Interest paid	$556,805	$305,755

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On February 1, 2007, the Company’s subsidiary, Shanghai TCH, conditionally entered into two top gas recovery turbine systems (the “TRT”) projects, each evidenced by a joint-operation agreement, with Xi’an Yingfeng Science and Technology Co., Ltd. (the “Yingfeng”). TRT is an electricity generating system that utilizes exhaust pressure and heat produced in the blast furnace of a steel mill to generate electricity.

Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") that was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the"Zhangzhi"). This TRT Project was initiated by a contract to design and construct the TRT System (the “Project Contract”) that Yingfeng and Zhangzhi entered in 2006. This project was completed and put into operation in February 2007.

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

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $78 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of March 31, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The main difference between US GAAP (Generally Accepted Accounting Principles) and Chinese GAAP with regards to Erdos is that Erdos is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project (the “Repurchase Agreement”) with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18MW capacity power generating systems (the “Systems”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within 3 working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Repurchase Price”). Under the terms of the Repurchase Agreement, Shenmu was obligated to pay the first 30% of the Repurchase Price within 5 working days of the Repurchase Agreement date, the second 30% of Repurchase Price within 90 days of the Repurchase Agreement date and the remaining 40% of the Repurchase Price within 180 days of the date of Repurchase Agreement date. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price is paid. The Cooperative Contract will be terminated upon Shenmu’s payment of the entire Repurchase Price. In January 2012, the Company received $3.08 million (RMB 19.44 million) outstanding energy saving service fees and $5.71 million (RMB 36 million) of the first 30% of repurchase price from Shenmu. In April 2012, the Company received the second 30% of the repurchase price, which was $5.71 million (RMB 36 million).

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  As of December 31, 2011, the Company had paid the cash portion and issued 2,941,176 shares of common stock. For payment in full of the RMB 80,000,000, in connection with this transaction, the Company, as of December 31, 2011, recorded a gain on settlement of the debt of $8.3 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  Xi’an TCH had not commenced the CDM application process as of March 31, 2012.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30 million) into Shengda as initial capital. Shengda was set up in order to undertake waste energy recycling projects from a steel and chemical company in Pingshan county in accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. The final terms for the projects have not been reached, and Shengda is not currently operational.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (the “ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12 MW biomass power generation systems from the Seller after Xi’an TCH completes the conversion of the system for biomass power generation purpose.  As consideration for the biomass power generation system, Xi’an TCH will pay to the Seller $10,937,500 (RMB 70 million) in cash in three installments in 6 months upon the transfer of ownership of the system. As of March 31, 2012, $8,738,000 (RMB 55,000,000) was paid by Xi’an TCH to the Seller of which $7.3 million was paid in cash and $1.4 million in notes maturing on various dates from June to September 2012. The remaining balance of $2.4 million was due as of March 31, 2012. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller.  Under the Lease Agreement, Xi’an TCH will lease this set of 12 MW biomass power generation systems to the Seller at approximately $286,000 (RMB 1,800,000) per month for a term of 11 years. Seller provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative. The ownership of this system will be transferred to Shenqiu with no cost at the end of the lease term.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2011 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. ("Huahong") and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of the lease term.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of Sales Tax.

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

Accounts Receivable

As of March 31, 2012, the Company had accounts receivable of $13.38 million arising, in part, from the transfer of a set of 18MW capacity power generating systems to Shenmu by Xi’an TCH for $19.06 million (RMB 120 million) (the “Repurchase Price”). Shenmu paid the first 30% of the Repurchase Price within 5 working days of the Repurchase Agreement date, the second 30% of Repurchase Price within 90 days of the Repurchase Agreement date, and under the terms of the Repurchase Agreement is obligated to pay the remaining 40% of the Repurchase Price within 180 days of the Repurchase Agreement date. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price is paid. In January 2012, the Company received $5.71 million (RMB 36 million), the first 30% of repurchase price from Shenmu. In April 2012, the Company received the second 30% of the repurchase price, which was $5.71 million (RMB 36 million).

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

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2012 or December 31, 2011.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of March 31, 2012 and December 31, 2011, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Net income for common shares	$2,022,565	$4,562,967
Interest expense on convertible notes*	238,362	366,600
Net income for diluted shares	2,260,927	4,929,567

Weighted average shares outstanding - basic	46,474,350	39,198,982
Effect of dilutive securities:
Convertible notes	5,641,969	13,858,294
Options granted	893,494	2,045,104

Warrants granted	-	23,668

Weighted average shares outstanding – diluted	53,009,813	55,126,048
Earnings (loss) per share – basic	$0.04	$0.12
Earnings (loss) per share – diluted	$0.04	$0.09

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

New Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on its financial statements.

In September 2011, FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on its financial statements.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Shanghai TCH leased TRT systems to Xingtai and Zhangzhi with terms of 5 and 13 years, respectively and leased CHPG systems to Tong Chuan Shengwei and Jin Yang Shengwei respectively for 5 years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu for 11 years, and a power and steam generating system from waste heat from metal refining to Erdos for 20 years. The components of the net investment in sales-type leases as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Total future minimum lease payments receivable	$405,874,585	$415,796,738
Less: executory cost	(119,470,440)	(121,384,498)
Less: unearned interest income	(152,260,178)	(158,110,200)
Net investment in sales - type leases	134,143,967	136,302,040
Current portion	8,698,366	8,725,345
Noncurrent portion	$125,445,601	$127,576,695

As of March 31, 2012, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2013	$36,300,084
2014	33,893,748
2015	27,476,782
2016	26,348,448
2017	26,348,448
Thereafter	255,507,075
Total	$405,874,585

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of March 31, 2012 and December 31, 2011 was $794,370 and $317,415, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to Shenqiu as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

“Construction in progress” was the amount paid for constructing power generation systems.  At March 31, 2012, the Company had paid $19.81 million for Phase III of the Erdos TCH power generation system projects, and 12.71 million for Shannxi Datong Coal Group Power Generation project (See Note 19). At December 31, 2011, the Company had paid $19.77 million for Phase III of the Erdos TCH power generation system projects, and $12.70 million for Shannxi Datong Coal Group Power Generation project (See Note 19). The Company is committed to pay an additional $8.79 million for Phase III projects excluding quality deposits of $120,000, and $15.89 million for Shannxi Datong Coal Group Power Generation project.

7. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Income	$639,534	$2,205,337
Business	269,189	305,141
VAT arising from transfer WGPG to Shenmu	381,298	380,898
Other	37,250	51,658
	$1,327,271	$2,943,034

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Employee training, labor union expenditure and social insurance payable	$306,121	$305,800
Consulting, auditing, and legal expenses	439,731	439,731
Accrued payroll and welfare	287,042	284,011
Accrued system maintenance expense	47,662	76,107
Other	225,866	173,909
Total	$1,306,422	$1,279,558

9.  RELATED PARTY TRANSACTIONS

As of March 31, 2012, advances from related parties totaled $572,713, including $531,949 from Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as an advance for the capital needs of Erdos TCH, and $40,764 advance from the Company’s management, respectively, which bore no interest, payable on demand. As of December 31, 2011, advances from related parties totaled $2,981,977, including $2,941,043 from Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as an advance for the capital needs of Erdos TCH, and $40,934 advance from the Company’s management, respectively, which bore no interest, payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.1 and $1.86 million for the three months ended March 31, 2012, and $11.51 million and $3.25 million for the three months ended March 31, 2011, respectively.

On September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares of our Common Stock directly owned by Sino Way Limited, and beneficially owned by Mr. Chong were included in the previously discussed resale Form S-3 Registration Statement, as amended, initially filed by the Company with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement, as amended, has not yet been declared effective by the SEC.

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

As of March 31, 2012, the total registered capital of Erdos TCH is $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the three months ended March 31, 2012 and 2011 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2012	2011
Net Revenue	$3,711,425	$2,834,715
Cost of Revenue	(2,105,057)	(1,626,852)
Gross Profit	1,606,368	1,207,863
Operating expenses	15,506	8,251
Income from operations	1,590,862	1,199,612
Non-operating income	-	1,057
Income tax expense	(397,716)	(300,167)
Net Income	$1,193,146	$900,502

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP:

	2012	2011
Net income per Chinese GAAP	$1,193,146	$900,502
Adjustments under US GAAP:
Revenue per sales-type lease	(3,567,238)	8,498,505
Cost of revenue	2,095,199	(7,408,919)
Operating income	137	-
Income from operation	(278,756)	2,350,088
Interest income	673,934	808,888
Income before income tax	395,178	3,158,976
Deferred income tax expense	199,492	(563,287)
Net income per US GAAP	$594,670	$2,595,689

The following is an unaudited balance sheet of Erdos TCH, prepared under Chinese GAAP as of March 31, 2012 and December 31, 2011:

	2012	2011
Assets
Cash and equivalents	$36,283	$78,243
Other current assets	2,182,749	-
Property and equipment	48,464,101	49,069,745
Construction in process	24,734,863	23,481,662
Total Assets	$75,417,996	$72,629,650
Liabilities
Accounts payable	$39,718	$442,080
Other current liabilities	6,934,533	5,009,894
Long term loan	42,061,865	42,017,808
Total liabilities	49,036,116	47,469,782
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	1,742,879	1,714,014
Retained earnings	6,495,329	5,302,182
Total stockholders’ equity	26,381,880	25,159,868
Total liabilities and stockholders’ equity	$75,417,996	$72,629,650

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

As of March 31, 2012 and December 31, 2011, deferred tax liability consisted of the following:

	2012	2011
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$38,503	$33,146

Deferred tax asset — noncurrent (depreciation of fixed assets)	25,058,360	25,527,126
Deferred tax liability — noncurrent (net investment in sales-type leases)	(31,413,054)	(31,948,809)
Deferred tax liability, net of deferred tax asset – noncurrent	$(6,316,191)	$(6,388,537)
Deferred tax liability — current (net investment in sales-type leases)	$(1,933,179)	$(1,624,665)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2012 and 2011 are 25% and 24%, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2012 and 2011 is 25%.  Pingshan Shengda’s effective income tax rate for 2012 and 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the three months ended March 31, 2012, would have been increased by $192,779 and earnings per share would have been reduced by $0.004.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of March 31, 2012, had net operating loss (“NOL”) carry forwards for income taxes of $8.96 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011, respectively:

	2012	2011
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.3)%	(10.0)%
Effect of tax holiday	(7.3)%	(5.5)%
Non tax-deductible expense	(7.0)%	5.3%
Other	-%	(0.8)%
Valuation allowance on US NOL	8.1%	(1.5)%
Tax per financial statements	18.5%	21.5%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in fair value of conversion feature liability.

The provision for income taxes expenses for the three months ended March 31, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$198,223	$762,856
Income tax expense - deferred	289,169	633,074
Total income tax expenses	$487,392	$1,395,930

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

With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all its trust plan fundraising, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.7 million (RMB 218,500,000) as of March 31, 2012 and December 31, 2011

In addition to the above, under the Loan Agreement, Erdos TCH must pay a management incentive benefit to Beijing Trust upon maturity of the category A3 and category B trust units in December 2013 if the ratio of Erdos TCH’s profit to its registered capital exceeds a base amount. If this criterion is met, the amount of the management incentive benefit is calculated based on a formula tied to Erdos TCH’s net profit and the average registered capital for the 2012 fiscal year. Under this formula the management incentive benefit could range between 0% and 100% of the net profit of Erdos TCH in the 2012 fiscal year.

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.04%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,622 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of March 31, 2012, $2,859,730 of the principal was repaid and $1,906,487 will be repaid within one year, which is classified as a current liability.

The loan has the following covenants: (i) maintain the current assets and net assets at not less than $78 million (RMB 500 million); (ii) assets to liability ratio must not be less than 80%; and (iii) the current ratio must not be less than 2.5. The borrower was Xi’an TCH. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of March 31, 2012, the Company received $4,766,217 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,622 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of March 31, 2012, $476,622 of the principal was repaid and $1,906,487 will be repaid within one year which was classified as current liability and $2,383,108 will be repaid after one year which was classified as noncurrent liability.

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

Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,653,607 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of March 31, 2012, the Company received $20,653,607 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,587,075 (RMB 10,000,000). For the first 9 months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku.

During the first quarter of 2012, Xi’an TCH entered the fourth loan agreement with a local Commercial Bank, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. As of March 31, 2012, the Company received $4,766,217 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the loan, Xi’an TCH is required to make monthly interest payments and the principal will be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. And the Company paid to third party $119,155 (RMB 750,000) as re-guarantee service fee.

As of March 31, 2012, the future minimum repayment of all the bank loans to be made by years is as follows:

2012	$11,756,669
2013	8,261,443
2014	6,831,578
2015	4,766,217
Total	$31,615,907

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.69 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for 5 years for $8.11 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%).  The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $669 (RMB 4,250) to acquire the ownership of the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,277 (RMB 2,594,998).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000) and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee:amortized over 5 years. For the three months ended March 31, 2012 and 2011, $20,214 (RMB 127,500) and $0 was amortized. The unamortized portion was recorded as prepaid loan fees of $81,026 and $263,333 into current and non-current portions, respectively, as of March 31, 2012.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is a financing and will be recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. For the three months ended March 31, 2012 and 2011, the Company made repayment of $1,236,533 and $0 to Cinda Financial.

As of March 31, 2012, the future minimum payment to be made by years is as follows:

2013	$1,649,110
2014	1,649,110
2015	1,649,110
2016	1,649,110
2017	412,277
Total	$7,008,717
Unamortized interest	(1,108,488)
Total long term payable	5,900,229
Current portion	1,216,534
Non current portion	$4,683,695

14. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

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

As collateral for the First Note, Mr. Ku, our CEO and the Chairman of our Board of Directors, pledged 9,653,471 shares of the Company’s common stock held by him. This pledge was released during the quarter ended March 31, 2011 and is of no further force or effect.

The First Note had beneficial conversion feature (“BCF”) because the conversion price was less than the quoted market price at the time of issuance. Accordingly, the BCF of $5,000,000 was recorded separately as unamortized BCF based on the intrinsic value method. As the BCF was greater than the face value of the note, all of the proceeds were allocated to the BCF. No value was assigned to the note option or the equity option (two subsequent transactions discussed above). The First Note was recorded in the balance sheet at face value less the unamortized BCF. The terms for the First Note were amended on April 29, 2008 and the First Note was repaid in full on June 25, 2008, as described below.

On April 29, 2008, the Company entered into an Amendment to the Purchase Agreement with the Investors. Under the terms of the Amendment, (i) the Company issued and the Investors subscribed for 4,066,706 shares of common stock of the Company, at $1.23 per share for $5,002,048, as originally contemplated under the Agreement; (ii) the Investors converted the principal under the First Note (and waived any accrued interest thereon) into 4,065,040 shares of common stock of the Company at $1.23, pursuant to the terms and conditions of the First Note issued under the Agreement; (iii) the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note of $5,000,000 (the “Second Note” and collectively with the First Note, the “Notes”); and (iv) the Company granted to the Investors an option to purchase a 5% Secured Convertible Promissory Note of $10,000,000, exercisable by the Investors at any time within nine months following the date of the closing of the transactions contemplated by the Amendment (the “Option Note”).

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

On June 25, 2008, the Company and investors entered into a Rescission and Subscription Agreement to rescind the conversion of the First Note and the issuance of conversion shares of Common Stock at the Second Closing pursuant to Amendment to Stock and Notes Purchase Agreement dated April 29, 2008. The Company and the Investors rescinded the conversion of the principal amount ($5,000,000) under the First Note into 4,065,040 shares of Common Stock, and the Investors waived accrued interest on the First Note. Accordingly, the interest expense, which had accrued on the note was recorded as a decrease in interest expense for the period. At the Rescission and Subscription Closing, the Company repaid the First Note to the Investors in full, and as partial repayment sold and issued 4,065,040 shares of Common Stock to the Investors at $1.23 per share for $5,000,000.  This was done through a cross receipt arrangement; the BCF was reversed to additional paid in stock.  The Company has now concluded that in substance the transaction resulted in the conversion of the first $5,000,000 note into common stock, and based on substance over form, the remaining BCF of $3,472,603 at the date of conversion was expensed.

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with a maturity of April 29, 2012. The note holder has the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80. In connection with the sale, transfer and assignment of this note by CAGP to an unaffiliated third party, the maturity date on this note has been extended  for an additional 60 days following the date of transfer (See Note 20).

On April 29, 2009, CREG and the Investors amended and restated the 5% secured convertible promissory note (the “Second Note”), which was issued as part of the amendment of the Purchase Agreement on April 28, 2008. Accordingly, the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note is considered to have a BCF starting from January 1, 2010 because the conversion price for this note was $1.154 as of April 29, 2011. Accordingly, the BCF of $3.15 million was recorded separately as unamortized BCF based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized BCF.

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

In June 2011, Carlyle converted the Second Note into 4,334,192 shares of the Company’s common stock at $1.154 per share. The effective date of the conversion was April 29, 2011. As of March 31, 2012, the interest accrued on the second note was fully paid. The Company issued 4,334,192 shares of common stock to the Investors on July 21, 2011 (4,149,599 shares of common stock to CAGP; 184,593 shares of common stock to CAGP III Co. Investment, L.P.).  A BCF of $745,547 was fully amortized as of the conversion date. During the year ended December 31, 2011, the Company amortized $1,368,988 BCF for the note.

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

The damages for failure to meet any of these requirements are equal to 1% of the sum of:

(a)	the purchase price of the unconverted notes;

(b)	the purchase price of shares of Company Common Stock purchased under a related agreement; and

(c)	the conversion price of shares of Common Stock received on conversion of notes, for each 30 days, or a pro rata portion of such 1% for a period less than 30 days.

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

Each Note has a conversion price at the lower of (i) US$2.46 per share or (ii) an amount equal to the Company’s earnings per share based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by 7.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Loans can be exchanged (on the same terms as the Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. The Notes will have a contingent BCF which will be recorded when the contingency is resolved.

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

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The fair value of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 from unamortized discount due to beneficial conversion feature including the fully expensed unamortized portion as a result of repayment of the loans as described below.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated on August 18, 2010.

Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of the convertible note under the Note Agreement, which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional 5% and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of 18% and should be payable by the Company on June 20, 2012.

Xi’an TCH repaid $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011. During the three months ended March 31, 2012, the Company amortized $583,650 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of March 31, 2012, there was no derivative liability as the Company has redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half on November 30, 2012, plus accrued interest at 18% based on the Supplemental Agreement dated December 9, 2011. The Company recorded the derivative liability $1.12 million for the remaining RMB 25 million conversion option at December 31, 2011, based on the Black-Scholes model by using the following assumptions: estimated life of 1.99 years, volatility of 153%, risk free interest rate of 0.36%, and dividend yield of 0%. During the three months ended March 31, 2012, interest expense of $178,362 on the $3.97 million (remaining RMB 25 million) of Cinda loan was accrued at 18%.

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

Pursuant to the terms of the Jingu Agreement, Xi’an TCH repaid $7.94 million (RMB 50 million) and interest of $1.00 million (RMB 6.45 million) to Jingu on December 16, 2011.

In connection with the Supplementary Agreement, the Company, Xi’an TCH, Mr. Ku, Cinda and Kent International Industrial (Shenzhen) Limited (“Kent International”), an affiliate of Cinda also entered into an Agreement on Oversea’s Financial Payment on December 9, 2011, pursuant to which Xi’an TCH will make the two RMB 25 million payments to Kent International before December 31, 2011 and November 30, 2012 respectively if the Company cannot acquire the equivalent U.S. dollar currency to pay back the note to Cinda after its best efforts. If the Company is able to acquire U.S. dollar currency to repay the Cinda note within one year of their due dates under the Supplementary Agreement, it shall wire the dollar payment to Cinda and Kent International shall return the equivalent RMB to Xi’an TCH at the exchange rate of the middle rate published by the PBOC on the date when Cinda receives such dollar payment. Shanghai TCH and Mr. Ku will provide joint liability guarantees to Kent International for payment obligations of the Company and Xi’an TCH.  Shanghai TCH and Mr. Ku also entered into Guarantee Agreements with Kent International.

15. STOCK-BASED COMPENSATION PLAN

Options to Employees

On November 13, 2007, the Company approved the 2007 Non-Statutory Stock Option Plan, which was later amended and restated in August 2008 (the “2007 Plan”), and granted 3,000,000 options to acquire the Company’s common stock at $1.23 per share to 20 managerial and non-managerial employees under the 2007 Plan.

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

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The fair value of each option granted to employees is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

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

On April 23, 2010, the Company amended and restated the 2007 Plan, which increases the number of shares of common stock authorized for issuance under 2007 Plan by 2,200,000 shares, from 3,000,000 shares to 5,200,000 shares, effective from January 1, 2010. The Amended and Restated 2007 Plan was approved by the Company’s stockholders meeting on June 4, 2010.

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to 36 managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan, which increased the number of shares available under the plan from 3 million to 5.2 million.

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

As of December 31, 2011, the Company believes it did not meet the financial goals of 2011; accordingly, the second tranche (one third of the total number of 2,200,000 options) was forfeited.

The options have a life of 5 years. The fair value of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options was deemed independent of the others; therefore, the fair value of each tranche of the options will be fully expensed within each year.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	5,200,000	$1.84	3.52
Exercisable at January 1, 2011	2,255,000	0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,333	3.05	3.61
Outstanding at December 31, 2011	4,466,667	1.64	2.34
Exercisable at December 31, 2011	3,675,333	1.35	2.07
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	4,466,667	1.64	2.09
Exercisable at March 31, 2012	3,675,333	$1.35	1.82

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors on August 4, 2008.

The Company recorded $25,784 and $1,069,080 compensation expense for stock options to employees during the three months ended March 31, 2012 and 2011, respectively.  There were no options exercised during the three months ended March 31, 2012 and 2011.

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

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	210,000	2.60	4.05
Exercisable at January 1, 2011	170,000	$2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	210,000	2.60	3.05
Exercisable at December 31, 2011	210,000	2.60	3.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	210,000	2.60	2.80
Exercisable at March 31, 2012	210,000	$2.60	2.80

The Company recorded $0 and $41,013 compensation expense for stock options to independent directors during the three months ended March 31, 2012 and 2011, respectively.  No options were exercised during the three months ended March 31, 2012 and 2011.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The fair value of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at January 1, 2011	50,000	1.50	3.75
Exercisable at January 1, 2011	50,000	$1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	50,000	1.50	2.75
Exercisable at December 31, 2011	50,000	1.50	2.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	50,000	1.50	2.50
Exercisable at March 31, 2012	50,000	$1.50	2.50

The Company recorded $0 compensation expense for warrants to the IR firms for both the three months ended March 31, 2012 and 2011.  There were no warrants exercised during the three months ended March 31, 2012 and 2011.

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Xueyi Dong (“Dong”), a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred a set of biomass systems (the “Biomass Systems”) to Xi’an TCH, and Xi’an TCH agreed to pay Dong approximately $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  The Company paid the consideration (including both the cash and stock portion) in full in 2011.

As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, the difference between the amount payable to Dong of $11.78 million and the fair value of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date.

ARC Settlement

The Company and investment relationship company ARC China, Inc. (“ARC”) entered into a Share Purchase Binding Letter of Intent dated as of July 17, 2009 regarding ARC’s purchase of certain Preferred Stock Units of the Company (the “LOI”). Disputes arose between the Parties regarding the LOI, and a lawsuit was pending in federal court. On September 27, 2010, the Company approved the settlement of the lawsuit and the related disputes, claims or disagreements regarding the LOI and the Preferred Stock Units. Pursuant to the settlement, the Company was to issue to ARC up to 520,000 shares of the Company's Common Stock at $1.23 per share. The Company issued 350,000 of these shares upon the execution of the settlement agreement. Upon satisfaction of certain conditions of the settlement agreement, the Company may issue to ARC or its affiliates up to an additional 170,000 shares at $1.23 per share. ARC agreed to provide consulting and investor relation’s services from November 1, 2010 to February 28, 2011. The Company received $430,500 from issuance of 350,000 shares in October 2010, which was recorded as subscription receivable. The difference between the stock price at the settlement date and the issuance price for the 350,000 settlement shares was recorded as stock compensation expense for investor relation’s services in the amount of $602,000. A copy of the dismissal of the lawsuit with prejudice was filed by ARC in a Nevada federal court on November 10, 2010. The conditions for the issuance of the additional 170,000 shares were not met; consequently, 150,000 of those shares, which had been issued and delivered to an escrow agent, were returned to the Company and cancelled on March 29, 2011.

17. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company’s Chinese subsidiaries are now required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not intend to do so.

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

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of March 31, 2012 and December 31, 2011, Xi’an TCH had outstanding notes receivable RMB 420,000 ($66,727) and RMB 520,000 ($82,528), respectively. At December 31, 2011, Xi’an TCH transferred commercial notes to vendors in lieu of payment for RMB 380,000 ($60,247); if the original remitters’ fail to pay the notes, Xi’an TCH will be responsible for making the payment; there was contingent liability of RMB 380,000 ($60,247) as of December 31, 2011.

19. COMMITMENTS

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired on March 4, 2012. The monthly rental payment is $16,360. For the three months ended March 31, 2012 and 2011, the rental expense was $50,250 and $50,250, respectively. As of March 31, 2012, the Company renewed the lease for one more year with the monthly payment increased by 8%.

ShangHai TCH entered into a one year renewable rental agreement to lease a virtual office effective, April 1, 2011. The monthly payment is $260. For the three months ended March 31, 2012 and 2011, the rental expense was $780 and $0. The lease will be automatically renewed when expires.

Future minimum rental payments required under operating leases as of March 31, 2012 of $215,000 for 2013.

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

As of March 31, 2012, the projects of Erdos Phase III are under construction. As of March 31, 2012, the Company paid $19.81 million for Phase III of the Erdos TCH power generation system projects. The Company is committed to pay an additional $8.79 million for the Phase III projects, excluding quality deposits of $120,000 paid by the Company in 2011. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in May 2012. The Company currently expects to complete Phase III by the end of 2012.

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

As of March 31, 2012, the Company had paid $12.71 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.89 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company expects to resume the construction in April 2012 and complete this project by the end of 2012.

20. Subsequent Events

On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential shall pay US$ 3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 will have been paid by the Company to Carlyle. The Note transfer shall take effect upon the US$3 million transfer price and interest accrued after April 29, 2012 are paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential have agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. If Great Essential fails to pay the transfer price in full and any interest accrued thereon before June 30, 2012, this Agreement and the Note transfer shall be terminated.

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

On June 23, 2004, we completed a stock exchange transaction with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement, dated June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, 89.7% of our post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

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

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. It has commercial value for steel mills by using waste heat and steam to produce electricity for the operation of the mills.

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

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng to transfer from Yingfeng to Shanghai TCH all electricity-generating related assets owned by Yingfeng. According to the transferred contracts, Shanghai TCH installed and owns two TRT systems and leased them to Xingtai for five years, from January 25, 2007 to on January 25, 2012. During the lease, Xingtai will pay Shanghai TCH monthly rent of $0.13 million (RMB 0.9 million) to use the systems. Assuming all amounts due under the lease have been paid, Shanghai TCH would transfer title of the systems to Xingtai free of charge. All amounts due under the lease were paid; therefore, Shanghai TCH transferred title of the systems to Xingtai free of charge.

Shengda Project

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up to undertake waste energy recycling projects from a steel and chemical company in Pingshan county in accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. The final terms for the projects have not been reached, and Shengda is not currently operational.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project contract, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various forms of investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the term expires and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jin Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation. Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service. Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system. Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement. On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to change the timing of title transfer to Shenwei from the date the projects put into operation to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of $0.31 million (RMB 2.1 million) per month during the operating period (lease term).

Shengwei Group – Jin Yang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jin Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation. Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the 60 months of the lease term. Shengwei has the right to purchase the ownership of the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of lease term. Shengwei is required to provide assurance of properly functioning two 2,500-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation. Shengwei Group collateralized the cement manufacturing lines in Jin Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period. Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6 MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project (the “Contracts”). The Contracts are for 10 years and state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu. Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge. Under the Contracts, Shenmu will pay Xi’an TCH an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amount as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. We are responsible for operating the projects and will do so through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains the ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project. At the end of the 10-year term, ownership of the projects transfers to Shenmu at no charge. Shenmu provided a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH for Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18 MW capacity power generating systems (the “System”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within 3 working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Purchase Price”). Under the terms of the Repurchase Agreement, Shenmu was obligated to pay the first 30% of the Repurchase Price within 5 working days of the Repurchase Agreement date, the second 30% of Repurchase Price within 90 days of the Repurchase Agreement date and the remaining 40% of the Repurchase Price within 180 days of the date of Repurchase Agreement date. The ownership of the Systems will be transferred to Shenmu when the entire Repurchase Price is paid. The Cooperative Contract will be terminated upon Shenmu’s payment of the entire Repurchase Price. In January 2012, the Company received $3.08 million (RMB 19.44 million) outstanding energy saving service fees, and $5.71 million (RMB 36 million), the first 30% of repurchase price from Shenmu. In April 2012, the Company received the second 30% of the repurchase price, which was $5.71 million (RMB 36 million).

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of March 31, 2012, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at approximately $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of March 31, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January, 2010 and April, 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project.

As of March 31, 2012, the Company paid approximately $19.81 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III by the end of fiscal year 2012.

PuCheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), of which, $1.03 million (RMB 7 million) was payable to Dong, and $1.18 million (RMB 8 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. As of December 31, 2011, the Company paid the consideration (including the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share. These shares have piggy back registration rights and are subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement, as amended, that we initially filed with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. This registration statement has not yet been declared effective by the SEC.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd., (“XHY”). Under this lease, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $302,000 (RMB 1,900,000) per month for 15 years. The leasing fee will increase proportionately with the biomass generated electricity fee in China during the term of this lease agreement.

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for 9 years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of $380,000 (RMB 2.4 million) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. The CDM work has not commenced as of March 31, 2012.

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

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project was originally scheduled to be completed in 12 months from construction commencement.

As of March 31, 2012, the Company had paid $12.71 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.89 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction has resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for approximately $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Seller”). The Transfer Agreement provided for the sale to Xi’an TCH of a set of 12MW biomass power generation systems from the Seller after Xi’an TCH completes the conversion of the system for biomass power generation purpose. As consideration for the biomass power generation system, Xi’an TCH will pay the Seller $10,937,500 (RMB 70,000,000) in cash in three installments in 6 months upon the transfer of ownership of the system. As of March 31, 2012, $8,738,000 (RMB 55,000,000) was paid of which $7.3 million was paid in cash and $1.4 million in notes maturing on various dates from June to September 2012. The remaining balance of $2.4 million was due as of March 31, 2012. On September 28, 2011, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller. Under the Lease Agreement, Xi’an TCH will lease this set of 12,000 KW biomass power generation systems to the Seller at $286,000 (RMB 1,800,000) per month for a term of 11 years. Seller provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative. The ownership of this system will be transferred to Shenqiu with no cost at the end of the lease term.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder. Total sales and interest income for this non-controlling interest was $0.1 million and $1.86 million for the three months ended March 31, 2012, and $11.51 million and $3.25 million for the comparable 2011period, respectively.

On September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares directly owned by Sino Way Limited, and beneficially owned by Mr. Chong were included in the previously discussed resale Form S-3 Registration Statement, as amended, initially filed by the Company with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement, as amended, has not yet been declared effective by the SEC.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

These accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the year reported. Actual results may differ from these estimates.

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

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on our financial statements.

In September 2011, FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$147,553	100%	$11,563,149	100%
Sales of products	-	-%	11,271,254	97%
Contingent rental income	147,553	100%	291,895	3%
Cost of product sales	(14,383)	10%	(8,456,032)	73%

Gross profit	133,170	90%	3,107,117	27%
Interest income on sales-type leases	4,814,250	3263%	5,138,303	44%
Total operating income	4,947,420	3353%	8,245,420	71%
Total operating expenses	(779,555)	528%	(1,767,689)	15%
Income from operations	4,167,865	2825%	6,477,731	56%
Total non-operating income (expenses), net	(1,538,974)	(1043)%	304	0%
Income before income taxes	2,628,891	1782%	6,478,035	56%
Income tax expense	487,392	330%	1,395,930	12%
Less: net income attributable to noncontrolling interest	118,934	81%	519,138	4%
Net income attributable to China Recycling Energy Corp	$2,022,565	1371%	$4,562,967	40%

SALES. Total sales, including system sales and contingent rental income, for the three months ended March 31, 2012 was $0.15 million while total sales for the comparable period of 2011 was $11.56 million, a decrease of $11.42 million as a result of decreases in system sales and in contingent rental income. Of the total sales, sales of systems for the three months ended March 31, 2012 was $0, as compared to $11.27 million for the comparable period of 2011, a decrease of $11.27 million. For the three months ended March 31, 2012, none of the Company’s power stations has been completed and sold. In comparison, net sales of systems for the comparable period of 2011 reflected the completion and sale of the third 9MW capacity power station of Erdos Phase II project through sales-type lease in the first quarter of 2011. For the three months ended March 31, 2012, the Company received contingent rental income of $0.15 million from actual usage of the electricity in addition to the minimum lease payments, compared to $0.29 million for the comparable period in year 2011.For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended March 31, 2012 was $14,383 while our COS for the comparable period of 2011 was $8.46 million, a decrease of $8.44 million which was mainly due to the fact that no power generating system was completed and sold during the three months ended March 31, 2012, while the third 9MW recycling waste heat power generation system of Erdos Phase II project was sold during the comparable period of 2011.

GROSS PROFIT. Gross profit was $0.13 million for the three months ended March 31, 2012 compared to $3.11 million for the comparable period of 2011, a gross margin of 90% and 27% for the comparable period of 2012 and 2011, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended 2012 was $4.81 million, a $0.33 million decrease from $5.14 million for the comparable period of 2011. During the first quarter of 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. During the first quarter of 2011, the interest income was derived from 11 systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.78 million for the three months ended March 31, 2012 as compared to $1.77 million for the comparable period of 2011, a decrease of $0.99 million or 56%. The decrease was mainly due to $0.03 million for stock option compensation during the first quarter of 2012, compared to $1.11 million for the comparable period of 2011.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended March 31, 2012, net non-operating income was $1.54 million compared to net non-operating expense of $304 for the comparable period of 2011. For the three months ended March 31, 2012, we had $1.78 million interest expense on loans, $0.82 million interest expense arising from the conversion feature of the convertible note from Carlyle and China Cinda, but offset by $1.13 million from changes in fair value of conversion feature liability of the convertible note from China Cinda. For the comparable period of 2011, we had $1 million interest expense on loans, $1.52 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $2.53 million from changes in fair value of conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $0.49 million for the three months ended March 31, 2012, a decrease of $0.91 million from $1.40 million for the comparable period of 2011. The decrease was mainly due to decreased sales and taxable income. The consolidated effective income tax rate for the three months ended March 31, 2012 and 2011 was 18.5% and 21.5%, respectively. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 and 2011 is 25%.

NET INCOME. Our net income for the three months ended March 31, 2012 was $2.02 million compared to $4.56 million for the comparable period of 2011, a decrease of $2.54 million. This decrease in net income was mainly due to the decreased total sales, and interest income on sales type lease compared with the comparable period of 2011.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2012 and 2011

As of March 31, 2012, the Company had cash and cash equivalents of $26.47 million, other current assets were $24.51 million and current liabilities were $32.47 million. Working capital was $18.51 million. The debt-to-equity ratio was 0.62:1 at March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$10,038,621	$(475,487)
Investing Activities	(475,894)	2,164,601
Financing Activities	1,917,406	9,020,273

Net cash provided in operating activities was $10.04 million during the three months ended March 31, 2012, as compared to $0.48 million used in the comparable period of 2011. The increase in net cash inflow was mainly from increases in timely collection on accounts receivable from the sale of Shenmu system, and collection on payment on sales type leases; however, those inflows were partially offset by the decreased net income. While in the comparable period of 2011 the Erdos Phase II project commenced construction in 2010 and was completed in the first quarter of 2011, which resulted in cash inflow from construction in progress in 2011, but was partially offset by payments of $5.34 million for construction related to the Shannxi Datong Coal Group Power Generation Projects. The construction was considered an operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $2.29 million in the first quarter of 2012 compared with $1.62 million in the comparable period of 2011, an increase of $0.67 million.

Net cash used in investing activities was $0.48 million for the three months ended March 31, 2012, compared to $2.16 million inflow in the comparable period of 2011. The decrease of net cash used in investing activities was mainly due to the deposit of $0.48 million into the bank as restricted cash. In the comparable period of 2011, the cash inflow is due to the release of $2.16 million restricted cash from the bank.

Net cash provided by financing activities was $1.92 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $9.02 million for the comparable period of 2011. The cash inflow in the three months ended March 31, 2012 included $4.76 million in proceeds from a bank loan, offset by the repayment of the bank loan of $0.95 million and $2.41million repayment to related parties. In comparison, for the comparable period of 2011, we had $7.58 million proceeds from convertible notes from China Cinda, $4.1 million proceeds from a bank loan, despite repayment on notes payable (bank acceptances) of $2.89 million and repayment of bank loan for $0.46 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price was to be the same price as the Company’s public offering price in the first public offering which occured in 2010 or 2011 but in no circumstance less than $4 per share. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8. As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, which is the difference between the payable to Dong of $11.78 million and the fair value of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date,. The 2,941,176 shares issued were determined by using the minimum stock price of $4 per share.

We believe we have sufficient cash to continue our current business through 2012 due to stable recurring receipts from sales-type leases in place. As of March 31, 2012, we have one TRT systems, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, two BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2012.

On May 25, 2011, the Company filed a Registration Statement on Form S-3, as amended, with the SEC to register an indeterminate number of shares of common stock with an aggregate initial offering price not to exceed $200,000,000. The registration statement went effective on November 10, 2011; however, the Company has not yet determined the size or timing of any potential future offering. We intend to use the net proceeds we receive from the sale of shares of our common stock for general corporate purposes, which may include, among other things, repayment of debt, repurchases of common stock, capital expenditures, the financing of possible acquisitions or business expansions, increasing our working capital and/or the financing of ongoing operating expenses and overhead.

We do not believe inflation had a significant negative impact on our results of operations in 2012.

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

Contractual Obligations

Convertible Notes Payable – Carlyle

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million (the “Note”) to Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co-Investment, L.P., (CAGP III and together with CAGP, the “Carlyle”) with a maturity date of April 29, 2012. The note holder had the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 10, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80. These conversion shares rank pari-passu with those issuable under the 5% Secured Convertible Promissory Note. On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential shall pay US$ 3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 will have been paid by the Company to Carlyle. The Note transfer shall take effect upon the US$3 million transfer price and interest accrued after April 29, 2012 are paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential have agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. If Great Essential fails to pay the transfer price in full and any interest accrued thereon before June 30, 2012, this Agreement and the Note transfer shall be terminated.

Loan Payable – Collective Capital Trust Plan

On December 3, 2009, Beijing International Trust Co., Ltd. (the “Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (the “Plan”), pursuant to the Capital Trust Loan Agreement (the “Agreement”) entered into by Erdos TCH Energy Saving Development Co., Ltd and Beijing Trust dated November 19, 2009. Under the Plan, Beijing Trust raised $26.75 million (RMB 181,880,000) through the sale of 181,880,000 total trust units at RMB 1 per unit. All amounts raised under the Plan were loaned to Erdos TCH in connection with the construction and operation of Phases II and III of the Erdos Power Generation Projects. These projects, when completed, will recycle waste heat from Erdos Metallurgy’s metal refining plants to generate electric power and steam, which will then be sold back to Erdos Metallurgy.

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

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised $13.69 million (RMB 93,120,000) through the sale of 93,120,000 trust units at RMB 1 per unit. All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH. The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all of its trust plan fundraising program, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units; the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.71 million (RMB 218,500,000) as of March 31, 2012.

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

Bank Long Term Loan

Xi’an TCH entered a loan agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.04%). Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,122 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of March 31, 2012, $2,859,730 of the principal was repaid and $1,906,487 will be repaid within one year, which is classified as a current liability.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of December 31, 2011, the Company received $4,766,217 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%). Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $476,622 (RMB 3,000,000). The Loan Agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of March 31, 2012, $476,622 of the principal was repaid and $1,906,487 will be repaid within one year, which is classified as a current liability, and $2,383,108 will be repaid after one year, which is classified as a noncurrent liability.

Xi’an TCH entered a third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,653,507 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of March 31, 2011, the Company received $20,653,507 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The Loan Agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (currently 7.94%). Under the Loan Agreement, Xi’an TCH is required to make quarterly interest payments, beginning nine months after the date of the release of the funds, and Xi’an TCH is required to make minimum quarterly principal payments of $1,587,075 (RMB 10,000,000). For the first nine months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems, and Mr. Guohua Ku.

During the first quarter of 2012, Xi’an TCH entered the fourth loan agreement with a local Commercial Bank, whereby the Lender agreed to loan $4,766,217 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. As of March 31, 2012, the Company received $4,766,217 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for power generation equipment purchase. The monthly interest rate of the Loan is 0.60133%. Under the loan, Xi’an TCH is required to make monthly interest payments and the principal will be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku.

Convertible note agreement with China Cinda

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (the “Cinda”). Under the terms of the Note Agreement, the Company issued to Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of $7.8 million (RMB 50 million). Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda, entered into a Capital Trust Loan Agreement (the “Trust Loan Agreement”), in which Jingu raised $15.5 million (RMB100 million) under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (the “Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”). If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of $15.5 million (RMB 100 million). All proceeds from the Notes and the Loans will be used to complete Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (the “Erdos TCH”) project, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. to recycle waste heat from Erdos Metallurgy’s refining plants to generate power and steam and sell them back to Erdos Metallurgy, as well as other working capital needs.

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

Under the Note Agreement, the Notes shall be issued before August 18, 2011. The Notes have a three year maturity date from the date of the issuance of the first tranche. The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the PBOC for the second business day prior to each issuance. Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus two percent (2%). If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount.

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

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional 5% and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of 18% and should be payable by the Company on June 20, 2012.

In connection with the Supplementary Agreement, the Company, Xi’an TCH, Mr. Ku, Cinda and Kent International Industrial (Shenzhen) Limited (“Kent International”), an affiliate of Cinda also entered into an Agreement on Oversea’s Financial Payment on December 9, 2011, pursuant to which Xi’an TCH will make the two RMB 25 million ($3.97 million) payments to Kent International before December 31, 2011 and November 30, 2012 respectively if the Company cannot acquire equivalent U.S. dollar currency to pay back the note to Cinda after its best efforts. If the Company is able to acquire U.S. dollar currency to repay the Cinda note within one year of their due dates under Supplementary Agreement, it shall wire the dollar payment to Cinda and Kent International shall return the equivalent RMB to Xi’an TCH at the exchange rate of the middle rate published by the People’s Bank of China on the date when Cinda receives such dollar payment. Shanghai TCH and Mr. Ku will provide joint liability guarantees to Kent International for payment obligations of the Company and Xi’an TCH. Shanghai TCH and Mr. Ku also entered into Guarantee Agreements with Kent International, respectively.

On December 9, 2011, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of the Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement.

Under the terms of the Jingu Agreement, Xi’an TCH will repay the entire outstanding RMB 50 million loan principal amount plus interests at 18% and related fees to Jingu by December 16, 2011. Any default in payment by Xi’an TCH by such date, a penalty at the rate of 23% will be imposed on the unpaid amount. Upon the execution of the Supplementary Agreement, Jingu Agreement and repayment of the Loan, Xi’an TCH’s obligations under the Trust Loan Agreement will be terminated and all the pledge and guarantee agreements ancillary to the Trust Loan Agreement shall be terminated and released.

Out of first tranche of Cinda Note of $7.94 million (RMB 50 million), $3.97 million (RMB 25 million) and interest $1.11 million (RMB 7.14 million) were repaid to Cinda on December 30, 2011; $7.94 million (RMB 50 million) and interest $1.00 million (RMB 6.45 million) were repaid to Jingu on December 16, 2011.

Financial Leasing

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.69 million (RMB 42.50 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for 5 years with an overall leasing fee of $8.11 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%). The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $669 (RMB 4,250) to acquire the ownership of the Assets. The quarterly minimum payment is $396,875 (RMB 2,577,109). For 2011, the Company made repayment of $820,852 to Cinda Financial. In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000), which was amortized over 5 years, and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial as of March 31, 2012. For the three months ended March 31, 2012, $20,214 (RMB 127,500) was amortized. The unamortized portion was recorded as prepaid loan fees of $81,026 and $263,333 into current and non-current portions respectively as of March 31, 2012.

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

As of March 31, 2012, the Company paid $19.81 million for Phase III of the Erdos TCH power generation system projects. The Company is committed to pay an additional $8.79 million for the Phase III projects, excluding quality deposits of $120,000 paid by the Company in 2011. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in May 2012. The Company currently expects to complete Phase III by the end of 2012.

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

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project was scheduled to be completed in 12 months from construction commencement.

As of March 31, 2012, the Company had paid $12.71 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.89 million for the Shannxi Datong Coal Group Power Generation project. This project is currently halted due to a business reorganization of Shannxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The construction has resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2011. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1	Loan Contract for Working Capital Agreement, by and between, Xi’an TCH Energy Technology Co., Ltd. and Bank of XI’AN Co., Ltd. South City Branch, dated March 23, 2012.*

10.2	Convertible Promissory Note Transfer Agreement by and among Great Essential Investment, Ltd., Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., and China Recycling Energy Corporation.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: May 15, 2012	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: May 15, 2012	/s/ David Chong
David Chong Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Contract for Working Capital Agreement, by and between, Xi’an TCH Energy Technology Co., Ltd. and Bank of XI’AN Co., Ltd. South City Branch, dated March 23, 2012.*

10.2	Convertible Promissory Note Transfer Agreement by and among Great Essential Investment, Ltd., Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., and China Recycling Energy Corporation.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

* Filed herewith

** Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012