Form 10-Q
period 2012-06-30
CHINA RECYCLING ENERGY CORP
filed 2012-08-14
CIK 721693

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 6, 2012 was 46,474,350.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER, 31, 2011

	2012	2011
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & equivalents	$41,648,502	$14,949,253
Restricted cash	994,087	317,415
Notes receivable	158,105	82,528
Accounts receivable	139,413	19,113,812
Current portion of investment in sales type leases, net	9,060,139	8,725,345
Interest receivable on sales type leases	720,306	2,423,184
Prepaid expenses	84,348	145,615
Other receivables	122,250	530,283
Advance to related party	438,082	-
Prepaid loan fees - current	80,634	80,941

Total current assets	53,445,866	46,368,376

NON-CURRENT ASSETS
Prepaid interest on trust loans	811,080	814,169
Prepaid loan fees - noncurrent	241,901	283,293
Investment in sales type leases, net	122,458,504	127,576,695
Long term deposit	386,088	387,559
Property and equipment, net	90,188	116,815
Construction in progress	32,542,628	32,466,242

Total non-current assets	156,530,389	161,644,773

TOTAL ASSETS	$209,976,255	$208,013,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,361,170	$3,907,854
Notes payable - bank acceptances	1,468,403	634,830
Taxes payable	569,653	2,943,034
Accrued liabilities and other payables	1,572,150	1,279,558
Advance from related parties	-	2,981,977
Deferred tax liability	2,179,262	1,624,665
Accrued interest on convertible notes - current	48,000	168,000
Bank loans payable - current	14,387,580	6,983,129
Trust loans payable - current	3,162,105	3,174,150
Interest payable on trust loans	2,480,386	345,311
Convertible notes, net of discount due to beneficial conversion feature	5,813,762	4,626,645
Conversion feature liability on convertible notes	-	1,127,401
Current portion of long term payable	1,234,665	1,183,516

Total current liabilities	35,277,136	30,980,070

NONCURRENT LIABILITIES
Deferred tax liability, net	6,369,035	6,388,537
Refundable deposit from customers	584,989	587,218
Long term payable	4,343,215	4,999,718
Bank loans payable	16,126,737	20,790,681
Trust loans payable	31,383,896	31,503,436

Total noncurrent liabilities	58,807,872	64,269,590

Total liabilities	94,085,008	95,249,660

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,474,350 shares issued and outstanding	46,475	46,475
Additional paid in capital	55,528,955	55,416,140
Statutory reserve	7,517,390	7,051,843
Accumulated other comprehensive income	10,821,464	11,284,190
Retained earnings	37,195,411	34,414,271

Total Company stockholders' equity	111,109,695	108,212,919

Noncontrolling interest	4,781,552	4,550,570

Total equity	115,891,247	112,763,489

TOTAL LIABILITIES AND EQUITY	$209,976,255	$208,013,149

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Revenue
Sales of systems	$-	$11,343,798	$-	$72,544
Contingent rental income	550,973	585,023	403,420	293,128

Total revenue	550,973	11,928,821	403,420	365,672

Cost of sales
Cost of systems	42,951	8,524,672	28,568	68,640

Total cost of sales	42,951	8,524,672	28,568	68,640

Gross profit	508,022	3,404,149	374,852	297,032

Interest income on sales-type leases	9,527,977	10,626,804	4,713,727	5,488,501

Total operating income	10,035,999	14,030,953	5,088,579	5,785,533

Operating expenses
General and administrative	1,588,695	3,446,457	809,140	1,678,768

Income from operations	8,447,304	10,584,496	4,279,439	4,106,765

Non-operating income (expenses)
Interest income	72,311	58,643	45,405	23,862
Interest expense	(5,115,547)	(5,611,459)	(2,514,313)	(3,085,498)
Changes in fair value of conversion feature liability	1,127,400	6,132,906	-	3,599,312
Other expenses	(93,762)	(43,689)	(1,716)	(1,579)

Total non-operating income (expenses), net	(4,009,598)	536,401	(2,470,624)	536,097

Income before income tax	4,437,706	11,120,897	1,808,815	4,642,862
Income tax expense	942,081	2,179,631	454,689	783,701

Income before noncontrolling interest	3,495,625	8,941,266	1,354,126	3,859,161
Less: Income attributable to noncontrolling interest	248,938	683,298	130,004	164,160

Net income attributable to China Recycling Energy Corp	3,246,687	8,257,968	1,224,122	3,695,001

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	(462,726)	2,351,036	(585,612)	1,369,164
Foreign currency translation gain (loss) attributable to noncontrolling interest	(17,956)	86,833	(22,975)	50,281

Comprehensive income attributable to China Recycling Energy Corp	$2,783,961	$10,609,004	$638,510	$5,064,165

Comprehensive income attributable to noncontrolling interest	$230,982	$770,131	$107,029	$214,441

Basic weighted average shares outstanding	46,474,350	40,707,568	46,474,350	42,199,576
Diluted weighted average shares outstanding *	51,285,245	55,084,616	51,379,091	55,447,423

Basic earnings per share	$0.07	$0.20	$0.03	$0.09
Diluted earnings per share *	$0.07	$0.16	$0.03	$0.07

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$3,495,625	$8,941,266
Adjustments to reconcile income including noncontrolling
interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(11,343,798)
Depreciation and amortization	26,518	29,418
Amortization of prepaid loan fees	40,429	-
Amortization of discount related to beneficial conversion feature	1,167,300	3,345,398
Interest expense from changes in fair value of conversion feature	(1,127,400)	(6,132,906)
Stock options and warrants expenses	112,814	1,445,327
Changes in deferred tax	567,071	607,580
(Increase) decrease in current assets:
Interest receivable on sales type leases	1,698,382	(1,777,472)
Collection of principal on sales type leases	4,278,032	3,286,197
Prepaid expenses	60,883	28,430
Accounts receivables	18,954,315	-
Other receivables	407,148	(1,370,926)
Construction in progress	(200,136)	(6,871,097)
Increase (decrease) in current liabilities:
Accounts payable	(697,805)	(3,066,667)
Taxes payable	(2,368,767)	(222,960)
Interest payable	2,142,313	2,314,017
Refundable deposit from customers	-	290,471
Accrued liabilities and other payables	295,943	(123,975)
Accrued interest on convertible notes	(100,182)	(237,064)

Net cash provided by (used in) operating activities	28,752,483	(10,858,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(679,757)	2,178,533
Acquisition of property & equipment	(262)	(4,071)

Net cash provided by (used in) investing activities	(680,019)	2,174,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	-	7,583,801
Notes receivable - bank acceptances	(76,101)	-
Notes payable - bank acceptances	-	(2,904,710)
Proceeds from loans	4,756,318	4,127,746
Repayment of loans	(1,902,527)	(917,277)
Long term payable	(583,506)	-
Repayment of advance from related parties	(3,418,368)	-

Net cash provided by (used in) financing activities	(1,224,184)	7,889,560

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(149,031)	283,075

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	26,699,249	(511,664)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	14,949,253	11,072,250

CASH & EQUIVALENTS, END OF PERIOD	$41,648,502	$10,560,586

Supplemental Cash flow data:
Income tax paid	$2,700,191	$1,395,651
Interest paid	$1,887,443	$1,163,756

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation to Nevada. The Company, through its subsidiaries, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”) and Huahong New Energy Technology Co, Ltd (Huahong), provides energy saving solution and services, including selling and leasing energy saving systems and equipment to customers.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation” from “China Digital Wireless, Inc.”

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

Under these two Joint-Operation Agreements, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") that was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the"Zhangzhi") and Xingtai Iron and Steel Company, Ltd. (the “Xingtai”), respectively. These two projects were completed and put into operation in February and August 2007, respectively

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement on April 8, 2007 were terminated.

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

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of June 30, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the construction contractor) to change the Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and to move the fourth 9MW waste heat generation system into Phase III of the project; as a result of entering into this supplementary agreement, the construction costs decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for the Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation.

On September 30, 2009, Xi’an TCH delivered three 6MW capacity Waste Gas Power Generation (“WGPG”) power generating systems to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) the “Cooperative Agreement”) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The terms of these contracts are for 10 years, and state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project (the “Repurchase Agreement”) with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18MW capacity power generating systems (the “Systems”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within three working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Repurchase Price”) to be paid in three installments within 180 days. In June 2012, the Company received the full payment of outstanding energy saving service fees and system repurchase price, and, as a result, ownership of the Systems was transferred to Shenmu and the Cooperative Contract was terminated.

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  As of December 31, 2011, the Company had paid the cash portion and issued 2,941,176 shares of common stock. For payment in full of the RMB 80,000,000 in shares, in connection with this transaction, the Company, as of December 31, 2011, recorded a gain on settlement of the debt of $8.3 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuCheng XinHengYuan Biomass Power Generation Co., Ltd. (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of June 30, 2012, Xi’an TCH had not yet commenced the CDM application process.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30 million) into Shengda as initial capital. In accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the Company and Xi’an TCH, Shengda was organized for the purpose of undertaking waste energy recycling projects from a steel and chemical company located in Pingshan county. However, final terms for the projects were not reached, and, as a result, Shengda is not currently operational. In July 2012, Shengda applied for cancellation of its registration with the appropriate authorities. A liquidation of Shengda’s assets will be completed within 45 days of its announcement, July 5, 2012.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (“ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with ShenQiu. Per the Transfer Agreement, ShenQiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay ShenQiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. As of June 30, 2012, $9,012,000 (RMB 57,000,000) was paid by Xi’an TCH to ShenQiu, of which $7.5 million was paid in cash and $1.5 million in notes maturing on various dates from September to December 2012. In July 2012, the remaining balance of $2.1 million was paid in full. On September 28, 2011, Xi’an TCH and ShenQiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12 MW biomass power generation systems to ShenQiu for $286,000 (RMB 1,800,000) per month for a term of 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On June 13, 2012, Huahong, a subsidiary of the Company, obtained preliminary approval from Department of Commerce of Shaanxi Province to reduce its investment amount from $10 million to $5 million and its registered capital from $10 million to $2.5 million.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2011 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Shengda Energy Technology Ltd Co. (“Shengda”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2012, the Company had accounts receivable of $0.14 million for outstanding monthly leasing payments from customers. As of December 31, 2011, the Company had accounts receivable of $19.11 million arising, in part, from the transfer of a set of 18MW capacity power generating systems to Shenmu by Xi’an TCH for $18.75 million (RMB 120 million) (the “Repurchase Price”). Shenmu paid 30% of the Repurchase Price within five working days of the Repurchase Agreement date, another 30% within 90 days of the Repurchase Agreement date and the remaining 40% within 180 days of the Repurchase Agreement date. Ownership of the Systems was transferred by the Company to Shenmu upon full payment of the Repurchase Price, which occurred in June 2012.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2012 or December 31, 2011.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of June 30, 2012 and December 31, 2011, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (codified in FASB ASC Topic 740).  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method. The following table presents a reconciliation of basic and diluted EPS:

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2012 and 2011:

	Six Months Ended		Three Months Ended
	2012	2011	2012	2011
Net income for common shares	$3,246,687	$8,257,968	$1,224,122	$3,695,001
Interest expense on convertible notes*	502,487	694,001	264,125	327,401
Net income for diluted shares	$3,749,174	$8,951,969	$1,488,247	$4,022,402

Weighted average shares outstanding – basic	46,474,350	40,707,568	46,474,350	42,199,576
Effect of dilutive securities:
Convertible notes	3,810,000	12,444,486	3,810,000	11,470,975
Options granted	1,000,895	1,912,122	1,094,741	1,760,488

Warrants granted	-	20,440	-	16,384

Weighted average shares outstanding – diluted	51,285,245	55,084,616	51,379,091	55,447,423
Earnings (loss) per share – basic	$0.07	$0.20	$0.03	$0.09
Earnings (loss) per share – diluted	$0.07	$0.16	$0.03	$0.07

*	Interest expense on convertible notes was added back to net income for the computation of diluted EPS.

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

New Accounting Pronouncements

 In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.

The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of June 30, 2012, there were no other recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of five and 13 years, respectively; and leased CHPG systems to Tong Chuan, Shengwei, and Jin Yang Shengwei respectively for five years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu for 11 years, and a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years. The components of the net investment in sales-type leases as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Total future minimum lease payments receivable	$394,702,553	$415,796,738
Less: executory cost	(116,868,961)	(121,384,498)
Less: unearned interest income	(146,314,949)	(158,110,200)
Net investment in sales - type leases	131,518,643	136,302,040
Current portion	9,060,139	8,725,345
Noncurrent portion	$122,458,504	$127,576,695

As of June 30, 2012, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2013	$35,558,920
2014	32,733,408
2015	26,252,595
2016	26,220,974
2017	26,220,974
Thereafter	247,715,682
Total	$394,702,553

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of June 30, 2012 and December 31, 2011 was $994,087 and $317,415, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to Shenqiu as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

Construction in progress was the amount paid for constructing power generation systems.  As of June 30, 2012, the Company has paid $19.72 million for Phase III of the Erdos TCH power generation system projects, and 12.83 million for the Shannxi Datong Coal Group Power Generation project (See Note 19). As of December 31, 2011, the Company had paid $19.77 million for Phase III of the Erdos TCH power generation system projects, and $12.70 million for the Shannxi Datong Coal Group Power Generation project (See Note 19). As of June 30, 2012, the Company is committed to paying an additional $8.74 million for Phase III projects, excluding quality deposits of $120,000, and $15.63 million for the Shannxi Datong Coal Group Power Generation project.

7. TAXES PAYABLE

Taxes consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Income	$(121,779)	$2,205,337
Business	275,046	305,141
VAT arising from transfer WGPG to Shenmu	379,453	380,898
Other	36,933	51,658
	$569,653	$2,943,034

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Employee training, labor union expenditure and social insurance payable	$304,640	$305,800
Consulting, auditing, and legal expenses	562,611	439,731
Accrued payroll and welfare	311,770	284,011
Accrued system maintenance expense	47,432	76,107
Other	345,697	173,909
Total	$1,572,150	$1,279,558

9.  RELATED PARTY TRANSACTIONS

As of June 30, 2012, advances to related parties totaled $443,728, including $478,861 to Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, and net of a $35,133 advance from the Company’s management, which bore no interest, and is payable on demand. As of December 31, 2011, advances from related parties totaled $2,981,977, including $2,941,043 from Erdos Metallurgy Co., Ltd., as an advance for the capital needs of Erdos TCH, and $40,934 advance from the Company’s management, respectively, which bore no interest, payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.38 million and $3.70 million for the six months ended June 30, 2012, and $11.51 million and $3.25 million for the six months ended June 30, 2011; $0.28 million and $1.84 million for the three months ended June 30, 2012, and $0.2 million and $1.85 million for the corresponding 2011 period, respectively.

On September 27, 2011, David Chong, the Company’s Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares of our Common Stock directly owned by Sino Way Limited, and beneficially owned by Mr. Chong were included in the previously discussed resale Form S-3 Registration Statement, as amended, initially filed by the Company with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

As of June 30, 2012, the total registered capital of Erdos TCH is $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the six months ended June 30, 2012 and 2011 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2012	2011
Net Revenue	$7,510,614	$6,387,265
Cost of Revenue	(4,215,028)	(3,663,910)
Gross Profit	3,295,586	2,724,355
Operating expenses	28,075	10,907
Income from operations	3,267,511	2,713,448
Non-operating income (expense)	(2,361,930)	4,477
Income tax expense	(226,395)	(679,481)
Net Income	$679,186	$2,038,444

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP for the six months ended June 30, 2012 and 2011:

	2012	2011
Net income per Chinese GAAP	$679,186	$2,038,444
Adjustments under US GAAP:
Revenue per sales-type lease	(7,134,477)	5,125,394
Cost of revenue	4,190,397	(5,072,460)
Income from operation	(2,264,894)	2,091,378
Interest income	3,703,026	1,785,208
Income before income tax	1,438,132	3,876,586
Deferred income tax expense	(193,443)	(460,095)
Net income per US GAAP	$1,244,689	$3,416,491

The following is an unaudited balance sheet of Erdos TCH, prepared under Chinese GAAP as of June 30, 2012 and December 31, 2011:

	2012	2011
Assets
Cash and equivalents	$19,676	$78,243
Other current assets	1,275,179	-
Property and equipment	47,575,714	49,069,745
Construction in process	23,413,713	23,481,662
Total Assets	$72,284,282	$72,629,650
Liabilities
Accounts payable	$39,526	$442,080
Other current liabilities	4,644,682	5,009,894
Long term loan	41,858,369	42,017,808
Total liabilities	46,542,577	47,469,782
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	1,616,665	1,714,014
Retained earnings	5,981,368	5,302,182
Total stockholders’ equity	25,741,705	25,159,868
Total liabilities and stockholders’ equity	$72,284,282	$72,629,650

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

As of June 30, 2012 and December 31, 2011, deferred tax liability consisted of the following:

	2012	2011
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$38,317	$33,146

Deferred tax asset — noncurrent (depreciation of fixed assets)	24,255,713	25,527,126
Deferred tax liability — noncurrent (net investment in sales-type leases)	(30,663,065)	(31,948,809)
Deferred tax liability, net of deferred tax asset – noncurrent	$(6,369,035)	$(6,388,537)
Deferred tax liability — current (net investment in sales-type leases)	$(2,179,262)	$(1,624,665)

12. INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Under the Chinese tax law, the tax treatment of finance and sales-type leases is similar to US GAAP.  However, the local tax bureau continues to treat CREG sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2012 and 2011 are 25% and 24%, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 2012 rate is expiring in August 2012. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2012 and 2011 is 25%.  Pingshan Shengda’s effective income tax rate for 2012 and 2011 is 25%. Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the six and three months ended June 30, 2012, would have been increased by $418,196 and $225,417, and earnings per share would have been reduced by $0.01 and $0.005, respectively.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of June 30, 2012, had net operating loss (“NOL”) carry forwards for income taxes of $9.60 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2012 and 2011, respectively:

	Six Months		Three Months
	2012	2011	2012	2011
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(11.8)%	(9.4)%	(15.5)%	(8.5)%
Effective tax holiday	(9.4)%	(6.2)%	(12.5)%	(7.2)%
Non tax-deductible expense	0.3%	8.8%	11.0%	13.8%
Other	-%	(0.3)%	-%	0.2%
Valuation allowance on US NOL	8.1%	(7.3)%	8.1%	(15.4)%
Tax per financial statements	21.2%	19.6%	25.1%	16.9%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in fair value of conversion feature liability.

The provision for income taxes expenses for the six and three months ended June 30, 2012 and 2011 consisted of the following:

	Six Months		Three Months
	2012	2011	2012	2011
Income tax expense - current	$375,010	$1,572,051	$176,787	$809,195
Income tax expense (benefit) - deferred	567,071	607,580	277,902	(25,494)
Total income tax expenses	$942,081	$2,179,631	$454,689	$783,701

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

Under the Agreement, the annual base interest rate is 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years. Erdos TCH provided a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku, the CEO, the Chairman of the Company’s Board of Directors and a major shareholder, provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of raising in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($6.8 million) were purchased by Xi’an TCH, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. The net long-term loan payable under this trust plan was $34.7 million (RMB 218,500,000) as of June 30, 2012 and December 31, 2011.

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.32%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,316 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of June 30, 2012, $3,320,211 of the principal was repaid and $1,422,947 will be repaid within one year, which is classified as a current liability.

The loan has the following covenants: (i) maintain the current assets and net assets at not less than $79 million (RMB 500 million); (ii) assets to liability ratio must not be less than 80%; and (iii) the current ratio must not be less than 2.5. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of June 30, 2012, the Company received $4,743,158 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.65%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,316 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of June 30, 2012, $948,632 of the principal was repaid and $1,897,263 will be repaid within one year which was classified as current liability, and $1,897,263 will be repaid after one year which was classified as noncurrent liability.

The loan was originally pledged with the system and revenue of the project ZhongBao. In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011. The loan has the following covenants: (i) maintain the current assets and net assets not less than $79 million (RMB 500 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. In the first quarter of 2011, the Company received a waiver letter from the Lender waiving all covenants.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,553,685 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of June 30, 2012, the Company received $20,553,685 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,581,053 (RMB 10,000,000). For the first nine months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. As of June 30, 2012, the Company had received $4,743,158 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $118,579 (RMB 750,000) as a re-guarantee service fee.

As of June 30, 2012, the future minimum repayment of all the bank loans to be made by years is as follows:

2012	$14,387,580
2013	7,747,158
2014	6,798,526
2015	1,581,052
Total	$30,514,316

Financing Agreement- - Sale Lease-Back Transaction (Long Term Payable)

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for 5 years for $8.15 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%).  The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $672 (RMB 4,250) to acquire the ownership of the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $410,283 (RMB 2,594,998).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000) and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee: amortized over five years. For the six months ended June 30, 2012 and 2011, $40,429 (RMB 255,000) and $0 was amortized; and $20,215 and $0 was amortized for the three months ended June 30, 2012 and 2011, respectively. The unamortized portion was recorded as prepaid loan fees of $80,634 and $241,901 into current and non-current portions, respectively, as of June 30, 2012.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction is a financing and will be recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of June 30, 2012 and 2011, the Company made repayments of $1,640,325 and $0 to Cinda Financial, respectively.

As of June 30, 2012, the future minimum payment to be made by years is as follows:

2013	$1,641,131
2014	1,641,131
2015	1,641,131
2016	1,641,133

Total	$6,564,526
Unamortized interest	(986,646)
Total long term payable	5,577,880
Current portion	1,234,665
Non current portion	$4,343,215

 14. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

 Convertible Notes from Carlyle

On November 16, 2007, the Company entered into a Stock and Notes Purchase Agreement with Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co. Investment, L.P. (together with CAGP, the “Investors”). Under the terms of the Purchase Agreement, the Company sold the Investors a 10% Secured Convertible Promissory Note of $5,000,000 (the “First Note”) with due date on November 16, 2009. The First Note was repaid in full on June 25, 2008 through a cross receipt arrangement by rescission the conversion of the principal amount by investors and issuance of 4,065,040 shares of Common Stock by the Company to the Investors at $1.23 per share for $5,000,000 for the repayment.

On April 29, 2008, the Company issued and sold to the Investors a new 5% Secured Convertible Promissory Note of $5,000,000 (the “Second Note”) with interest rate at 5% and maturity date on April 29, 2011. On April 29, 2009, CREG and the Investors amended and restated the 5% secured convertible promissory note (the “Second Note”). Accordingly, the Conversion Rights and Conversion Price were amended so that the holder of the Second Note has the right, but not the obligation, to convert all or any part of the outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note was considered to have a BCF starting from January 1, 2010 because the conversion price for this note was $1.154 as of April 29, 2011. Accordingly, the BCF of $3.15 million was recorded separately as unamortized BCF based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized BCF.  In June 2011, Carlyle converted the Second Note into 4,334,192 shares of the Company’s common stock at $1.154 per share. The effective date of the conversion was April 29, 2011.

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with an original maturity date of April 29, 2012. The note holder has the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to US $0.80.

On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay US$ 3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note is to take effect after the payment of the US$3 million transfer price and interest accrued after April 29, 2012 are paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. Under the Agreement, if Great Essential failed to pay the transfer price in full and any interest accrued thereon before June 30, 2012, this Agreement and the Note transfer were to be terminated. However, on July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective, June 30, 2012, in which all parties agreed to amend and extend the termination date of the Agreement from June 30, 2012 to August 30, 2012, and extended the maturity date of the 8% Secured Promissory Note, in the principal amount of $3,000,000, from July 28, 2012 to September 26, 2012 (See Note 20). In June 2012, the Company paid interest of $240,000 and Great Essential paid Note principal of $2.0 million to Carlyle.

Convertible Note and Loan Agreement with China Cinda and its Affiliate

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

Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda also entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu will raise 100 million RMB under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement do not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche will be the US dollar equivalent of RMB 100 million.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Loans can be exchanged (on the same terms as the Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. All proceeds from the Notes and the Loans will be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project.

Under the Note Agreement, the Notes shall be issued before August 18, 2011.  The Notes have a three-year maturity date from the date of the issuance of the first tranche.  The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the People’s Bank of China (the “PBOC”) for the second business day prior to each issuance.  Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus 2%.  If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount. As collateral for the notes, Mr. Ku, CEO of the Company entered into a Share Pledge Agreement with Cinda on August 18, 2010, to pledge each 4,500,000 shares of the Company’s common stock held by him to secure the first Note and the second note before its issuance, respectively.

Each Note has a conversion price at the lower of (i) US$2.46 per share or (ii) an amount equal to the Company’s EPS based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by seven.  The Notes will have a contingent BCF which will be recorded when the contingency is resolved.

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the fair value of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. Based on AU 560 - subsequent events, the conversion feature has been accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The FV of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 from unamortized discount due to BCF including the fully expensed unamortized portion as a result of repayment of the loans as described below.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated on August 18, 2010. Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated the transaction of the second tranche of RMB 50 million of the convertible note under the Note Agreement. The Company and Cinda also agreed that the Company will redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). There was additional 5% interest rate on any default in payment of the Redemption Price and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at 18% and should be payable by the Company on June 20, 2012 (was paid) and November 30, 2012, respectively.

Xi’an TCH repaid $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011. During the six and three months ended June 30, 2012, the Company amortized $1,167,300 and $583,650 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of June 30, 2012, there was no derivative liability as the Company has redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half on November 30, 2012, plus accrued interest at 18% based on the Supplemental Agreement dated December 9, 2011. During the six and three months ended June 30, 2012, the Company recorded interest expense of $382,487 and $178,362 on the $3.97 million (remaining RMB 25 million) of Cinda loan at 18%.

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

15. STOCK-BASED COMPENSATION PLAN

Options to Employees

 On August 4, 2008, the Company granted certain employees stock options under the Company’s 2007 Non-Statutory Stock Option Plan, which was later amended and restated in 2010, to acquire 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share. The options vest over three years and have a life of five years.

Based on the FV method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option granted to employees is recognized as compensation expense over the vesting period of each stock option award. The fair value of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification to the options that were cancelled on June 25, 2008. The grant date FV of options was $5.04 million.

On November 9 and 11, 2009, the Company and three option holders agreed to cancel vested but unexercised options for 87,000 vested but unexercised shares and forfeit unvested options for 203,0000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vest over three years and have a life of 5 years. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

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

As of December 31, 2011, the Company did not meet the financial goals of 2011; accordingly, the second tranche (one third of the total number of 2,200,000 options) was forfeited.

The options have a life of five years. The FV of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options was deemed independent of the others; therefore, the fair value of each tranche of the options will be fully expensed within each year.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	4,466,667	1.64	2.34
Exercisable at December 31, 2011	3,675,333	1.35	2.07
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	4,466,667	1.64	1.84
Exercisable at June 30, 2012	3,675,333	$1.35	1.57

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors on August 4, 2008.

The Company recorded $112,814 and $1,401,352 compensation expense for stock options to employees during the six months ended June 30, 2012 and 2011, respectively.  For three months ended June 30, 2012 and 2011, the Company recorded $87,030 and $332,272, respectively. There were no options exercised during the six and three months ended June 30, 2012 and 2011.

Options to Independent Directors

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, at $1.85 per share to three independent directors. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $183,000.

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, at $4.68 per share to another independent director. The options vest and become exercisable on the six-month anniversary of the grant date with a life of five years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $142,000.

On October 7, 2010, our Board of Directors(“BOD”) approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with China Cinda and its affiliate on August 18, 2010. At the same time, our BOD appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board of Directors to fill the vacancies on our BOD until their successors have been duly elected and qualified In connection with the appointment, our Board of Directors has authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $83,000.

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	210,000	2.60	3.05
Exercisable at December 31, 2011	210,000	2.60	3.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	210,000	2.60	2.55
Exercisable at June 30, 2012	210,000	$2.60	2.55

The Company recorded $0 and $43,975 compensation expense for stock options to independent directors during the six months ended June 30, 2012 and 2011, respectively. The Company recorded $0 and $2,962 during three months ended June 30, 2012 and 2011, respectively. No options were exercised during the six and three months ended June 30, 2012 and 2011.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The fair value of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	50,000	1.50	2.75
Exercisable at December 31, 2011	50,000	1.50	2.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	50,000	1.50	2.25
Exercisable at June 30, 2012	50,000	$1.50	2.25

The Company recorded $0 compensation expense for warrants to the IR firms for both the six and three months ended June 30, 2012 and 2011.  There were no warrants exercised during the six and three months ended June 30, 2012 and 2011.

16. SHAREHOLDERS’ EQUITY

Shares Issued for Asset Transfer

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Xueyi Dong (“Dong”), a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred a set of biomass systems (the “Biomass Systems”) to Xi’an TCH, and Xi’an TCH agreed to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. On November 22, 2011, our BOD approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  The Company paid the consideration (including both the cash and stock portion) in full in 2011.

As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, the difference between the amount payable to Dong of $11.78 million and the FV of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date.

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

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of June 30, 2012 and December 31, 2011, Xi’an TCH had outstanding notes receivable RMB 1,000,000 ($158,105) and RMB 520,000 ($82,528), respectively. At December 31, 2011, Xi’an TCH transferred commercial notes to vendors in lieu of payment for RMB 380,000 ($60,247); if the original remitters’ fail to pay the notes, Xi’an TCH will be responsible for making the payment; there was contingent liability of RMB 380,000 ($60,247) as of December 31, 2011.

19. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired on March 4, 2012. The monthly rental payment was $16,360. For the six months ended June 30, 2012 and 2011, the rental expense was $100,507 and $99,191; for the three months ended June 30, 2012 and 2011, the rental expense was $50,250 and $50,250, respectively. As of June 30, 2012, the Company renewed the lease for one year with the monthly payment increased by 8% since March 2012.

ShangHai TCH entered into a one-year renewable rental agreement to lease a virtual office effective April 1, 2011. The monthly payment is $260. For the six months ended June 30, 2012 and 2011, the rental expense was $1,609 and $780; for the three months ended June 30, 2012 and 2011, the rental expense was $809 and $780. The lease will be automatically renewed when expires.

Future minimum rental payments required under operating leases as of June 30, 2012 of $215,000 for 2013.

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

As of June 30, 2012, the projects of Erdos Phase III are under construction and the Company paid $19.72 million for Phase III of the Erdos TCH power generation system projects. As of June 30, 2012, the Company is committed to pay an additional $8.74 million for the Phase III projects, excluding quality deposits of $120,000 paid by the Company in 2011. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in second half of 2012. The Company currently expects to complete Phase III by the end of 2012.

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

As of June 30, 2012, the Company had paid $12.83 million for Shannxi Datong Coal Group Power Generation project. As of June 30, 2012, the Company is committed to pay an additional $15.63 million for the Shannxi Datong Coal Group Power Generation project. This project was previously halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company resumed the construction in April 2012 and expects to complete this project by the end of 2012.

20. SUBSEQUENT EVENTS

On July 24, 2012, the Company, Great Essential, Carlyle Asia Growth Partners III, L.P., and CAGP III Co-Investment, L.P. entered into an amendment, effective as of June 28, 2012, to the $3 million Convertible Promissory Note Transfer Agreement, dated April 28, 2012, the amendment, amongst other things, extended the termination date of the Agreement from June 30, 2012 to August 30, 2012, and extended the maturity date of the 8% Secured Promissory Note, in the principal amount of $3,000,000, from July 28, 2012 to September 26, 2012.

In July 2012, Shengda applied for cancellation of its registration with authority. The liquidation process will be completed within 45 days after its announcement on July 5, 2012.

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

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). These two projects were completed and put into operation in February and August 2007, respectively. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement were terminated.

Shengda Project

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up to undertake waste energy recycling projects from a steel and chemical company in Pingshan county in accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. However, final terms for the projects were not reached, and, as a result, Shengda is not currently operational. In July 2012, Shengda applied for cancellation of its registration with the appropriate authorities. A liquidation of Shengda’s assets will be completed within 45 days of its announcement, July 5, 2012. The liquidation is in process.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease term, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the term expires and all due rents are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

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

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project (the “Repurchase Agreement”) with Shenmu. Under the Repurchase Agreement, Shenmu will purchase the set of 18MW capacity power generating systems (the “Systems”) from Xi’an TCH and pay outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within three working days from the date of the Repurchase Agreement. Xi’an TCH will transfer the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Repurchase Price”) to be paid in three installments within 180 days. In June 2012, the Company received the full payment of the outstanding energy saving service fees and system repurchase price, and, as a result, ownership of the Systems was transferred to Shenmu and the Cooperative Contract was terminated.

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of June 30, 2012, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at approximately $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of June 30, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9 MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II the 3rd 9MW capacity electricity power generation system was completed and put into operation through sales type lease with terms similar to the Phase I project.

As of June 30, 2012, the Company paid $19.72 million for Phase III of the Erdos TCH power generation system projects. The Company currently expects to complete Phase III by the end of fiscal year 2012.

PuCheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), of which, $1.03 million (RMB 7 million) was payable to Dong, and $1.18 million (RMB 8 million) to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. As of December 31, 2011, the Company paid the consideration (including the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share. These shares have piggy back registration rights and are subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement, as amended, that we initially filed with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7 MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for nine years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of $380,000 (RMB 2.4 million) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. As of June 30, 2012, Xi’an TCH had not yet commenced the CDM application process.

In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank on July 1, 2011.

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

As of June 30, 2012, the Company had paid $12.83 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.89 million for the Shannxi Datong Coal Group Power Generation project. The project was previously halted due to business reorganization of Shannxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction of this project was resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenQiu YuNeng Thermal Power Co., Ltd. (the “ShenQiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by ShenQiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with ShenQiu. Per the Transfer Agreement, ShenQiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay ShenQiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. As of June 30, 2012, $9,012,000 (RMB 57,000,000) was paid by Xi’an TCH to the ShenQiu, of which $7.5 million was paid in cash and $1.5 million in notes maturing on various dates from September to December 2012. In July 2012, the remaining balance of $2.1 million was paid in full. On September 28, 2011, Xi’an TCH and ShenQiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12 MW biomass power generation systems to ShenQiu for $286,000 (RMB 1,800,000) per month for a term of 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. ShenQiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder. Total sales and interest income for this non-controlling interest was $0.38 million and $3.70 million for the six months ended June 30, 2012, and $11.51 million and $3.25 million for the six months ended June 30, 2011; $0.28 million and $1.84 million for the three months ended June 30, 2012, and $0.2 million and $1.85 million for the same 2011 period, respectively.

On September 27, 2011, David Chong, our Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares directly owned by Sino Way Limited, and beneficially owned by Mr. Chong were included in the previously discussed resale Form S-3 Registration Statement, as amended, initially filed by the Company with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$403,420	100%	$365,672	100%
Sales of systems	-	-%	72,544	20%
Contingent rental income	403,420	100%	293,128	80%
Cost of sales	28,568	7%	68,640	19%
Cost of systems	28,568	7%	68,640	19%
Gross profit	374,852	93%	297,032	81%
Interest income on sales-type lease	4,713,727	1168%	5,488,501	1501%
Total operating income	5,088,579	1261%	5,785,533	1582%
Total operating expenses	(809,140)	(201)%	(1,678,768)	(459)%
Income from operations	4,279,439	1060%	4,106,765	1123%
Total non-operating income (expenses), net	(2,470,624)	(612)%	536,097	147%
Income before income tax	1,808,815	448%	4,642,862	1270%
Income tax expense	454,689	113%	783,701	214%
Less: net income attributable to noncontrolling-interest	130,004	32%	164,160	45%
Net income attributable to China Recycling Energy Corp	$1,224,122	303%	$3,695,001	1011%

SALES. Total sales, including system sales and contingent rental income, for the three months ended June 30, 2012 was $0.40 million while total sales for the comparable period of 2011 was $0.37 million, a increase of $0.03 million as a result of increases in contingent rental income. Of the total sales, sales of systems for the three months ended June 30, 2012 was $0, as compared to $0.07 million for the comparable period of 2011, a decrease of $0.07 million. For the three months ended June 30, 2012, none of the Company’s power stations has been completed and sold. In comparison, net sales of systems for the comparable period of 2011 were due to the change of the exchange rate. For the three months ended June 30, 2012, the Company received contingent rental income of $0.40 million from usage of electricity in addition to the minimum lease payments, compared to $0.29 million for the comparable period in 2011. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended June 30, 2012 was $28,568 while our COS for the comparable period of 2011 was $68,640, a decrease of $40,072. This decrease was mainly due to the fluctuation in cost associated with contingent rentals.

GROSS PROFIT. Gross profit was $0.37 million for the three months ended June 30, 2012 compared to $0.30 million for the comparable period of 2011, a gross margin of 93% and 81% for the comparable period of 2012 and 2011, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2012 was $4.71 million, a $0.78 million decrease from $5.49 million for the comparable period of 2011. During the second quarter of 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. During the second quarter of 2011, the interest income was derived from 12 systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.81 million for the three months ended June 30, 2012 as compared to $1.68 million for the comparable period of 2011, a decrease of $0.87 million or 52%. The decrease was mainly due to $0.25 million for stock option compensation, $0.47 million for legal expense and $0.15 million for IR service, insurance and travel expense.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended June 30, 2012, net non-operating expense was $2.47 million compared to net non-operating income of $0.54 million for the comparable period of 2011. For the three months ended June 30, 2012, we had $1.67 million interest expense on loans, $0.85 million interest expense arising from the conversion feature of the convertible note from Carlyle and China Cinda. For the comparable period of 2011, we had $0.79 million interest expense on loans, $2.30 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, offset by $3.60 million from changes in fair value of conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $0.45 million for the three months ended June 30, 2012, a decrease of $0.33 million from $0.78 million for the comparable period of 2011. The decrease was mainly due to decreased sales and taxable income. The consolidated effective income tax rate for the three months ended June 30, 2012 and 2011 was 25.1% and 16.9%, respectively. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 and 2011 is 25%.

NET INCOME. Our net income for the three months ended June 30, 2012 was $1.22 million compared to $3.70 million for the comparable period of 2011, a decrease of $2.48 million. This decrease in net income was mainly due to the decreased total sales, interest income, and non-operating income on sales type leases compared with the comparable period of 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$550,973	100%	$11,928,821	100%
Sales of systems	-	-%	11,343,798	95%
Contingent rental income	550,973	100%	585,023	5%
Cost of sales	(42,951)	8%	(8,524,672)	71%
Cost of systems	(42,951)	8%	(8,524,672)	71%
Gross profit	508,022	92%	3,404,149	29%
Interest income on sales-type lease	9,527,977	1729%	10,626,804	89%
Total operating income	10,035,999	1822%	14,030,953	118%
Total operating expenses	(1,588,695)	289%	(3,446,457)	29%
Income from operations	8,447,304	1533%	10,584,496	89%
Total non-operating income (expenses), net	(4,009,598)	(728)%	536,401	4%
Income before income tax	4,437,706	805%	11,120,897	93%
Income tax expense	942,081	171%	2,179,631	18%
Less: net income attributable to noncontrolling interest	248,938	45%	683,298	6%
Net income attributable to China Recycling Energy Corp	$3,246,687	589%	$8,257,968	69%

SALES. Net sales of systems for the six months ended June 30, 2012 were $0.55 million while our net sales for the same period of 2011 were $11.93 million, a decrease of $11.38 million. The decrease was primarily due to no power station being completed and only $0.55 million from contingent rental income during six months ended June 30, 2012, but during the comparable period of 2011, we had completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements, and $0.59 million from contingent rental income. For the sales-type lease, sales and COS are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the six months ended June 30, 2012 was $0.04 million while our COS for the comparable period of 2011 was $8.52 million, a decrease of $8.48 million. There was no project completed and sold, compared to the comparable period of 2011, the 3rd 9MW capacity power station of Erdos Phase II project was the only system completed and sold.

GROSS PROFIT. Gross profit was $0.51 million for the six months ended June 30, 2012 compared to $3.4 million for the comparable period of 2011, a gross margin of 92% and 29% for the comparable period of 2012 and 2011, respectively.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2012 was $9.53 million, a $1.1 million decrease from $10.63 million for the comparable period of 2011.  During the six months ended June 30, 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. During the six months ended June 30, 2011, the interest income was derived from twelve systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.59 million for the six months ended June 30, 2012 as compared to $3.45 million for the comparable period of 2011, a decrease of $1.86 million or 54%. The decrease was mainly due to $0.11 million compensation expense for stock options during the six months ended June 30, 2012, compared to $1.45 million for the comparable period of 2011, a decrease of $1.34 million. There was a $0.50 million decrease in legal expenses compared to the six months ended June 30, 2011.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the six months ended June 30, 2012, net non-operating expense was $4.0 million as compared to non-operating income $0.54 million for the comparable period of 2011. In the six months ended June 30, 2012 we had $3.45 million interest expense on loans and $1.67 million interest expense arising from the BCF of the convertible note from Carlyle and China Cinda, but offset by $1.13 million from changes in fair value of BCF of the convertible note from China. In the six months ended June 30, 2011 we had $1.79 million interest expense on loans and $3.82 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $6.13 million from changes in fair value of conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $0.94 million for the six months ended June 30, 2012, a decrease of $1.24 million from $2.18 million for the comparable period of 2011. The decrease was mainly due to the decreased taxable income. The consolidated effective income tax rate for the six months ended June 30, 2012 and 2011 was 21.2% and 19.6%, respectively. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status, which was approved by taxing authorities and which will expire in August 2012. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 is 25%.

NET INCOME. Our net income for the six months ended June 30, 2012 was $3.25 million compared to $8.26 million for the comparable period of 2011, a decrease of $5.01 million. This decrease in net income was mainly due to no project being completed and sold and the decreased interest income from lease payments for energy saving systems compared with the comparable period of 2011.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2012 and 2011

As of June 30, 2012, the Company had cash and cash equivalents of $41.65 million, other current assets were $11.80 million and current liabilities were $35.28 million. Working capital was $18.17 million. The debt-to-equity ratio was 0.69:1 as of June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$28,752,483	$(10,858,761)
Investing Activities	(680,019)	2,174,462
Financing Activities	(1,224,184)	7,889,560

Net cash provided by operating activities was $28.75 million during the six months ended June 30, 2012, as compared to $10.86 million used in the comparable period of 2011. The increase in net cash inflow was mainly from increases in collection on accounts receivable from the sale of Shenmu system, and collections on sales type leases; however, those inflows were partially offset by decreased net income, increased payment of interest on notes and loans payable. While in the comparable period of 2011, the Erdos Phase II project commenced construction in 2010 and was completed in the first quarter of 2011, which resulted in cash inflow from construction in progress in 2011, but was partially offset by payments of $12.23 million for construction related to the Shannxi Datong Coal Group Power Generation Projects, and $1.72 million for the ShenQiu YuNeng Thermal Power Generation project. The construction was considered an operating activity due to the similar nature of producing inventory for sale. Cash received from collection of principal on sales type leases was $4.28 million in the six months ended June 30, 2012 compared with $3.29 million in the comparable period of 2011, an increase of $0.99 million.

Net cash used in investing activities was $0.68 million for the six months ended June 30, 2012, compared to $2.17 million inflow in the comparable period of 2011. The decrease of net cash used in investing activities was mainly due to the deposit of $0.68 million into the bank as restricted cash. In the comparable period of 2011, the cash inflow was due to the release of $2.18 million restricted cash from the bank.

Net cash used in financing activities was $1.22 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $7.89 million for the comparable period in 2011. The cash outflow in the six months ended June 30, 2012 included the repayment of a bank loan of $1.90 million, $3.42 million repayment to related parties, partially offset by the proceeds of a bank loan of $4.76 million. In comparison, for the comparable period of 2011, we had $7.58 million in proceeds from convertible notes from China Cinda, $4.1 million in proceeds from a bank loan, offset by repayment on notes payable (bank acceptances) of $2.90 million and repayment of bank loan for $0.92 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH in exchange paid Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price was to be the same price as the Company’s public offering price in the first public offering which occurred in 2010 or 2011 but in no circumstance less than $4 per share. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8. As of December 31, 2011, the Company recorded a gain of $8.25 million from issuance of the shares to Dong, which is the difference between the payable to Dong of $11.78 million and the fair value of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date,. The 2,941,176 shares issued were determined by using the stock price of $4 per share.

We believe we have sufficient cash to continue our current business through 2012 due to stable recurring receipts from sales-type leases in place. As of June 30, 2012, we have one TRT systems, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, two BMPG and one WHPG of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2012.

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

Contractual Obligations

Convertible Notes Payable – Carlyle

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million (the “Note”) to Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co-Investment, L.P., (CAGP III and together with CAGP, the “Carlyle”) with an original maturity date of April 29, 2012. The note holder had the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 10, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80. On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay $3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note is to take effect after the payment of the $3 million transfer price and interest accrued after April 29, 2012 are paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. Under the Agreement, if Great Essential failed to pay the transfer price in full and any interest accrued thereon before June 30, 2012, this Agreement and the Note transfer were to be terminated. However, on July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective, June 30, 2012, in which all parties agreed to amend and extend the termination date of the Agreement from June 30, 2012 to August 30, 2012, and extended the maturity date of the 8% Secured Promissory Note, in the principal amount of $3,000,000, from July 28, 2012 to September 26, 2012 (See Note 20). In June 2012, the Company paid interest of $240,000 and Great Essential paid Note principal of $2.0 million to Carlyle.

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

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised $13.69 million (RMB 93,120,000) through the sale of 93,120,000 trust units at RMB 1 per unit. All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH. The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all of its trust plan fundraising program, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units; the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.55 million (RMB 218,500,000) as of June 30, 2012.

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

Bank Long Term Loan

Xi’an TCH entered an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.32%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,316 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of June 30, 2012, $3,320,211 of the principal was repaid and $1,422,947 will be repaid within one year, which is classified as a current liability.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. As of June 30, 2012, the Company received $4,743,158 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.65%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,316 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of June 30, 2012, $948,632 of the principal was repaid and $1,897,263 will be repaid within one year which was classified as current liability, and $1,897,263 will be repaid after one year which was classified as noncurrent liability.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20,553,685 (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. As of June 30, 2012, the Company received $20,553,685 (RMB 130,000,000) of the loan. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,581,053 (RMB 10,000,000). For the first nine months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. As of June 30, 2012, the Company had received $4,743,158 (RMB 30,000,000) of the loan. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the loan, Xi’an TCH is required to make monthly interest payments and the principal will be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $118,579 (RMB 750,000) as a re-guarantee service fee.

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

Under the Note Agreement, the Notes were issued on or before August 18, 2011. The Notes have a three year maturity date from the date of the issuance of the first tranche. The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the PBOC for the second business day prior to each issuance. Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus two percent (2%). If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount.

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

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional 5% and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of 18% and should be payable by the Company on June 20, 2012 and November 30, 2012, respectively.

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

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for five years with an overall leasing fee of $8.15 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%). The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $672 (RMB 4,250) to acquire the ownership of the Assets. The quarterly minimum payment is $$410,283 (RMB 2,594,998). For 2011, the Company made repayment of $820,852 to Cinda Financial. In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000), which was amortized over five years, and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial as of June 30, 2012.

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

As of June 30, 2012, the Company paid $19.72 million for Phase III of the Erdos TCH power generation system projects. The Company is committed to pay an additional $8.74 million for the Phase III projects, excluding quality deposits of $120,000 paid by the Company in 2011. In October 2011, the Company temporarily suspended construction of the 25 MW plant due to the technical transformation and renovation of certain equipment and machinery by the customer; the Company expects to resume the construction of Erdos Phase III in second half of 2012. The Company currently expects to complete Phase III by the end of 2012.

Shannxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shannxi Datong Coal Group Steel Ltd Co (the “Shannxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shannxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shannxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shannxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shannxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project was scheduled to be completed in 12 months from construction commencement.

As of June 30, 2012, the Company had paid $12.83 million for Shannxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $15.63 million for the Shannxi Datong Coal Group Power Generation project. This project was previously halted due to a business reorganization of Shannxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The construction was resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: August 14, 2012	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: August 14, 2012	/s/ David Chong
David Chong Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012