Form 10-Q
period 2012-09-30
CHINA RECYCLING ENERGY CORP
filed 2012-11-14
CIK 721693

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-12536

China Recycling Energy Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-0093373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 8, 2012 was 50,224,350.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Nine Months Ended September 30, 2012 and September 30, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2012 and September 30, 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER, 31, 2011

	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$56,164,316	$14,949,253
Restricted cash	1,991,484	317,415
Notes receivable	-	82,528
Accounts receivable	156,123	19,113,812
Current portion of investment in sales type leases, net	9,543,015	8,725,345
Interest receivable on sales type leases	702,299	2,423,184
Prepaid expenses	83,661	145,615
Other receivables	163,570	530,283
Advance to related party	436,742	-
Prepaid loan fees - current	80,429	80,941

Total current assets	69,321,639	46,368,376

NON-CURRENT ASSETS
Prepaid interest on trust loans	809,021	814,169
Prepaid loan fees - noncurrent	221,180	283,293
Investment in sales type leases, net	119,639,375	127,576,695
Long term deposit	385,108	387,559
Property and equipment, net	77,897	116,815
Construction in progress	15,942,839	32,466,242

Total non-current assets	137,075,420	161,644,773

TOTAL ASSETS	$206,397,059	$208,013,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$673,282	$3,907,854
Notes payable - bank acceptances	2,523,261	634,830
Taxes payable	702,756	2,943,034
Accrued liabilities and other payables	1,454,327	1,279,558
Advance from related parties	-	2,981,977
Deferred tax liability	2,369,241	1,624,665
Accrued interest on convertible notes - current	201,366	168,000
Bank loans payable - current	13,877,937	6,983,129
Trust loans payable - current	3,154,077	3,174,150
Interest payable on trust loans	3,552,480	345,311
Convertible notes, net of discount due to beneficial conversion feature	3,377,596	4,626,645
Conversion feature liability on convertible notes	-	1,127,401
Current portion of long term payable	1,255,960	1,183,516

Total current liabilities	33,142,283	30,980,070

NONCURRENT LIABILITIES
Deferred tax liability, net	7,161,720	6,388,537
Refundable deposit from customers for systems leasing	583,504	587,218
Long term payable	4,008,886	4,999,718
Bank loans payable	13,562,530	20,790,681
Trust loans payable	31,304,211	31,503,436

Total noncurrent liabilities	56,620,851	64,269,590

Total liabilities	89,763,133	95,249,660

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized, 50,224,350 and 46,474,350 shares issued and outstanding as of September 30, 2012 and December 31, 2011 respectively	50,225	46,475
Additional paid in capital	58,613,191	55,416,140
Statutory reserve	7,632,331	7,051,843
Accumulated other comprehensive income	10,527,304	11,284,190
Retained earnings	35,675,240	34,414,271

Total Company stockholders' equity	112,498,291	108,212,919

Noncontrolling interest	4,135,635	4,550,570

Total equity	116,633,926	112,763,489

TOTAL LIABILITIES AND EQUITY	$206,397,059	$208,013,149

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenue
Sales of systems	$-	$29,927,036	$-	$18,583,238
Contingent rental income	1,027,180	846,579	476,207	261,556

Total revenue	1,027,180	30,773,615	476,207	18,844,794

Cost of sales
Cost of systems	75,456	22,850,068	32,505	14,325,396

Total cost of sales	75,456	22,850,068	32,505	14,325,396

Gross profit	951,724	7,923,547	443,702	4,519,398

Interest income on sales-type leases	14,114,986	16,093,099	4,587,009	5,466,295

Total operating income	15,066,710	24,016,646	5,030,711	9,985,693

Operating expenses
General and administrative	2,213,647	3,834,242	624,952	387,786
Loss on project termination	2,966,849	-	2,966,849	-
Total operating expenses	5,180,496	3,834,242	3,591,801	387,786

Income from operations	9,886,214	20,182,404	1,438,910	9,597,907

Non-operating income (expenses)
Interest income	130,893	84,966	58,582	26,324
Interest expense	(7,282,044)	(8,146,088)	(2,166,497)	(2,534,629)
Changes in fair value of conversion feature liability	1,127,400	9,978,573	-	3,845,667
Other expenses	17,338	(46,127)	111,100	(2,438)

Total non-operating income (expenses), net	(6,006,413)	1,871,324	(1,996,815)	1,334,924

Income (loss) before income tax	3,879,801	22,053,728	(557,905)	10,932,831
Income tax expense	2,425,970	4,369,257	1,483,889	2,189,626

Income (loss) before noncontrolling interest	1,453,831	17,684,471	(2,041,794)	8,743,205
Less: Income (loss) attributable to noncontrolling interest	(387,625)	771,271	(636,563)	87,973

Net income (loss) attributable to China Recycling Energy Corp	1,841,456	16,913,200	(1,405,231)	8,655,232

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	(756,886)	4,405,097	(294,160)	2,045,695
Foreign currency translation gain (loss) attributable to noncontrolling interest	(27,310)	160,786	(9,354)	73,953

Comprehensive income (loss) attributable to China Recycling Energy Corp	$1,084,570	$21,318,297	$(1,699,391)	$10,700,927

Comprehensive income (loss) attributable to noncontrolling interest	$(414,935)	$932,057	$(645,917)	$161,926

Basic weighted average shares outstanding	46,665,956	41,659,787	47,045,002	43,533,174
Diluted weighted average shares outstanding *	51,111,582	55,078,137	50,834,592	54,950,761

Basic earnings (loss) per share	$0.04	$0.41	$(0.03)	$0.20
Diluted earnings (loss) per share *	$0.04	$0.33	$(0.03)	$0.16

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

** For the purpose of calculating diluted earnings per share, the dilutive securities were excluded due to anti-dilution for the three months ended September 30, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$1,453,831	$17,684,471
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(29,927,036)
Loss on project termination	2,966,849	-
Depreciation and amortization	38,585	43,918
Amortization of prepaid loan fees	60,551	19,623
Amortization of discount related to beneficial conversion feature of convertible note	1,750,950	4,420,353
Interest expense from changes in fair value of conversion feature liability	(1,127,400)	(9,978,574)
Stock options and warrants expenses	200,800	1,610,897
Changes in deferred tax	1,574,393	2,015,593
(Increase) decrease in current assets:
Interest receivable on sales type lease	1,712,041	(1,299,323)
Collection of principal on sales type leases	6,281,461	5,283,212
Prepaid expenses	61,266	28,005
Accounts receivable	18,908,380	-
Other receivables	367,387	10,242
Construction in progress	13,413,237	(5,605,957)
Deposit	-	(375,832)
Increase (decrease) in current liabilities:
Accounts payable	(1,322,419)	5,701,341
Taxes payable	(2,230,106)	(543,434)
Interest payable	3,221,545	3,515,463
Refundable deposit from customers	-	292,420
Accrued liabilities and other payables	179,804	(632,332)
Accrued interest on convertible notes	33,366	(154,021)

Net cash provided by (used in) operating activities	47,544,521	(7,890,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(1,682,444)	2,193,151
Acquisition of property & equipment	(262)	(4,676)

Net cash provided by (used in) investing activities	(1,682,706)	2,188,475

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	-	7,583,801
Notes receivable - bank acceptances	82,318	-
Notes payable - bank acceptances	-	(2,924,202)
Proceeds from loans	1,741,333	4,155,444
Repayment of loans	(1,899,636)	(923,432)
Long term payable	(882,626)	6,274,151
Prepaid loan fees	-	(392,459)
Advance to related parties	(479,460)	(466,141)
Advance from related parties	(2,933,597)	300,839

Net cash provided by (used in) financing activities	(4,371,668)	13,608,001

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(275,084)	718,956

NET INCREASE IN CASH & EQUIVALENTS	41,215,063	8,624,461
CASH & EQUIVALENTS, BEGINNING OF PERIOD	14,949,253	11,072,250

CASH & EQUIVALENTS, END OF PERIOD	$56,164,316	$19,696,711

Supplemental cash flow data:
Income tax paid	$3,041,376	$2,825,975
Interest paid	$2,877,598	$1,726,085

Supplemental disclosure of non-cash financing activities

Conversion of convertible debt into common shares	$3,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Under these two Joint-Operation Agreements, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") that was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the “Zhangzhi") and Xingtai Iron and Steel Company, Ltd. (the “Xingtai”), respectively. These two projects were completed and put into operation in February and August 2007, respectively.

On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationships between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement on April 8, 2007 were terminated.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat powered generator systems (“CHPG”) for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jing Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan.  At the end of 2008, construction of the CHPG in Tong Chuan was completed and put into operation.  On June 29, 2009, construction of the CHPG in Jing Yang was completed and put into operation.

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the construction contractor) to change the Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and to move the fourth 9MW waste heat generation system into Phase III of the project; as a result of entering into this supplementary agreement, the construction costs decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation. On September 13, 2012, the Company terminated the Phase III power generation system construction due to termination of refining plant construction by Erdos as a result of changing business development strategy (See Note 6).

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  As of December 31, 2011, the Company had paid the cash portion and issued 2,941,176 shares of common stock for payment of RMB 80,000,000 in shares, in connection with this transaction, the Company, as of December 31, 2011, recorded a gain on settlement of the debt of $8.3 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with Pucheng XinHengYuan Biomass Power Generation Co., Ltd. (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of September 30, 2012, Xi’an TCH had not yet commenced the CDM application process.

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH was required to contribute cash of $4,559,271 (RMB 30 million) into Shengda as initial registered capital. In accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the Company and Xi’an TCH, Shengda was organized for the purpose of undertaking waste energy recycling projects from a steel and chemical company located in Pingshan County. However, final terms for the projects were not reached, and, as a result, Shengda is not currently operational. In September 2012, Shengda was liquidated and deregistered.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. As of September 30, 2012, all of the consideration had been paid in full. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12 MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On June 13, 2012, Huahong, a subsidiary of the Company, obtained preliminary approval from Department of Commerce of Shaanxi Province to reduce its investment from $10 million to $5 million and its registered capital from $10 million to $2.5 million.

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2011 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary, Pingshan Shengda Energy Technology Co., Ltd. (“Shengda”) (deregistered in September 2012) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

We construct and lease waste energy recycling power generating projects to our customers. We usually transfer ownership of the waste energy recycling power generating projects to our customers at the end of the lease.  Our investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. We finance construction of waste energy recycling power generating.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of Sales Tax.

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

Accounts Receivable

As of September 30, 2012, the Company had accounts receivable of $0.16 million for monthly lease payments from customers. As of December 31, 2011, the Company had accounts receivable of $19.11 million arising, in part, from the transfer of a set of 18MW capacity power generating systems to Shenmu by Xi’an TCH for $18.75 million (RMB 120 million) (the “Repurchase Price”). Shenmu paid 30% of the Repurchase Price within five working days of the Repurchase Agreement date, another 30% within 90 days of the Repurchase Agreement date and the remaining 40% within 180 days of the Repurchase Agreement date. Ownership of the Systems was transferred by the Company to Shenmu upon full payment of the Repurchase Price, which occurred in June 2012.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2012 or December 31, 2011.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of September 30, 2012 and December 31, 2011, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (codified in FASB ASC Topic 740).  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted EPS is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method. The following table presents a reconciliation of basic and diluted EPS:

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	2012	2011	2012	2011
Net income (loss) for common shares	$1,841,456	$16,913,200	$(1,405,231)	$8,655,232
Interest expense on convertible notes*	684,035	1,062,785	181,548	368,784
Net income (loss) for diluted shares	$2,525,491	$17,975,985	$(1,223,683)	$9,024,016

Weighted average shares outstanding – basic	46,665,956	41,659,787	47,045,002	43,533,174
Effect of dilutive securities:
Convertible notes	3,558,394	11,654,961	3,179,348	10,100,587
Options granted	887,232	1,747,412	610,242	1,315,250

Warrants granted	-	15,977	-	1,750

Weighted average shares outstanding – diluted	51,111,582	55,078,137	50,834,592	54,950,761
Earnings (loss) per share – basic	$0.04	$0.41	$(0.03)	$0.20
Earnings (loss) per share – diluted **	$0.04	$0.33	$(0.03)	$0.16

*	Interest expense on convertible notes was added back to net income for the computation of diluted EPS.
**	For the purpose of calculating diluted earnings per share, the dilutive securities were excluded due to anti-dilution for the three months ended September 30, 2012.

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

New Accounting Pronouncements

 In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.

The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of September 30, 2012, there were no other recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of 5 and 13 years, respectively; and leased CHPG systems to Tong Chuan, Shengwei, and Jing Yang Shengwei respectively for 5 years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu for 11 years, and a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years. The components of the net investment in sales-type leases as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Total future minimum lease payments receivable	$385,079,476	$415,796,738
Less: Executory cost	(114,553,886)	(121,384,498)
Less: Unearned interest income	(141,343,200)	(158,110,200)
Net investment in sales - type leases	129,182,390	136,302,040
Current portion	9,543,015	8,725,345
Noncurrent portion	$119,639,375	$127,576,695

As of September 30, 2012, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2013	$35,468,635
2014	30,599,522
2015	26,154,398
2016	26,154,398
2017	26,154,398
Thereafter	240,548,125
Total	$385,079,476

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of September 30, 2012 and December 31, 2011 was $1,991,484 and $317,415, respectively, held by the bank as collateral to issue bank acceptances. Of the $1,991,484 restricted cash as of September 30, 2012, $946,223 was deposited as a principal-guaranteed financial investment product with a term of 6 months. The Company endorses bank acceptances to Shenqiu as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

Construction in progress was the amount paid for constructing power generation systems.  As of September 30, 2012, the Company had construction in progress of $15.94 million for the Shanxi Datong Coal Group Power Generation project (See Note 19). As of December 31, 2011, the Company had construction in progress of $19.77 million for Phase III of the Erdos TCH power generation system projects; however, this construction was terminated in September 2012 due to the fact that Erdos stopped construction of the refining plant; and $12.70 million for the Shanxi Datong Coal Group Power Generation project. As of September 30, 2012, the Company was committed to pay an additional $12.80 million for the Shanxi Datong Coal Group Power Generation project.

In September 2012, Erdos TCH, Erdos and general contractor Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”) entered into an agreement to terminate the construction of Phase III of the power generation system projects due to he fact that Erdos stopped construction of the refining plant as a result of a change in business strategy. Cost of construction in progress which Erdos TCH paid for Phase III of the project was $19.86 million (RMB 125.44 million) at termination date, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments made for construction in progress; and Erdos compensated $3.58 million (RMB 22.04 million) to Erdos TCH for the loss, Erdos TCH in turn paid $0.32 million (RMB 2.0 million) to Hengfeng for the loss from the project termination; accordingly, Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from the termination of this project.

7. TAXES PAYABLE

Taxes consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Income	$9,880	$2,205,337
Business	277,077	305,141
VAT arising from transfer WGPG to Shenmu	378,489	380,898
Other	37,310	51,658
	$702,756	$2,943,034

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Employee training, labor union expenditure and social insurance payable	$303,867	$305,800
Consulting, auditing, and legal expenses	645,969	439,731
Accrued payroll and welfare	281,368	284,011
Accrued system maintenance expense	47,311	76,107
Other	175,812	173,909
Total	$1,454,327	$1,279,558

9.  RELATED PARTY TRANSACTIONS

As of September 30, 2012, advances to related parties totaled $436,742, including $477,645 to Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, and net of a $40,903 advance from the Company’s management, which bore no interest, and is payable on demand. As of December 31, 2011, advances from related parties totaled $2,981,977, including $2,941,043 from Erdos Metallurgy Co., Ltd., as an advance for the capital needs of Erdos TCH, and $40,934 advance from the Company’s management, respectively, which bore no interest, payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.66 million and $5.53 million for the nine months ended September 30, 2012, and $11.66 million and $5.09 million for the nine months ended September 30, 2011; $0.28 million and $1.84 million for the three months ended September 30, 2012, and $0.2 million and $1.84 million for the corresponding 2011 period, respectively.

On September 27, 2011, David Chong, the Company’s Chief Financial Officer and Secretary, in a private transaction exempt from registration under the Securities Act, became the sole stockholder of Sino Way Limited, an entity that owns 100,000 shares of our Common Stock. The 100,000 shares of our Common Stock directly owned by Sino Way Limited, and beneficially owned by Mr. Chong were included in the resale Form S-3 Registration Statement, as amended, initially filed by the Company with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

As of September 30, 2012, the total registered capital of Erdos TCH is $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under Chinese GAAP.  The main difference between US GAAP and Chinese GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under Chinese GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under Chinese GAAP for the nine months ended September 30, 2012 and 2011 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2012	2011
Net Revenue	$11,342,830	$9,978,008
Cost of Revenue	(6,318,199)	(5,726,613)
Gross Profit	5,024,631	4,251,395
Operating expenses	47,323	15,859
Income from operations	4,977,308	4,235,536
Non-operating income (expense)	(10,102,762)	6,612
Income tax expense	(226,051)	(1,060,537)
Net Income (loss)	$(5,351,505)	$3,181,611

The following is a reconciliation of net income per Chinese GAAP to net income per US GAAP for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net income (loss) per Chinese GAAP	$(5,351,505)	$3,181,611
Adjustments under US GAAP:
Revenue per sales-type lease	(10,685,452)	1,684,857
Cost of revenue	6,276,043	(3,072,599)
Loss from operations	(4,409,409)	(1,387,742)
Non-operating income	5,569,320	-
Interest income	3,550,695	2,758,928
Income before income tax	4,710,606	1,371,187
Deferred income tax expense	(1,297,224)	(696,444)
Net adjustments	3,413,383	674,743
Net income per US GAAP	$(1,938,122)	$3,856,354

The following is an unaudited balance sheet of Erdos TCH, prepared under Chinese GAAP as of September 30, 2012 and December 31, 2011:

	2012	2011
Assets
Cash and equivalents	$13,542	$78,243
Other current assets	18,903,441	-
Property and equipment	46,802,729	49,069,745
Construction in process	-	23,481,662
Total Assets	$65,719,712	$72,629,650
Liabilities
Accounts payable	$451,427	$442,080
Other current liabilities	3,846,686	5,009,894
Long term loan	41,752,090	42,017,808
Total liabilities	46,050,203	47,469,782
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	1,575,160	1,714,014
Retained earnings	(49,323)	5,302,182
Total stockholders’ equity	19,669,509	25,159,868
Total liabilities and stockholders’ equity	$65,719,712	$72,629,650

11. DEFERRED TAX

Deferred tax asset resulted from accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future; and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in the book. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of September 30, 2012 and December 31, 2011, deferred tax liability consisted of the following:

	2012	2011
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$38,220	$33,146

Deferred tax asset — noncurrent (depreciation of fixed assets)	22,755,145	25,527,126
Deferred tax liability — noncurrent (net investment in sales-type leases)	(29,955,085)	(31,948,809)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,161,720)	$(6,388,537)
Deferred tax liability — current (net investment in sales-type leases)	$(2,369,241)	$(1,624,665)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2012 and 2011 are 25% and 24%, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 2012 rate expired in August 2012. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong and Erdos TCH’s effective income tax rate for 2012 and 2011 is 25%.  Pingshan Shengda’s effective income tax rate for 2012 and 2011 is 25% (deregistered in September 2012). Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the nine and three months ended September 30, 2012, would have been increased by $670,757 and $252,561, and earnings per share would have been reduced by $0.01 and $0.005, respectively.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of September 30, 2012, had net operating loss (“NOL”) carry forwards for income taxes of $9.93 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2012 and 2011, respectively:

	Nine Months		Three Months
	2012	2011	2012	2011
U.S. statutory rates	34.0%	34.0%	(34.0)%	34.0%
Tax rate difference – current provision	(14.6)%	(8.1)%	(7.1)%	(6.9)%
Effective tax holiday	(17.3)%	(6.5)%	(45.3)%	(6.7)%
Non tax-deductible expense	5.5%	8.6%	35.6%	8.3%
Valuation allowance on PRC NOL	39.3%	3.6%	273.1%	7.6%
Valuation allowance on US NOL	15.6%	(11.8)%	43.7%	(16.3)%
Tax per financial statements	62.5%	19.8%	266.0%	20.0%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in FV of conversion feature liability.

The provision for income taxes expenses for the nine and three months ended September 30, 2012 and 2011 consisted of the following:

	Nine Months		Three Months
	2012	2011	2012	2011
Income tax expense - current	$851,577	$2,353,664	$476,567	$781,613
Income tax expense - deferred	1,574,393	2,015,593	1,007,322	1,408,013
Total income tax expenses	$2,425,970	$4,369,257	$1,483,889	$2,189,626

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

Under the Agreement, the annual base interest rate was 9.94% for A1 preferred trust fund units with a term of two years, 11% for A2 preferred trust fund units with a term of three years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four years. Erdos TCH provided a lien on its equipment, assets and accounts receivable to guarantee the loans under the Agreement. Xi’an TCH and Mr. Guohua Ku, the CEO, the Chairman of the Company’s Board of Directors and a major shareholder, provided unconditional and irrevocable joint liability guarantees to Beijing Trust for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($6.8 million) were purchased by Xi’an TCH, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. The net long-term loan payable under this trust plan was $34.5 million (RMB 218,500,000) as of September 30, 2012 and December 31, 2011, of which, $3.2 million was due within one year.

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.32%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of September 30, 2012, this loan had outstanding balance of $0.95 million which was to be repaid within one year, and was classified as a current liability.

The loan has the following covenants: (i) maintain the current assets and net assets at not less than $79 million (RMB 500 million); (ii) assets to liability ratio must not be less than 80%; and (iii) the current ratio must not be less than 2.5. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.65%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of September 30, 2012, this loan had outstanding balance of $2.84 million, of which, $1.89 million was to be repaid within one year and was classified as current liability, and $0.95 million will be repaid after one year and was classified as noncurrent liability.

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

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20.55 million (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,581,053 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of September 30, 2012, this loan had outstanding balance of $18.92 million, of which, $6.31 million was to be repaid within one year and was classified as current liability, and $12.62 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $118,579 (RMB 750,000) as a re-guarantee service fee.

As of September 30, 2012, the future minimum repayment of all the bank loans to be made by years is as follows:

2013	$13,877,937
2014	7,254,376
2015	4,731,115
2016	1,577,039
Total	$27,440,467

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000) and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee: amortized over five years. For the nine months ended September 30, 2012 and 2011, $60,551 (RMB 382,500) and $0 was amortized; and $20,122 and $0 was amortized for the three months ended September 30, 2012 and 2011, respectively. The unamortized portion was recorded as prepaid loan fees of $80,429 and $221,180 into current and non-current portions, respectively, as of September 30, 2012.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of September 30, 2012, the Company made repayments of $2,045,908 to Cinda Financial.

As of September 30, 2012, the future minimum payment to be made by years is as follows:

2013	$1,636,965
2014	1,636,965
2015	1,636,965
2016	1,227,722

Total	$6,138,617
Unamortized interest	(873,771)
Total long term payable	5,264,846
Current portion	1,255,960
Noncurrent portion	$4,008,886

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

On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay $3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note took effect after the payment of the $3 million transfer price and interest accrued after April 29, 2012 was paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. On July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective, June 30, 2012, in which all parties agreed to amend and extend the termination date of the Agreement from June 30, 2012 to August 30, 2012, and extended the maturity date of the 8% Secured Promissory Note in the principal amount of $3,000,000, from July 28, 2012 to September 26, 2012. In September 2012, Great Essential paid Carlyle in full for the note, including accrued interest and, after the note was transferred to Great Essential, Great Essential converted the note into 3,750,000 shares of the Company’s common stock at $0.80 per share in accordance with the terms of the transfer agreement.

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

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the FV of the conversion option is a derivative that has been bifurcated and treated as liability at the date of inception. The conversion feature has been accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The FV of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 from unamortized discount due to BCF including the fully expensed unamortized portion as a result of repayment of the loans as described below.

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

Xi’an TCH repaid $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011. During the nine and three months ended September 30, 2012, the Company amortized $1,750,950 and $583,650 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of September 30, 2012, there was no derivative liability as the Company has redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half on November 30, 2012, plus accrued interest at 18% based on the Supplemental Agreement dated December 9, 2011. During the nine and three months ended September 30, 2012, the Company recorded interest expense of $564,036 and $181,548 on the $3.97 million (remaining RMB 25 million) of Cinda loan at 18%.

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel vested but unexercised options for 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vest over three years and have a life of 5 years. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	4,466,667	$1.64	2.34
Exercisable at December 31, 2011	3,675,333	1.35	2.07
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	4,466,667	1.64	1.59
Exercisable at September 30, 2012	3,675,333	$1.35	1.32

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors on August 4, 2008.

The Company recorded $200,800 and $1,566,922 compensation expense for stock options to employees during the nine months ended September 30, 2012 and 2011, respectively.  For the three months ended September 30, 2012 and 2011, the Company recorded $87,986 and $165,570, respectively. There were no options exercised during the nine and three months ended September 30, 2012 and 2011.

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

On October 7, 2010, our Board of Directors approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with China Cinda and its affiliate on August 18, 2010. At the same time, our Board of Directors appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of our Board of Directors to fill the director vacancies until their successors have been duly elected and qualified. In connection with the appointment, our Board of Directors has authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $83,000.

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	210,000	$2.60	3.05
Exercisable at December 31, 2011	210,000	2.60	3.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	210,000	2.60	2.30
Exercisable at September 30, 2012	210,000	$2.60	2.30

The Company recorded $0 and $43,975 compensation expense for stock options to independent directors during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded $0 during three months ended September 30, 2012 and 2011, respectively. No options were exercised during the nine and three months ended September 30, 2012 and 2011.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2011	50,000	1.50	2.75
Exercisable at December 31, 2011	50,000	1.50	2.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	50,000	1.50	2.00
Exercisable at September 30, 2012	50,000	$1.50	2.00

The Company recorded $0 compensation expense for warrants to the IR firms for both the nine and three months ended September 30, 2012 and 2011.  There were no warrants exercised during the nine and three months ended September 30, 2012 and 2011.

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

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of September 30, 2012 and December 31, 2011, Xi’an TCH had outstanding notes receivable $0 and RMB 520,000 ($82,528), respectively.

19. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired on March 4, 2012. The monthly rental payment was $16,360. The Company renewed the lease for one year with the monthly payment increased by 8% since March 2012. For the nine months ended September 30, 2012 and 2011, the rental expense was $159,000 and $150,000; for the three months ended September 30, 2012 and 2011, the rental expense was $58,500 and $50,200, respectively.

ShangHai TCH entered into a one-year renewable rental agreement to lease a virtual office effective April 1, 2011. The lease will be automatically renewed when expires. The monthly payment is $260. For the nine months ended September 30, 2012 and 2011, the rental expense was $2,300 and $1,560, respectively; for the three months ended September 30, 2012 and 2011, the rental expense was $1,700 and $780, respectively.

Future minimum rental payments required under operating leases as of September 30, 2012 was approximately $90,000.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease term, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

On February 28, 2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shanxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project was scheduled to be completed 12 months from construction commencement.

As of September 30, 2012, the Company had paid $15.50 million for Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $12.80 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company resumed the construction in April 2012 and expects to complete one of the power stations by the end of 2012.

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

On June 23, 2004, we completed a stock exchange with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement, dated June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, we issued 13,782,636 shares of our common stock to the stockholders of Sifang Holdings, 89.7% of our post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

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

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009.

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

Shengda Project

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up to undertake waste energy recycling projects from a steel and chemical company in Pingshan County in accordance with and pursuant to a Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. However, final terms for the projects were not reached, and, as a result, Shengda was not operational. In July 2012, Shengda applied for cancellation of its registration with the appropriate authorities. In September 2012, Shengda was liquidated and deregistered.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi Iron. Shanghai TCH provided various investments and properties for the project including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng as discussed above. According to the transferred contracts, Shanghai TCH installed and owns a TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the lease, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the lease expires and all rents owed are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengwei Group – Tong Chuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jing Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation. Under the original agreement, the ownership of the cement low temperature heat power generation systems would belong to Shengwei from the date the projects were put into service. Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per KWH for an operating period of five years with the assurance from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system. Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement. On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to change the timing of title transfer to Shenwei from the date the projects put into operation to the end of the lease term. In addition, the supplementary agreement provided that Shanghai TCH will charge Shengwei based on actual power usage subject to a minimum of $0.31 million (RMB 2.1 million) per month during the operating period (lease term).

Shengwei Group – Jing Yang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jing Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation. Shanghai TCH charges Shengwei a technical service fee of $336,600 (RMB 2,300,000) monthly for the 60 months of the lease. Shengwei has the right to purchase the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of the lease. Shengwei is required to provide assurance of properly functioning two 2,500-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation. Shengwei Group collateralized the cement manufacturing lines in Jing Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period. Effective July 1, 2009, Shanghai TCH outsourced the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

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

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of September 30, 2012, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of September 30, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP with regards to the Erdos TCH project is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

In September 2012, Erdos TCH, Erdos and general contractor Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”) entered into an agreement to terminate the construction of Phase III of the power generation system projects due to the fact that Erdos stopped construction of the refining plant as a result of a change in business strategy. Cost of construction in progress which Erdos TCH paid for Phase III of the project was $19.86 million (RMB 125.44 million) at termination date, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments made for construction in progress; and Erdos compensated $3.58 million (RMB 22.04 million) to Erdos TCH for the loss, Erdos TCH in turn paid $0.32 million (RMB 2.0 million) to Hengfeng for the loss from the project termination; accordingly, Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from the termination of this project.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group that was established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for nine years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agrees to supply Xi’an TCH the nickel-alloy rotary kilns gas, water and compressed air free of charge, except salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsourced its operation and maintenance works to a third party for annual payments of $380,000 (RMB 2.4 million) for the whole operation period. In addition, Xi’an TCH shall be responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. As of September 30, 2012, Xi’an TCH had not yet commenced the CDM application process.

In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank on July 1, 2011.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.57 million (RMB 180 million). The lease term is 30 years. During the lease term, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

On February 28, 2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shanxi Datong Coal projects of two 3MW TRT and one 15MW WGPG systems described above.

As of September 30, 2012, the Company had paid $15.50 million for Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $12.80 million for the Shanxi Datong Coal Group Power Generation project. The project was previously halted due to business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction of this project was resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (the “Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. As of September 30, 2012, all of the consideration had been paid in full. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for a term of 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. Shenqiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder. Total sales and interest income for this non-controlling interest was $0.66 million and $5.53 million for the nine months ended September 30, 2012, and $11.66 million and $5.09 million for the nine months ended September 30, 2011; $0.28 million and $1.84 million for the three months ended September 30, 2012, and $0.2 million and $1.84 million for the corresponding 2011 period, respectively.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin; and Xi’an TCH’s subsidiary, Shengda (deregistered in September 2012) and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2012 and December 31, 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$476,207	100%	$18,844,794	100%
Sales of systems	-	%	18,583,238	99%
Contingent rental income	476,207	100%	261,556	1%
Cost of sales	32,505	7%	14,325,396	76%
Cost of systems	32,505	7%	14,325,396	76%
Gross profit	443,702	93%	4,519,398	24%
Interest income on sales-type lease	4,587,009	963%	5,466,295	29%
Total operating income	5,030,711	1056%	9,985,693	53%
Total operating expenses	(3,591,801)	(754)%	(387,786)	(2)%
Income from operations	1,438,910	302%	9,597,907	51%
Total non-operating income (expenses), net	(1,996,815)	(419)%	1,334,924	7%
Income (loss) before income tax	(557,905)	(117)%	10,932,831	58%
Income tax expense	1,483,889	312%	2,189,626	12%
Less: net income (loss) attributable to noncontrolling-interest	(636,563)	134%	87,973	0.47%
Net income attributable to China Recycling Energy Corp	$(1,405,231)	(295)%	$8,655,232	46%

SALES. Total sales, including system sales and contingent rental income, for the three months ended September 30, 2012 was $0.48 million while total sales for the comparable period of 2011 was $18.84 million, a decrease of $18.37 million as a result of decrease in sales of systems. Of the total sales, sales of systems for the three months ended September 30, 2012 was $0, as compared to $18.58 million for the comparable period of 2011, a decrease of $18.58 million. For the three months ended September 30, 2012, none of the Company’s power stations has been completed and sold, while in the comparable period of 2011, we completed and sold Shenqiu biomass power generation system. For the three months ended September 30, 2012, the Company received contingent rental income of $0.48 million from usage of electricity in addition to the minimum lease payments, compared to $0.26 million for the comparable period in 2011. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended September 30, 2012 was $32,505 while our COS for the comparable period of 2011 was $14,325,396, a decrease of $14,292,891. This decrease was mainly due to the fact that, unlike during the fiscal quarter ended September 30, 2011, the Company did not complete and sell a power generation system during the fiscal quarter ended September 30, 2012.

GROSS PROFIT. Gross profit was $0.44 million for the three months ended September 30, 2012 compared to $4.52 million for the comparable period of 2011. This decrease was mainly due to a blended gross margin for sales of systems and rental income of 93% and 24% for the comparable period of 2012 and 2011, respectively, as well as the decline in revenue.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2012 was $4.59 million, a $0.88 million decrease from $5.47 million for the comparable period of 2011. During the third quarter of 2012, interest income was derived from 11 systems: one TRT systems (the other system completed the lease term), two CHPG systems, two systems of the Erdos Phase I project, three systems of Erdos Phase II project, the Pucheng biomass power generation system, the Shenqiu biomass power generation system and Zhongbao WHPG system. During the second quarter of 2011, the interest income was derived from 12 systems: two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project, three systems from our Erdos Phase II project, the Pucheng biomass power generation system and the Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $3.59 million for the three months ended September 30, 2012 compared to $0.39 million for the comparable period of 2011, an increase of $3.20 million or 820%. The increase was mainly due to the loss resulting from termination of Erdos TCH Phase III power generation projects of $2.97 million.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended September 30, 2012, net non-operating expense was $2.0 million compared to net non-operating income of $1.33 million for the comparable period of 2011. For the three months ended September 30, 2012, we had $2.17 million interest expense on loans. For the comparable period of 2011, we had $2.53 million interest expense on loans, but this expense was offset by $3.85 million noncash income from changes in the fair value of the conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $1.48 million for the three months ended September 30, 2012, a decrease of $0.71 million from $2.19 million for the comparable period of 2011. The decrease was mainly due to decreased sales and taxable income. The consolidated effective income tax rate for the three months ended September 30, 2012 and 2011 was 266% and 20%, respectively. The increase in effective income tax rate was due to a valuation allowance on PRC NOL, which mainly resulted from losses resulting from the termination of Erdos TCH Phase III power generation system. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15%, as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 and 2011 is 25%.

NET INCOME. Our net income (loss) for the three months ended September 30, 2012 was a net loss of $1.41 million compared to net income of $8.66 million for the comparable period of 2011, a decrease of $10.06 million. This decrease in net income was mainly due to decreased total sales, increased operating expenses and increased non-operating expenses as explained above.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$1,027,180	100%	$30,773,615	100%
Sales of systems	-	%	29,927,036	97%
Contingent rental income	1,027,180	100%	846,579	3%
Cost of sales	75,456	7%	22,850,068	74%
Cost of systems	75,456	7%	22,850,068	74%
Gross profit	951,724	93%	7,923,547	26%
Interest income on sales-type lease	14,114,986	1,374%	16,093,099	52%
Total operating income	15,066,710	1,467%	24,016,646	78%
Total operating expenses	(5,180,496)	(505)%	(3,834,242)	(12)%
Income from operations	9,886,214	962%	20,182,404	66%
Total non-operating income (expenses), net	(6,006,413)	(584)%	1,871,324	6%
Income before income tax	3,879,801	378%	22,053,728	72%
Income tax expense	2,425,970	236%	4,369,257	14%
Less: net income (loss) attributable to noncontrolling interest	(387,625)	(37)%	771,271	3%
Net income attributable to China Recycling Energy Corp	$1,841,456	179%	$16,913,200	55%

SALES. Net sales of systems for the nine months ended September 30, 2012 were $1.03 million while our net sales for the comparable period of 2011 were $30.77 million, a decrease of $29.75 million. The decrease was primarily due to no power stations being completed and only $1.03 million from contingent rental income during the nine months ended September 30, 2012. During the comparable period of 2011, we completed and sold $29.93 million of the 3rd 9MW capacity power station of Erdos Phase II project and 12MW Shenqiu biomass power generation system, and received $0.85 million from contingent rental income. Sales-type lease, sales and COS are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the nine months ended September 30, 2012 was $0.07 million while our COS for the comparable period of 2011 was $22.85 million, a decrease of $22.78 million. No projects were completed and sold, unlike during the comparable period of 2011, when the 3rd 9MW capacity power station of Erdos Phase II project and the 12MW Shenqiu biomass power generation system were completed and sold.

GROSS PROFIT. Gross profit was $0.95 million for the nine months ended September 30, 2012 compared to $7.92 million for the comparable period of 2011. This decrease was mainly due to a blended gross margin for sales of systems and rental income of 93% and 26% for the comparable period of 2012 and 2011, respectively, as well as the decline in revenue.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2012 was $14.11 million, a $1.98 million decrease from $16.09 million for the comparable period of 2011.  During the nine months ended September 30, 2012, interest income was derived from 11 systems: one TRT systems (the other system completed its leasing term), two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. In comparison, during the nine months ended September 30, 2011, interest income was derived from 12 systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $5.18 million for the nine months ended September 30, 2012 as compared to $3.83 million for the comparable period of 2011, an increase of $1.35 million or 35%. The increase was mainly due to $2.97 million loss resulting from the termination of the Erdos TCH Phase III power generation projects.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the nine months ended September 30, 2012, net non-operating expense was $6.00 million as compared to non-operating income $1.87 million for the comparable period of 2011. In the nine months ended September 30, 2012, we had $7.28 million interest expense on loans and $1.13 million non-cash income from changes in fair value of BCF of the convertible note from China. In the nine months ended September 30, 2011 we had $8.15 million interest expense on loans and $9.98 million non-cash income from changes in the fair value of the conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $2.43 million for the nine months ended September 30, 2012, a decrease of $1.94 million from $4.37 million for the comparable period of 2011. The decrease was mainly due to decreased taxable income. The consolidated effective income tax rate for the nine months ended September 30, 2012 and 2011 was 62.5% and 19.8%, respectively. The increase in effective income tax rate was due to the valuation allowance on PRC NOL which mainly resulted from losses resulting from the termination of the Erdos TCH Phase III power generation projects. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status, which was approved by taxing authorities and which expired in August 2012. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 is 25%.

NET INCOME. Our net income for the nine months ended September 30, 2012 was $1.84 million compared to $16.91 million for the comparable period of 2011, a decrease of $15.07 million. This decrease in net income was mainly due to decreased total sales, increased operating expenses and increased non-operating expenses as explained above.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2012 and 2011

As of September 30, 2012, the Company had cash and cash equivalents of $56.16 million, other current assets were $13.16 million and current liabilities were $33.14 million. Working capital was $36.18 million. The debt-to-equity ratio was 0.68:1 as of September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$47,544,521	$(7,890,971)
Investing Activities	(1,682,706)	2,188,475
Financing Activities	(4,371,668)	13,608,001

Net cash provided by operating activities was $47.54 million during the nine months ended September 30, 2012, compared to $7.89 million used in the comparable period of 2011. The increase in net cash inflow was mainly from increases in collection on accounts receivable from the sale of Shenmu system, and collections on sales type leases, as well as cash received from Erdos and general contractor for compensating and returning previous payment made for constructing Erdos TCH Phase III power generating system due to termination of the project by Erdos, despite the fact that those inflows being partially offset by decreased net income. While in the comparable period of 2011, the Erdos Phase II project commenced construction in 2010 and was completed in the first quarter of 2011 and the Shenqiu project commenced in June and completed in the end of September of 2011, which resulted in cash inflow of $7.07 million and $3.46 million from construction in progress in 2011, respectively, these items were offset by payments of $5.60 million for construction related to the Shanxi Datong Coal Group Power Generation Projects and the Erdos Phase III project; The construction was considered an operating activity because it is similar in nature to producing inventory for sale. Cash received from collection of principal on sales type leases was $6.28 million in the nine months ended September 30, 2012 compared with $5.28 million in the comparable period of 2011, an increase of $1.00 million.

Net cash used in investing activities was $1.68 million for the nine months ended September 30, 2012, compared to $2.19 million inflow in the comparable period of 2011. The increase of net cash used in investing activities was mainly due to the deposit of $1.68 million into our bank as restricted cash. In the comparable period of 2011, the cash inflow was due to the release of $2.19 million restricted cash from our bank.

Net cash used in financing activities was $4.37 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $13.61 million for the comparable period in 2011. The cash outflow in the nine months ended September 30, 2012 included the repayment of a bank loan of $1.90 million, repayment of long-term payable of 0.88 million, and a $2.93 million repayment to related parties, which was partially offset by the proceeds of a bank loan of $1.74 million. In the comparable period of 2011, we had $7.58 million in proceeds from convertible notes from China Cinda, $4.15 million in proceeds from a bank loan and $6.27 million increase in long term payable, which was offset by a repayment on notes payable (bank acceptances) of $2.92 million and the repayment of a bank loan of $0.92 million, and $0.46 million advanced to related parties.

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

We believe we have sufficient cash to continue our current business through 2012 due to recurring receipts from sales-type leases in place. As of September 30, 2012, we have one TRT systems, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, two BMPG systems and one WHPG system of Zhongbao, currently generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2012.

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

Contractual Obligations

Convertible Notes Payable – Carlyle

On April 29, 2009, we issued an 8% Secured Convertible Promissory Note of $3 million (the “Note”) to Carlyle Asia Growth Partners III, L.P. (“CAGP”) and CAGP III Co-Investment, L.P., (CAGP III and together with CAGP, the “Carlyle”) with an original maturity date of April 29, 2012. The note holder had the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of our common stock, at any time on or after March 10, 2010 and prior to the maturity date (or such later date on which this note is paid in full), at a conversion price per share of common stock equal to $0.80. On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay $3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note took effect after the payment of the $3 million transfer price and interest accrued after April 29, 2012 was paid in full by the Great Essential. On July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective, June 30, 2012, in which all parties agreed to amend and extend the termination date of the Agreement from June 30, 2012 to August 30, 2012, and extended the maturity date of the 8% Secured Promissory Note, in the principal amount of $3,000,000, from July 28, 2012 to September 26, 2012 (See Note 20). In September 2012, Great Essential paid Carlyle in full for the note, including accrued interest and, after the note was transferred to Great Essential, Great Essential converted the note into 3,750,000 shares of the Company’s common stock at $0.80 per share in accordance with the terms of the transfer agreement.

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

On April 15, 2010, Beijing Trust completed the second expansion of the Plan. The second expansion of the Plan raised $13.69 million (RMB 93,120,000) through the sale of 93,120,000 trust units at RMB 1 per unit. All amounts raised under the Second Expansion of the Plan are to be loaned to Erdos TCH. The second expansion of the Plan includes 2,800,000 category A1 preferred trust units ($0.41 million), 5,000,000 category A2 preferred trust units ($0.73 million), 66,700,000 category A3 preferred trust units ($9.81 million) and 4,650,000 category B1 preferred trust units ($0.68 million) and 13,970,000 category B2 secondary trust units ($2.05 million). The B1 units were purchased by members of management of Erdos TCH and the B2 units were purchased by Xi’an TCH. With the completion of the second expansion, the Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan reached $44.1 million (RMB 300,000,000) and completed all of its trust plan fundraising program, of which, 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; 47,850,000 units were purchased by Xi’an TCH, of which, 46,250,000 ($6.8 million) were B2 units and 1,600,000 ($235,600) units were A1 units; the amount was considered as investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Category A1 units (RMB 35,250,000) were due and paid on December 3, 2011, of which, RMB 1,600,000 was invested by Xi’an TCH. The net long term loan payable under this trust plan was $34.55 million (RMB 218,500,000) as of September 30, 2012.

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

Bank Long Term Loans

Xi’an TCH entered an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 7.32%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of September 30, 2012, this loan had an outstanding balance of $0.95 million, which was to be repaid within one year, and was classified as a current liability.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.65%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of September 30, 2012, this loan had an outstanding balance of $2.84 million, of which, $1.89 million was to be repaid within one year and was classified as current liability, and $0.95 million will be repaid after one year and was classified as noncurrent liability.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20.55 million (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.94%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1.58 million (RMB 10,000,000). For the first nine months, the loan is in a grace period and there is no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku.  As of September 30, 2012, this loan had an outstanding balance of $18.92 million, of which, $6.31 million was to be repaid within one year and was classified as current liability, and $12.62 million will be repaid after one year and was classified as noncurrent liability.

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

Convertible note agreement with China Cinda and its affiliate

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

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional 5% due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") will accrue at a rate of 18% and should be payable by the Company on November 30, 2012.

In connection with the Supplementary Agreement, the Company, Xi’an TCH, Mr. Ku, Cinda and Kent International Industrial (Shenzhen) Limited (“Kent International”), an affiliate of Cinda also entered into an Agreement on Oversea’s Financial Payment on December 9, 2011, pursuant to which Xi’an TCH will make the two RMB 25 million ($3.97 million) payments to Kent International before December 31, 2011 and November 30, 2012 respectively if the Company cannot acquire equivalent U.S. Dollar currency to pay back the note to Cinda after its best efforts. If the Company is able to acquire U.S. Dollar currency to repay the Cinda note within one year of their due dates under Supplementary Agreement, it shall wire the U.S. Dollar payment to Cinda and Kent International shall return the equivalent RMB to Xi’an TCH at the exchange rate of the middle rate published by the People’s Bank of China on the date when Cinda receives such dollar payment. Shanghai TCH and Mr. Ku will provide joint liability guarantees to Kent International for payment obligations of the Company and Xi’an TCH. Shanghai TCH and Mr. Ku also entered into Guarantee Agreements with Kent International, respectively.

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

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial in turn leased the Assets to Xi’an TCH for five years with an overall leasing fee of $8.15 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%). The interest rate will increase if the five year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term and full payment of all leasing fees and other fees, Xi’an TCH can pay $672 (RMB 4,250) to acquire the ownership of the Assets. The quarterly minimum payment is $$410,283 (RMB 2,594,998). In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000), which was amortized over five years, and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial. As of September 30, 2012, the Company had made repayments of $2,045,908 to Cinda Financial.

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the lease, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“Kwh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 Kwh, 0.27 Kwh and 0.25 Kwh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

On February 28,2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for the Shanxi Datong Coal projects of two 3MW TRT systems and one 15 MW WGPG systems as described above. The project was scheduled to be completed 12 months after construction commencement.

As of September 30, 2012, the Company had paid $15.50 million for the Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $12.80 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The construction was resumed in April 2012 and the Company expects to complete one of the power stations by the end of 2012.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As disclosed on a Form 8-K, filed September 17, 2012, on September 17, 2012, the Company issued 3,750,000 shares of Common Stock of the Company to Great Essential, upon receipt of Great Essential’s conversion notice of the Company’s 8% Secured Convertible Promissory Note, dated April 29, 2009 in the principal amount of $3,000,000, at the stated conversion price per share of $0.8.

The issuance of shares to Great Essential was made in reliance on the exemptions from registration provided by (i) Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and (ii) Regulation S under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit Number	Description

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: November 14, 2012	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: November 14, 2012	/s/ David Chong
David Chong
Chief Financial Officer, Principal Accounting Officer and
Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012