Form 10-K
period 2012-12-31
CHINA RECYCLING ENERGY CORP
filed 2013-04-01
CIK 721693

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 000-12536

China Recycling Energy Corporation

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0093373

(I.R.S. Employer Identification No.)

12/F, Tower A
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi’an City, Shaanxi Province
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 29, 2012, the last business day of the registrant’s second fiscal quarter, was $30,907,534. For the purposes of this calculation, executive officers and directors are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2013, the registrant had 50,224,350 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

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

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 90% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd.  Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with a registered capital of $29.80 million.  Xi’an TCH was incorporated in Xi’an, Shannxi Province under the laws of the PRC on November 8, 2007. Huaxin was incorporated in Xingtai, PRC in November, 2007.  Erdos TCH was incorporated in April, 2009.  Huahong was incorporated in February, 2009

Our Projects

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group that was established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for nine years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agreed to supply Xi’an TCH the nickel-alloy rotary kilns gas, non-salty water and compressed air free of charge and salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsources its operation and maintenance obligations to a third party for annual payments of $380,000 (RMB 2.4 million). In addition, Xi’an TCH is responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. As of December 31, 2012, Xi’an TCH had not yet commenced the CDM application process.

In June 2011, the ZhongBao system was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”); the Company engaged a third party guarantee company to serve as guarantor for the loan, which was approved by the Industrial Bank on July 1, 2011.

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). These two projects were completed and put into operation in February and August 2007, respectively. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationship between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement was terminated. Xingtai power generation system lease term ended in January 2012, and, as a result, the system was subsequently transferred to Xingtai.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi. Shanghai TCH contributed various investments and properties to the project, including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to, the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng discussed above. Per the transferred contracts, Shanghai TCH installed and owns the TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the term of the lease, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the lease expires and all rents owed are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengda Project

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up to undertake waste energy recycling projects from a steel and chemical company in Pingshan County in accordance with and pursuant to a non-binding Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. However, final terms for the projects were not reached, and, as a result, Shengda was not operational. In July 2012, Shengda applied for cancellation of its registration with the appropriate authorities. In September 2012, Shengda was liquidated and deregistered.

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

Shengwei Group – Tongchuan Project

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jing Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation. Under the original agreement, the ownership of the cement low temperature heat power generation systems would have belonged to Shengwei starting from the date the projects were put into service. On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to change the timing of title transfer to Shengwei from the date the projects put into operation to the end of the lease term. Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per kWh for an operating period of five years, from the date that the project is put in service for power generation or eleven (11) months after the agreement date whichever comes first, with assurances from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system. Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement. On November 11, 2008, Shanghai TCH transferred all of its rights and obligations under the agreement to Xi’an TCH. In addition, the supplementary agreement entered into on May 20, 2009 provided that Xi’an TCH will charge Shengwei based on actual power usage subject to a minimum of $0.31 million (RMB 2.1 million) per month during the operating period (lease term).

Shengwei Group – Jing Yang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jing Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation pursuant to a waste heat power generation cooperative agreement entered into in November 2007. Shanghai TCH charges Shengwei a monthly technical service fee of $336,600 (RMB 2,300,000) for the 60 months of the lease, starting from the date that the project is put into service for power generation or 11 months after the date of the agreement whichever comes first. Shengwei has the right to purchase the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of the lease. Shengwei is required to provide assurances of properly functioning two 2,500-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation. Shengwei Group collateralized the cement manufacturing lines in Jing Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period. On November 11, 2008, Shanghai TCH transfered all of its rights and obligations under the agreement to Xi’an TCH. Effective July 1, 2009, Xian TCH started outsourcing the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JinYang to a third party for $732,000 (RMB 5,000,000) per year.

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2012, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP, with regards to the Erdos TCH project, is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no additional cost.

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

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without any charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system, was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II, the 3rd 9MW capacity electricity power generation system, was completed and put into operation through a sales type lease with terms similar to the Phase I project.

In September 2012, Erdos TCH, Erdos and the general contractor, Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”), agreed to terminate the construction of the Phase III power generation system projects due to the fact that Erdos, as a result of a change in its business strategy, stopped construction of the refining plant. As of the termination date, Erdos TCH incurred construction costs of $19.86 million (RMB 125.44 million). Of this amount, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments made for construction in progress and Erdos paid $3.58 million (RMB 22.04 million) to Erdos TCH for the loss. Erdos TCH, in turn, paid $0.32 million (RMB 2.0 million) to Hengfeng for losses resulting from the project’s termination. Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from the termination of this project.

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

Shenmu Project

 On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project (the “Contracts”). The Contracts are for 10 years and state that Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu. Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge. Under the Contracts, Shenmu will pay Xi’an TCH an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amounts as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. Xi’an TCH is responsible for operating the projects, which it does through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project. At the end of the 10-year term, ownership of the projects will be transferred to Shenmu at no charge. Shenmu provided a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH guaranteeing Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

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

Pucheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”), a natural person with Chinese citizenship, for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million); of which, $1.03 million (RMB 7 million) was payable to Dong, and $1.18 million (RMB 8 million) to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH agreed to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The Company has paid the consideration (including the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share pursuant to the terms of the agreement. The Company recorded a gain on settlement of debt of $8.3 million. These shares have piggy back registration rights and are subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement, as amended, that we initially filed with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

As of December 31, 2012, the Company had paid $19.27 million for the Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $10.02 million. The project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction of this project was resumed in April 2012 and the Company expects to complete one of the power stations by the middle of fiscal year 2013.

Shenqiu Biomass Thermal Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (the “Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. By the end of fiscal year 2012, all of the consideration had been paid in full. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for a term of 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. Shenqiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced in October 25, 2012 and is expected to be completed by the end of the first quarter of 2013. As of this report date, the completion date of this project is on schedule. The total cost of the project is $10.82 million. During the construction period, Xi'an TCH agreed to stop charging Shenqiu rental fees until the completion of the reformation.

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

Stringent Environmental Standards and Increasing Government Supports

Since energy is a major strategic issue affecting the development of the Chinese economy, the Chinese government has promoted the development of recycling and encouraged enterprises to use waste energy recycling projects of the type we sell and service.  Similar to previous five year periods, the China National Environment Protection Plan, for the Twelfth five year period (2011-2015), is focused on high energy consumption industries, including specific programs to support the building of waste energy recycling projects for application in iron, steel and nonferrous metal plants and in cement production lines. Given the worsening environment and insufficient energy supply in China, the Chinese government has implemented policies to curb pollution and reduce wasteful energy usage. The Renewable Energy Law, strict administrative measures to restrict investment and force consolidation in energy wasting industries, and the requirement to install energy-saving and environment protecting equipment whenever possible are just some ways the government is emphasizing the need to reduce emissions and to maximize energy creation. Local government officials, who sometimes flout central government policies for the sake of local GDP growth, are now required to tie emission, energy usage and pollution to GDP growth.  If local emissions of pollutants grow faster than the local GDP, these local officials face the risk of losing their jobs.  Such determination and strict enforcement by the central and local governments provide a good backdrop and growth opportunity for CREG’s business activities.

The following tables show the funds invested, or expected to be invested, in the environmental protection industry by the Chinese government.

Source: China National Environmental Protection Plan in the Twelve Five Years (2011-2015).

According to China’s National Energy Board, recycled energy accounted for 9.6% of China’s total energy consumption during 2010 and has increased steadily since then; our expectation is that this percentage will continue to increase. Because of environmental protection pressure, expanded efforts to improve infrastructure in western China with the related increase in production of cement and other heavy industrial products and emphasis on additional sources of electricity, demand for recycled energy, as a special and stable energy resource, should continue to grow in China.

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

Customers of our energy recycling projects may also qualify for credits from the Clean Development Mechanism (“CDM”). The CDM is an international arrangement under the Kyoto Protocol allowing industrialized countries with a greenhouse gas reduction commitment to invest in ventures that reduce emissions in developing countries as an alternative to more expensive emission reductions in their own countries. In 2005, China’s government promulgated “Measures for Operation and Management of Clean Development Mechanism Projects in China” (“China CDM Measures”) to facilitate the application and operation of CDM project activities in China. Our energy recycling solutions are of a kind which falls into the beneficial categories accredited by the China CDM Measures. If our customers can get approval from the Chinese government and successfully register their projects in the United Nations’ CDM Executive Board, they can receive additional revenue income through exchanging their Certified Emission Reductions (“CER”) credits with investors in industrialized countries. As of February 22, 2013, 1,128 China CDM projects received CER credits from the United Nations.

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

China is one of the largest producers and consumers of nonferrous metals in the world. However, the global economic downturn has slowed the momentum of China's nonferrous metal industry after keeping high-speed growth for almost a decade. A detailed three-year stimulus plan to support the nonferrous metal industry was released in the beginning of 2009 by China’s State Council. Its purpose is to help the nonferrous metal sector maintain steady operations in 2009 and achieve a sustainable development by 2011. China’s nonferrous metal import and export value increased 3.7% in 2012 from 2011, and the output of the ten major types of nonferrous metals was 36.91 million tons in 2012, an increase of 9.3% from 2011.

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

Cement Industry

The Chinese construction industry accounted for approximately 6.8% of gross domestic product (GDP), contributing RMB 3.55 trillion in 2012. In November 2008, China launched an approximately $593 billion (RMB 4 trillion) fiscal stimulus package to bolster the economy, focusing on infrastructure projects such as new railways, roads, and airports.  Against this backdrop, the cement industry experienced significant growth. According to a February 2009 article of China’s Securities News, China’s total investment in the cement industry reached $15 billion (RMB 105 billion) in 2008, a 60% increase from 2007.  Of the investment, 65% was spent on New Suspension Pre-heater Dry Process (“NSP”) cement clinker production in 2008, a 10% increase from 2007. NSP cement clinker production can use waste energy recycling projects to utilize medium and low temperature residual heat from the cement production as a source to generate electricity.

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

Our Strategies

Focus on Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 190MW in 2013 and 230MW in 2014, respectively.

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

Continually Enhance Research and Development Efforts

In 2012 and 2011, we invested about $0.65 million and $0.55 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 100% of revenue in 2012, 2011 and 2010.

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

Research and Development

In 2012 and 2011, we invested about $0.65 million and $0.55 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. All of the individuals that comprise our research and development staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

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

Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies; however, smaller private companies occasionally employ a BOT model to provide waste to energy systems. The state-owned enterprises include Equipment and System Engineer Co., Ltd. of Hangzhou Steam Turbine & Power Group (Hangzhou Turbine) and Energy Saving Development Co., Ltd of China National Material Group, Sinoma Development Co., Ltd. The private companies include China Senyuan Electronic Co., Ltd., Dalian East New Energy Development Co. Ltd., Top Resource Conservation Engineering Co., Ltd. and Nanjing Kaisheng Kaineng Environmental Energy.

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

We believe that we offer advantages over our competitors in several ways:

•	Our management team has over 20 years of industry experience and expertise;
•	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;
•	We have the capabilities and experience in undertaking large scale projects; and
•	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2012, we had 166 employees:

Management:	10 Employees

Administration:	9 Employees

Marketing:	27 Employees

Research & Development:	36 Employees

Accounting & Finance:	12 Employees

Project Officer:	72 Employees, including 69 operators

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 5.5% in 2012. Clean energy power generation increased largely in 2012. The clean energy consumption increased 28.5% to 1066.2 billion kWh, which is 21.4% of the total amount of electricity, an increase of 3.9% from 2011. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2013 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

As directed by SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports. Our management may conclude that our internal controls over our financial reporting are not effective, which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our reporting processes, which could adversely impact the market price of our common stock.

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

The PRC Labor Contract Law was adopted by the Standing Committee of the National People’s Congress of PRC in June 2007 and became effective on January 1, 2008 and was recently amended on December 28, 2012, such amendment effective starting July 31, 2013. The Implementation Rules of the PRC Labor Contract Law were passed by the PRC State Council in September 2008 and became effective that same month. The implementation of the new law and its Implementation Rules, particularly the following provisions, may increase our labor costs: (a) an employer shall make monetary compensation, which shall be based on the number of an employee’s working years with the employer at the rate of one month’s wage for each year, to the employee upon termination of an employment contract with certain exceptions (for example, in circumstances where the term of a fixed-term employment contract expires and the employee does not agree to renew the contract even though the conditions offered by the employer are the same as or better than those stipulated in the current contract); (b) the wages of an employee who is on probation may not be less than the lowest wage level for the same job with the employer or less than 80% of the wage agreed upon in the employment contract, and may not be less than the local minimum wage rate; (c) if an employee has been working for the employer for a consecutive period of not less than 10 years, or if a fixed-term employment contract with an employee was entered into on two consecutive occasions, generally the employer should enter into an open-ended employment contract with such employee, unless the employee requests a fixed-term employment contract; (d) if an employer fails, in violation of the related provisions, to enter into an open-ended employment contract with an employee, it shall in each month pay to the employee twice his wage, starting from the date on which an open-ended employment contract should have been entered into; (e) if an employer fails to enter into a written employment contract with an employee more than one month but less than one year after the date on which it started employing him, it shall in each month pay to the employee twice his wage; and (f) if an employer hires an employee whose employment contract with another employer has not yet been terminated or ended, causing the other employer to suffer a loss, the later hiring employer shall be jointly and severally liable with the employee for the compensation for such loss. Our labor costs may increase due to the implementation of the new PRC Labor Contract Law and the Implementation Rules of the PRC Labor Contract Law and our business and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease three office spaces, one in Xi’an, one in Shanghai and one in Beijing. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC. Our leased office space in Beijing is located at Apt 101, Unit 7, Building C, Fenghuahaojing, Xuanwu District, Beijing, PRC. Average monthly rent for all locations was $17,503 in 2011 and $20,000 in 2012.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CREG.” Prior to March 22, 2010, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the symbol “CREG”. On August 6, 2004 we changed our name from Boulder Acquisitions, Inc. to China Digital Wireless, Inc. and changed our symbol from “BAQI” to “CHDW.” On March 8, 2007, we changed our name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and changed our symbol from “CHDW” to “CREG”.  On March 13, 2013, the last reported sales price for our common stock was $1.08 per share. As of March 13, 2013, there were 50,224,350 shares of our common stock outstanding held by approximately 2,752 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2012 and 2011:

	2012				2011
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$1.21	$1.20	$3.30	$1.34	$1.47	$2.10	$2.81	$3.22

Low	0.80	0.78	0.91	1.12	1.12	.90	1.77	2.26

Dividend Policy

We did not pay any cash dividends on our common stock in 2011 or 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during the quarter ended December 31, 2012.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2012 that were either approved or not approved by our shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,733,333	$1.36	0

Equity compensation plans not approved by security holders	-	$-

Total	3,733,333	$1.36	0

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

OVERVIEW OF BUSINESS BACKGROUND

The Company was incorporated on May 8, 1980 as “Boulder Brewing,” under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation.” The Company, through its subsidiaries Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”) and Huahong New Energy Technology Co, Ltd, sells and leases energy saving systems and equipment to its customers.

Historical Overview

In September 2001, Boulder Brewing changed its state of incorporation from Colorado to Nevada and its name to Boulder Acquisitions, Inc., or Boulder Acquisitions. From the date of reincorporation until June 23, 2004, Boulder Acquisitions had no material operations or assets.

On June 23, 2004, Boulder Acquisitions completed a stock exchange with the stockholders of Sifang Holdings Co., Ltd. (“Sifang Holdings”). The exchange was consummated under Nevada and Cayman Islands law pursuant to the terms of a Securities Exchange Agreement, dated June 23, 2004 by and among Boulder Acquisitions, Sifang Holdings and the stockholders of Sifang Holdings. Pursuant to the Securities Exchange Agreement, Boulder Acquisitions issued 13,782,636 shares of its common stock to the stockholders of Sifang Holdings, 89.7% of its post-exchange issued and outstanding common stock, for 100% of the outstanding capital stock of Sifang Holdings.

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

In December 2006, we began to conduct business in the energy saving and recycling industry, including purchasing equipment, devices, hardware and software for the construction and installation of TRT systems and other renewable energy products. TRT is an electricity generating system that utilizes the exhaust pressure and heat produced in the blast furnace of steel mills to generate electricity. TRT has commercial value, because TRT allows steel mills to use waste heat and steam to produce electricity for the operation of the mills.

Current Business

Our current business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment will be from Xi’an TCH, a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009.

Hebei Xingtai Steel Group Project

On April 8, 2007, our Board of Directors approved and made effective a TRT Project Joint-Operation Agreement (“Joint-Operation Agreement”) which was conditionally entered into on February 1, 2007 between Shanghai TCH and Xi’an Yingfeng Science and Technology Co., Ltd. (“Yingfeng”). Under the Joint-Operation Agreement, Shanghai TCH and Yingfeng jointly pursued a project to design, construct, install and operate two TRT systems for Xingtai Iron and Steel Company, Ltd. (“Xingtai”). These two projects were completed and put into operation in February and August 2007, respectively. On October 31, 2007, Shanghai TCH entered an asset-transfer agreement with Yingfeng. The terms and conditions of this agreement required the transfer of all electricity-generating related assets owned by Yingfeng to Shanghai TCH. As a result, the contractual relationship between Shanghai TCH and Yingfeng under the TRT Project Joint-Operation Agreement was terminated. Xingtai power generation system lease term ended in January 2012, and, as a result, the system was subsequently transferred to Xingtai.

Shengda Project

On March 15, 2011, the Company incorporated a new wholly owned subsidiary Pingshan County Shengda Energy Technology Co., Ltd (“Shengda”). Xi’an TCH contributed cash of $4,559,271 (RMB 30,000,000) into Shengda as initial capital. Shengda was set up to undertake waste energy recycling projects from a steel and chemical company in Pingshan County in accordance with and pursuant to a non-binding Recycling Economy Projects Cooperative Framework Agreement entered into by the parties. However, final terms for the projects were not reached, and, as a result, Shengda was not operational. In July 2012, Shengda applied for cancellation of its registration with the appropriate authorities. In September 2012, Shengda was liquidated and deregistered.

Shanxi Zhangzhi Steel Group Project

Under the Joint-Operation Agreement discussed above, Shanghai TCH and Yingfeng also jointly pursued a project, which was entered into between Yingfeng and Zhangzhi Iron and Steel Company, Ltd. (“Zhangzhi”) on June 22, 2006, to design, construct, install and operate a TRT system for Zhangzhi. Shanghai TCH contributed various investments and properties to the project, including cash, hardware, software, equipment, major components and devices. In return, Shanghai TCH obtained all the rights, titles, benefits and interests that Yingfeng originally had under the Project Contract, including but not limited to, the regular cash payments made by Xingtai and other property rights and interests. On October 31, 2007, Shanghai TCH acquired this contract as part of its asset-transfer agreement with Yingfeng discussed above. Per the transferred contracts, Shanghai TCH installed and owns the TRT system and leases it to Zhangzhi for 13 years, from July 25, 2007 to July 25, 2020. During the term of the lease, Zhangzhi will pay Shanghai TCH a monthly rent of $0.16 million (RMB 1.1 million). After the lease expires and all rents owed are paid, Shanghai TCH will transfer the title of the system to Zhangzhi free of charge.

Shengwei Group – Tong Chuan

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW cement low temperature heat power generation systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jing Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the cement low temperature heat power generation in Tong Chuan was completed at a cost of $6,191,000 (RMB 43,000,000) and put into operation. Under the original agreement, the ownership of the cement low temperature heat power generation systems would have belonged to Shengwei starting from the date the projects were put into service. On May 20, 2009, Shanghai TCH entered into a supplementary agreement with Shengwei Group to change the timing of title transfer to Shengwei from the date the projects put into operation to the end of the lease term. Shanghai TCH is responsible for the daily maintenance and repair of the projects, and charges Shengwei a monthly electricity fee based on the actual power generated by the projects at 0.4116 RMB per kWh for an operating period of five years, from the date that the project is put in service for power generation or eleven (11) months after the agreement date whichever comes first, with assurances from Shengwei of a properly functioning 5,000-tons-per-day cement manufacturing line and not less than 7,440 heat hours per year for the electricity generator system. Shengwei Group collateralized the cement manufacturing line in Tong Chuan to guarantee its obligations to provide the minimum electricity income from the power generator system under the agreement during the operating period. At the end of the five-year operating period, Shanghai TCH will have no further obligations under the cooperative agreement. On November 11, 2008, Shanghai TCH transferred all of its rights and obligations under the agreement to Xi’an TCH. In addition, the supplementary agreement entered into on May 20, 2009 provided that Xi’an TCH will charge Shengwei based on actual power usage subject to a minimum of $0.31 million (RMB 2.1 million) per month during the operating period (lease term).

Shengwei Group – Jing Yang Project

On June 29, 2009, construction of the cement low temperature heat power generation system in Jing Yang was completed at a cost of $7,318,000 (RMB 50,000,000) and put into operation pursuant to a waste heat power generation cooperative agreement entered into in November 2007. Shanghai TCH charges Shengwei a monthly technical service fee of $336,600 (RMB 2,300,000) for the 60 months of the lease, starting from the date that the project is put into service for power generation or 11 months after the date of the agreement whichever comes first. Shengwei has the right to purchase the cement low temperature heat power generation system for $29,000 (RMB 200,000) at the end of the lease. Shengwei is required to provide assurances of properly functioning two 2,500-tons-per-day cement manufacturing lines and not less than 7,440 heat hours per year for the cement low temperature heat power generation. Shengwei Group collateralized the cement manufacturing lines in Jing Yang to guarantee its obligations to provide the minimum electricity income from the waste energy power generator system under the agreement during the operating period. On November 11, 2008, Shanghai TCH transfered all of its rights and obligations under the agreement to Xi’an TCH. Effective July 1, 2009, Xi’an TCH started outsourcing the operation and maintenance of the cement low temperature heat power generation systems in Tong Chuan and JingYang to a third party for $732,000 (RMB 5,000,000) per year.

Shenmu Project

On September 30, 2009, Xi’an TCH delivered to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) a set of three 6MW capacity waste gas power generation systems pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) and a Gas Supply Contract for Coke-oven Gas Power Generation Project (the “Contracts”). The Contracts are for 10 years and state Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu. Shenmu agreed to supply Xi’an TCH the coke-oven gas free of charge. Under the Contracts, Shenmu will pay Xi’an TCH an annual “energy-saving service fee” of approximately $5.6 million in equal monthly installments for the life of the contracts, as well as such additional amounts as may result from the supply of power to Shenmu in excess of 10.8 million kilowatt hours per month. Xi’an TCH is responsible for operating the projects, which it does through an unrelated third party. Shenmu guarantees that monthly gas supply will not be less than 21.6 million standard cubic meters. If gas supply is less, Shenmu agrees to pay Xi’an TCH the energy-saving service fee described above for up to 10.8 million kilowatt-hours per month. Xi’an TCH maintains ownership of the project throughout the term of the contracts, including the already completed investment, design, equipment, construction and installation as well as the operation and maintenance of the project. At the end of the 10-year term, ownership of the projects will be transferred to Shenmu at no charge. Shenmu provided a lien on its production line to guarantee its performance under the Contracts. Shenmu’s three major stockholders provided an unlimited joint liability guarantee to Xi’an TCH guaranteeing Shenmu’s performance under the Contracts and the Yulin Huiyuan Group, an independent third party, provides a guarantee to Xi’an TCH for Shenmu’s performance under the Contracts.

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

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of December 31, 2012, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP, with regards to the Erdos TCH project, is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost.

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

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system, was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II, the 3rd 9MW capacity electricity power generation system, was completed and put into operation through a sales type lease with terms similar to the Phase I projectAt the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Co-operation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system, was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II, the 3rd 9MW capacity electricity power generation system, was completed and put into operation through a sales type lease with terms similar to the Phase I project.

In September 2012, Erdos TCH, Erdos and the general contractor, Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”), agreed to terminate the construction of the Phase III power generation system projects due to the fact that Erdos, as a result of a change in its business strategy, stopped construction of the refining plant. As of the termination date, Erdos TCH incurred construction costs of $19.86 million (RMB 125.44 million). Of this amount, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments made for construction in progress and Erdos paid $3.58 million (RMB 22.04 million) to Erdos TCH for the loss. Erdos TCH, in turn, paid $0.32 million (RMB 2.0 million) to Hengfeng for losses resulting from the project’s termination. Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from the termination of this project.

Pucheng Biomass Project

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”), a natural person with Chinese citizenship, for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million); of which, $1.03 million (RMB 7 million) was payable to Dong, and $1.18 million (RMB 8 million) to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH agreed to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The Company has paid the consideration (including the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share pursuant to the terms of the agreement. The Company recorded a gain on settlement of debt of $8.3 million. These shares have piggy back registration rights and were subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement, as amended, that we initially filed with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for nine years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agreed to supply Xi’an TCH the nickel-alloy rotary kilns gas, non-salty water and compressed air free of charge and salty water at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsources its operation and maintenance obligations to a third party for annual payments of $380,000 (RMB 2.4 million). In addition, Xi’an TCH is responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. As of December 31, 2012, Xi’an TCH had not yet commenced the CDM application process.

In June 2011, the ZhongBao system was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”); the Company engaged a third party guarantee company to serve as guarantor for the loan, which was approved by the Industrial Bank on July 1, 2011.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.57 million (RMB 180 million). The lease term is 30 years. During the lease term, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without charge.

On February 28, 2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shanxi Datong Coal projects of two 3MW TRT and one 15MW WGPG systems described above.

As of December 31, 2012, the Company had paid $19.27 million for the Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $10.02 million. The project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction of this project was resumed in April 2012 and the Company expects to complete one of the power stations by the middle of fiscal year 2013.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (the “Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. By the end of fiscal year 2012, all of the consideration was paid in full. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. Shenqiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced in October 25, 2012 and is expected to be completed by the end of the first quarter of 2013. As of this report date, the completion date of this project is on schedule. The total cost of the project is $10.82 million. During the construction period, Xi'an TCH agreed to stop charging Shenqiu rental fees until the completion of the reformation.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.78 million and $7.37 million for the year ended December 31, 2012, and $11.88 million and $6.94 million for the year ended December 31, 2011, respectively.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiaries Xi’an TCH and Huaxin (deregistered in October 2012); and Xi’an TCH’s subsidiary, Shengda (deregistered in September 2012) and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2012 and 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

As of December 31, 2012, there were no other recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$1,245,805	100%	$31,197,812	100%
Sales of systems	-	%	30,106,354	97%
Contingent rental income	1,245,805	100%	1,091,458	3%
Cost of sales	-	-%	22,921,755	73%
Cost of systems	-	-%	22,921,755	73%
Gross profit	1,245,805	100%	8,276,057	27%
Interest income on sales-type lease	18,234,020	1,464%	22,104,162	71%
Total operating income	19,479,825	1,564%	30,380,219	97%
Total operating expenses	(5,662,212)	(455)%	(4,738,266)	(15)%
Income from operations	13,817,613	1109%	25,641,953	82%
Total non-operating income (expenses), net	(7,672,856)	(616)%	989,032	3%
Income before income tax	6,144,757	493%	26,630,985	85%
Income tax expense	2,922,253	235%	4,232,945	14%
Less: net income (loss) attributable to noncontrolling interest	(184,491)	(15)%	948,161	3%
Net income attributable to China Recycling Energy Corp	$3,406,995	273%	$21,449,879	68%

SALES. Net sales of systems for the year ended December 31, 2012 were $1.25 million and our net sales for the year ended December 31, 2011 were $31.19 million, a decrease of $29.95 million. This decrease was primarily due to no power stations being completed and sold, and the fact that we only received $1.25 million from contingent rental income during the year ended December 31, 2012. During the year ended December 31, 2011, we had (1) the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements, (2) the completion and sale of the 12MW Shenqiu biomass power generation system, and (3) $1.09 million from contingent rental income. Sales-type lease, sales and cost of sales are recorded at the time of lease. In addition to sales revenue, interest income from the sales-type leases is our other major revenue source.

COST OF SALES. Cost of sales for the year ended December 31, 2012 was $0 and our cost of sales for the year ended December 31, 2011 was $22.92 million, a decrease of $22.92 million. No projects were completed and sold in 2012. In comparision, during the year ended December 31, 2011, the 3rd 9MW capacity power station of Erdos Phase II project and the 12MW Shenqiu biomass power generation system were completed and sold.

GROSS PROFIT. Gross profit was $1.25 million for the year ended December 31, 2012 compared to $8.28 million for the year ended December 31, 2011. This decrease was mainly due to no gross profit for systems sold in 2012; while in 2011, we had $7.18 million gross profit or 24% gross margin for systems sold.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2012 was $18.23 million, a $3.87 million decrease from $22.10 million for the year ended December 31, 2011.  During the year ended December 31, 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. In comparison, during the year ended December 31, 2011, interest income was derived from 12 systems:  two TRT systems, two CHPG systems, one WGPG system, two waste heat power generating systems associated with our Erdos Phase I project and two systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system, and the 3rd 9MW waste heat power generating system of Erdos Phase II project. Xingtai power generation system reached maturity of the lease term in January, 2012, and the system was transferred to Xingtai.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $5.66 million for the year ended December 31, 2012 compared to $4.74 million for the year ended December 31, 2011, an increase of $0.92 million or 19%. The increase was mainly due to $2.97 million loss resulting from the termination of the Erdos TCH Phase III power generation projects. Our regular G&A expenses decreased by $2.04 million in 2012 as a result of our efforts relating to operational efficiency and expense control.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the year ended December 31, 2012, net non-operating expense was $7.67 million compared to net non-operating income of $0.99 million for the year ended December 31, 2011. In the year ended December 31, 2012, we had $9.25 million interest expense on loans and $1.13 million non-cash income from changes in fair value of BCF of the convertible note from China Cinda, and $349,300 net sudsidy income from Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi'an Hi-Tech Industry Development Special Project Fund. In the year ended December 31, 2011 we had $12.57 million interest expense on loans and $11.77 million non-cash income from changes in the fair value of the conversion feature liability of the convertible note from China Cinda, a $6.70 million loss on extinguishment of Cinda Notes, and an $8.25 million gain on settlement of debt from the issuance of the shares to a third party for equipment purchase.

INCOME TAX EXPENSE. Income tax expense was $2.92 million for the year ended December 31, 2012, a decrease of $1.31 million from $4.23 million of income tax expense for the year ended December 31, 2011. This decrease was mainly due to a decrease in taxable income. The consolidated effective income tax rate for the year ended December 31, 2012 and 2011 was 47.6% and 15.8%, respectively. The increase in effective income tax rate was due to the valuation allowance on PRC NOL which mainly resulted from losses resulting from the termination of the Erdos TCH Phase III power generation projects. The income tax rate for Shanghai TCH was 25% and 24% for 2012 and 2011, respectively. Xi’an TCH’s effective income tax rate for 2012 is 15% from January to July, and 25% from August to December, and for 2011 is 15% as a result of its high tech enterprise status. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2012 is 25%.

NET INCOME. Our net income for the year ended December 31, 2012 was $3.41 million compared to $21.45 million for the year ended December 31, 2011, a decrease of $18.04 million. This decrease in net income was mainly due to decreased total revenue and interest income, increased operating expenses and increased non-operating expenses as explained above.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2012 and 2011

As of December 31, 2012, the Company had cash and cash equivalents of $45.00 million, other current assets of $14.80 million, current liabilities of $59.98 million, working capital of $(178,275), and a debt-to-equity ratio of 0.56:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating Activities	$42,391,405	$(17,233,832)
Investing Activities	(2,398,265)	1,888,938
Financing Activities	(10,067,101)	18,481,843

Net cash provided by operating activities was $42.39 million during the year ended December 31, 2012, compared to $17.23 million used in the year ended December 31, 2011. The increase in net cash inflow was mainly from increases in collection on accounts receivable from the sale of the Shenmu system, and collections on payment for sales type leases, as well as cash received from Erdos and general contractor to compensate and return previous payments made in connection with constructing the Erdos TCH Phase III power generating systems due to a termination of the project by Erdos, despite the fact that those inflows were partially offset by decreased net income. During year ended December 31, 2011, the Erdos Phase II project, which commenced construction in 2010, was completed and the Shenqiu project, which commenced in June 2011, was completed, which resulted in cash inflows of $7.07 million and $3.46 million, respectively. These items were offset by payments of $5.60 million for construction related to the Shanxi Datong Coal Group Power Generation Projects and the Erdos Phase III project. The construction was considered an operating activity because it is similar in nature to producing inventory for sale. Cash received from collection of principal on sales type leases was $8.19 million in the year ended December 31, 2012 compared with $7.46 million in the year ended December 31, 2011, an increase of $0.73 million.

Net cash used in investing activities was $2.40 million for the year ended December 31, 2012, compared to $1.89 million inflow in the year ended December 31, 2011. The increase of net cash used in investing activities was mainly due to the deposit of $2.40 million into our bank as restricted cash. In the year ended December 31, 2011, the cash inflow was due to the release of $1.90 million restricted cash from banks.

Net cash used in financing activities was $10.07 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $18.48 million for the year ended December 31, 2011. The cash outflow in the year ended December 31, 2012 included the repayment of a bank loan of $10.3 million, repayment of a long-term payable of $1.19 million, and a $2.94 million repayment to related parties, which was partially offset by the proceeds of a bank loan of $4.75 million. In the year ended December 31, 2011, we had $7.58 million in proceeds from convertible notes from China Cinda, $24.77 million in proceeds from a bank loan and $6.03 million increase in long term payable, which was offset by a repayment on convertible notes from China Cinda of $11.55 million, notes payable (bank acceptances) of $2.32 million, repayment of a bank loan of $7.07 million and $0.39 million in prepaid loan fees.

We believe we have sufficient cash to continue our current business through 2013 due to recurring receipts from sales-type leases in place. As of December 31, 2012, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, two BMPG systems and one WHPG system of Zhongbao generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2013.

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

We do not believe inflation had a significant negative impact on our results of operations in 2012 and 2013.

Transfers of Cash To and From our Subsidiaries

The Company is able to transfer cash (U.S. dollars) to its PRC subsidiaries by: (i) investment – increasing the Company’s registered capital in a PRC subsidiary or (ii) a shareholder loan. Other than as follows, to date, its PRC subsidiaries have not transferred any earnings / cash to the Company. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital / cash needs, including: (i) the funds necessary to pay dividends/cash distributions to its shareholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted to that extent, as well as the others noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

PRC has currency and capital transfer regulations that require us to comply with regulations for the movement of capital.

With respect to transferring cash from the Company to its subsidiaries, increasing the Company’s registered capital in a PRC subsidiary requires the pre-approval of the local commerce department, and a shareholder loan requires a filing with the state administration of foreign exchange or its local bureau.

With respect to the payment of dividends:

1.	PRC regulations currently permit the payment of dividends only out of accumulated profits, as determined in accordance with accounting standards and PRC regulations (an in-depth description of the PRC regulations is set forth below);

2.	our PRC subsidiaries are required to set aside, at a minimum, 10% of their net income after taxes, based on PRC accounting standards, each year as statutory surplus reserves until the cumulative amount of such reserves reaches 50% of their registered capital;

3.	these reserves may not be distributed as cash dividends;

4.	our PRC subsidiaries may also allocate a portion of their after-tax profits to fund their staff welfare and bonus funds; except in the event of a liquidation, these funds may also not be distributed to shareholders; as disclosed in Note 18, the Company does not participate in a Common Welfare Fund; and

5.	the incurrence of debt, specifically the instruments governing such debt, may restrict a subsidiary’s ability to pay shareholder dividends or make other cash distributions; the Company is subject to covenants and consent requirements (presently, the Company has all consents necessary).

If, for the reasons noted above, our subsidiaries are unable to pay shareholder dividends and / or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments and/or acquisitions, or undertake other activities requiring working capital may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries within China, will not be affected as long as the capital is not transferred in or out of the PRC.

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. FIEs are required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. In the event that the FIE’s statutory accounts are insufficient to satisfy this requirement, the FIE’s shareholders are required to contribute capital required to satisfy the registered capital requirement. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC Company Law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Xi’an TCH, Xingtai Huaxin (dissolved in 2012), Huahong, Pingshan Shengda (dissolved in 2012) and Erdos TCH were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

As a result of PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends, in a general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend or otherwise.

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2012	2011
Unrestricted retained earnings	$37,107,107	$34,414,271
Restricted retained earnings (surplus reserve fund)	7,766,002	7,051,843
Retained earnings (including surplus reserve fund)	$44,873,109	$41,466,114

Off-Balance Sheet Arrangements

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of December 31, 2012, the entire outstanding trust loan will be due within one year. The net loan payable under this trust plan was $31.4 million (RMB 197,500,000) and $34.6 million (RMB 218,500,000) as of December 31, 2012 and 2011. During fiscal year 2012, the Company repaid $3.33 million (RMB 21,000,000) for the Beijing Trust.

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

The management incentive benefit was structured to provide an incentive to management to make the joint venture profitable. Under the Plan, Beijing Trust will distribute the entire management incentive benefit it receives to the holders of the category B trust units. As previously disclosed, the holders of the category B trust units are the management of Erdos TCH and Xi’an TCH. Category B trust units receive a lower base interest rate than the category A trust units but the economic return to the holders of category B trust units will be enhanced by any management incentive benefit.

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

Bank Long Term Loans

Xi’an TCH entered an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of December 31, 2012, this loan had an outstanding balance of $0.48 million which is to be repaid within one year and, as such, is classified as a current liability.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of December 31, 2012, this loan had an outstanding balance of $2.86 million, of which, $1.91 million is to be repaid within one year and is classified as current liability and $0.95 million is to be repaid after one year and is classified as a noncurrent liability.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank, for its energy saving and emission reduction projects, whereby the Lender agreed to loan $20.55 million (RMB 130,000,000) to Xi’an TCH for a term of four years, ending on November 27, 2015. The proceeds of the loan are required to be used to make payments on construction and equipment purchases relating to Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.35%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1.58 million (RMB 10,000,000). For the first nine months, the loan was in a grace period and there were no repayment requirements. The loan is guaranteed by the accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku, individually. As of December 31, 2012, this loan had an outstanding balance of $17.50 million, of which, $6.36 million is to be repaid within one year and is classified as a current liability, and $11.14 million is to be repaid after one year and is classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the loan, Xi’an TCH is required to make monthly interest payments and the principal will be repaid at maturity. The Company repaid all principle at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $119,322 (RMB 750,000) as a re-guarantee service fee.

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

The term of the Loans with Jingu is for three years from the date of the first draw. The interest rate for the Loans is the People’s Bank of China’s (“PBOC”) three year loan base interest rate plus 2%. If the Loans are not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH shall provide a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku shall provide his personal joint liability to Jingu for the Loans.

Under the Note Agreement with Cinda, the Notes were issued on or before August 18, 2011. The Notes have a three year maturity date from the date of the issuance of the first tranche. The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the PBOC for the second business day prior to each issuance. Each Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus two percent (2%). If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount.

As collateral for the Notes, Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company, entered into a Share Pledge Agreement with Cinda, on August 18, 2010, to pledge 4,500,000 shares of the Company’s common stock held by him to secure the first Note. The Agreement also calls for an additional 4,500,000 shares of the Company’s common stock held by Mr. Ku to secure the second Note before its issuance. On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Jingu Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note of Cinda.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company will redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount will be the Redemption Interest Rate plus an additional 5% due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") accrued at 18%. Half of the amount owed was paid by the Company on June 20, 2012 and the remaining half was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended to a future date. Xi’an TCH redeemed $3.97 million (RMB 25 million) and paid interest of $1.13 million (RMB 7.14 million) on December 30, 2011. The repayment of the Cinda loan for the remaining $3.97 million and unpaid interest of $383,939 was, upon request from Cinda and per an oral agreement, extended from November 30, 2012 to a future date.

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

On December 9, 2011, Mr. Ku executed a Certificate for additional collateral to pledge an additional 1.5 million shares of the common stock of the Company that he owns as collateral to Cinda to secure the unpaid note. In addition, on December 9, 2011, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement. Under the terms of the Jingu Agreement, Xi’an TCH repaid the entire outstanding RMB 50 million loan principal amount plus interests at 18% and related fees to Jingu by December 16, 2011.

Financial Leasing

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial, in turn, leased the Assets to Xi’an TCH for five years with an overall leasing fee of $8.15 million (RMB 51.54 million), which is based upon the transfer cost and the benchmark interest rate for a five-year loan made by the People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%). The interest rate will increase if the PBOC five-year benchmark interest rate increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term, and the full payment of all leasing fees and other fees, Xi’an TCH can pay $672 (RMB 4,250) to acquire ownership of the Assets. The quarterly minimum payment is $410,283 (RMB 2,594,998). In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $401,265 (RMB 2,550,000), which was amortized over five years, and a refundable security deposit of $334,388 (RMB 2,125,000) to Cinda Financial. As of December 31, 2012, the Company had made repayments of $2,476,828 to Cinda Financial.

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

As of December 31, 2012, the Company had paid $19.27 million for the Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $10.02 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The construction was resumed in April 2012 and the Company expects to complete one of the power stations by the middle of fiscal year 2013.

Shenqiu Project Phase II

In October 2012, Xi’an TCH signed a contract with Shenqiu to reform Shenqiu power generation station to enlarge the capacity of Shenqiu Project Phase I to 24 MW. The project commenced in October 25, 2012 and is expected to be completed by the end of the first quarter of 2013. As of the filing date of this annual report, the project completion date is on schedule. During the construction period, Xi'an TCH stopped charging Shenqiu with rental fees until completion of the reformation. After the completion, Shenqiu will rent the station and pay a monthly rent of $238,644 (RMB 1,500,000) for 9 and half years (114 months).

On October 15, 2012, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shenqiu Project Phase II described above. The total cost of the project is $10.82 million (RMB 68,000,000). As of December 31, 2012, the Company had paid $3.72 million to Xi’an Huaxin Energy Tech Co., Ltd. The Company is committed to pay an additional $7.10 million for Shenqiu Project Phase II.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation and Subsidiaries (the “Company” or “CREG”) as of December 31, 2012 and 2011 and the related consolidated statements of income and other comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Encino, California
March 19, 2013

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash & equivalents	$45,004,304	$14,949,253
Restricted cash	2,725,002	317,415
Notes receivable	-	82,528
Accounts receivable	81,819	19,113,812
Current portion of investment in sales type leases, net	10,389,028	8,725,345
Interest receivable on sales type leases	912,467	2,423,184
Prepaid expenses	49,581	145,615
Other receivables	121,109	530,283
Advance to related party	440,987	-
Prepaid loan fees - current	81,139	80,941

Total current assets	59,805,436	46,368,376

NON-CURRENT ASSETS
Prepaid interest on trust loans	816,164	814,169
Prepaid loan fees - noncurrent	202,848	283,293
Investment in sales type leases, net	118,021,435	127,576,695
Long term deposit	388,508	387,559
Property and equipment, net	68,305	116,815
Construction in progress	22,993,905	32,466,242

Total non-current assets	142,491,165	161,644,773

TOTAL ASSETS	$202,296,601	$208,013,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$239,722	$3,907,854
Notes payable - bank acceptances	3,659,216	634,830
Taxes payable	1,372,535	2,943,034
Accrued liabilities and other payables	1,534,829	1,279,558
Advance from related parties	-	2,981,977
Deferred tax liability	2,471,925	1,624,665
Accrued interest on convertible notes - current	383,929	168,000
Bank loans payable - current	13,523,188	6,983,129
Trust loans payable - current	31,421,526	3,174,150
Interest payable on trust loans	317,962	345,311
Convertible notes, net of discount due to beneficial conversion feature	3,766,694	4,626,645
Conversion feature liability on convertible notes	-	1,127,401
Current portion of long term payable	1,292,185	1,183,516

Total current liabilities	59,983,711	30,980,070

NONCURRENT LIABILITIES
Deferred tax liability, net	6,565,618	6,388,537
Refundable deposit from customers for systems leasing	588,656	587,218
Long term payable	3,711,658	4,999,718
Bank loans payable	12,091,321	20,790,681
Trust loans payable	-	31,503,436

Total noncurrent liabilities	22,957,253	64,269,590

Total liabilities	82,940,964	95,249,660

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized, 50,224,350 and 46,474,350 shares issued and outstanding as of December 31, 2012 and 2011 respectively	50,225	46,475
Additional paid in capital	58,501,642	55,416,140
Statutory reserve	7,766,002	7,051,843
Accumulated other comprehensive income	11,554,225	11,284,190
Retained earnings	37,107,107	34,414,271

Total Company stockholders' equity	114,979,201	108,212,919

Noncontrolling interest	4,376,436	4,550,570

Total equity	119,355,637	112,763,489

TOTAL LIABILITIES AND EQUITY	$202,296,601	$208,013,149

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2012	2011

Revenue
Sales of systems	$-	$30,106,354
Contingent rental income	1,245,805	1,091,458

Total revenue	1,245,805	31,197,812

Cost of sales
Cost of systems	-	22,921,755

Total cost of sales	-	22,921,755

Gross profit	1,245,805	8,276,057

Interest income on sales-type leases	18,234,020	22,104,162

Total operating income	19,479,825	30,380,219

Operating expenses
General and administrative	2,693,248	4,738,266
Loss on project termination	2,968,964	-
Total operating expenses	5,662,212	4,738,266

Income from operations	13,817,613	25,641,953

Non-operating income (expenses)
Interest income	199,301	110,843
Interest expense	(9,246,975)	(12,572,025)
Changes in fair value of conversion feature liability	1,127,400	11,772,065
Loss on extinguishment of Cinda notes	-	(6,699,949)
Gain on settlement of debt through share issuance	-	8,251,060
Other income, net	253,178	133,347
Financial expenses	(5,760)	(6,309)

Total non-operating income (expenses), net	(7,672,856)	989,032

Income before income tax	6,144,757	26,630,985
Income tax expense	2,922,253	4,232,945

Income before noncontrolling interest	3,222,504	22,398,040
Less: Income (loss) attributable to noncontrolling interest	(184,491)	948,161

Net income attributable to China Recycling Energy Corp	3,406,995	21,449,879

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	270,035	5,200,350
Foreign currency translation gain attributable to noncontrolling interest	10,357	197,649

Comprehensive income attributable to China Recycling Energy Corp	$3,677,030	$26,650,229

Comprehensive income (loss) attributable to noncontrolling interest	$(174,134)	$1,145,810

Basic weighted average shares outstanding	47,560,416	42,454,304
Diluted weighted average shares outstanding *	51,037,255	56,055,390

Basic earnings per share	$0.07	$0.51
Diluted earnings per share *	$0.07	$0.39

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated comprehensive income	Retained earnings	Total	Noncontrolling interest

Balance at January 1, 2011	39,198,982	$39,200	$44,666,824	$5,203,605	$6,083,840	$14,812,630	$70,806,099	$3,404,760

Shares issued to settle debt	2,941,176	2,941	3,526,470	-	-	-	3,529,411	-

Conversion of convertible note	4,334,192	4,334	5,767,733	-	-	-	5,772,067	-

Compensation related to stock options and warrants	-	-	1,455,113	-	-	-	1,455,113	-

Net income for year	-	-	-	-	-	21,449,879	21,449,879	948,161

Transfer to statutory reserves	-	-	-	1,848,238	-	(1,848,238)	-	-

Foreign currency translation gain	-	-	-	-	5,200,350	-	5,200,350	197,649

Balance at December 31, 2011	46,474,350	46,475	55,416,140	7,051,843	11,284,190	34,414,271	108,212,919	4,550,570

Conversion of convertible note	3,750,000	3,750	2,996,250	-	-	-	3,000,000	-

Compensation related to stock options and warrants	-	-	89,252	-	-	-	89,252	-

Net income for year	-	-	-	-	-	3,406,995	3,406,995	(184,491)

Transfer to statutory reserves	-	-	-	714,159	-	(714,159)	-	-

Foreign currency translation gain	-	-	-	-	270,035	-	270,035	10,357

Balance at December 31, 2012	50,224,350	$50,225	$58,501,642	$7,766,002	$11,554,225	$37,107,107	$114,979,201	$4,376,436

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$3,222,504	$22,398,040
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(30,106,354)
Loss on project termination	2,968,964	-
Depreciation and amortization	50,339	57,767
Amortization of prepaid loan fees	80,792	39,481
Gain on settlement of debt	-	(8,251,090)
Amortization of discount related to beneficial conversion feature of convertible note	2,140,050	12,116,481
Interest expense from changes in fair value of conversion feature liability	(1,127,400)	(11,772,065)
Stock options and warrants expenses	89,252	1,455,113
Changes in deferred tax	1,000,411	6,352
(Increase) decrease in assets and liabilities:
Interest receivable on sales type lease	1,510,166	(1,794,931)
Collection of principal on sales type leases	8,190,346	7,457,187
Prepaid expenses	95,979	(107,937)
Accounts receivable	18,997,219	(579,047)
Other receivables	412,918	(114,331)
Construction in progress	6,542,060	(5,650,550)
Deposit	-	(378,084)
Accounts payable	(652,075)	(1,327,523)
Taxes payable	(1,570,961)	1,197,773
Interest payable	(28,075)	(53,311)
Refundable deposit from customers	-	572,862
Accrued liabilities and other payables	252,987	(1,967,836)
Accrued interest on convertible notes	215,929	(431,829)

Net cash provided by (used in) operating activities	42,391,405	(17,233,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(2,396,515)	1,896,637
Acquisition of property & equipment	(1,750)	(7,699)

Net cash provided by (used in) investing activities	(2,398,265)	1,888,938

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	-	7,583,801
Repayment of convertible note	-	(11,551,457)
Notes receivable - bank acceptances	82,376	(80,510)
Notes payable - bank acceptances	-	(2,322,413)
Proceeds from loans	4,752,475	24,772,404
Repayment of loans	(10,297,030)	(7,067,876)
Long term payable	(1,189,431)	6,032,071
Prepaid loan fees	-	(394,810)
Advance to related parties	(479,686)	-
Advance from related parties	(2,935,805)	1,510,633

Net cash provided by (used in) financing activities	(10,067,101)	18,481,843

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	129,012	740,054

NET INCREASE IN CASH & EQUIVALENTS	30,055,051	3,877,003
CASH & EQUIVALENTS, BEGINNING OF YEAR	14,949,253	11,072,250

CASH & EQUIVALENTS, END OF YEAR	$45,004,304	$14,949,253

Supplemental cash flow data:
Income tax paid	$3,427,582	$3,471,124
Interest paid	$9,754,133	$9,373,650

Supplemental disclosure of non-cash financing activities

Conversion of convertible debt into common shares	$3,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Under these two Joint-Operation Agreements, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") that was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the “Zhangzhi") and Xingtai Iron and Steel Company, Ltd. (the “Xingtai”), respectively. These two projects were completed and put into operation in February and August 2007, respectively. Xingtai power generation system reached maturity of the lease term in January 2012, and the system was transferred to Xingtai.

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

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of December 31, 2012, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment of $79 million (RMB 500 million).  The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

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

On September 30, 2009, Xi’an TCH delivered three 6MW capacity Waste Gas Power Generation (“WGPG”) systems to Shenmu County Jiujiang Trading Co., Ltd. (“Shenmu”) pursuant to a Cooperative Contract on Coke-oven Gas Power Generation Project (including its Supplementary Agreement) (“Cooperative Agreement”) and a Gas Supply Contract for Coke-oven Gas Power Generation Project.  The terms of these contracts are for 10 years, and state Xi’an TCH will recycle coke furnace gas from the coke-oven plant of Shenmu to generate power, which will be supplied back to Shenmu.

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  During 2011, the Company had paid the cash portion and issued 2,941,176 shares of common stock for payment of RMB 80,000,000 in shares, in connection with this transaction, the Company, recorded a gain on settlement of the debt of $8.3 million.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with Pucheng XinHengYuan Biomass Power Generation Co., Ltd. (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of December 31, 2012, Xi’an TCH had not yet commenced the CDM application process.

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

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. As of December 31, 2012, all of the consideration had been paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. After the reformation, the generation capacity of the power plant is increased to 24MW. The project commenced in October 25, 2012 and expected to be completed by the end of the first quarter of 2013. The total cost of the project is $10.82 million. During the construction period, Xi'an TCH stopped charging Shenqiu rental fees.

On June 13, 2012, Huahong, a subsidiary of the Company, obtained preliminary approval from Department of Commerce of Shaanxi Province to reduce its investment from $10 million to $5 million and its registered capital from $10 million to $2.5 million.

In October 2012, the Company deregistered its subsidiary Huaxin due to its inactivity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with United Stated Generally Accepted Accounting Principles (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiaries Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xingtai Huaxin Energy Tech Co., Ltd. (“Huaxin”) (Huaxin was liquidated and deregistered in October 2012) and Xi’an TCH’s subsidiary, Pingshan Shengda Energy Technology Co., Ltd. (“Shengda”) (deregistered in September 2012) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2012 and 2011, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to our customers. The Company usually transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company finances construction of waste energy recycling power generating.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of December 31, 2012, the Company had accounts receivable of $81,819 from sales of extra electricity. As of December 31, 2011, the Company had accounts receivable of $19.11 million arising, in part, from the transfer of a set of 18MW capacity power generating systems to Shenmu by Xi’an TCH for $18.75 million (RMB 120 million) (the “Repurchase Price”). Shenmu paid 30% of the Repurchase Price within five working days of the Repurchase Agreement date, another 30% within 90 days of the Repurchase Agreement date and the remaining 40% within 180 days of the Repurchase Agreement date. Ownership of the Systems was transferred by the Company to Shenmu upon full payment of the Repurchase Price, which occurred in June 2012.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2012 or 2011.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2012 and 2011, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

The following are the considerations with respect to disclosures of fair value of long-term debt obligations:

As of December 31, 2012, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $12.09 million, (ii) a long term payable for a sale-leaseback transactionof $3.71 million.

Fair value measurements / approximations, for certain financial instruments, are based on what a reporting entity would likely have to pay to transfer the financial obligation to an entity with a comparable credit rating. The Company’s bank loans and trust loans payable are privately held (i.e., nonpublic) debt; therefore, pricing inputs are not observable. For this reason, the Company classified bank loans and trust loans payable as a Level 3 FV measurement in the valuation hierarchy.

For each of the Company’s long term debt obligations noted above, the Company believes the carrying amounts approximate their FV. The following reasons support this determination.

Bank Loans Payables of $12.09 Million (noncurrent portion)

As of December 31, 2012, the Company had two loans with the same Chinese commercial bank with terms of 3 and 4 years, respectively. Each loan was for the subsidiary’s (Xi’an TCH’s) energy saving and emission reduction projects and had a floating interest rate that both reset at the beginning of each quarter at 115%, of the national base interest rate for the same term and same level loan. Each of these loans was guaranteed by Xi’an TCH (along with a pledge of its accounts receivables) and by certain executive officers of the Company, and a pledge of certain BMPG (Biomass Power Generation) systems. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

Sale-Leaseback Transaction of $3.71 Million

The Company recorded the sale-lease back transaction at FV, which is the present value of the total future cash outflow including principal and interest payments.

As of December 31, 2012 and 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $3.71 million described above.

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

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2012 and 2011:

	2012	2011
Net income for common shares	$3,406,995	$21,449,879
Interest accrued on convertible notes*	383,929	168,000
Net income for diluted shares	$3,622,924	$21,617,879

Weighted average shares outstanding – basic	47,560,416	42,454,304
Effect of dilutive securities:
Convertible notes	2,663,934	11,976,692
Options granted	812,905	1,612,614

Warrants granted	-	11,780

Weighted average shares outstanding – diluted	51,037,255	56,055,390
Earnings (loss) per share – basic	$0.07	$0.51
Earnings (loss) per share – diluted	$0.07	$0.39

*	Interest expense on convertible notes was added back to net income for the computation of diluted EPS.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified loss on extinguishment of Cinda Notes of $6,699,949 from interest expense for the year ended December 31, 2011.

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

As of December 31, 2012, there were no other recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of 5 and 13 years, respectively; and leased CHPG systems to Tong Chuan, Shengwei, and Jing Yang Shengwei respectively for 5 years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu for 11 years, and a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years. The components of the net investment in sales-type leases as of December 31, 2012 and 2011 are as follows:

	2012	2011
Total future minimum lease payments receivable	$380,608,263	$415,796,738
Less: Executory cost	(113,529,216)	(121,384,498)
Less: Unearned interest income	(138,668,584)	(158,110,200)
Net investment in sales - type leases	128,410,463	136,302,040
Current portion	10,389,028	8,725,345
Noncurrent portion	$118,021,435	$127,576,695

As of December 31, 2012, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2013	$36,607,448
2014	28,769,009
2015	26,385,338
2016	26,385,338
2017	26,385,338
Thereafter	236,075,792
Total	$380,608,263

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of December 31, 2012 and 2011 was $2,725,002 (of which, $954,578 was deposited as a principal-guaranteed financial investment product with a term of six months) and $317,415, respectively, held by the bank as collateral to issue bank acceptances The Company endorses bank acceptances to Shenqiu and Xi'an Huaxin Energy Engineer Co., Ltd. (“Huaxin Energy”) as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

Construction in progress was paid for constructing power generation systems.  As of December 31, 2012, the Company had construction in progress of $19.27 million for the Shanxi Datong Coal Group Power Generation project (See Note 20) and $3.72 million for the Shenqiu Project Phase II (See Note 20). As of December 31, 2011, the Company had construction in progress of $19.77 million for Phase III of the Erdos TCH power generation system projects; however, this construction was terminated in September 2012 due to Erdos stopped construction of the refining plant; and $12.70 million for the Shanxi Datong Coal Group Power Generation project. As of December 31, 2012, the Company was committed to pay an additional $10.02 million for the Shanxi Datong Coal Group Power Generation project and $7.10 million for Shenqiu Project Phase II.

In September 2012, Erdos TCH, Erdos and general contractor Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”) terminated the construction of Phase III of the power generation system projects due to Erdos stopped construction of the refining plant as a result of a change in business strategy. Cost of construction in progress which Erdos TCH paid for Phase III of the project was $19.86 million (RMB 125.44 million) at termination date, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments made for construction in progress; and Erdos compensated $3.58 million (RMB 22.04 million) to Erdos TCH for the loss, Erdos TCH in turn paid $0.32 million (RMB 2.0 million) to Hengfeng for the loss from the project termination; accordingly, Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from termination of this project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Income	$689,532	$2,205,337
Business	257,378	305,141
VAT arising from transfer WGPG to Shenmu	381,832	380,898
Other	34,793	51,658
	$1,372,535	$2,943,034

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Employee training, labor union expenditure and social insurance payable	$372,521	$305,800
Consulting, auditing, and legal expenses	618,957	439,731
Accrued payroll and welfare	291,310	284,011
Accrued system maintenance expense	47,729	76,107
Other	204,312	173,909
Total	$1,534,829	$1,279,558

9.  RELATED PARTY TRANSACTIONS

As of December 31, 2012, advances to related parties totaled $440,987, including $481,863 to Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, and net of a $40,876 advance from the Company’s management, which bore no interest, and is payable on demand. As of December 31, 2011, advances from related parties totaled $2,981,977, including $2,941,043 from Erdos Metallurgy Co., Ltd., as an advance for the capital needs of Erdos TCH, and $40,934 advance from the Company’s management, respectively, which bore no interest, payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.78 million (contingent rental income) and $7.37 million for the year ended December 31, 2012, and $11.88 million and $6.94 million for the year ended December 31, 2011, respectively.

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

As of December 31, 2012, the total registered capital of Erdos TCH is $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under PRC GAAP.  The main difference between US GAAP and PRC GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under PRC GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under PRC GAAP for the years ended December 31, 2012 and 2011 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

66

	2012	2011
Net Revenue	$15,041,035	$13,664,259
Cost of Revenue	(8,425,034)	(7,818,027)
Gross Profit	6,616,001	5,846,232
Operating expenses	64,695	29,990
Income from operations	6,551,306	5,816,242
Non-operating income (expense)	(11,275,169)	10,473
Income tax expense	(327,524)	(1,456,679)
Net Income (loss)	$(5,051,386)	$4,370,036

The following is a reconciliation of net income per PRC GAAP to net income per US GAAP for the years ended December 31, 2012 and 2011:

	2012	2011
Net income (loss) per PRC GAAP	$(5,051,386)	$4,370,036
Adjustments under US GAAP:
Revenue per sales-type lease	(14,257,426)	(1,788,667)
Cost of revenue	8,374,023	(1,044,251)
Loss from operations	(5,883,403)	(2,832,918)
Operating expense	(3,587,774)	-
Interest income	7,369,626	3,331,647
Income before income tax	5,073,997	498,729
Deferred income tax expense	(945,064)	(127,958)
Net adjustments	4,128,933	370,771
Net income (loss) per US GAAP	$(922,453)	$4,740,807

The following is an unaudited balance sheet of Erdos TCH, prepared under PRC GAAP as of December 31, 2012 and 2011:

	2012	2011
Assets
Cash and equivalents	$12,411	$78,243
Other current assets	12,774,129	-
Property and equipment	46,558,041	49,069,745
Construction in process	-	23,481,662
Total Assets	$59,344,581	$72,629,650
Liabilities
Accounts payable	$39,774	$442,080
Other current liabilities	376,649	5,009,894
Long term loan	38,779,731	42,017,808
Total liabilities	39,196,154	47,469,782
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	1,753,959	1,714,014
Retained earnings	250,796	5,302,182
Total stockholders’ equity	20,148,427	25,159,868
Total liabilities and stockholders’ equity	$59,344,581	$72,629,650

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

As of December 31, 2012 and 2011, deferred tax liability consisted of the following:

	2012	2011
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$48,453	$33,146

Deferred tax asset — noncurrent (depreciation of fixed assets)	22,933,886	25,527,126
Deferred tax liability — noncurrent (net investment in sales-type leases)	(29,547,957)	(31,948,809)
Deferred tax liability, net of deferred tax asset – noncurrent	$(6,565,618)	$(6,388,537)
Deferred tax liability — current (net investment in sales-type leases)	$(2,471,925)	$(1,624,665)

12. INCOME TAX

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Under the Chinese tax law, the tax treatment of finance and sales-type leases is similar to US GAAP.  However, the local tax bureau continues to treat CREG sales-type leases as operating leases.  Accordingly, the Company recorded deferred income taxes.

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rates for 2012 and 2011 are 25% and 24%, respectively. Xi’an TCH’s effective income tax rate for 2012 and 2011 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 2012 rate expired in August 2012 and after its expiration the effective rate is 25%. Xingtai Huaxin’s effective income tax rate for 2012 and 2011 is 25% (deregistered in October 2012).  Huahong and Erdos TCH’s effective income tax rate for 2012 and 2011 is 25%.  Pingshan Shengda’s effective income tax rate for 2012 and 2011 is 25% (deregistered in September 2012). Shanghai TCH, Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda and Erdos TCH file separate income tax returns. If Xi’an TCH had not been granted high tech enterprise status, income tax expense for the year ended December 31, 2012, would have been increased by $465,983, and EPS would have been reduced by $0.01.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of December 31, 2012, had net operating loss (“NOL”) carry forwards for income taxes of $10.26 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $9.1 million and $23.6 million for the years ended December 31, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2012, $68.8 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $13.4 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for years ended December 31, 2012 and 2011, respectively:

	2012	2011
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(13.4)%	(8.0)%
Effective tax holiday	(8.3)%	(6.5)%
Non tax-deductible expense	5.6%	(10.0)%
Valuation allowance on PRC NOL	18.7%	-%
Valuation allowance on US NOL	10.9%	6.3%
Tax per financial statements	47.6%	15.8%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in FV of conversion feature liability.

The provision for income taxes for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$1,921,842	$4,226,593
Income tax expense - deferred	1,000,411	6,352
Total income tax expenses	$2,922,253	$4,232,945

13. MAJOR CUSTOMERS

We had no major customers for the year ended December 31, 2012. Two customers accounted for 37% and 35% of our sales during the year ended December 31, 2011.

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of December 31, 2012, the entire outstanding trust loan is due within one year. The net loan payable under this trust plan was $31.4 million (RMB 197,500,000) and $34.6 million (RMB 218,500,000) as of December 31, 2012 and 2011.

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

For the year ended December 31, 2012, Erdos TCH incurred a net loss both under PRC GAAP and US GAAP (See note 10).

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.74 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $477,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of December 31, 2012, this loan had outstanding balance of $0.48 million which was to be repaid within one year, and was classified as a current liability.

The loan had the following covenants: (i) maintain the current assets and net assets at not less than $79 million (RMB 500 million); (ii) assets to liability ratio must not be less than 80%; and (iii) the current ratio must not be less than 2.5. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.77 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $477,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of December 31, 2012, this loan had an outstanding balance of $2.86 million, of which, $1.91 million was to be repaid within one year and was classified as current liability, and $0.95 million will be repaid after one year and was classified as noncurrent liability.

The loan was originally pledged with the system and revenue of the project ZhongBao. In June 2011, the system of the project ZhongBao was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), the Company engaged a third party guarantee company as the guarantor for the loan, which was approved by the Industrial Bank in July 1, 2011. The loan had the following covenants: (i) maintain the current assets and net assets not less than $79 million (RMB 500 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. In the first quarter of 2011, the Company received a waiver letter from the Lender waiving all covenants.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20.68 million (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,590,963 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of December 31, 2012, this loan had outstanding balance of $17.50 million, of which, $6.36 million was to be repaid within one year and was classified as current liability, and $11.14 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.77 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The Company repaid all principle at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $119,322 (RMB 750,000) as a re-guarantee service fee.

As of December 31, 2012, the future minimum repayment of all the bank loans to be made by years is as follows:

2013	$13,523,188
2014	7,318,431
2015	4,772,890
Total	$25,614,509

Financing Agreement- - Sale Lease-Back Transaction (Long Term Payable)

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Agreement”) with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation system (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for 5 years for $8.15 million (RMB 51.54 million) based upon the transfer cost and the benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%).  The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future.  Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB 4,250) to acquire the ownership of the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB 2,594,998).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee: amortized over five years. For the years ended December 31, 2012 and 2011, $80,792 (RMB 510,000) and $39,481 (RMB 255,000) was amortized. The unamortized portion was recorded as prepaid loan fees of $81,139 and $202,848 into current and non-current portions, respectively, as of December 31, 2012.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of December 31, 2012, the Company made repayments of $2,476,828 to Cinda Financial.

As of December 31, 2012, the future minimum payment to be made by years is as follows:

2013	$1,651,419
2014	1,651,419
2015	1,651,419
2016	825,709

Total	$5,779,966
Unamortized interest	(776,123)
Total long term payable	5,003,843
Current portion	1,292,185
Noncurrent portion	$3,711,658

 15. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

 Convertible Notes from Carlyle

On April 29, 2008, the Company issued and sold to the Investors a 5% Secured Convertible Promissory Note of $5,000,000 with an interest rate of 5% and maturity date of April 29, 2011. On April 29, 2009, CREG and the Investors amended and restated the 5% secured convertible promissory note. Accordingly, the Conversion Rights and Conversion Price were amended so that the holder of the Second Note had the right, but not the obligation, to convert all or any part of the outstanding principal amount of the Second Note, together with interest, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this Note is paid in full), at the following conversion price: (a) an amount equal to (i) the Company’s net profit, adjusted in accordance with the Second Note, multiplied by (ii) 5.5, and less (iii) the principal amount of the Second Note, together with accrued interest, divided by (b) the then total shares of the Company’s common stock outstanding on a fully-diluted basis. This note was considered to have a BCF starting from January 1, 2010 because the conversion price for this note was $1.154 as of April 29, 2011. Accordingly, the BCF of $3.15 million was recorded separately as unamortized BCF based on the intrinsic value method and the Second Note was recorded in the balance sheet at face value less the unamortized BCF.  In June 2011, Carlyle converted the Second Note into 4,334,192 shares of the Company’s common stock at $1.154 per share. The effective date of the conversion was April 29, 2011.

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

On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay $3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note took effect after the payment of the $3 million transfer price and interest accrued after April 29, 2012 was paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential agreed to extend the maturity date on the Note for 60 days following the effective date of the transfer. On July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective June 30, 2012, in which all parties agreed to extend the termination date of the Agreement from June 30, 2012 to August 30, 2012, and the maturity date of the 8% Secured Promissory Note of $3,000,000, from July 28, 2012 to September 26, 2012. In September 2012, Great Essential paid Carlyle in full for the note, including accrued interest and, after the note was transferred to Great Essential, Great Essential converted the note into 3,750,000 shares of the Company’s common stock at $0.80 per share in accordance with the terms of the transfer agreement.

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

Each Note has a conversion price at the lower of (i) $2.46 per share or (ii) an amount equal to the Company’s EPS based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by seven.  The Notes will have a contingent BCF which will be recorded when the contingency is resolved.

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

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the FV of the conversion option is a derivative that was bifurcated and treated as liability at the date of inception. The conversion feature was accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature is akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option is an embedded derivative and is bifurcated from the host contact, BCF analysis is not required. The FV of the conversion feature was recorded as a liability and will be marked to market until the conversion rate is set. As the loan has a reset clause in the event the Company issues shares below the conversion price, it will be treated as a liability as long as the loan is outstanding. The unamortized discount due to conversion feature will continue to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 due to BCF including the remaining unamortized portion as a result of repayment of the loans as described below.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated August 18, 2010. Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated the transaction of the second tranche of RMB 50 million of the convertible note under the Note Agreement. The Company and Cinda also agreed that the Company will redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). There was an additional 5% interest rate on any default in payment of the Redemption Price and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") accrued at 18%. Half of the amount owed was paid by the Company on June 20, 2012 and the remaining half was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended to a future date.

Xi’an TCH redeemed $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011 per the Supplemental Agreement described above. During the year ended December 31, 2012, the Company amortized $2,140,050 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of December 31, 2012, there was no derivative liability as the Company redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half at a future date, plus accrued interest at 18%. During the year ended December 31, 2012, the Company recorded interest expense of $746,599 on the $3.97 million (the remaining RMB 25 million) of Cinda loan at 18%. The repayment of the Cinda loan for the remaining $3.97 million and unpaid interest of $383,939 was, upon request from Cinda and per an oral agreement, extended from November 30, 2012 to a future date.

On December 9, 2011, Mr. Ku executed a Certificate for additional collateral to pledge an additional 1.5 million shares of common stock of the Company that he owns as collateral to Cinda to secure the unpaid note. In addition, on December 9, 2011, Xi’an TCH and Jingu, an affiliate of Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement. Pursuant to the terms of the Jingu Agreement, Xi’an TCH repaid $7.94 million (RMB 50 million) and interest of $1.00 million (RMB 6.45 million) to Jingu on December 16, 2011.

16. STOCK-BASED COMPENSATION PLAN

Options to Employees

 On August 4, 2008, the Company granted certain employees stock options under the Company’s 2007 Non-Statutory Stock Option Plan, which was later amended and restated in 2010, to acquire 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share. The options vest over three years and have a life of five years.

Based on the FV method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option granted to employees is recognized as compensation expense over the vesting period of each stock option award. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification of the options cancelled on June 25, 2008. The grant date FV of options was $5.04 million.

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

As of December 31, 2012 and 2011, the Company did not meet the financial goals of 2012 and 2011; accordingly, the second and third tranche (two thirds of the total number of 2,200,000 options) was forfeited.

The options have a life of five years. The FV of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options was deemed independent of the others; therefore, the fair value of each tranche of the options will be fully expensed within each year.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2011	5,200,000	$1.84	3.52
Exercisable at January 1, 2011	2,255,000	0.86	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,333	-	3.61
Outstanding at December 31, 2011	4,466,667	1.64	2.34
Exercisable at December 31, 2011	3,675,333	1.35	2.07
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,334	-	-
Outstanding at December 31, 2012	3,733,333	1.36	1.09
Exercisable at December 31, 2012	3,733,333	$1.36	1.09

In July 2011, the Compensation Committee of the Board of Directors of the Company approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors on August 4, 2008.

The Company recorded $89,252 and $1,411,138 compensation expense for stock options to employees during the year ended December 31, 2012 and 2011, respectively.   There were no options exercised during the years ended December 31, 2012 and 2011, respectively.

Options that were vested and exercisable at December 31, 2012 were 3,733,333 shares, weighted average exercise price of $1.36, no intrinsic value, and weighted-average remaining contractual term of 1.09 years. Options that were expected to vest at December 31, 2012 were 0 shares.

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

 The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2011	210,000	$2.60	4.05
Exercisable at January 1, 2011	170,000	2.52	3.89
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	210,000	2.60	3.05
Exercisable at December 31, 2011	210,000	2.60	3.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	210,000	2.60	2.05
Exercisable at December 31, 2012	210,000	$2.60	2.05

The Company recorded $0 and $43,975 compensation expense for stock options to independent directors during the years ended December 31, 2012 and 2011, respectively.  No options were exercised during the years ended December 31, 2012 and 2011.

Options that were vested and exercisable at December 31, 2012 were 210,000 shares, weighted average exercise price of $2.60, no intrinsic value, and weighted-average remaining contractual term of 2.05 years.

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

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2011	50,000	$1.50	3.75
Exercisable at January 1, 2011	50,000	1.50	3.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	50,000	1.50	2.75
Exercisable at December 31, 2011	50,000	1.50	2.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	50,000	1.50	1.75
Exercisable at December 31, 2012	50,000	$1.50	1.75

The Company recorded $0 compensation expense for warrants to the IR firms for the years ended December 31, 2012 and 2011.  There were no warrants exercised during the years ended December 31, 2012 and 2011.

Warrants that were vested and exercisable at December 31, 2012 were 50,000 shares, weighted average exercise price of $1.50, no aggregate intrinsic value, and weighted-average remaining contractual term of 1.75 years.

17. SHAREHOLDERS’ EQUITY

Shares Issued for Asset Transfer

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Xueyi Dong (“Dong”), a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred a set of biomass systems (the “Biomass Systems”) to Xi’an TCH, and Xi’an TCH agreed to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. On November 22, 2011, our BOD approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share to settle outstanding balance of RMB 80,000,000.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  The Company paid the consideration (including both the cash and stock portion) in full in 2011.

As of December 31, 2011, the Company recorded a gain of $8.3 million from issuance of the shares to Dong, the difference between the amount payable to Dong of $11.78 million and the FV of $3,529,411 for the 2,941,176 shares issued on November 22, 2011 by using the stock price on issuance date.

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

Surplus Reserve Fund

The Company’s Chinese subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not intend to do so.

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

Common Welfare Fund

The common welfare fund is a voluntary fund to which the Company can transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company does not participate in this fund.

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2012.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2012

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($ 959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 36,413,838 ($5,377,245)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 9,780,018 ($1,429,370)

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Xingtai Huaxin	¥550,000	¥275,000	Did not accrue yet due to accumulated deficit

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of December 31, 2012 and 2011, Xi’an TCH had outstanding notes receivable of $0 and RMB 520,000 ($82,528), respectively.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi'an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi'an TCH is for a 3 year period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi'an TCH: (i) total accumulated sales in 3 years should be RMB 320 million ($50.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($ 9.0 million). In 2012, Xi'an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 ($9.0 million) in 2012 under PRC GAAP. The probability of achieving total accumulated sales of RMB 320 million ($50.8 million) for the 3 years period was evaluated by the management. Based on management’s evaluation, Xi’an had six projects in operation with minimum monthly lease payments of RMB 9.3 million ($1.5 million) under PRC GAAP; as a result, management believes that achieving total accumulated sales target of RMB 320 million ($50.8 million) over a period of 3 years is probable and therefore recognized the subsidy income in 2012. Total subsidy income for 3 years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulitng company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling and net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income. Xi’an TCH will return the funds to the authority if they do not meet the sales target.

20. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired March 4, 2012. The Company renewed the lease for two years untill March 4, 2014, and it can be renewed with the monthly payment increasing by 8% after March 5, 2014. Currently, the monthly rental payment is $18,000. For the years ended December 31, 2012 and 2011, the annual rental expense was $213,000 and $209,000.

ShangHai TCH entered into a one-year renewable rental agreement to lease a virtual office effective April 1, 2011. The lease will be automatically renewed when expires. The monthly payment is $260. For the years ended December 31, 2012 and 2011, the rental expense was $3,120 and $2,340, respectively.

In November 2012, Sifang Holding renewed its office in Beijing for monthly rent of $1,900 expiring on December 18, 2013. Sifang was required to pay in advance for the first six months rent for $11,450 at the beginning of the lease. The lease will be automatically renewed when it expires.

Future minimum annual rental payments required under operating leases as of December 31, 2012 are as below (by year):

2013	$242,000
2014	256,000
2015	275,000
2016	295,000
2017	$316,000
Total	$1,384,000

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

As of December 31, 2012, the Company had paid $19.27 million for Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $10.02 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company resumed the construction in April 2012 and expects to complete one of the power stations by the middle of fiscal year 2013.

Shenqiu Project Phase II

In October 2012, Xi’an TCH signed a contract with Shenqiu to reform Shenqiu power generation station to enlarge the capacity of Shenqiu Project Phase I to 24 MW. The project was commenced on October 25, 2012 and is expected to be completed by the end of the first quarter of 2013. During the construction period, Xi'an TCH stopped charging Shenqiu with rental fees until completion of the reformation.

On October 15, 2012, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shenqiu Project Phase II described above. The total cost of the project is $10.82 million. As of December 31, 2012, the Company had paid $3.72 million to Xi’an Huaxin Energy Tech Co., Ltd. The Company is committed to pay an additional $7.10 million for Shenqiu Project Phase II.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2012, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm.
(ii)	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.
(iii)	Consolidated Statements of Income for the years ended December 31, 2012 and December 31, 2011.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and December 31, 2011.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011.
(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 1, 2013	By:	/s/ Gouhou Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: April 1, 2013	By:	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2013.

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

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief
Guohua Ku	Executive Officer

/s/ David Chong	Secretary, Principal Financial Officer and
David Chong	Principal Accounting Officer

/s/ Lanwei Li	Director and Vice President and Director of
Lanwei Li	Business

/s/ Timothy Driscoll	Director
Timothy Driscoll

/s/ Julian Ha	Director
Julian Ha

/s/ Albert McLelland	Director
Albert McLelland

/s/ Yilin Ma	Director
Yilin Ma

/s/ Chungui Shi	Director
Chungui Shi

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010)

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

10.36	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012 (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2012)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Registration Statement on Form SB-2 dated November 12, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.

