Form 10-Q
period 2013-03-31
CHINA RECYCLING ENERGY CORP
filed 2013-05-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 9, 2013 was 50,224,350.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$44,849,549	$45,004,304
Restricted cash	1,036,865	2,725,002
Notes receivable	638,070	-
Accounts receivable	55,921	81,819
Current portion of investment in sales type leases, net	11,029,700	10,389,028
Interest receivable on sales type leases	63,162	912,467
Prepaid expenses	53,467	49,581
Other receivables	200,297	121,109
Advance to related party	-	440,987
Prepaid interest on trust loans	818,325	816,164
Prepaid loan fees - current	81,354	81,139

Total current assets	58,826,710	60,621,600

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	183,046	202,848
Investment in sales type leases, net	129,639,111	118,021,435
Long term deposit	389,537	388,508
Property and equipment, net	61,589	68,305
Construction in progress	21,396,379	22,993,905

Total non-current assets	151,669,662	141,675,001

TOTAL ASSETS	$210,496,372	$202,296,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,589,158	$239,722
Notes payable - bank acceptances	1,595,176	3,659,216
Taxes payable	1,505,023	1,372,535
Accrued liabilities and other payables	1,808,605	1,534,829
Advance from related parties	40,751	-
Deferred tax liability	2,652,145	2,471,925
Bank loans payable - current	13,558,998	13,523,188
Trust loans payable	31,504,730	31,421,526
Interest payable on trust loans	1,295,745	317,962
Convertible note	3,766,694	3,766,694
Accrued interest on convertible note	563,112	383,929
Current portion of long term payable	1,321,309	1,292,185

Total current liabilities	66,201,446	59,983,711

NONCURRENT LIABILITIES
Deferred tax liability, net	7,161,882	6,565,618
Refundable deposit from customers for systems leasing	590,215	588,656
Long term payable	3,381,363	3,711,658
Bank loans payable	10,049,610	12,091,321

Total noncurrent liabilities	21,183,070	22,957,253

Total liabilities	87,384,516	82,940,964

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,224,350 shares issued and outstanding as of March 31, 2013 and December 31, 2012	50,225	50,225
Additional paid in capital	58,501,642	58,501,642
Statutory reserve	8,185,866	7,766,002
Accumulated other comprehensive income	11,879,559	11,554,225
Retained earnings	39,985,433	37,107,107

Total Company stockholders' equity	118,602,725	114,979,201

Noncontrolling interest	4,509,131	4,376,436

Total equity	123,111,856	119,355,637

TOTAL LIABILITIES AND EQUITY	$210,496,372	$202,296,601

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Revenue
Sales of systems	$14,079,796	$-
Contingent rental income	260,775	147,553

Total revenue	14,340,571	147,553

Cost of sales
Cost of systems	10,900,912	14,383

Total cost of sales	10,900,912	14,383

Gross profit	3,439,659	133,170

Interest income on sales-type leases	3,824,840	4,814,250

Total operating income	7,264,499	4,947,420

Operating expenses
General and administrative	1,082,446	779,555

Income from operations	6,182,053	4,167,865

Non-operating income (expenses)
Interest income	92,588	26,906
Interest expense	(1,494,496)	(2,601,234)
Changes in fair value of conversion feature liability	-	1,127,400
Other expenses	(980)	(92,046)

Total non-operating expenses net	(1,402,888)	(1,538,974)

Income before income tax	4,779,165	2,628,891
Income tax expense	1,360,054	487,392

Income before noncontrolling interest	3,419,111	2,141,499
Less: Income attributable to noncontrolling interest	120,921	118,934

Net income attributable to China Recycling Energy Corp	3,298,190	2,022,565

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	325,334	122,886
Foreign currency translation gain attributable to noncontrolling interest	11,774	5,019

Comprehensive income attributable to China Recycling Energy Corp	$3,623,524	$2,145,451

Comprehensive income attributable to noncontrolling interest	$132,695	$123,953

Basic weighted average shares outstanding	50,224,350	46,474,350
Diluted weighted average shares outstanding *	50,945,906	53,009,813

Basic earnings per share	$0.07	$0.04
Diluted earnings per share *	$0.07	$0.04

*	Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$3,419,111	$2,141,499
Adjustments to reconcile income including noncontrolling
interest to net cash provided by operating activities:
Changes in sales type leases receivables	(14,079,796)	-
Depreciation and amortization	11,305	14,210
Amortization of prepaid loan fees	20,307	20,214
Amortization of discount related to conversion feature of convertible note	-	583,650
Changes in fair value of conversion feature liability	-	(1,127,400)
Stock options and warrants expenses	-	25,784
Changes in deferred tax	751,402	227,293
(Increase) decrease in current assets:
Interest receivable on sales type lease	850,419	1,189,067
Collection of principal on sales type leases	2,179,702	2,296,217
Prepaid expenses	(3,749)	470
Account receivables	26,074	5,744,801
Other receivables	(78,746)	418,660
Construction in progress	1,655,880	(15,835)
Increase (decrease) in current liabilities:
Accounts payable	4,268,535	(1,199,993)
Taxes payable	128,657	(1,615,487)
Interest payable	975,447	1,071,156
Accrued liabilities and other payables	271,341	25,953
Accrued interest on convertible notes	179,183	238,362

Net cash provided by operating activities	575,072	10,038,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,692,761	(475,632)
Acquisition of property & equipment	(4,420)	(262)

Net cash provided by (used in) investing activities	1,688,341	(475,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - bank acceptances	(637,095)	15,854
Notes payable - bank acceptances	-	792,720
Proceeds from loans	4,778,211	4,756,318
Repayment of loans	(6,848,770)	(951,264)
Convertible note	(313,941)	(288,888)
Advance from (to) related parties	482,283	(2,407,334)

Net cash provided by (used in) financing activities	(2,539,312)	1,917,406

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	121,144	38,619

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(154,755)	11,518,752
CASH & EQUIVALENTS, BEGINNING OF PERIOD	45,004,304	14,949,253

CASH & EQUIVALENTS, END OF PERIOD	$44,849,549	$26,468,005

Supplemental Cash flow data:
Income tax paid	$481,732	$1,824,958
Interest paid	$513,574	$556,805

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Under these two Joint-Operation Agreements, Shanghai TCH and Yingfeng jointly pursued a top gas recovery turbine project (the "TRT Project") that was to design, construct, install and operate a TRT Project for Zhangzhi Iron and Steel Holdings Ltd. (the “Zhangzhi") and Xingtai Iron and Steel Company, Ltd. (the “Xingtai”), respectively. These two projects were completed and put into operation in February and August 2007, respectively. Xingtai power generation system reached maturity of the lease in January 2012, and the system was transferred to Xingtai.

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

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of March 31, 2013, Erdos had contributed 7% of the total investment of the project, and Xi’an TCH had contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from a variety furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour.  The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

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

On December 10, 2010, Erdos TCH entered into a supplementary agreement with Xi’an Huaxin Energy Tech Co., Ltd (the construction contractor) to change the Erdos Phase II project of four 9MW waste heat generation systems to three 9MW systems, and to move the fourth 9MW waste heat generation system into Phase III of the project; as a result of entering into this supplementary agreement, the construction costs decreased from $37.4 million (RMB248 million) to $28.1 million (RMB186 million) for Phase II.  In the first quarter of 2011, the Company completed all three 9MW power stations of Phase II and put them into operation. On September 13, 2012, the Company terminated the Phase III power generation system construction due to termination of refining plant construction by Erdos as a result of changing business development strategy.

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH was to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  During 2011, the Company paid the cash portion and issued 2,941,176 shares of common stock for payment of RMB 80,000,000 in shares; in connection with this transaction, the Company also recorded a gain of $8.3 million as a result of the change in fair value of liability, which was marked to market.

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with Pucheng XinHengYuan Biomass Power Generation Co., Ltd. (“XHY”).  Under this lease agreement, Xi’an TCH leased this same set of 12MW biomass power generation systems to XHY at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity Waste Heat Power Generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  Total investment in this project was $7.8 million (RMB 55 million). The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of March 31, 2013, Xi’an TCH had not yet commenced the CDM application process.

 On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. The consideration was paid in full in 2012. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $10.83 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1,500,000) per month for 9.5years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. During the construction period, from November 2012 to March 2013, Xi'an TCH stopped charging Shenqiu Phase I rental fees.

On June 13, 2012, Huahong, a subsidiary of the Company, obtained preliminary approval from Department of Commerce of Shaanxi Province to reduce its investment from $10 million to $5 million and its registered capital from $10 million to $2.5 million.

In October 2012, the Company deregistered its subsidiary Huaxin due to its inactivity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2012 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiary Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the investment is from Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Contingent Rental Income

The Company records income from actual electricity usage in addition to minimum lease payments of each project as contingent rental income in the period contingent rental income is earned.  Contingent rent is not part of minimum lease payments. For the three months ended March 31, 2013 and 2012, the contingent rental income was $260,775 and $147,553, respectively.

Cash and Equivalents

Cash and equivalents includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

As of March 31, 2013 and December 31, 2012, the Company had accounts receivable of $55,921 and $81,819 from sales of extra electricity, respectively, representing the outstanding receivables for contingent rental income.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2013 and December 31, 2012.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of March 31, 2013 and December 31, 2012, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2013, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $10.05 million, (ii) a long term payable for a sale-leaseback transaction of $3.38 million.

FV measurements / approximations, for certain financial instruments, are based on what a reporting entity would likely have to pay to transfer the financial obligation to an entity with a comparable credit rating. The Company’s bank loans and trust loans payable are privately held (i.e., nonpublic) debt; therefore, pricing inputs are not observable. For this reason, the Company classified bank loans and trust loans payable as a Level 3 FV measurement in the valuation hierarchy.

For each of the Company’s long term debt obligations noted above, the Company believes the carrying amounts approximate their FV. The following reasons support this determination.

Bank Loans Payables of $10.05 Million (noncurrent portion)

As of March 31, 2013, the Company had two loans with the same Chinese commercial bank with terms of three and four years, respectively. Each loan was for the subsidiary’s (Xi’an TCH’s) energy saving and emission reduction projects and had a floating interest rate that both reset at the beginning of each quarter at 115%, of the national base interest rate for the same term and same level loan. Each of these loans was guaranteed by Xi’an TCH (along with a pledge of its accounts receivables) and by certain executive officers of the Company, and a pledge of certain BMPG (Biomass Power Generation) systems. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

Sale-Leaseback Transaction of $3.38 Million

The Company recorded the sale-lease back transaction at FV, which is the present value of the total future cash outflow including principal and interest payments.

As of March 31, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $3.38 million described above.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	2013	2012
Net income for common shares	$3,298,190	$2,022,565
Interest accrued on convertible notes*	179,183	238,362
Net income for diluted shares	$3,477,373	$2,260,927

Weighted average shares outstanding – basic	50,224,350	46,474,350
Effect of dilutive securities:
Convertible notes		5,641,969
Options granted	721,556	893,494

Weighted average shares outstanding – diluted	50,945,906	53,009,813
Earnings (loss) per share – basic	$0.07	$0.04
Earnings (loss) per share – diluted	$0.07	$0.04

*	Interest expense on convertible notes was added back to net income for the computation of diluted EPS.

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

New Accounting Pronouncements

As of March 31, 2013, there were no recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of 5 and 13 years, respectively; and leased CHPG systems to Tong Chuan, Shengwei, and Jing Yang Shengwei respectively for 5 years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu Phase I for 11 years, Shenqiu Phase II for 9.5 years, and a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years. The components of the net investment in sales-type leases as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Total future minimum lease payments receivable	$399,987,266	$380,608,263
Less: Executory cost	(113,338,304)	(113,529,216)
Less: Unearned interest income	(145,980,151)	(138,668,584)
Net investment in sales - type leases	140,668,811	128,410,463
Current portion	11,029,700	10,389,028
Noncurrent portion	$129,639,111	$118,021,435

As of March 31, 2013, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$38,539,638
2015	30,459,497
2016	29,326,592
2017	29,326,592
2018	29,326,592
Thereafter	243,008,355
Total	$399,987,266

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of March 31, 2013 and December 31, 2012 was $1,036,865 and $2,725,002 (of which, $954,578 was deposited as a principal-guaranteed financial investment product with a term of six months at December 31, 2012), respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of March 31, 2013, the Company had construction in progress of $21.40 million for the Shanxi Datong Coal Group Power Generation project. As of December 31, 2012, the Company had construction in progress of $19.27 million for the Shanxi Datong Coal Group Power Generation project and $3.72 million for the Shenqiu Project Phase II. Shenqiu Project Phase II was completed at the end of March 2013. As of March 31, 2013, the Company was committed to pay an additional $7.89 million for the Shanxi Datong Coal Group Power Generation project.

In September 2012, Erdos TCH, Erdos and general contractor Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”) terminated the construction of Phase III of the power generation system projects due to Erdos stopping construction of the refining plant as a result of a change in business strategy. Cost of construction in progress which Erdos TCH paid for Phase III of the project was $19.86 million (RMB 125.44 million) as of the termination date; Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH for construction in progress payments made by Erdos TCH; and Erdos compensated $3.58 million (RMB 22.04 million) to Erdos TCH for the loss, Erdos TCH in turn paid $0.32 million (RMB 2.0 million) to Hengfeng for the loss from the project termination; accordingly, Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from termination of this project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Income	$827,496	$689,532
Business	260,076	257,378
VAT arising from transfer WGPG to Shenmu	382,842	381,832
Other	34,609	34,793
	$1,505,023	$1,372,535

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Employee training, labor union expenditure and social insurance payable	$373,507	$372,521
Consulting, auditing, and legal expenses	784,668	618,957
Accrued payroll and welfare	365,236	291,310
Accrued system maintenance expense	47,855	47,729
Other	237,339	204,312
Total	$1,808,605	$1,534,829

9.  RELATED PARTY TRANSACTIONS

As of March 31, 2013, advances from related parties totaled $40,751, which were advanced by the Company’s management, bore no interest, and are payable on demand.

As of December 31, 2012, advances to related parties totaled $440,987, including $481,863 to Erdos Metallurgy Co., Ltd. (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, and net of a $40,876 advanced by the Company’s management, which bore no interest, and were payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.2 million and $1.83 million for the three months ended March 31, 2013, and $0.1 million and $1.86 million for the three months ended March 31, 2012, respectively.

10. NONCONTROLLING INTEREST

“Non-controlling interest” is a 7% equity interest of Erdos TCH owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively.

As of March 31, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH.

Erdos TCH allocates its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under PRC GAAP.  The main difference between US GAAP and PRC GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under PRC GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under PRC GAAP for the three months ended March 31, 2013 and 2012 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2013	2012
Net Revenue	$3,758,993	$3,711,425
Cost of Revenue	(2,116,686)	(2,105,057)
Gross Profit	1,642,307	1,606,368
Operating expenses	37,977	15,506
Income from operations	1,604,330	1,590,862
Non-operating income (expense)	(1,085,990)	-
Income tax expense	(129,585)	(397,716)
Net Income (loss)	$388,755	$1,193,146

The following is a reconciliation of net income per PRC GAAP to net income per US GAAP for the three months ended March 31, 2013 and 2012:

	2013	2012
Net income per PRC GAAP	$388,755	$1,193,146
Adjustments under US GAAP:
Revenue per sales-type lease	(3,583,659)	(3,567,238)
Cost of revenue	2,055,270	2,095,199
Loss from operations	(1,528,389)	(1,472,039)
Operating income (expense)	(44)	137
Interest income	1,832,757	673,934
Income (loss) before income tax	304,324	(797,968)
Deferred income tax benefit (expense)	(88,474)	199,492
Net adjustments	215,850	(598,476)
Net income per US GAAP	$604,605	$594,670

The following is an unaudited balance sheet of Erdos TCH, prepared under PRC GAAP as of March 31, 2013 and December 31, 2012:

	2013	2012
Assets
Cash and equivalents	$10,529	$12,411
Other current assets	15,390,766	12,774,129
Property and equipment	46,071,286	46,558,041
Construction in process	-	-
Total Assets	$61,472,581	$59,344,581
Liabilities
Accounts payable	$-	$39,774
Other current liabilities	1,999,030	376,649
Long term loan	38,882,420	38,779,731
Total liabilities	40,881,450	39,196,154
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	1,807,908	1,753,959
Retained earnings	639,551	250,796
Total stockholders’ equity	20,591,131	20,148,427
Total liabilities and stockholders’ equity	$61,472,581	$59,344,581

11. DEFERRED TAX

Deferred tax asset resulted from accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future; and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of March 31, 2013 and December 31, 2012, deferred tax liability consisted of the following:

	2013	2012
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$80,968	$48,453

Deferred tax asset — noncurrent (depreciation of fixed assets)	25,319,299	22,933,886
Deferred tax liability — noncurrent (net investment in sales-type leases)	(32,562,149)	(29,547,957)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,161,882)	$(6,565,618)
Deferred tax liability — current (net investment in sales-type leases)	$(2,652,145)	$(2,471,925)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2013 and 2012 is 25%. Xi’an TCH’s effective income tax rate in 2012 until August was 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 15% rate expired in August 2012, and Xi’an TCH’s effective income tax rate became 25%. Xingtai Huaxin’s effective income tax rate for 2012 was 25% (deregistered in October 2012).  Huahong and Erdos TCH’s effective income tax rate for 2013 and 2012 is 25%.  Shanghai TCH, Xi’an TCH, Huahong, and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of March 31, 2013, had net operating loss (“NOL”) carry forwards for income taxes of $11.04 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2013, a total of $73.0 million, of our non-US subsidiaries’ accumulated undistributed earnings, has been indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $13.7 million would have been owed if such earnings were currently remitted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for three months ended March 31, 2013 and 2012, respectively:

	2013	2012
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(10.5)%	(9.3)%
Effective tax holiday	-%	(7.3)%
Non tax-deductible expense	-%	(7.0)%
Other	(0.5)%	-%
Valuation allowance on US NOL	5.5%	8.1%
Tax per financial statements	28.5%	18.5%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in FV of conversion feature liability.

The provision for income taxes for the three months ended March 31, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense - current	$608,652	$198,223
Income tax expense - deferred	751,402	289,169
Total income tax expenses	$1,360,054	$487,392

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of December 31, 2012, the entire outstanding trust loan was due within one year. The net loan payable under this trust plan was $31.5 million and $31.4 million (RMB 197,500,000) as of March 31, 2013 and December 31, 2012, respectively.

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

For the year ended December 31, 2012, Erdos TCH incurred a net loss under both PRC GAAP and US GAAP.

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

Bank Long Term Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan are required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan has a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $478,000 (RMB 3,000,000). The loan agreement contained standard representations, warranties and covenants, and is guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. As of March 31, 2013, this loan had outstanding balance of $0.48 million which was to be repaid within one year, and was classified as a current liability. The principal was paid in full on the maturity date, April 6, 2013.

The loan had the following covenants: (i) maintain the current assets and net assets at not less than $79 million (RMB 500 million); (ii) assets to liability ratio must not be less than 80%; and (iii) the current ratio must not be less than 2.5. On March 28, 2011, the Company received a waiver letter from the Lender waiving all covenants.

Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan are required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $478,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of March 31, 2013, this loan had an outstanding balance of $2.39 million, which is to be repaid within one year.

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

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $20.74 million (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. The proceeds of the loan are required to be used for construction and equipment purchases for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,595,176 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of March 31, 2013, this loan had outstanding balance of $15.95 million, of which, $6.38 million was to be repaid within one year and was classified as current liability, and $9.57 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan was 0.60133%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid the third party guarantee company $119,322 (RMB 750,000) as a re-guarantee service fee. This loan was repaid at maturity.

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 27, 2014. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $113,483 (RMB 712,500) as a re-guarantee service fee.

As of March 31, 2013, the future minimum repayment of all the bank loans to be made by years was as follows:

2014	$14,037,550
2015	6,380,706
2016	3,190,352
Total	$23,608,608

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee: amortized over five years. For the three months ended March 31, 2013 and 2012, $20,307 (RMB 127,500) and $20,214 (RMB 127,500) was amortized. The unamortized portion was recorded as prepaid loan fees of $81,354 and $183,046 into current and non-current portions, respectively, as of March 31, 2013.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of March 31, 2013, the Company made repayments of $2,897,334 to Cinda Financial.

As of March 31, 2013, the future minimum payment to be made by years was as follows:

2013	$1,655,792
2014	1,655,792
2015	1,655,792
2016	413,947

Total	$5,381,323
Unamortized interest	(678,651)
Total long term payable	4,702,672
Current portion	1,321,309
Noncurrent portion	$3,381,363

14. CONVERTIBLE NOTES PAYABLE AND REVOLVING FINANCING AGREEMENT

Convertible Notes from Carlyle

On April 29, 2009, CREG issued an 8% Secured Convertible Promissory Note of $3 million to CAGP with an original maturity date of April 29, 2012. The note holder had the right to convert all or any part of the outstanding principal amount of this note, together with interest, if any, into shares of the Company’s common stock, at any time on or after March 30, 2010 (or such earlier date if the audited consolidated financial statements of the Company for the fiscal year ending December 31, 2009 are available on a date prior to March 30, 2010) and prior to the maturity date (or such later date on which this note is paid in full) at $0.80 per share.

On May 11, 2012, Carlyle, Great Essential Investment, Ltd., (“Great Essential”) and the Company entered into a Convertible Promissory Note Transfer Agreement (the “Agreement”) dated April 28, 2012, in which Great Essential agreed to pay $3 million to Carlyle for its entire right, title and interest in the Note. All interest due and payable on the Note as of April 29, 2012 was paid by the Company to Carlyle. The transfer of the Note took effect after the payment of the $3 million transfer price and interest accrued after April 29, 2012 was paid in full by the Great Essential. In the Agreement, Carlyle and Great Essential extended the maturity date on the Note for 60 days following the effective date of the transfer. On July 24, 2012, Carlyle, Great Essential and the Company entered into a First Amendment to Convertible Promissory Note Transfer Agreement, effective June 30, 2012, in which all parties extended the termination date of the Agreement from June 30, 2012 to August 30, 2012, and the maturity date of the 8% Secured Promissory Note of $3,000,000, from July 28, 2012 to September 26, 2012. In September 2012, Great Essential paid Carlyle in full for the note, including accrued interest and, after the note was transferred to Great Essential, Great Essential converted the note into 3,750,000 shares of the Company’s common stock at $0.80 per share in accordance with the terms of the transfer agreement.

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

Each Note had a conversion price at the lower of (i) $2.46 per share or (ii) an amount equal to the Company’s EPS based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by seven.  The Notes had a contingent BCF which will be recorded when the contingency is resolved.

Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda entered into a Capital Trust Loan Agreement (“Trust Loan Agreement”), in which Jingu would raise 100 million RMB ($16 million) under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (“Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Loans”).  If the Loans under the Trust Loan Agreement did not occur, then under the Note Agreement the principal amount of the Notes to be issued in each tranche would be the US dollar equivalent of RMB 100 million.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Loans could be exchanged (on the same terms as the Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. All proceeds from the Notes and the Loans were to be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project.

The term of the Loans was for three years from the date of the first draw. The interest rate for the Loans is the People’s Bank of China’s (“PBOC”) three year loan base interest rate plus two percent (2%). If the Loans were not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH was to pledge the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH pledged its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH provided a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku was to provide his personal joint liability to Jingu for the Loans.

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the FV of the conversion option was a derivative that was bifurcated and treated as liability at the date of inception. The conversion feature was accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature was akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option was an embedded derivative and was bifurcated from the host contact, BCF analysis was not required. The FV of the conversion feature was recorded as a liability and was marked to market until the conversion rate was set. As the loan had a reset clause in the event the Company issued shares below the conversion price, it was to be treated as a liability as long as the loan was outstanding. The unamortized discount due to conversion feature continued to be amortized over the term of the loan; during the year ended December 31, 2011, the Company amortized $10,747,493 due to BCF including the remaining unamortized portion as a result of repayment of the loans as described below.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated August 18, 2010. Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated the transaction of the second tranche of RMB 50 million of the convertible note under the Note Agreement. The Company and Cinda also agreed that the Company would redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). There was an additional 5% interest rate on any default in payment of the Redemption Price and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") accrued at 18%. Half of the amount owed was paid by the Company on June 20, 2012 and the remaining half was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended to a future date.

Xi’an TCH redeemed $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011 per the Supplemental Agreement described above. During the year ended December 31, 2012, the Company amortized $2,140,050 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of December 31, 2012, there was no derivative liability as the Company redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half at a future date, plus accrued interest at 18%. During the three months ended March 31, 2013, the Company recorded interest expense of $179,183 on the $3.76 million (the remaining RMB 25 million) of Cinda loan at 18%. The repayment of the Cinda loan for the remaining $3.76 million and unpaid interest of $563,112 was, upon request from Cinda and per an oral agreement, extended from November 30, 2012 to a future date.

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

As of March 31, 2013 and December 31, 2012, the Company had principal of $3.77 million under China Cinda Note with accrued interest of $0.56 million.

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

The options have a life of five years. The FV of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options is deemed to be independent of the others. Therefore, the fair value of the first tranche options was fully expensed during fiscal year 2011; the second and third tranche of options were forfeited due to the non-achievement of established financial benchmarks.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	3,733,333	1.36	1.09
Exercisable at January 1, 2013	3,733,333	$1.36	1.09
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	3,733,333	1.36	0.84
Exercisable at March 31, 2013	3,733,333	$1.36	0.84

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors of the Company (the "Board") on August 4, 2008.

The Company recorded $0 and $25,784 compensation expense for stock options to employees during the three months ended March 31, 2013 and 2012, respectively.   There were no options exercised during the three months ended March 31, 2013 and 2012, respectively.

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

On October 7, 2010, our Board approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with China Cinda and its affiliate on August 18, 2010. At the same time, our Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and became exercisable on the six-month anniversary of the grant date with a life of 5 years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $83,000.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	210,000	2.60	2.05
Exercisable at January 1, 2013	210,000	$2.60	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	210,000	2.60	1.80
Exercisable at March 31, 2013	210,000	$2.60	1.80

No options were exercised during the three months ended March 31, 2013 or 2012.

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

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	50,000	1.50	1.75
Exercisable at January 1, 2013	50,000	$1.50	1.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	50,000	1.50	1.50
Exercisable at March 31, 2013	50,000	$1.50	1.50

There were no warrants exercised during the three months ended March 31, 2013 or 2012.

16. STATUTORY RESERVES

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of March 31, 2013 and December 31, 2012, Xi’an TCH had notes receivable of $1.11 million and $0, respectively, that are endorsed to third parties as payment for its own obligation, the Company was contingently liable for these notes in the event the issuing bank refusing to redeem the notes.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi'an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi'an TCH is for a three years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi'an TCH: (i) total accumulated sales in three years should be RMB 320 million ($50.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($ 9.0 million). In 2012, Xi'an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 ($9.0 million) in 2012 under PRC GAAP. For the three months ended March 31, 2013, Xi’an TCH’s total sales were RMB 27.24 million ($ 4.34 million) under PRC GAAP. The probability of achieving total accumulated sales of RMB 320 million ($50.8 million) for the three years period was evaluated by the management. Based on management’s evaluation, Xi’an TCH had six projects in operation with minimum monthly lease payments of RMB 9.3 million ($1.5 million) under PRC GAAP; as a result, management believes that achieving total accumulated sales target of RMB 320 million ($50.8 million) over a period of three years is probable and therefore recognized the subsidy income in 2012. Total subsidy income for 3 years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling and net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income. Xi’an TCH will return the funds to the authority if it does not meet the sales target.

18. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired March 4, 2012. The Company renewed the lease for two years until March 4, 2014, and it can be renewed with the monthly payment increasing by 8% after March 5, 2014. Currently, the monthly rental payment is $18,000. For the three months ended March 31, 2013 and 2012, the rental expense was $54,502 and $50,250, respectively.

ShangHai TCH entered into a one-year renewable rental agreement to lease a virtual office effective April 1, 2011. The lease will be automatically renewed when expires. The monthly payment is $260. For the three months ended March 31, 2013 and 2012, the rental expense was $2,136 and $780, respectively.

In November 2012, Sifang Holding renewed its office in Beijing for monthly rent of $1,900 expiring on December 18, 2013. Sifang was required to pay in advance for the first six months rent for $11,450 at the beginning of the lease. The lease will be automatically renewed when it expires.

Future minimum annual rental payments required under operating leases as of March 31, 2013 were as below (by year):

2014	$242,000
2015	256,000
2016	275,000
2017	295,000
2018	$316,000
Total	$1,384,000

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

On February 28, 2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shanxi Datong Coal projects of two 3MW TRT and one 15 MW WGPG systems described above. The project was scheduled to be completed 12 months from construction commencement.

As of March 31, 2013, the Company had paid $21.40 million for Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $7.89 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The Company resumed construction in April 2012 and expects to complete the project by the middle of 2013.

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

On December 31, 2011, Xi’an TCH entered into a Repurchase Agreement for the Coke-Oven Gas Power Generation Project (the “Repurchase Agreement”) with Shenmu. Under the Repurchase Agreement, Shenmu purchased the set of 18MW capacity power generating systems (the “Systems”) from Xi’an TCH and paid outstanding energy saving service fees of $3.08 million (RMB 19.44 million) to Xi’an TCH within three working days from the date of the Repurchase Agreement. Xi’an TCH transferred the Systems to Shenmu for $18.75 million (RMB 120 million) (the “Repurchase Price”), which was paid in three installments within 180 days. In June 2012, the Company received the full payment of the outstanding energy saving service fees and system repurchase price, and, as a result, ownership of the Systems was transferred to Shenmu and the Cooperative Contract was terminated.

Erdos Projects

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of March 31, 2013, total registered capital was increased to $17.55 million (RMB 120 million), of which $16.37 million (RMB 112 million) was contributed by Xi’an TCH and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120,000,000). As of March 31, 2013, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed will be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP, with regards to the Erdos TCH project, is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost.

On April 18, 2009, Erdos TCH signed a Cooperation Agreement with Erdos to recycle heat from a variety of furnaces of Erdos Metallurgy’s metal refining plants to generate power and steam, which will then be sold back to Erdos Metallurgy. According to the contract, Erdos TCH will install a group of power generation projects with a total of 70MW power capacity, which may expand up to 120MW, and 30-ton steam per hour, with an estimated total investment in excess of $79 million (RMB 500 million). The construction of the projects was split into three phases, two power generation systems in Phase I with a total of 18MW power capacity, three power generation systems in Phase II with a total of 27MW power capacity and one power generation system in Phase III with 25MW power capacity.

At the end of 2009, Erdos TCH completed the first 9MW power station of Phase I of the project and put it into operation. At the end of March 2010, Erdos TCH completed the construction of Phase I through completion of the second 9MW power station and delivery of the units for operation. Phase I includes two 9MW systems for a combined 18MW power capacity. Pursuant to the Cooperation Agreement and the supplement agreements signed between Erdos and Erdos TCH, Erdos shall purchase all the electricity and steam to be generated from the JV’s power generation systems. Erdos TCH leased the two 9MW systems to Erdos and is responsible for their operation and maintenance. For each phase of the project, the lease term is 20 years starting from the date of completion of the phase. Erdos agreed to pay a fixed minimum of $0.24 million (RMB 1.5 million) per month for each 9MW capacity power generation system. In addition Erdos will pay the actual amount if the actual sale of the electricity generated is more than $0.24 million (RMB 1.5 million) monthly per unit. Effective January 2010 and April 2010 respectively, Erdos TCH outsourced to an independent third party the operation and maintenance of the two 9MW power generation projects for $995,000 (RMB 6.27 million) each per year. After 20 years, the units will be transferred to Erdos without charge. During the fourth quarter of 2010, Erdos power generation system Phase II, two 9MW capacity electricity power generation system, was completed and put into operation. During the first quarter of 2011, Erdos power generation system Phase II, the 3rd 9MW capacity electricity power generation system, was completed and put into operation through a sales type lease with terms similar to the Phase I project.

In September 2012, Erdos TCH, Erdos and the general contractor, Xianyang Hengfeng Energy Engineering Co., Ltd (“Hengfeng”), terminated the construction of the Phase III power generation system projects due to the fact that Erdos, as a result of a change in its business strategy, stopped construction of the refining plant. As of the termination date, Erdos TCH incurred construction costs of $19.86 million (RMB 125.44 million). Of this amount, Hengfeng returned $13.72 million (RMB 86.70 million) to Erdos TCH towards payments for construction in progress and Erdos paid $3.58 million (RMB 22.04 million) to Erdos TCH for the loss. Erdos TCH, in turn, paid $0.32 million (RMB 2.0 million) to Hengfeng for losses resulting from the project’s termination. Erdos incurred a net loss of $2.96 million (RMB 18.74 million) from the termination of this project.

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010. Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH agreed to pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The Company has paid the consideration (including the cash portion) in full. On November 22, 2011, our Board of Directors approved the issuance of 2,941,176 shares of the Company’s common stock to Dong at $4 per share pursuant to the terms of the agreement. The Company recorded a gain of $8.3 million as a result of a change in fair value of liability, which was marked to market. These shares have piggy back registration rights and were subject to a one year lock-up period. The shares issued to Dong were included in a Form S-3 Registration Statement, as amended, that we initially filed with the SEC on February 22, 2012 and amended on April 12, 2012 and May 7, 2012. The resale Form S-3 Registration Statement was declared effective by the SEC on May 18, 2012.

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

Zhongbao Project

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a set of 7MW capacity Waste Heat Power Generation (“WHPG”) systems, which are integral parts of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of the waste heat agreement with Zhongbao, an agreement that was transferred from China Zhonggang Binhai Enterprise Ltd. (“Zhonggang”) in July 2009. Zhongbao is a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009. Total investment in this project was approximately $7.8 million (RMB 55 million). The Contract is for nine years and states that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao, and help to reduce over 20,000 tons of carbon dioxide emissions every year. By the end of the term, the system shall be transferred to Zhongbao at RMB 1. Under the Contracts, Zhongbao will pay the Company a monthly “energy-saving service fee” based on the volume of the electricity and steam generated from the WHPG system in the prior month within the first five days of each month at a pre-agreed price, but no less than the minimum monthly payment of $238,000 (RMB 1.5 million). Zhongbao agreed to supply Xi’an TCH the nickel-alloy rotary kilns gas, non-salty water and compressed air free of charge and brine at $1.00 (RMB 6.3) per ton. Zhongbao also guarantees to continuously supply not less than 6,800 heat hours per year for the WHPG, or the operating term will be extended accordingly. Xi’an TCH outsources its operation and maintenance obligations to a third party for annual payments of $380,000 (RMB 2.4 million). In addition, Xi’an TCH is responsible for applying the Clean Development Mechanism (“CDM”) and the net proceeds from CDM will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively. As of March 31, 2013, Xi’an TCH had not yet commenced the CDM application process.

In June 2011, the ZhongBao system was sold to and leased back from Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”); the Company engaged a third party guarantee company to serve as guarantor for the loan, which was approved by the Industrial Bank on July 1, 2011.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). The lease term is 30 years. During the lease term, Shanxi Datong will be responsible for operating the projects and pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without charge.

On February 28, 2011, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for Shanxi Datong Coal projects of two 3MW TRT and one 15MW WGPG systems described above.

As of March 31, 2013, the Company had paid $21.40 million for the Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $7.89 million. The project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of one of the power stations with Xi’an TCH to amend certain construction plans. The construction of this project was resumed in April 2012 and the Company expects to complete the project by the middle of 2013.

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

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. During the construction period, from November 2012 to March 2013, Xi'an TCH agreed to stop charging Shenqiu Phase I rental fees. On March 30, 2013, Xi’an TCH and Shenqiu  entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1,500,000) per month for 9.5 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder.  Total sales and interest income for this non-controlling interest was $0.2 million and $1.83 million for the three months ended March 31, 2013, and $0.1 million and $1.86 million for the three months ended March 31, 2012, respectively.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiary Xi’an TCH; and Erdos TCH, in which 93% of Erdos TCH’s investment is from Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company usually transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the waste energy recycling power generating projects and finances its customers for the price of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

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

Recent Accounting Pronouncements

As of March 31, 2013, there were no recently issued accounting standards not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$14,340,571	100%	$147,553	100%
Sales of systems	14,079,796	98%	-	%
Contingent rental income	260,775	2%	147,553	100%
Cost of sales	10,900,912	76%	-	-%
Cost of systems	10,900,912	76%	(14,383)	10%
Gross profit	3,439,659	24%	133,170	90%
Interest income on sales-type lease	3,824,840	27%	4,814,250	3263%
Total operating income	7,264,499	51%	4,947,420	3353%
Total operating expenses	(1,082,446)	(8)%	(779,555)	528%
Income from operations	6,182,053	43%	4,167,865	2825%
Total non-operating expenses, net	(1,402,888)	(10)%	(1,538,974)	(1043)%
Income before income tax	4,779,165	33%	2,628,891	1782%
Income tax expense	1,360,054	9%	487,392	330%
Less: net income attributable to noncontrolling interest	120,921	1%	118,934	81%
Net income attributable to China Recycling Energy Corp	$3,298,190	23%	$2,022,565	1371%

SALES. Total sales, including system sales and contingent rental income, for the three months ended March 31, 2013 was $14.34 million while the total sales for the comparable period of 2012 was $0.15 million, an increase of $14.19 million as a result of increases in system sales and in contingent rental income. Of the total sales, sales of systems for the three months ended March 31, 2013 was $14.08 million, as compared to $0 for the comparable period of 2012, an increase of $14.08 million. For the three months ended March 31, 2013, Shenqiu Phase II project was completed and sold. In comparison, in the same period of 2012, none of the Company’s power stations had been completed and sold. For the three months ended March 31, 2013, the Company received contingent rental income of $0.26 million from actual usage of the electricity in addition to the minimum lease payments, compared to $0.15 million for the comparable period in year 2012. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended March 31, 2013 was $10.90 million while our COS for the comparable period of 2012 was $14,383, an increase of $10.89 million which was mainly due to the fact that the Shenqiu Phase II power generation was completed and sold during the three months ended March 31, 2013, while no project was sold during the comparable period of 2012.

GROSS PROFIT. Gross profit was $3.44 million for the three months ended March 31, 2013 compared to $0.13 million for the comparable period of 2012, a gross margin of 24% and 90% for the comparable period of 2013 and 2012, respectively. The lower margin was the result of a power station that was completed and sold, with a 30% markup, during the three months ended Mach 31, 2013. Compared to the margin of the comparable period of 2012, contingent rental income, for the three months ended March 31, 2013, had a lower cost.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended 2013 was $3.82 million, a $0.99 million decrease from $4.81 million for the comparable period of 2012. During the first quarter of 2013, interest income was derived from 11 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system. The Company sold Shenqiu Phase II project on March 30, 2013 and started collecting payments in April. In comparison, during the first quarter of 2012, interest income was derived from 11 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.08 for the three months ended March 31, 2013 as compared to $0.78 million for the comparable period of 2012, an increase of $0.30 million or 39%. The increase was mainly due to increased legal expense of $0.2 million and increased auditing fee of $0.06 million compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended March 31, 2013, net non-operating expense was $1.40 million compared to net non-operating expense of $1.54 million for the comparable period of 2012. For the three months ended March 31, 2013, we had $1.49 million interest expense on loans, which was offset by $0.09 million interest income. For the comparable period of 2012, we had $1.78 million interest expense on loans, $0.82 million interest expense arising from the conversion feature of the convertible note from Carlyle and China Cinda, which was offset by $1.13 million from changes in fair value of conversion feature liability of the convertible note from China Cinda.

INCOME TAX EXPENSE. Income tax expense was $1.36 million for the three months ended March 31, 2013, an increase of $0.87 million from $0.49 million for the comparable period of 2012. The increase was mainly due to increased sales and taxable income. The consolidated effective income tax rate for the three months ended March 31, 2013 and 2012 was 28.5% and 18.5%, respectively. The income tax rate for Shanghai TCH was 25% for 2013 and 2012. Xi’an TCH’s effective income tax rate for 2013 and 2012 is 25% and 15%, respectively, as a result of its high tech enterprise status that was approved by the taxing authority in 2012, but pending in 2013 which is assessed annually. Huahong and Erdos TCH effective income tax rate for 2013 and 2012 is 25%.

NET INCOME. Our net income for the three months ended March 31, 2013 was $3.30 million compared to $2.02 million for the comparable period of 2012, an increase of $1.28 million. This increase in net income was mainly due to the increased total sales compared with the comparable period of 2012.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2013 and 2012

As of March 31, 2013, the Company had cash and cash equivalents of $44.85 million, other current assets of $13.98 million, current liabilities of $66.2 million, a working capital deficit of $(7.4) million, and a debt-to-equity ratio of 0.53:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$575,072	$10,038,621
Investing Activities	1,688,341	(475,894)
Financing Activities	(2,539,312)	1,917,406

Net cash provided by operating activities was $0.58 million during the three months ended March 31, 2013, as compared to $10.04 million provided by operating activities in the comparable period of 2012. The decrease in net cash inflow was mainly from increases in sales type lease receivables from the sale of Shenqiu Phase II system; however, this decrease was partially offset by the increased net income and accounts payable outstanding. The Shenqiu Phase II project commenced construction in October 2012 and was completed at the end of the first quarter of 2013, which resulted in cash inflow of $3.73 million from construction in progress in 2013, but was partially offset by payments of $2.07 million for construction related to the Shannxi Datong Coal Group Power Generation Projects. The construction was considered an operating activity due to the similar nature of producing inventory for sale.

Net cash provided by investing activities was $1.69 million for the three months ended March 31, 2013, compared to $0.48 million outflow in the comparable period of 2012. The increase of net cash provided by investing activities was mainly due to the release of $1.69 million in restricted cash. In the comparable period of 2012, the cash inflow was due to the deposit of $0.48 million into a bank as restricted cash.

Net cash used in financing activities was $2.54 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $1.92 million for the comparable period of 2012. The cash outflow in the three months ended March 31, 2013 included $6.85 million repayment of bank loans and $0.64 million increased notes receivable, which was partially offset by the $4.78 million in proceeds from bank loans. In comparison, for the comparable period of 2012, we had $4.76 million in proceeds from a bank loan, which was offset by the repayment of a bank loan of $0.95 million and $2.41 million in repayment to related parties.

We believe we have sufficient cash to continue our current business through 2013 due to recurring receipts from sales-type leases in place. As of March 31, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, three BMPG systems and one WHPG system of Zhongbao generating net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2013.

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

We do not believe inflation has had a significant negative impact on our results of operations in 2013.

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

The PRC has currency and capital transfer regulations that require us to comply with regulations for the movement of capital.

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

If, for the reasons noted above, our subsidiaries are unable to pay shareholder dividends and/or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments and/or acquisitions, or undertake other activities requiring working capital may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries within China, will not be affected as long as the capital is not transferred in or out of the PRC.

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

Additionally, in accordance with PRC Company Law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Xi’an TCH, Huahong, and Erdos TCH were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	March 31, 2013	December 31, 2012
Unrestricted retained earnings	$39,985,433	$37,107,107
Restricted retained earnings (surplus reserve fund)	8,185,866	7,766,002
Retained earnings (including surplus reserve fund)	$48,171,299	$44,873,109

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered as an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of March 31, 2013, the net loan payable under this trust plan was $31.5 million (RMB 197,500,000) and will be due within one year.

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

For the year ended December 31, 2012, Erdos TCH incurred a net loss under both PRC GAAP and US GAAP.

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

Bank Loans – Industrial Bank

Xi’an TCH entered an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 6, 2013. The proceeds of the loan were required to be used in payment for equipment for Xi’an TCH’s energy saving and emission reduction projects. The loan had a floating interest rate that resets at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%). As of March 31, 2013, this loan had an outstanding balance of $0.48 million. This loan was repaid in full on the maturity date, April 6, 2013.

Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The proceeds of the loan were required to be used in payment for construction and equipment purchase for Xi’an TCH’s energy saving and emission reduction projects. The loan agreement had a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $474,000 (RMB 3,000,000). The loan agreement contained standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of March 31, 2013, this loan had an outstanding balance of $2.39 million that is to be repaid within one year.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank, for its energy saving and emission reduction projects, whereby the Lender agreed to loan $20.74 million (RMB 130,000,000) to Xi’an TCH for a term of four years, ending on November 27, 2015. The proceeds of the loan are required to be used to make payments on construction and equipment purchases relating to Xi’an TCH’s energy saving and emission reduction projects. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1.59 million (RMB 10,000,000). For the first nine months, the loan was in a grace period and there were no repayment requirements. The loan is guaranteed by the accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku, individually. As of March 31, 2013, this loan had outstanding balance of $15.95 million, of which, $6.38 million is to be repaid within one year, and $9.57 million is to be repaid after one year.

Bank Loans – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby the Lender agreed to loan $4,743,158 (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The proceeds of the loan were required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.60133%. The Company paid a third party $119,322 (RMB 750,000) as a re-guarantee service fee. This loan was repaid at maturity.

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.79 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 27, 2014. The proceeds of the loan are required to be used in payment for power generation equipment purchases. The monthly interest rate of the Loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $113,483 (RMB 712,500) as a re-guarantee service fee.

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

The term of the Loans with Jingu was for three years from the date of the first draw. The interest rate for the Loans is the People’s Bank of China’s (“PBOC”) three year loan base interest rate plus 2%. If the Loans are not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH shall pledge the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH shall pledge its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH provided a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku provided his personal joint liability to Jingu for the Loans.

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

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”). Under the terms of the Supplemental Agreement, the Company and Cinda terminated their respective obligations to sell and purchase the second tranche of convertible note under the Note Agreement which has a principal amount equal to the US Dollar equivalent of RMB 50 million. The Company and Cinda also agreed that the Company would redeem the outstanding convertible notes at the amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the "Redemption Interest Rate") up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the "Redemption Price"). For any default in payment of the Redemption Price, the interest rate on the Redemption Principal Amount was the Redemption Interest Rate plus an additional 5% due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the "Second Redemption Principal Amount") accrued at 18%. Half of the amount owed was paid by the Company on June 20, 2012 and the remaining half was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended to a future date. Xi’an TCH redeemed $3.97 million (RMB 25 million) and paid interest of $1.13 million (RMB 7.14 million) on December 30, 2011. As of March 31, 2013, the repayment of the Cinda loan for the remaining $3.76 million and unpaid interest of $563,112 was, upon request from Cinda and per an oral agreement, extended from November 30, 2012 to a future date.

On December 9, 2011, Mr. Ku executed a Certificate for additional collateral to pledge an additional 1.5 million shares of the common stock of the Company that he owns as collateral to Cinda to secure the unpaid note. In addition, on December 9, 2011, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement. Under the terms of the Jingu Agreement, Xi’an TCH agreed to repay the entire outstanding RMB 50 million loan principal amount plus interests at 18% and related fees.

Financial Leasing

Financing Agreement- - Sale Lease-back transaction

On June 28, 2011, Xi’an TCH” entered into a Financing Agreement with Cinda Financial Leasing Co., Ltd. (the “Cinda Financial”), an affiliate of China Cinda (HK) Asset Management Co., Ltd. (the “Cinda HK”).

Under the Agreement, Xi’an TCH transferred its ownership of a set of 7MW steam turbine waste heat power generation systems (the “WHPG system currently used by Zhongbao”) and four furnaces and ancillary apparatus (the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial, in turn, leased the Assets to Xi’an TCH for five years with an overall leasing fee of $8.15 million (RMB 51.54 million), which is based upon the transfer cost and the benchmark interest rate for a five-year loan made by the People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (which was 7.6475%). The interest rate will increase if the PBOC five-year benchmark interest rate increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the leasing term, and the full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB 4,250) to acquire ownership of the Assets. The quarterly minimum payment is $0.41 million (RMB 2,594,998). In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $0.40 million (RMB 2,550,000), which was amortized over five years, and a refundable security deposit of $0.34 million (RMB 2,125,000) to Cinda Financial. As of March 31, 2013, the Company made repayments of $2,897,334 to Cinda Financial.

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

As of March 31, 2013, the Company has paid $21.40 million for the Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $7.89 million for the Shanxi Datong Coal Group Power Generation project. This project was previously halted due to a business reorganization of Shanxi Datong and a renegotiation of the power stations with Xi’an TCH to amend certain construction plans. The construction was resumed in April 2012 and the Company expects to complete this project by the middle of 2013.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2012. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described below and in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Risks Related to Our Business Operations

In recent years, the economy of China has experienced unprecedented growth.  As a result of the global financial crisis, this growth has slowed in the last year, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the PRC economy has historically resulted in widespread growth opportunities in industries across China. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown could have an adverse effect on our financial condition. Further, if economic growth slows, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION

(Registrant)

Date: May 15, 2013	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer

Date: May 15, 2013	/s/ David Chong
David Chong Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

- 47 -