Form 10-Q/A
period 2011-03-31
CHINA RECYCLING ENERGY CORP
filed 2013-07-18
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 14, 2012, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed with the SEC on May 16, 2011 (the “Original Form 10-Q”) for the following purposes: (i) revise disclosures relating to the treatment of settlement shares issued to Xueyi Dong pursuant to that certain Biomass Power Generation Asset Transfer Agreement, dated June 29, 2010 between Mr. Dong and the Company; (ii) revise a table comparing our results of operations as a percentage of net sales and revise our discussions relating to sales, non-operating income (expenses), income tax expense and net income in the Results of Operations section of our MD&A; (iii) revise our disclosures relating to basic and diluted earnings per share in Note 2 (to our consolidated financial statements); (iv) revise Note 12 (to our consolidated financial statements); (v) restate the fair value of certain settlement shares issued to Xueyi Dong in Note 16 (to our consolidated financial statements); and (vi) include a new Note 20 (to our consolidated financial statements) to describe the purpose and underlying reasons of this restatement and present the effect of this restatement on our financial statements.

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.1, 31.2 and 32.1. Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by this amendment, which should be read in their historical context. The following items have been amended as a result of the amended disclosures:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part IV Financial Statements and Accompanying Notes

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	2011 Restated	2010
	(UNAUDITED)	Restated
ASSETS

CURRENT ASSETS
Cash & equivalents	$21,911,053	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	8,046,236	7,624,637
Interest receivable on sales type leases	1,021,157	554,930
Prepaid expenses	16,141	33,274
Other receivables	347,120	393,015

Total current assets	31,341,707	21,829,796

NON-CURRENT ASSETS
Prepaid interest	782,442	774,609
Investment in sales type leases, net	128,120,322	117,586,131
Property and equipment, net	146,882	159,968
Construction in progress	23,490,162	25,377,983

Total non-current assets	152,539,808	143,898,691

TOTAL ASSETS	$183,881,515	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,034,739	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,232,663	1,631,900
Interest payable on Trust loans	1,531,694	380,524
Accrued liabilities and other payables	2,964,375	3,160,950
Advance from related parties	2,056,233	1,365,877
Convertible notes, net of discount due to beneficial conversion feature	4,403,078	4,403,078
Accrued interest on short term convertible notes	253,634	191,828
Deferred tax liability - current	1,252,526	1,188,504
Bank loans payable - current	3,202,977	1,811,950
Trust loans payable - current	5,132,390	5,081,010

Total current liabilities	28,064,309	27,097,182

NONCURRENT LIABILITIES
Shares to be issued	7,911,763	8,970,587
Deferred tax liability, net	7,077,810	6,429,139
Convertible notes, net of discount due to beneficial conversion feature	5,806,788	4,095,356
Conversion liability	10,365,872	6,438,035
Accrued interest on long term convertible notes	484,716	419,922
Bank loans payable	4,575,682	2,264,937
Trust loans payable	33,326,215	32,992,586

Total noncurrent liabilities	69,548,846	61,610,562

Total liabilities	97,613,155	88,707,744

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,198,982 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	39,200	39,200
Additional paid in capital	46,755,088	44,666,824
Statutory reserve	5,767,504	5,203,605
Accumulated other comprehensive income	7,065,712	6,083,840
Retained earnings	22,680,406	17,622,514

Total Company stockholders' equity	82,307,910	73,615,983

Noncontrolling interest	3,960,450	3,404,760

Total equity	86,268,360	77,020,743

TOTAL LIABILITIES AND EQUITY	$183,881,515	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011 (Restated)	2010
Revenue
Sales of systems	$11,271,254	$10,125,436
Contingent rental income	291,895	-

Total revenue	11,563,149	10,125,436

Cost of sales
Cost of systems	8,456,032	7,798,245

Total cost of sales	8,456,032	7,798,245

Gross profit	3,107,117	2,327,191

Interest income on sales-type leases	5,138,303	3,094,568

Total operating income	8,245,420	5,421,759

Operating expenses
General and administrative	1,767,689	1,359,697

Total operating expenses	1,767,689	1,359,697

Income from operations	6,477,731	4,062,062

Non-operating income (expenses)
Interest income	34,781	59,139
Interest expense	(2,525,961)	(567,474)
Changes in conversion liability fair value	2,533,594	-
Changes in fair value of the liability	1,058,823	-
Other income (expenses)	(41,043)	70,370
Financial expense	(1,067)	(1,931)

Total non-operating income (expenses), net	1,059,127	(439,896)

Income before income tax	7,536,858	3,622,166
Income tax expense	1,395,930	1,036,766

Net Income	6,140,928	2,585,400
Less: Income attributable to noncontrolling interest	519,138	394,441

Net income attributable to China Recycling Energy Corp	5,621,790	2,190,959

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	981,872	(41,918)
Foreign currency translation gain attributable to noncontrolling interest	36,552	206

Comprehensive income attributable to China Recycling Energy Corp	$6,603,662	$2,149,041

Comprehensive income attributable to noncontrolling interest	$555,690	$394,647

Basic weighted average shares outstanding	39,198,982	38,778,035
Diluted weighted average shares outstanding *	58,067,224	48,973,914

Basic net earnings per share	$0.14	$0.06
Diluted net earnings per share *	$0.10	$0.05

* Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2011 (Restated)	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$6,140,928	$2,585,400
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	(11,271,254)	(10,125,436)
Changes in fair value of the liability	(1,058,823)	-
Depreciation and amortization	14,643	10,648
Amortization of discount related to conversion feature of convertible note	1,524,895	444,998
Interest expense from changes in conversion liability	(2,533,594)	-
Stock options expense	1,110,093	743,400
Changes in deferred tax	633,074	544,818
(Increase) decrease in current assets:
Interest receivable on sales type lease	(458,740)	(258,908)
Collection of principal on sales type leases	1,621,074	962,163
Prepaid expenses	17,399	-
Other receivables	49,666	(1,016,977)
Advance to supplier	-	217,066
Construction in progress	2,135,719	4,261,940
Increase (decrease) in current liabilities:
Accounts payable	967,457	1,725,527
Taxes payable	(414,047)	229,324
Interest payable	1,142,652	385,118
Accrued liabilities and other payables	(222,842)	(178,852)
Accrued interest on convertible notes	126,213	122,500

Net cash provided by (used) in operating activities	(475,487)	652,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,164,601	(265,933)
Acquisition of property & equipment	-	(91,879)

Net cash provided by (used in) investing activities	2,164,601	(357,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Notes payable - bank acceptances	(2,886,134)	632,132
Proceeds from loans	4,101,349	-
Repayment of loans	(455,705)	-
Advance from related parties	676,962	1,198,651

Net cash provided by financing activities	9,020,273	1,830,783

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	129,416	(2,042)

NET INCREASE IN CASH & EQUIVALENTS	10,838,803	2,123,658
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$21,911,053	$3,235,601

Supplemental Cash flow data:
Income tax paid	$1,007,538	$341,200
Interest paid	$305,755	$-

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million (approximately $2.2 million), of which, RMB 7 million ( approximately $1.03 million) was payable to Dong, and RMB 8 million (approximately $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of March 31, 2011, the Company had paid the cash portion in full and had shares to be issued of $7.91 million (the fair value at March 31, 2011) in connection with this transaction.

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

	Three months Ended March 31,
	2011	2010
Net income for common shares	$5,621,790	$2,190,959
Interest expense on convertible notes*	366,600	122,500
Net income for diluted shares	5,988,390	2,313,459

Weighted average shares outstanding - basic	39,198,982	38,778,035
Effect of dilutive securities:
Convertible notes	16,799,470	7,625,969
Options granted	2,045,104	2,437,175

Warrants granted	23,668	132,735

Weighted average shares outstanding – diluted	58,067,224	48,973,914
Earnings (loss) per share – basic	$0.14	$0.06
Earnings (loss) per share – diluted	$0.10	$0.05

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(8.6)%	(13.0)%
Effect of tax holiday	(4.7)%	(7.2)%
Non tax-deductible expenses (non-taxable income), net	(0.2)%	4.2%
Other	(0.7)%	(0.4)%
Valuation allowance on NOL (utilization of NOL)	(1.3)%	11.0%
Tax per financial statements	18.5%	28.6%

The provision for income tax expenses for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$762,856	$491,948
Income tax benefit - deferred	633,074	544,818
Total income tax expenses	$1,395,930	$1,036,766

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

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At March 31, 2011, the Company recorded shares to be issued of $7.91 million (the fair value at March 31, 2011) in connection with this transaction.

 During the three months ended March 31, 2011, the Company recorded a gain of $1.06 million, which is the change of the fair value of 2,941,176 maximum numbers of shares to be issued to Dong.

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

20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the periods ended March 31, 2011 and December 31, 2010 were restated to reflect the following:

According to FASB ASC 480-10-35-5, all other financial instruments recognized under the guidance in Section 480-10-25 shall be measured subsequently at fair value with changes in fair value recognized in earnings, unless either this subtopic or another subtopic specifies another measurement attribute.

Accordingly, the shares to be issued to Dong (with fixed obligation of RMB 80 million (US $11.78 million)) pursuant to Biomass Power Generation Asset Transfer Agreement entered on June 29, 2010 (“Note 16 - Shareholders’ Equity”) should be classified as a liability on the balance sheet and adjusted to fair value at each reporting period. Previously, the Company did not measure the changes in fair value of the liability at each reporting date.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at March 31, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Shares to be issued	$11,780,471	$7,911,763	$(3,868,708)
Retained earnings	$18,811,698	$22,680,406	$3,868,708

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$1,058,823	$1,058,823
Total non-operating income (expense), net	$304	$1,059,127	$1,058,823
Income before income taxes	$6,478,035	$7,536,858	$1,058,823
Net Income	$5,082,105	$6,140,928	$1,058,823
Net income attributable to CREG	$4,562,967	$5,621,790	$1,058,823
Comprehensive income attributable to CREG	$5,544,839	$6,603,662	$1,058,823
Basic	$0.12	$0.14	$0.02
Diluted	$0.09	$0.10	$0.01

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the three months ended March 31, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,082,105	$6,140,928	$1,058,823
Changes in fair value of the liability	$-	$(1,058,823)	$(1,058,823)

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Shares to be issued	$11,780,471	$8,970,587	$(2,809,884)
Retained earnings	$14,812,630	$17,622,514	$2,809,884

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$2,809,884	$2,809,884
Total non-operating income (expense), net	$(2,675,662)	$134,222	$2,809,884
Income before income taxes	$24,692,109	$27,501,993	$2,809,884
Income from operations	$17,826,069	$20,635,953	$2,809,884
Net income attributable to CREG	$16,032,597	$18,842,481	$2,809,884
Comprehensive income attributable to CREG	$18,406,947	$21,216,831	$2,809,884
Basic	$0.41	$0.49	$0.08
Diluted	$0.33	$0.38	$0.05

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2010:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,826,069	$20,635,953	$2,809,884
Changes in fair value of the liability	$-	$(2,809,884)	$(2,809,884)

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 (approximately $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering which is expected to occur in 2010 or 2011, but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of March 31, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $7.91 million (the fair value at March 31, 2011), have not been issued.

During the three months ended March 31, 2011, the Company recorded a gain of $1.06 million, which is the change of the fair value of 2,941,176 numbers of shares to be issued to Dong.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$11,563,149	100%	$10,125,436	100%
Sales of products	11,271,254	97%	10,125,436	100%
Contingent rental income	291,895	3%	-	-
Cost of sales	(8,456,032)	73%	(7,798,245)	77%
Cost of products	(8,456,032)	73%	(7,798,245)	77%
Gross profit	3,107,117	27%	2,327,191	23%
Interest income on sales-type lease	5,138,303	44%	3,094,568	31%
Total operating income	8,245,420	71%	5,421,759	54%
Total operating expenses	(1,767,689)	15%	(1,359,697)	14%
Income from operations	6,477,731	56%	4,062,062	40%
Total non-operating income (expenses), net	1,059,127	9%	(439,896)	(4)%
Income before income tax	7,536,858	65%	3,622,166	36%
Income tax expense	1,395,930	12%	1,036,766	10%
Less: net income attributable to noncontrolling interest	519,138	4%	394,441	4%
Net income attributable to China Recycling Energy Corp	$5,621,790	49%	$2,190,959	22%

SALES. Net sales of systems for the three months ended March 31, 2011 were $11.56 million while our net sales for the same period of 2010 were $10.13 million, an increase of $1.44 million. The increase was primarily due to the completion and sale of the 3rd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements in the first quarter of 2011; in comparison, net sales for the same period, in fiscal year 2010, reflected the completion and sale of the 2nd 9MW capacity power station of Erdos Phase II project through sales-type leasing arrangements. For the three months ended March 31, 2011, the Company received contingent rental income of $0.29 million, compared to no contingent rental income for the same period in fiscal year 2010. The increase in contingent rental income resulted from actual usage of the electricity, in addition to the minimum lease payments we received in the first quarter of 2011 from our Shengwei Group - Tongchuan Project, Erdos Project and Shenmu Project.  For the sales-type lease, sales and cost of sales are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

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

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended March 31, 2011, net non-operating income was $1.06 million as compared to net non-operating expense of $439,896 for the comparable period of 2010. In the first quarter of 2011, we had $1 million interest expense on loans, $1.52 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $2.53 million from changes in fair value of conversion feature liability of the convertible note from China Cinda, and $1.06 million from changes in fair value of the liability for shares to be issued to Dong; while in the same period of 2010, the interest expense was $567,474, offset by interest and other income of $127,000.

INCOME TAX EXPENSE. The income tax expense was $1.40 million for the first quarter of 2011, an increase of $0.36 million from $1.04 million for the comparable period of 2010. The increase was mainly due to the increase of income before income tax from $3.62 million for the first quarter of 2010 to $7.54 million for the same period of 2011. The consolidated effective income tax rate for the first quarter of 2011 and 2010 was 18.5% and 28.6%, respectively. The change in the consolidated effective tax rate was mainly due to effective tax holiday, valuation allowance on NOL, and permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with non-taxable income from changes in fair value of conversion feature liability and changes in fair value of the liability for shares to be issued to Dong, which accounted for net (0.2)% and 4.2% of pretax income for the three months ended March 31, 2011 and 2010, respectively; non-tax deductible expenses were added back to taxable income for US income tax return purposes and non-taxable income were subtracted from taxable income. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended March 31, 2011 was $5.62 million compared to $2.19 million for the same period of 2010, an increase of $3.43 million. This increase in net income was mainly due to increased interest income from lease payments for energy saving systems compared with the first quarter of 2010, changes in fair value of the liability for shares to be issued to Dong, as well as the sale of the 3rd 9MW recycling waste heat power generation system of the Erdos Phase II project.

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of March 31, 2011, the Company recorded shares to be issued of $7.91 million (the fair value at March 31, 2011) in connection with this transaction, although the shares have not yet been issued.

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

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: July 18, 2013	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: July 18, 2013	/s/ David Chong
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