Form 10-Q/A
period 2011-06-30
CHINA RECYCLING ENERGY CORP
filed 2013-07-18
CIK 721693

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

INDEX

Explanatory Note

Explanatory Note

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 14, 2012, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the SEC on August 15, 2011 (the “Original Form 10-Q”) for the following purposes: (i) revise disclosures relating to the treatment of settlement shares issued to Xueyi Dong pursuant to that certain Biomass Power Generation Asset Transfer Agreement, dated June 29, 2010 between Mr. Dong and the Company; (ii) revise tables (three and six months) comparing our results of operations as a percentage of net sales and revise our discussions relating to non-operating income (expenses), income tax expense and net income in the Results of Operations section of our MD&A; (iii) revise our disclosures relating to basic and diluted earnings per share in Note 2 (to our consolidated financial statements); (iv) revise Note 12 (to our consolidated financial statements); (v) restate the fair value of certain settlement shares issued to Xueyi Dong in Note 16 (to our consolidated financial statements); and (vi) include a new Note 21 (to our consolidated financial statements) to describe the purpose and underlying reasons of this restatement and present the effect of this restatement on our financial statements.

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

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part IV Financial Statements and Accompanying Notes

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	2011 Restated	2010
	(UNAUDITED)	Restated

ASSETS

CURRENT ASSETS
Cash & equivalents	$10,560,586	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	8,360,756	7,624,637
Interest receivable on sales type leases	2,364,448	554,930
Prepaid expenses	5,316	33,274
Other receivables	1,787,839	393,015

Total current assets	23,078,945	21,829,796

NON-CURRENT ASSETS
Prepaid interest	792,694	774,609
Investment in sales type leases, net	127,917,588	117,586,131
Property and equipment, net	138,084	159,968
Construction in progress	32,915,400	25,377,983

Total non-current assets	161,763,766	143,898,691

TOTAL ASSETS	$184,842,711	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,030,075	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,444,647	1,631,900
Interest payable on Trust loans	2,728,275	380,524
Accrued liabilities and other payables	3,093,645	3,160,950
Advance from related parties	1,397,657	1,365,877
Convertible notes - current	3,000,000	4,403,078
Accrued interest on convertible notes - current	48,000	191,828
Deferred tax liability - current	1,269,564	1,188,504
Bank loans payable - current	3,708,511	1,811,950
Trust loans payable - current	5,199,642	5,081,010

Total current liabilities	23,920,016	27,097,182

NONCURRENT LIABILITIES
Shares to be issued	10,941,175	8,970,587
Deferred tax liability, net	7,140,042	6,429,139
Long term liability	293,590	-
Convertible notes, net of discount due to beneficial conversion feature	4,348,321	4,095,356
Conversion liability	6,766,560	6,438,035
Accrued interest on long term convertible notes	314,908	419,922
Bank loans payable	3,708,511	2,264,937
Trust loans payable	33,762,903	32,992,586

Total noncurrent liabilities	67,276,010	61,610,562

Total liabilities	91,196,026	88,707,744

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,198,982 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	39,200	39,200
Additional paid in capital	46,884,219	44,666,824
Statutory reserve	6,134,619	5,203,605
Accumulated other comprehensive income	8,434,876	6,083,840
Retained earnings	27,978,880	17,622,514

Total Company stockholders' equity	89,471,794	73,615,983

Noncontrolling interest	4,174,891	3,404,760

Total equity	93,646,685	77,020,743

TOTAL LIABILITIES AND EQUITY	$184,842,711	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011 (Restated)	2010 (Restated)	2011 (Restated)	2010 (Restated)

Revenue
Sales of systems	$11,343,798	$31,921,309	$72,544	$21,795,873
Contingent rental income	585,023	742,638	293,128	742,638

Total revenue	11,928,821	32,663,947	365,672	22,538,511

Cost of sales
Cost of systems	8,524,672	24,600,160	68,640	16,801,915

Total cost of sales	8,524,672	24,600,160	68,640	16,801,915

Gross profit	3,404,149	8,063,787	297,032	5,736,596

Interest income on sales-type leases	10,626,804	6,418,263	5,488,501	3,323,695

Total operating income	14,030,953	14,482,050	5,785,533	9,060,291

Operating expenses
General and administrative	3,446,457	2,746,173	1,678,768	1,386,476

Income from operations	10,584,496	11,735,877	4,106,765	7,673,815

Non-operating income (expenses)
Interest income	58,643	21,434	23,862	(37,705)
Interest expense	(5,611,459)	(1,188,449)	(3,085,498)	(737,075)
Changes in conversion liability fair value	6,132,906	-	3,599,312	-
Changes in fair value of the liability	3,029,411	751,061	1,970,588	751,061
Other income (expenses)	(41,751)	(3,568)	(708)	92,691
Financial expense	(1,938)	-	(871)	-

Total non-operating income (expenses), net	3,565,812	(419,522)	2,506,685	68,972)

Income before income tax	14,150,308	11,316,355	6,613,450	7,742,787
Income tax expense	2,179,631	2,898,043	783,701	1,861,277

Income before noncontrolling interest	11,970,677	8,418,312	5,829,749	5,881,510
Less: Income attributable to noncontrolling interest	683,298	486,573	164,160	92,132

Net income attributable to China Recycling Energy Corp	11,287,379	7,931,739	5,665,589	5,789,378

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	2,351,036	343,948	1,369,164	385,866
Foreign currency translation gain attributable to noncontrolling interest	86,833	10,550	50,281	20,795

Comprehensive income attributable to China Recycling Energy Corp	$13,638,415	$8,275,687	$7,034,753	$6,175,244

Comprehensive income attributable to noncontrolling interest	$770,131	$497,123	$214,441	$112,927

Basic weighted average shares outstanding	40,707,568	38,778,035	42,199,576	38,778,035
Diluted weighted average shares outstanding *	58,025,792	48,919,003	58,388,599	48,819,250

Basic earnings per share	$0.28	$0.20	$0.13	$0.15
Diluted earnings per share *	$0.21	$0.17	$0.10	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

*   Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011 (Restated)	2010 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$11,970,677	$8,418,312
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Changes in sales type leases receivables	(11,343,798)	(19,953,281)
Changes in fair value of the liability	(3,029,411)	(751,061)
Depreciation and amortization	29,418	25,323
Amortization of discount related to conversion feature of convertible note	3,345,398	880,466
Interest expense from changes in conversion liability	(6,132,906)	-
Stock options and warrants expenses	1,445,327	1,407,547
Changes in deferred tax	607,580	1,832,221
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,777,472)	(55,993)
Collection of principal on sales type leases	3,286,197	1,587,602
Prepaid expenses	28,430	279,184
Other receivables	(1,370,926)	(1,232,323)
Construction in progress	(6,871,097)	(11,030,396)
Increase (decrease) in current liabilities:
Accounts payable	(3,066,667)	2,593,038
Taxes payable	(222,960)	412,624
Interest payable	2,314,017	1,356,732
Long term liability	290,471	-
Accrued liabilities and other payables	(123,975)	(166,058)
Accrued interest on convertible notes	(237,064)	(3,639)

Net cash used in operating activities	(10,858,761)	(14,399,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,178,533	(200,653)
Acquisition of property & equipment	(4,071)	(131,547)

Net cash provided by (used in) investing activities	2,174,462	(332,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Cash contribution from noncontrolling interest	-	908,279
Notes payable - bank acceptances	(2,904,710)	-
Proceeds from loans	4,127,746	15,757,780
Repayment of loans	(917,277)	-
Advance from related parties	-	2,022,535

Net cash provided by financing activities	7,889,560	18,688,594

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	283,075	21,065

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(511,664)	3,977,757
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$10,560,586	$5,089,700

Supplemental Cash flow data:
Income tax paid	$1,395,651	$945,165
Interest paid	$1,163,756	$201,635

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million ( $2.2 million), of which, RMB 7 million (  $1.03 million) was payable to Dong, and RMB 8 million ( $1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of June 30, 2011, the Company had paid the cash portion in full and had shares to be issued of $5.94 million (the fair value at June 30, 2011) in connection with this transaction.

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

The following table presents a reconciliation of basic and diluted earnings per share for six and three months ended:

	Six Months Ended		Three Months Ended
	2011	2010	2011	2010
Net income for common shares	$11,287,379	$7,931,739	$5,665,589	$5,789,378
Interest expense on convertible notes*	694,001	246,361	327,401	123,861
Net income for diluted shares	$11,981,380	$8,178,100	$5,992,990	$5,913,239

Weighted average shares outstanding – basic	40,707,568	38,778,035	42,199,576	38,778,035
Effect of dilutive securities:
Convertible notes**	15,385,662	7,658,468	14,412,151	7,660,795
Options granted	1,912,122	2,357,500	1,760,488	2,264,454

Warrants granted	20,440	125,000	16,384	115,966

Weighted average shares outstanding – diluted	58,025,792	48,919,003	58,388,599	48,819,250
Earnings (loss) per share – basic***	$0.28	$0.20	$0.13	$0.15
Earnings (loss) per share – diluted	$0.21	$0.17	$0.10	$0.12

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.
**	The Investors decided to convert $5,000,000 convertible note into 4,334,192 shares effective on April 29, 2011; however, the shares were issued after the period covered by this quarterly report (June 30, 2011).

***	Basic earnings per share included shares to be issued of 4,334,192 shares from April 29, 2011.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2011 and 2010, respectively:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(7.4)%	(11.0)%	(5.9)%	(10.1)%
Effective tax holiday	(4.9)%	(9.3)%	(5.1)%	(10.5)%
Non tax-deductible expenses (non-taxable income), net	(0.3)%	0.4%	(0.5)%	(1.4)%
Other	(0.2)%	4.4%	0.2%	6.7%
Valuation allowance on NOL (utilization of NOL)	(5.8)%	7.1%	(10.8)%	5.3%
Tax per financial statements	15.4%	25.6%	11.9%	24.0%

The provision for income tax expenses for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$1,572,051	$1,065,821	$809,195	$573,873
Income tax benefit - deferred	607,580	1,832,222	(25,494)	1,287,404
Total income tax expenses	$2,179,631	$2,898,043	$783,701	$1,861,277

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

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At June 30, 2011, the Company recorded shares to be issued of $5.94 million (the fair value at June 30, 2011) in connection with this transaction, and $5.0 million in connection with the conversion of the second convertible note of $5 million from Carlyle (Note 14).

 During the six months ended June 30, 2011 and 2010, the Company recorded a gain of $3.03 million and $0.75 million, respectively, which is the change of the fair value of 2,941,176 maximum numbers of shares to be issued to Dong. During the three months ended June 30, 2011 and 2010, the Company recorded a gain of $1.97 million and $0.75 million, respectively.

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

21. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the periods ended June 30, 2011 and 2010 were restated to reflect the following:

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

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at June 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Shares to be issued	$16,780,471	$10,941,175	$(5,839,296)
Retained earnings	$22,139,584	$27,978,880	$5,839,296

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$3,029,411	$3,029,411
Total non-operating income (expense), net	$536,401	$3,565,812	$3,029,411
Income before income taxes	$11,120,897	$14,150,308	$3,029,411
Income before noncontrolling interest	$8,941,266	$11,970,677	$3,029,411
Net income attributable to CREG	$8,257,968	$11,287,379	$3,029,411
Comprehensive income attributable to CREG	$10,609,004	$13,638,415	$3,029,411
Basic	$0.20	$0.28	$0.08
Diluted	$0.16	$0.21	$0.05

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the six months ended June 30, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,941,266	$11,970,677	$3,029,411
Changes in fair value of the liability	$-	$(3,029,411)	$(3,029,411)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$1,970,588	$1,970,588
Total non-operating income (expense), net	$536,097	$2,506,685	$1,970,588
Income before income taxes	$4,642,862	$6,613,450	$1,970,588
Income before noncontrolling interest	$3,859,161	$5,829,749	$1,970,588
Net income attributable to CREG	$3,695,001	$5,665,589	$1,970,588
Comprehensive income attributable to CREG	$5,064,165	$7,034,753	$1,970,588
Basic	$0.09	$0.13	$0.04
Diluted	$0.07	$0.10	$0.03

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$751,061	$751,061
Total non-operating income (expense), net	$(1,170,583)	$(419,522)	$751,061
Income before income taxes	$10,565,294	$11,316,355	$751,061
Net Income	$7,667,251	$8,418,312	$751,061
Net income attributable to CREG	$7,180,678	$7,931,739	$751,061
Comprehensive income attributable to CREG	$7,524,626	$8,275,687	$751,061
Basic	$0.19	$0.20	$0.01
Diluted	$0.15	$0.17	$0.02

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the six months ended June 30, 2010:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,667,251	$8,418,312	$751,061
Changes in fair value of the liability	$-	$(751,061)	$(751,061)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$751,061	$751,061
Total non-operating income (expense), net	$(682,089)	$68,972	$751,061
Income before income taxes	$6,991,726	$7,742,787	$751,061
Income before noncontrolling interest	$5,130,449	$5,881,510	$751,061
Net income attributable to CREG	$5,038,317	$5,789,378	$751,061
Comprehensive income attributable to CREG	$5,424,183	$6,175,244	$751,061
Basic	$0.13	$0.15	$0.02
Diluted	$0.10	$0.12	$0.02

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ( $14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering, expected to occur later this year or in 2012, but in no circumstance will the stock price be less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of June 30, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $5.94 million (the fair value at June 30, 2011), have not been issued.

During the six months ended June 30, 2011 and 2010, the Company recorded a gain of $3.03 million and $0.75 million, respectively, which is the change of the fair value of 2,941,176 maximum numbers of shares to be issued to Dong.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$365,672	100%	$22,538,511	100%
Sales of products	72,544	20%	21,795,873	97%
Contingent rental income	293,128	80%	742,638	3%
Cost of sales	(68,640)	19%	(16,801,915)	75%
Cost of products	(68,640)	19%	(16,801,915)	75%
Gross profit	297,032	81%	5,736,596	25%
Interest income on sales-type lease	5,488,501	1501%	3,323,695	15%
Total operating income	5,785,533	1582%	9,060,291	40%
Total operating expenses	(1,678,768)	459%	(1,386,476)	6%
Income from operations	4,106,765	1123%	7,673,815	34%
Total non-operating income (expenses), net	2,506,685	686%	68,972	-%
Income before income tax	6,613,450	1809%	7,742,787	34%
Income tax expense	783,701	214%	1,861,277	8%
Less: net income attributable to noncontrolling interest	164,160	45%	92,132	0.4%
Net income attributable to China Recycling Energy Corp	$5,665,589	1550%	$5,789,378	26%

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

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended June 30, 2011, net non-operating income was $2.51 million as compared to $68,972 for the comparable period of 2010. In the second quarter of 2011, we had $0.32 million interest expenses on loans, $1.82 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $3.60 million from changes in fair value of conversion feature liability of the convertible note from China Cinda, and $1.97 million from changes in fair value of the liability for shares to be issued to Dong; while in the same period of 2010, the interest expense was $0.44 million arising from beneficial conversion feature for the convertible note, and the income from changes in fair value of the liability for shares to be issued to Dong was $0.75 million.

INCOME TAX EXPENSE. The income tax expense was $0.78 million for the second quarter of 2011, a decrease of $1.08 million from $1.86 million for the comparable period of 2010. The decrease was mainly due to the decrease of income before income tax from $7.74 million for the second quarter of 2010 to $6.61 million for the same period of 2011. The consolidated effective income tax rate for the second quarter of 2011 and 2010 was 11.9% and 24.0%, respectively. The change in the consolidated effective tax rate was mainly due to tax rate change for future deferred tax items, effective tax holiday, valuation allowance on NOL, and permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with non-taxable income from changes in fair value of conversion feature liability and changes in fair value of the liability for shares to be issued to Dong, which accounted for net of (0.5)% of pretax income for the second quarter of 2011 compared to (1.4)% for the same quarter of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes and non-taxable income were subtracted from taxable income. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended June 30, 2011 was $5.67 million compared to $5.79 million for the same period of 2010, a decrease of $0.12 million. This decrease in net income was mainly due to the fact that no system was completed and sold during the quarter, despite increased interest income from lease payments for energy saving systems, and increased non-operating income compared with the second quarter of 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$11,928,821	100%	$32,663,947	100%
Sales of products	11,343,798	95%	31,921,309	98%
Contingent rental income	585,023	5%	742,638	2%
Cost of sales	(8,524,672)	71%	(24,600,160)	75%
Cost of products	(8,524,672)	71%	(24,600,160)	75%
Gross profit	3,404,149	29%	8,063,787	25%
Interest income on sales-type lease	10,626,804	89%	6,418,263	19%
Total operating income	14,030,953	118%	14,482,050	44%
Total operating expenses	(3,446,457)	29%	(2,746,173)	8%
Income from operations	10,584,496	89%	11,735,877	36%
Total non-operating income (expenses), net	3,565,812	30%	(419,522)	1%
Income before income tax	14,150,308	119%	11,316,355	35%
Income tax expense	2,179,631	18%	2,898,043	9%
Less: net income attributable to noncontrolling interest	683,298	6%	486,573	1%
Net income attributable to China Recycling Energy Corp	$11,287,379	95%	$7,931,739	25%

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

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the six months ended June 30, 2011, net non-operating income was $3,565,812 as compared to net non-operating expense of $419,522 for the comparable period of 2010. In the six months ended June 30, 2011, we had $1.32 million interest expense on loans and $3.34 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $6.13 million from changes in fair value of conversion feature liability of the convertible note from China Cinda, and $3.03 million from changes in fair value of the liability for shares to be issued to Dong; while in the same period of 2010, the interest expense was $1 million arising from the beneficial conversion feature for the convertible note, and the income from changes in fair value of the liability for shares to be issued to Dong was $0.75 million.

INCOME TAX EXPENSE. Income tax expense was $2.18 million for the six months ended June 30, 2011, a decrease of $0.72 million from $2.9 million for the comparable period of 2010. The decrease was mainly due to non taxable interest income related to conversion feature liability and changes in fair value of the shares to Dong, but partially offset by non taxable interest expense. The consolidated effective income tax rate for the six months ended June 30, 2011 and 2010 was 15.4% and 25.6%, respectively. The change in the consolidated effective tax rate was mainly due to tax rate change for future deferred tax items, effective tax holiday, valuation allowance on NOL, and permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with non-taxable income from changes in fair value of conversion feature liability and changes in fair value to the liability for shares to be issued to Dong, which accounted for net of (0.3)% of pretax income for the six months ended June 30, 2011 compared to 0.4% for the same period of 2010; non-tax deductible expenses were added back to taxable income for US income tax return purposes and non-taxable income were subtracted from taxable income. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the six months ended June 30, 2011 was $11.29 million compared to $7.93 million for the same period of 2010, an increase of $3.36 million. This increase in net income was mainly due to the increased interest income from lease payments for energy saving systems, and the income from changes in fair value of the liability for shares to be issued to Dong, compared with the same period of 2010.

Liquidity and Capital Resources

Comparison of Six Months Ended June 30June 30, 2011 and 2010

As of June 30, 2011, the Company had cash and cash equivalents of $10.56 million, other current assets were $12.52 million and current liabilities were $23.92 million.  Working capital was a negative $0.84 million. The debt-to-equity ratio was 0.64:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of June 30, 2011, the Company recorded shares to be issued of $5.94 million (the fair value at June 30, 2011) in connection with this transaction, although the shares have not yet been issued.

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

Financial Leasing

Financing Agreement — Sale Lease-back transaction.

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
David Chong
Secretary, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2011