Form 10-Q/A
period 2011-09-30
CHINA RECYCLING ENERGY CORP
filed 2013-07-18
CIK 721693

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

Explanatory Note

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 14, 2012, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the SEC on November 14, 2011 (the “Original Form 10-Q”) for the following purposes: (i) revise disclosures relating to the treatment of settlement shares issued to Xueyi Dong pursuant to that certain Biomass Power Generation Asset Transfer Agreement, dated June 29, 2010 between Mr. Dong and the Company; (ii) revise tables (three and ninr months) comparing our results of operations as a percentage of net sales and revise our discussions relating to non-operating income (expenses), income tax expense and net income in the Results of Operations section of our MD&A; (iii) revise our disclosures relating to basic and diluted earnings per share in Note 2 (to our consolidated financial statements); (iv) revise Note 12 (to our consolidated financial statements); (v) restate the fair value of certain settlement shares issued to Xueyi Dong in Note 16 (to our consolidated financial statements); and (vi) include a new Note 20 (to our consolidated financial statements) to describe the purpose and underlying reasons of this restatement and present the effect of this restatement on our financial statements.

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

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part IV Financial Statements and Accompanying Notes

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	2011 Restated	2010 Restated
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$19,696,711	$11,072,250
Restricted cash	-	2,151,690
Current portion of investment in sales type leases, net	9,365,951	7,624,637
Interest receivable on sales type leases	1,906,795	554,930
Prepaid expenses	6,043	33,274
Other receivables	399,105	393,015
Prepaid loan fees - current	78,492	-

Total current assets	31,453,097	21,829,796

NON-CURRENT ASSETS
Prepaid interest	807,251	774,609
Prepaid loan fees - noncurrent	302,710	-
Investment in sales type leases, net	146,318,103	117,586,131
Long term deposit	384,265	-
Property and equipment, net	126,586	159,968
Construction in progress	32,179,180	25,377,983

Total non-current assets	180,118,095	143,898,691

TOTAL ASSETS	$211,571,192	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,053,151	$5,012,640
Notes payable - bank acceptances	-	2,868,921
Taxes payable	1,145,042	1,631,900
Interest payable on Trust loans	3,990,907	380,524
Accrued liabilities and other payables	2,631,243	2,874,058
Advance from related parties	1,245,913	1,365,877
Convertible notes - current	3,000,000	4,403,078
Accrued interest on convertible notes - current	108,000	191,828
Deferred tax liability - current	1,563,843	1,188,504
Bank loans payable - current	3,776,613	1,811,950
Trust loans payable - current	5,295,127	5,081,010
Current portion of long term payable	1,149,448	-

Total current liabilities	34,959,287	26,810,290

NONCURRENT LIABILITIES
Shares to be issued	3,529,411	8,970,587
Deferred tax liability, net	8,435,634	6,429,139
Long term liability	298,982	286,892
Long term payable	5,265,491	-
Convertible notes, net of discount due to beneficial conversion feature	5,565,156	4,095,356
Conversion liability	2,920,892	6,438,035
Accrued interest on long term convertible notes	341,573	419,922
Bank loans payable	3,776,613	2,264,937
Trust loans payable	34,382,917	32,992,586

Total noncurrent liabilities	64,516,669	61,897,454

Total liabilities	99,475,956	88,707,744

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 43,533,174 and 39,198,982 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	43,533	39,200

Additional paid in capital	52,045,454	44,666,824
Statutory reserve	6,756,077	5,203,605
Accumulated other comprehensive income	10,488,937	6,083,840
Retained earnings	38,424,418	17,622,514

Total Company stockholders' equity	107,758,419	73,615,983

Noncontrolling interest	4,336,817	3,404,760

Total equity	112,095,236	77,020,743

TOTAL LIABILITIES AND EQUITY	$211,571,192	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011 Restated	2010 Restated	2011 Restated	2010 Restated
Revenue
Sales of systems	$29,927,036	$42,477,423	$18,583,238	$10,556,114
Contingent rental income	846,579	1,305,836	261,556	563,198

Total revenue	30,773,615	43,783,259	18,844,794	11,119,312

Cost of sales
Cost of systems	22,850,068	32,763,130	14,325,396	8,162,970

Total cost of sales	22,850,068	32,763,130	14,325,396	8,162,970

Gross profit	7,923,547	11,020,129	4,519,398	2,956,342

Interest income on sales-type leases	16,093,099	10,371,093	5,466,295	3,952,830

Total operating income	24,016,646	21,391,222	9,985,693	6,909,172

Operating expenses
General and administrative	3,834,242	4,542,859	387,786	1,796,686

Income from operations	20,182,404	16,848,363	9,597,907	5,112,486

Non-operating income (expenses)
Interest income	84,966	44,444	26,324	23,010
Interest expense	(8,146,088)	(1,826,547)	(2,534,629)	(638,098)
Changes in conversion liability fair value	9,978,573	-	3,845,667	-
Changes in fair value of the liability	5,441,176	2,574,590	2,411,764	1,823,529
Other income (expenses)	(43,597)	1,523	(1,846)	5,091
Financial expense	(2,530)	-	(592)	-

Total non-operating income (expenses), net	7,312,500	794,010	3,746,688	1,213,532

Income before income tax	27,494,904	17,642,373	13,344,595	6,326,018
Income tax expense	4,369,257	4,250,562	2,189,626	1,352,519

Income before noncontrolling interest	23,125,647	13,391,811	11,154,969	4,973,499
Less: Income attributable to noncontrolling interest	771,271	589,819	87,973	103,246

Net income attributable to China Recycling Energy Corp	22,354,376	12,801,992	11,066,996	4,870,253

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	4,405,097	1,220,304	2,045,695	876,356
Foreign currency translation gain attributable to noncontrolling interest	160,786	37,934	73,953	27,384

Comprehensive income attributable to China Recycling Energy Corp	$26,759,473	$14,022,296	$13,112,691	$5,746,609

Comprehensive income attributable to noncontrolling interest	$932,057	$627,753	$161,926	$130,630

Basic weighted average shares outstanding	41,659,787	38,778,035	43,533,174	38,778,035
Diluted weighted average shares outstanding *	58,019,313	50,384,657	57,891,937	52,187,441

Basic earnings per share	$0.54	$0.33	$0.25	$0.13
Diluted earnings per share *	$0.40	$0.26	$0.20	$0.09

*	Interest expense on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011 Restated	2010 Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$23,125,647	$13,391,811
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Changes in sales type leases receivables	(29,927,036)	(30,724,470)
Changes in fair value of the liability	(5,441,176)	(2,574,590)
Depreciation and amortization	43,918	9,298
Amortization of prepaid loan fees	19,623	-
Amortization of discount related to conversion feature of convertible note	4,420,353	1,326,274
Interest expense from changes in conversion liability	(9,978,574)	-
Stock compensation expense	-	602,000
Stock options and warrants expenses	1,610,897	1,919,102
Changes in deferred tax	2,015,593	2,495,828
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,299,323)	(315,675)
Collection of principal on sales type leases	5,283,212	3,267,917
Prepaid expenses	28,005	294,464
Other receivables	10,242	(1,163,901)
Construction in progress	(5,605,957)	(10,226,469)
Long term deposit	(375,832)	-
Increase (decrease) in current liabilities:
Accounts payable	5,701,341	4,004,280
Taxes payable	(543,434)	996,753
Interest payable	3,515,463	2,470,914
Long term liability	292,420	-
Accrued liabilities and other payables	(632,332)	112,574
Accrued interest on convertible notes	(154,021)	121,583

Net cash used in operating activities	(7,890,971)	(13,992,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,193,151	(752,116)
Acquisition of property & equipment	(4,676)	(81,526)

Net cash provided by (used in) investing activities	2,188,475	(833,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	7,583,801	-
Cash contribution from noncontrolling interest	-	908,279
Notes payable - bank acceptances	(2,924,202)	-
Proceeds from loans	4,155,444	15,800,376
Repayment of loans	(923,432)	-
Long term payable	6,274,151	-
Prepaid loan fees	(392,459)
Advance to related parties	(466,141)	-
Advance from related parties	300,839	3,504,613

Net cash provided by financing activities	13,608,001	20,213,268

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	718,956	(10,744)

NET INCREASE IN CASH & EQUIVALENTS	8,624,461	5,376,575
CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF PERIOD	$19,696,711	$6,488,518

Supplemental Cash flow data:
Income tax paid	$2,825,975	$1,307,901
Interest paid	$1,726,085	$269,083

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation System owned by Dong into a 12MW Biomass Power Generation Systems (“Biomass Systems” or “BMPG”) for approximately RMB 15 million ($2.2 million), of which, RMB 7 million ($1.03 million) was payable to Dong, and RMB 8 million ($1.18 million) was payable to one of the Company’s shareholders, who had previously paid that amount to Dong on behalf of the Company.   After the successful transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of September 30, 2011, the Company had paid the cash portion in full and had shares to be issued of $3.53 million (the fair value at September 30, 2011) in connection with this transaction.

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

The following table presents a reconciliation of basic and diluted earnings per share for nine and three months ended:

	Nine Months Ended		Three Months Ended
	2011	2010	2011	2010
Net income for common shares	$22,354,376	$12,801,992	$11,066,996	$4,870,253
Interest expense on convertible notes*	1,062,785	371,583	368,784	125,222
Net income for diluted shares	$23,417,161	$13,173,575	$11,435,780	$4,995,475

Weighted average shares outstanding – basic	41,659,787	38,778,035	43,533,174	38,778,035
Effect of dilutive securities:
Convertible notes	14,596,137	9,170,530	13,041,763	11,098,993
Options granted	1,747,412	2,316,092	1,315,250	2,203,292

Warrants granted	15,977	120,000	1,750	107,121

Weighted average shares outstanding – diluted	58,019,313	50,384,657	57,891,937	52,187,441
Earnings (loss) per share – basic	$0.54	$0.33	$0.25	$0.13
Earnings (loss) per share – diluted	$0.40	$0.26	$0.20	$0.09

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2011 and 2010, respectively:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(6.5)%	(10.3)%	(5.6)%	(9.3)%
Effective tax holiday	(5.2)%	(9.3)%	(5.5)%	(9.2)%
Non tax-deductible expenses (non-taxable income), net	0.1%	(1.2)%	0.7%	(4.2)%
Other	2.9%	4.6%	6.2%	5.1%
Valuation allowance on NOL (utilization of NOL)	(9.4)%	6.3%	(13.4)%	5.0%
Tax per financial statements	15.9%	24.1%	16.4%	21.4%

The provision for income tax expenses for the nine and three months ended September 30, 2011 and 2010 consisted of the following:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$2,353,664	$1,754,734	$781,613	$688,913
Income tax benefit - deferred	2,015,593	2,495,828	1,408,013	663,606
Total income tax expenses	$4,369,257	$4,250,562	$2,189,626	$1,352,519

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

16. SHAREHOLDERS’ EQUITY

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  At September 30, 2011, the Company recorded shares to be issued of $3.53 million (the fair value at September 30, 2011) in connection with this transaction.

 During the nine months ended September 30, 2011 and 2010, the Company recorded a gain of $5.44 million and $2.57 million, respectively, which is the change of the fair value of 2,941,176 maximum numbers of shares to be issued to Dong. During the three months ended September 30, 2011 and 2010, the Company recorded a gain of $2.41 million and $1.82 million, respectively.

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

20. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the periods ended September 30, 2011 and 2010 were restated to reflect the following:

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

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at September 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Shares to be issued	$11,780,471	$3,529,411	$(8,251,060)
Retained earnings	$30,173,358	$38,424,418	$8,251,060

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$5,441,176	$5,441,176
Total non-operating income (expense), net	$1,871,324	$7,312,500	$5,441,176
Income before income taxes	$22,053,728	$27,494,904	$5,441,176
Income before noncontrolling interest	$17,684,471	$23,125,647	$5,441,176
Net income attributable to CREG	$16,913,200	$22,354,376	$5,441,176
Comprehensive income attributable to CREG	$21,318,297	$26,759,473	$5,441,176
Basic	$0.41	$0.54	$0.13
Diluted	$0.33	$0.40	$0.07

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,684,471	$23,125,647	$5,441,176
Changes in fair value of the liability	$-	$(5,441,176)	$(5,441,176)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$2,411,764	$2,411,764
Total non-operating income (expense), net	$1,334,924	$3,746,688	$2,411,764
Income before income taxes	$10,932,831	$13,344,595	$2,411,764
Income before noncontrolling interest	$8,743,205	$11,154,969	$2,411,764
Net income attributable to CREG	$8,655,232	$11,066,996	$2,411,764
Comprehensive income attributable to CREG	$10,700,927	$13,112,691	$2,411,764
Basic	$0.20	$0.25	$0.05
Diluted	$0.16	$0.20	$0.04

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$2,574,590	$2,574,590
Total non-operating income (expense), net	$(1,780,580)	$794,010	$2,574,590
Income before income taxes	$15,067,783	$17,642,373	$2,574,590
Income from operations	$10,817,221	$13,391,811	$2,574,590
Net income attributable to CREG	$10,227,402	$12,801,992	$2,574,590
Comprehensive income attributable to CREG	$11,447,706	$14,022,296	$2,574,590
Basic	$0.26	$0.33	$0.07
Diluted	$0.21	$0.26	$0.05

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2010:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,817,221	$13,391,811	$2,574,590
Changes in fair value of the liability	$-	$(2,574,590)	$(2,574,590)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2010:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$-	$1,823,529	$1,823,529
Total non-operating income (expense), net	$(609,997)	$1,213,532	$1,823,529
Income before income taxes	$4,502,489	$6,326,018	$1,823,529
Income from operations	$3,149,970	$4,973,499	$1,823,529
Net income attributable to CREG	$3,046,724	$4,870,253	$1,823,529
Comprehensive income attributable to CREG	$3,923,080	$5,746,609	$1,823,529
Basic	$0.08	$0.13	$0.05
Diluted	$0.06	$0.09	$0.03

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

After the successful transformation of the systems, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The stock price will be the same as in the Company’s first public offering, expected to occur later this year or in 2012, but in no circumstance will the stock price be less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8. As of September 30, 2011, the Company paid the cash portion in full; however, the shares to be issued in connection with this transaction, valued at $3.53 million (the fair value at September 30, 2011), have not been issued.

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

During the nine months ended September 30, 2011 and 2010, the Company recorded a gain of $5.44 million and $2.57 million, respectively, which is the change of the fair value of 2,941,176 maximum numbers of shares to be issued to Dong.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$18,844,794	100%	$11,119,312	100%
Sales of products	18,583,238	99%	10,556,114	95%
Contingent rental income	261,556	1%	563,198	5%
Cost of sales	(14,325,396)	76%	(8,162,970)	73%
Cost of products	(14,325,396)	76%	(8,162,970)	73%
Gross profit	4,519,398	24%	2,956,342	27%
Interest income on sales-type lease	5,466,295	29%	3,952,830	35%
Total operating income	9,985,693	53%	6,909,172	62%
Total operating expenses	(387,786)	2%	(1,796,686)	16%
Income from operations	9,597,907	51%	5,112,486	46%
Total non-operating income (expenses), net	3,746,688	20%	1,213,532	11%
Income before income tax	13,344,595	71%	6,326,018	57%
Income tax expense	2,189,626	12%	1,352,519	12%
Less: net income attributable to noncontrolling interest	87,973	0%	103,246	1%
Net income attributable to China Recycling Energy Corp	$11,066,996	59%	$4,870,253	44%

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

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the three months ended September 30, 2011, net non-operating income was $3,746,688 as compared to $1,213,532 for the comparable period of 2010. In the third quarter of 2011, we had $1.09 million in interest expenses on loans, $1.29 million in interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, which was offset by a $3.85 million change in the fair value of the convertible note from China Cinda, and a $2.41 million changes in fair value of the liability for shares to be issued to Dong. In comparison to the same period of 2010, the interest expense was $0.64 million arising from beneficial conversion feature for the convertible note, offset with $1.82 million income from changes in fair value of the liability for shares to be issued to Dong.

INCOME TAX EXPENSE. The income tax expense was $2.19 million for the third quarter of 2011, an increase of $0.84 million from $1.35 million for the comparable period of 2010. The increase was mainly due to the increase in income before income tax from $6.33 million for the third quarter of 2010 to $13.34 million for the same period of 2011. The consolidated effective income tax rate for the third quarter of 2011 and 2010 was 16.4% and 21.4%, respectively. The change in the consolidated effective tax rate was mainly due to effective tax holiday, tax rate change for future deferred tax items, valuation allowance on NOL, and permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with permanent non-taxable income of change in fair value of conversion feature liability and change in fair value of the liability for shares to be issued to Dong, which accounted for net 0.7% of pretax income for the third quarter of 2011 compared to net (4.2)% for the same quarter of 2010; non-taxable income or non-tax deductible expenses were subtracted from / added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%. Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the three months ended September 30, 2011 was $11.07 million compared to $4.87 million for the comparable period of 2010, an increase of $6.20 million. This increase in net income was mainly due to the sales of Shenqiu biomass power generation system during the quarter, and increased interest income from lease payments for energy saving systems, and increase in income from changes in fair value of the liability from shares to be issued to Dong, compared with the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$30,773,615	100%	$43,783,259	100%
Sales of products	29,927,036	97%	42,477,423	97%
Contingent rental income	846,579	3%	1,305,836	3%
Cost of sales	(22,850,068)	74%	(32,763,130)	75%
Cost of products	(22,850,068)	74%	(32,763,130)	75%
Gross profit	7,923,547	26%	11,020,129	25%
Interest income on sales-type lease	16,093,099	52%	10,371,093	24%
Total operating income	24,016,646	78%	21,391,222	49%
Total operating expenses	(3,834,242)	12%	(4,542,859)	10%
Income from operations	20,182,404	66%	16,848,363	39%
Total non-operating income (expenses), net	7,312,500	24%	794,010	1%
Income before income tax	27,494,904	90%	17,642,373	40%
Income tax expense	4,369,257	14%	4,250,562	10%
Less: net income attributable to noncontrolling interest	771,271	3%	589,819	1%
Net income attributable to China Recycling Energy Corp	$22,354,376	73%	$12,801,992	29%

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

 NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the nine months ended September 30, 2011, net non-operating income was $7.31 million as compared to $0.79 million for the comparable period of 2010. In the nine months ended September 30, 2011 we had $2.88 million interest expense on loans and $5.12 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $9.98 million from changes in fair value of conversion feature liability of the convertible note from China Cinda, and $5.44 million from changes in fair value of the liability for shares to be issued to Dong; while in the comparable period of 2010, the interest expense was $1.33 million arising from the beneficial conversion feature for the convertible note, but offset with $2.57 million income from changes in fair value of the liability for shares to be issued to Dong.

INCOME TAX EXPENSE. Income tax expense was $4.37 million for the nine months ended September 30, 2011, an increase of $0.12 million from $4.25 million for the comparable period of 2010. The increase was mainly due to non-taxable interest income related to changes in fair value of conversion feature liability and changes in fair value of the liability for shares to be issued to Dong, but partially offset by non taxable interest expense. The consolidated effective income tax rate for the nine months ended September 30, 2011 and 2010 was 15.9% and 24.1%, respectively. The change in the consolidated effective tax rate was mainly due to effective tax holiday, tax rate change for future deferred tax items, valuation allowance on NOL, and permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with permanent non-taxable income from changes in fair value of conversion feature liability and changes in fair value of the liability for shares to be issued to Dong, which accounted for net 0.1% of pretax income for the nine months ended September 30, 2011 compared to net (1.2)% for the comparable period of 2010; non-taxable income or non-tax deductible expenses were subtracted from / added back to taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%.

NET INCOME. Our net income for the nine months ended September 30, 2011 was $22.35 million compared to $12.80 million for the comparable period of 2010, an increase of $9.55 million. This increase in net income was mainly due to the decreased operating expense and increased interest income from lease payments for energy saving systems, and $5.44 million income from changes in fair value of the liability for shares to be issued to Dong, compared with the comparable period of 2010.

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong RMB 100,000,000 ($14,705,900) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price will be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of September 30, 2011, the Company recorded shares to be issued of $3.53 million (the fair value at September 30, 2011) in connection with this transaction.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: July 18, 2013	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: July 18, 2013	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2011