Form 10-K/A
period 2011-12-31
CHINA RECYCLING ENERGY CORP
filed 2013-07-18
CIK 721693

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

Explanatory Note

Explanatory Note

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 14, 2012, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 22, 2012 (the “Original Form 10-K”) for the following purposes: (i) revise a table comparing our results of operations as a percentage of net sales and revise our discussions relating to non-operating income (expenses), income tax expense and net income in the Results of Operations section of our MD&A; (ii) include a discussion of how cash is transferred to the Company's PRC subsidiaries and how earnings are transferred from its PRC subsidiaries to the Company and revise our discussion on the impact of the issuance of the settlement shares to Xueyi Dong in the Liquidity and Capital Resources section of our MD&A; (iii) disclose our considerations with respect to disclosures of fair value of long-term debt obligations and describe how those considerations were applied to our long-term debt obligations in Note 2 (to our consolidated financial statements); (iv) correct a footing error in a table of accrued liabilities and other payables set forth in Note 8 (to our consolidated financial statements); (v) revise Note 12 (to our consolidated financial statements); (vi) restate the fair value of certain settlement shares issued to Xueyi Dong in Note 17 (to our consolidated financial statements); (vii) disclose the statutory reserve amount for each of our Chinese subsidiaries in Note 18 (to our consolidated financial statements); (viii) include a new Note 21 (to our consolidated financial statements) to describe the purpose and underlying reasons of this restatement and present the effect of the restatement on our financial statements; (ix) restate our financial statements and (x) revise the Signature Page.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibit 32.1. Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context. The following items have been amended as a result of the amended disclosures:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV Financial Statements and Accompanying Notes

Signature Page.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$31,289,864	100%	$75,605,538	100%
Sales of products	30,106,354	96%	74,280,703	98%
Contingent rental income	1,183,510	4%	1,324,835	2%
Cost of product sales	(23,013,807)	74%	(57,033,984)	75%

Gross profit	8,276,057	26%	18,571,554	25%
Interest income on sales-type lease	22,104,162	71%	15,136,643	20%
Total operating income	30,380,219	97%	33,708,197	45%
Total operating expenses	(4,738,266)	15%	(6,340,426)	9%
Income from operations	25,641,953	82%	27,367,771	36%
Total non-operating income (expenses), net	(1,820,852)	(6)%	134,222	0.2%
Income before income taxes	23,821,101	76%	27,501,993	36%
Income tax expense	4,232,945	14%	6,866,040	9%
Less: net income attributable to noncontrolling interest	948,161	3%	1,793,472	2%
Net income attributable to China Recycling Energy Corp	$18,639,995	59%	$18,842,481	25%

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

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For 2011, net non-operating expense was $1.82 million as compared to net non-operating income of $0.13 million for 2010. The increase in non-operating expense was mainly due to $4.19 million interest expense on loans and $14.83 million interest expense arising from the beneficial conversion feature of the convertible note from Carlyle and China Cinda, but offset by $11.77 million income from changes in fair value of conversion feature liability of the convertible note from China Cinda, and $5.44 million income from changes in fair value of the liability for shares issued to Dong; while in 2010, the interest expense was $1.79 million arising from the beneficial conversion feature for the convertible note and $0.94 million from bank loan interest, but offset with $2.81 million income from changes in fair value of the liability for shares issued to Dong.

INCOME TAX EXPENSE. Income tax expense was $4.23 million for 2011, a decrease of $2.63 million from $6.87 million for 2010. The decrease was mainly due to decreased sales. Two projects were completed and sold in year 2011; however, five projects were completed and sold in 2010. The consolidated effective income tax rate for 2011 and 2010 was 17.8% and 25.0%, respectively. The change in the consolidated effective tax rate was mainly due to a permanent non-tax deductible interest expense resulting from amortization of a beneficial conversion feature for a convertible note, but offset with non-taxable income of changes in fair value of conversion feature liability, and non-taxable income from changes in fair value of the liability for shares issued to Dong, which total accounted for net of (7.3)% of pretax income for 2011 compared to (1.3)% for 2010; non-tax deductible expenses were added back to taxable income and non-taxable income was deducted from taxable income for US income tax return purposes. The income tax rate for Shanghai TCH was 24% and 22% for 2011 and 2010, respectively. Xi’an TCH’s effective income tax rate for 2011 and 2010 is 15% as a result of its high tech enterprise status that was approved by the taxing authority. Xingtai Huaxin’s effective income tax rate for 2011 and 2010 is 25%.  Huahong, Erdos TCH and Shengda’s effective income tax rate for 2011 is 25%

NET INCOME. Our net income for 2011 was $18.64 million compared to $18.84 million for 2010, a decrease of $0.20 million. This decrease in net income was mainly due to the decreased sales of systems and increased non-operating expenses, despite we had increased interest income from lease payments for energy saving systems compared with the year 2010.

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

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Dong, a natural person with Chinese citizenship.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 with equivalent shares of the Company’s common stock. The stock price was to be the same price as the Company’s public offering price in the first public offering which occurs in 2010 or 2011 but in no circumstance less than $4 per share.  The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.8.  As of December 31, 2011, the Company recorded a gain of $5.44 million from issuance of the shares to Dong, which is the change of the fair value of 2,941,176 shares issued to Dong at September 30, 2011 and the issuance date. The 2,941,176 shares issued were determined by using the minimum stock price of $4 per share.

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

Transfers of Cash To and From our Subsidiaries

The Company is able to transfer cash (U.S. dollars) to its PRC subsidiaries by: (i) investment – increasing the Company’s registered capital in a PRC subsidiary or (ii) a shareholder loan. Other than as follows, to date, its PRC subsidiaries have not transferred any earnings/cash to the Company. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital/cash needs, including: (i) the funds necessary to pay dividends/cash distributions to its shareholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted to that extent, as well as the others noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

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

4.	our PRC subsidiaries may also allocate a portion of their after-tax profits to fund their staff welfare and bonus funds; except in the event of a liquidation, these funds may also not be distributed to shareholders; as disclosed in Note 17, the Company does not participate in a Common Welfare Fund; and

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

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) that is established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. FIEs are required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. In the event that the FIE’s statutory accounts are insufficient to satisfy this requirement, the FIE’s shareholders are required to contribute capital required to satisfy the registered capital requirement. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC Company Law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Xi’an TCH, Xingtai Huaxin, Huahong, Pingshan Shengda (dissolved in 2012) and Erdos TCH were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2011	2010
Unrestricted retained earnings	$34,414,271	$17,622,514
Restricted retained earnings (surplus reserve fund)	7,051,843	5,203,605
Retained earnings (including surplus reserve fund)	$41,466,114	$22,826,119

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

As discussed in footnote 21 to the financial statements for December 31, 2011 and 2010, certain amounts have been restated.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California

March 12, 2012 except for notes 2, 12, 17, 18 & 21 which are as of July 9, 2013.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010 (RESTATED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$14,949,253	$11,072,250
Restricted cash	317,415	2,151,690
Notes receivable	82,528	-
Accounts receivable	19,113,812	-
Current portion of investment in sales type leases, net	8,725,345	7,624,637
Interest receivable on sales type leases	2,423,184	554,930
Prepaid expenses	145,615	33,274
Other receivables	530,283	393,015
Prepaid loan fees - current	80,941	-

Total current assets	46,368,376	21,829,796

NON-CURRENT ASSETS
Prepaid interest	814,169	774,609
Prepaid loan fees - noncurrent	283,293	-
Investment in sales type leases, net	127,576,695	117,586,131
Long term deposit	387,559	-
Property and equipment, net	116,815	159,968
Construction in progress	32,466,242	25,377,983

Total non-current assets	161,644,773	143,898,691

TOTAL ASSETS	$208,013,149	$165,728,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,907,854	$5,012,640
Notes payable - bank acceptances	634,830	2,868,921
Taxes payable	2,943,034	1,631,900
Interest payable on Trust loans	345,311	380,524
Accrued liabilities and other payables	1,279,558	2,874,058
Advance from related parties	2,981,977	1,365,877
Convertible notes, net of discount due to beneficial conversion feature	4,626,645	4,403,078
Accrued interest on convertible notes - current	168,000	191,828
Deferred tax liability - current	1,624,665	1,188,504
Bank loans payable - current	6,983,129	1,811,950
Trust loans payable - current	3,174,150	5,081,010
Conversion feature liability on convertible notes	1,127,401	-
Current portion of long term payable	1,183,516	-

Total current liabilities	30,980,070	26,810,290

NONCURRENT LIABILITIES
Shares to be issued	-	8,970,587
Deferred tax liability, net	6,388,537	6,429,139
Refundable deposit from customers	587,218	286,892
Long term payable	4,999,718	-
Convertible notes, net of discount net of discount due to beneficial conversion feature	-	4,095,356
Conversion feature liability on convertible notes	-	6,438,035
Accrued interest on long term convertible notes	-	419,922
Bank loans payable	20,790,681	2,264,937
Trust loans payable	31,503,436	32,992,586

Total noncurrent liabilities	64,269,590	61,897,454

Total liabilities	95,249,660	88,707,744

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,474,350 and 39,198,982 shares issued and outstanding as of December 31, 2011 and 2010, respectively	46,475	39,200
Additional paid in capital	55,416,140	44,666,824
Statutory reserve	7,051,843	5,203,605
Accumulated other comprehensive income	11,284,190	6,083,840
Retained earnings	34,414,271	17,622,514

Total Company stockholders' equity	108,212,919	73,615,983

Noncontrolling interest	4,550,570	3,404,760

Total equity	112,763,489	77,020,743

TOTAL LIABILITIES AND EQUITY	$208,013,149	$165,728,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010
	(RESTATED)	(RESTATED)

Revenue
Sales of systems	$30,106,354	$74,280,703
Contingent rental income	1,183,510	1,324,835

Total revenue	31,289,864	75,605,538

Cost of sales
Cost of systems	23,013,807	57,033,984

Gross profit	8,276,057	18,571,554

Interest income on sales-type leases	22,104,162	15,136,643

Total operating income	30,380,219	33,708,197

Operating expenses
General and administrative	4,738,266	6,340,426

Income from operations	25,641,953	27,367,771

Non-operating income (expenses)
Interest income	110,843	52,582
Interest expense	(19,271,974)	(2,728,685)
Changes in fair value of conversion feature liability	11,772,065	-
Changes in fair value of the liability	5,441,176	2,809,884
Other income (expenses)	133,347	441
Financial expense	(6,309)	-

Total non-operating income (expenses), net	(1,820,852)	134,222

Income before income tax	23,821,101	27,501,993
Income tax expense	4,232,945	6,866,040

Income before noncontrolling interest	19,588,156	20,635,953
Less: Income attributable to noncontrolling interest	948,161	1,793,472

Net income attributable to China Recycling Energy Corp	18,639,995	18,842,481

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	5,200,350	2,374,350
Foreign currency translation gain attributable to noncontrolling interest	197,649	86,772

Comprehensive income attributable to China Recycling Energy Corp	$23,840,345	$21,216,831

Comprehensive income attributable to noncontrolling interest	$1,145,810	$1,880,244

Basic weighted average shares outstanding	42,454,304	38,837,656
Diluted weighted average shares outstanding *	56,055,390	51,296,893

Basic earnings per share	$0.44	$0.49
Diluted earnings per share *	$0.34	$0.38

*    Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated retained earning	Total	Noncontrolling interest

Balance at January 1, 2010	38,778,035	$38,779	$38,319,163	$2,497,724	$3,709,490	$1,485,914	$46,051,070	$616,237

Capital contribution	-	-	41	-	-	-	41	-

Shares issued for services	350,000	350	1,032,150	-	-	-	1,032,500	-

Warrants exercised	70,947	71	(71)	-	-	-	-	-

Compensation related to stock options and warrants	-	-	2,940,985	-	-	-	2,940,985	-

Cash contribution from noncontrolling interest	-	-	-	-	-	-	-	908,279

Unamortized beneficial conversion feature	-	-	2,374,556	-	-	-	2,374,556	-

Net income for year	-	-	-	-	-	18,842,481	18,842,481	1,793,472

Transfer to statutory reserves	-	-	-	2,705,881	-	(2,705,881)	-	-

Foreign currency translation gain	-	-	-	-	2,374,350	-	2,374,350	86,772

Balance at December 31, 2010 (Restated)	39,198,982	39,200	44,666,824	5,203,605	6,083,840	17,622,514	73,615,983	3,404,760

Shares issued to settle debt	2,941,176	2,941	3,526,470	-	-	-	3,529,411	-

Conversion of convertible note	4,334,192	4,334	5,767,733	-	-	-	5,772,067	-

Compensation related to stock options and warrants	-	-	1,455,113	-	-	-	1,455,113	-

Net income for year	-	-	-	-	-	18,639,995	18,639,995	948,161

Transfer to statutory reserves	-	-	-	1,848,238	-	(1,848,238)	-	-

Foreign currency translation gain	-	-	-	-	5,200,350	-	5,200,350	197,649

Balance at December 31, 2011 (Restated)	46,474,350	$46,475	$55,416,140	$7,051,843	$11,284,190	$34,414,271	$108,212,919	$4,550,570

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2011	2010
	(RESTATED)	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$19,588,156	$20,635,953
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(30,106,354)	(74,280,703)
Depreciation and amortization	57,767	23,631
Amortization of prepaid loan fees	39,481	-
Changes in fair value of the liability	(5,441,176)	(2,809,884)
Cost of equipment purchased by stock	-	11,817,712
Amortization of discount related to conversion feature of convertible note	12,116,481	1,789,558
Interest expense from changes in fair value of conversion feature liability	(11,772,065)	-
Stock compensation expense	-	602,000
Stock options and warrants expenses	1,455,113	2,940,985
Changes in deferred tax	6,352	4,516,906
(Increase) decrease in current assets:
Interest receivable on sales type lease	(1,794,931)	(101,476)
Collection of principal on sales type leases	7,457,187	4,784,949
Prepaid expenses	(107,937)	(341,043)
Account receivables	(579,047)	-
Other receivables	(114,331)	1,153,682
Construction in progress	(5,650,550)	10,333,466
Long term deposit	(378,084)	-
Increase (decrease) in current liabilities:
Accounts payable	(1,327,523)	2,622,021
Taxes payable	1,197,773	908,894
Interest payable	(53,311)	372,272
Refundable deposit from customers	572,862	-
Accrued liabilities and other payables	(1,967,836)	481,783
Accrued interest on convertible notes	(431,829)	246,805

Net cash used in operating activities	(17,233,802)	(14,302,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash change	1,896,637	(630,697)
Acquisition of property & equipment	(7,699)	(81,975)

Net cash provided by (used in) investing activities	1,888,938	(712,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	430,500
Issuance of convertible notes	7,583,801	7,533,391
Repayment of convertible notes	(11,551,457)	-
Cash contribution from noncontrolling interest	-	908,279
Notes receivable - bank acceptances	(80,510)
Notes payable - bank acceptances	(2,322,413)	-
Proceeds from loans	24,772,404	15,444,272
Repayment of loans	(7,067,876)	-
Long term payable	6,032,071	-
Prepaid loan fees	(394,810)
Advance from related parties	1,510,633	682,158

Net cash provided by financing activities	18,481,843	24,998,600

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	740,024	(23,132)

NET INCREASE IN CASH & EQUIVALENTS	3,877,003	9,960,307
CASH & EQUIVALENTS, BEGINNING OF YEAR	11,072,250	1,111,943

CASH & EQUIVALENTS, END OF YEAR	$14,949,253	$11,072,250

Supplemental Cash flow data:
Income tax paid	$3,471,124	$1,745,643
Interest paid	$9,373,650	$4,758,991

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

On January 20, 2010, Xi’an TCH entered into a Technical Reconstruction Letter of Intent with Xueyi Dong (“Dong”) a natural person with Chinese citizenship for Xi’an TCH reconstructing and transforming a Thermal Power Generation Systems owned by Dong into a 12MW Biomass Power Generation System (the “Biomass Systems” or “BMPG”) for $2.2 million (RMB 15 million), which was paid by Xi’an TCH to Dong. After the transformation of the system, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Dong on June 29, 2010.  Under the Transfer Agreement, Dong transferred the Biomass Systems to Xi’an TCH, and Xi’an TCH will pay Dong $14,705,900 (RMB 100,000,000) for the systems, including RMB 20,000,000 in cash and RMB 80,000,000 in shares of the Company’s common stock. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance was 1:6.8.  As of December 31, 2011, the Company had paid the cash portion in full and issued 2,941,176 shares of common stock, which represented payment in full of the RMB 80,000,000, in connection with this transaction. In connection with this transaction, the Company, for the year ended December 31, 2011, recorded a gain due to change in fair value of liability on settlement of debt in the amount of $5.44 million.

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

The following are our considerations with respect to disclosures of fair value of long-term debt obligations.

As of fiscal year ended December 31, 2011, the Company’s long term debt obligations consisted of the following: (i) bank loans payable in the amount of $20.79 million, (ii) trust loans payable in the amount of $31.50 million and (iii) a long term payable for a sale-leaseback transaction in the amount of $5.00 million.

Fair value measurements/approximations, for certain financial instruments, are based on what a reporting entity would likely have to pay to transfer the financial obligation to an entity with a comparable credit rating. Our bank loans and trust loans payable are privately held (i.e., nonpublic) debt; therefore, pricing inputs are not observable. For this reason, we classified bank loans and trust loans payable as a Level 3 fair value measurement in the valuation hierarchy.

For each of our long term debt obligations noted above, we believe the carrying amounts approximate their fair values. The following reasons are supportive of this determination.

Bank Loans Payables of $20.79 Million (noncurrent portion)

As of fiscal year ended December 31, 2011, the Company had three loans with the same Chinese commercial bank with terms of 3, 3 and 4 years, respectively. Each loan was for our subsidiary’s (Xi’an TCH’s) energy saving and emission reduction projects and had a floating interest rate that reset at the beginning of each quarter at 110%, 115% and 115%, respectively, of the national base interest rate for the same term and same level loan. Each of these loans was guaranteed by Xi’an TCH (along with a pledge of its accounts receivables) and by certain executive officers of the Company, and a pledge of certain BMPG (Biomass Power Generation) systems. Based on our understanding of the credit markets, the fact that our business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, we believe that we could have obtained similar loans at December 31, 2011 on similar terms and interest rates. In addition, in connection with the fair value measurement, we considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) we are considered a low credit risk customer to the lending bank and our creditors; (ii) we have a good history of making timely payments and have never defaulted on any loans; and (iii) we have a stable and continuous cash inflow from collections from our sales-type lease of energy saving projects.

Trust Loans Payable of $31.50 Million (noncurrent portion)

Pursuant to a Trust Loan Plan, the Company issued trust loans at RMB 1 per unit for total of 300,000,000 units with interest rates ranging from 8.35% - 12.05% and terms ranging from 2 – 4 years. Of these units, (i) 13,750,000 units ($2.0 million) were purchased by the management of Erdos TCH; and (ii) 47,850,000 units were purchased by Xi’an TCH. All of the proceeds raised under the Trust Loan Plan were loaned to Erdos TCH to fund the construction and operation of its waste heat power generation projects. To guarantee the repayment of the loans, Erdos TCH provided a lien on its equipment, assets and accounts receivable. Xi’an TCH and Mr. Guohua Ku, our CEO, the Chairman of our Board of Directors and a major shareholder, provided unconditional and irrevocable joint liability guarantees for Erdos TCH’s performance under the Agreement. Erdos (the minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH. The carrying value of the trust loans approximates the fair value, because we believe that we could obtain similar trust loans at December 31, 2011 for the same purpose of usage on comparable interest rates and terms. In addition, in connection with the fair value measurement, we considered nonperformance risk (including credit risk), including the following: (i) we are considered a low credit risk customer to the lending bank and our creditors; (ii) we have a good history of making timely payments and have never defaulted on any loans; and (iii) we have a stable and continuous cash inflow from collections from our sales-type lease of energy saving projects to make repayment.

Sale-Leaseback Transaction of $5.00 Million

We recorded the sale-lease back transaction at fair value, which is the present value of the total future cash outflow including principal and interest payments.

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

The following table presents a reconciliation of basic and diluted earnings per share for years ended December 31, 2011 and 2010:

	2011	2010
Net income for common shares	$18,639,995	$18,842,481
Interest accrued on convertible notes*	168,000	496,805
Net income for diluted shares	$18,807,995	$19,339,286

Weighted average shares outstanding – basic	42,454,304	38,837,656
Effect of dilutive securities:
Convertible notes	11,976,692	10,065,630
Options granted	1,612,614	2,282,674

Warrants granted	11,780	110,933

Weighted average shares outstanding – diluted	56,055,390	51,296,893
Earnings (loss) per share – basic	$0.44	$0.49
Earnings (loss) per share – diluted	$0.34	$0.38

*	Interest expense on convertible notes was added back to net income for the computation of diluted earnings per share.

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

7. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2011 and 2010:

	2011	2010
Income	$2,205,337	$1,237,823
Business	305,141	347,654
VAT arising from transfer WGPG to Shenmu	380,898	-
Other	51,658	46,423
	$2,943,034	$1,631,900

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Employee training, labor union expenditure and social insurance payable	$305,800	$245,019
Consulting, auditing, and legal expenses	439,731	541,638
Payable to Yingfeng	-	1,730,451
Accrued payroll and welfare	284,011	259,120
Accrued system maintenance expense	76,107	72,409
Other	173,909	25,421
Total	$1,279,558	$2,874,058

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(8.9)%	(10.4)%
Effective tax holiday	(7.2)%	(7.3)%
Non-taxable income, net	(7.3)%	(1.3)%
Effect of tax rate change on deferred tax items	-%	3.1%
Other	0.2%	0.2%
Valuation allowance on NOL	7.0%	6.7%
Tax per financial statements	17.8%	25.0%

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

As of December 31, 2011, the Company recorded a gain of $5.44 million from issuance of the shares to Dong, which is change of the fair value of 2,941,176 shares for the period from December 31, 2010 till the issuance date.

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount for each Chinese subsidiary as of December 31, 2011.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2011
Shanghai TCH	$29,800,000	$14,900,000	$959,387
Xi’an TCH	¥202,000,000	¥101,000,000	¥31,905,710 ($4,663,086)
Erdos TCH	¥120,000,000	¥60,000,000	¥9,780,018 ($1,429,370)
Shanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit
Xingtai Huaxin	¥550,000	¥275,000	Did not accrue yet due to accumulated deficit

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

21. RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the years ended December 31, 2011 and 2010 were restated to reflect the following:

According to FASB ASC 480-10-35-5, all other financial instruments recognized under the guidance in Section 480-10-25 shall be measured subsequently at fair value with changes in fair value recognized in earnings, unless either this subtopic or another subtopic specifies another measurement attribute.

Accordingly, the shares to be issued to Dong (with fixed obligation of RMB 80 million ( $11.78 million)) pursuant to Biomass Power Generation Asset Transfer Agreement entered on June 29, 2010 (“Note 17 - Shareholders’ Equity”) should be classified as a liability on the balance sheet and adjusted to fair value at each reporting period. Previously, the Company did not measure the changes in fair value of the liability at each reporting date.

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Changes in fair value of the liability	$8,251,060	$5,441,176	$(2,809,884)
Total non-operating income (expense), net	$989,032	$(1,820,852)	$(2,809,884)
Income before income taxes	$26,630,985	$23,821,101	$(2,809,884)
Income from operations	$22,398,040	$19,588,156	$(2,809,884)
Net income attributable to CREG	$21,449,879	$18,639,995	$(2,809,884)
Comprehensive income attributable to CREG	$26,650,229	$23,840,345	$(2,809,884)
Basic	$0.51	$0.44	$(0.07)
Diluted	$0.39	$0.34	$(0.05)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,398,040	$19,588,156	$(2,809,884)
Changes in fair value of the liability	$(8,251,090)	$(5,441,176)	$2,809,884

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2010:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Shares to be issued	$11,780,471	$8,970,587	$(2,809,884)
Retained earnings	$14,812,630	$17,622,514	$2,809,884

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

China Recycling Energy Corporation

Date: July 18, 2013	By:	/s/ Gouhou Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: July 18, 2013	By:	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 18, 2013.

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

Signature	Title

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer
Guohua Ku

/s/ David Chong	Secretary, Principal Financial Officer and
David Chong	Principal Accounting Officer

/s/ Lanwei Li	Director and Vice President of Business
Lanwei Li

/s/ Timothy Driscoll	Director
Timothy Driscoll

/s/ Julian Ha	Director
Julian Ha

/s/ Albert McLelland	Director
Albert McLelland

/s/ Yilin Ma	Director
Yilin Ma

/s/ Chungui Shi	Director
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