Form 10-Q
period 2013-06-30
CHINA RECYCLING ENERGY CORP
filed 2013-08-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 6, 2013 was 50,224,350.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) – Six Months Ended June 30, 2013 and June 30, 2012	3

	Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2013 and June 30, 2012	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	34

Item 6.	Exhibits	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$32,631,238	$45,004,304
Restricted cash	890,155	2,725,002
Notes receivable	809,232	-
Accounts receivable	65,807	81,819
Current portion of investment in sales type leases, net	10,785,754	10,389,028
Interest receivable on sales type leases	663,529	912,467
Prepaid expenses	50,002	49,581
Other receivables	173,267	121,109
Advance to related party	449,490	440,987
Prepaid interest on trust loans	830,272	816,164
Prepaid loan fees - current	81,714	81,139

Total current assets	47,430,460	60,621,600

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	165,911	202,848
Investment in sales type leases, net	143,027,721	118,021,435
Long term investment	647,385	-
Long term deposit	395,224	388,508
Property and equipment, net	67,059	68,305
Construction in progress	18,080,155	22,993,905

Total non-current assets	162,383,455	141,675,001

TOTAL ASSETS	$209,813,915	$202,296,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$487,040	$239,722
Notes payable - bank acceptances	1,618,463	3,659,216
Taxes payable	1,552,456	1,372,535
Accrued liabilities and other payables	3,328,610	1,534,829
Deferred tax liability	2,682,262	2,471,925
Bank loans payable - current	13,271,400	13,523,188
Trust loans payable	31,964,653	31,421,526
Interest payable on trust loans	2,308,319	317,962
Cinda note payable	3,766,694	3,766,694
Accrued interest on Cinda note	180,954	383,929
Current portion of long term payable	1,367,192	1,292,185

Total current liabilities	62,528,043	59,983,711

NONCURRENT LIABILITIES
Deferred tax liability, net	7,945,696	6,565,618
Refundable deposit from customers for systems leasing	841,601	588,656
Long term payable	3,078,793	3,711,658
Bank loans payable	8,092,317	12,091,321

Total noncurrent liabilities	19,958,407	22,957,253

Total liabilities	82,486,450	82,940,964

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,224,350 shares issued and outstanding	50,225	50,225
Additional paid in capital	61,457,837	58,501,642
Statutory reserve	8,597,232	7,766,002
Accumulated other comprehensive income	13,914,760	11,554,225
Retained earnings	43,307,411	37,107,107

Total Company stockholders' equity	127,327,465	114,979,201

Noncontrolling interest	-	4,376,436

Total equity	127,327,465	119,355,637

TOTAL LIABILITIES AND EQUITY	$209,813,915	$202,296,601

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenue
Sales of systems	$27,702,800	$-	$13,623,004	$-
Contingent rental income	550,334	550,973	289,559	403,420

Total revenue	28,253,134	550,973	13,912,563	403,420

Cost of sales
Cost of systems	21,402,848	42,951	10,501,936	28,568

Total cost of sales	21,402,848	42,951	10,501,936	28,568

Gross profit	6,850,286	508,022	3,410,627	374,852

Interest income on sales-type leases	8,553,546	9,527,977	4,728,706	4,713,727

Total operating income	15,403,832	10,035,999	8,139,333	5,088,579

Operating expenses
General and administrative	1,766,560	1,588,695	684,114	809,140

Income from operations	13,637,272	8,447,304	7,455,219	4,279,439

Non-operating income (expenses)
Interest income	153,232	72,311	60,644	45,405
Interest expense	(2,787,689)	(5,115,547)	(1,293,193)	(2,514,313)
Changes in fair value of conversion feature liability		1,127,400	-	-
Other income (expenses)	2,873	(93,762)	3,853	(1,716)

Total non-operating expenses, net	(2,631,584)	(4,009,598)	(1,228,696)	(2,470,624)

Income before income tax	11,005,688	4,437,706	6,226,523	1,808,815
Income tax expense	3,726,870	942,081	2,366,816	454,689

Income before noncontrolling interest	7,278,818	3,495,625	3,859,707	1,354,126
Less: Income attributable to noncontrolling interest	247,284	248,938	126,363	130,004

Net income attributable to China Recycling Energy Corp	7,031,534	3,246,687	3,733,344	1,224,122

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	2,360,535	(462,726)	2,035,201	(585,612)
Foreign currency translation gain (loss) attributable to noncontrolling interest	78,153	(17,956)	66,379	(22,975)

Comprehensive income attributable to China Recycling Energy Corp	$9,392,069	$2,783,961	$5,768,545	$638,510

Comprehensive income attributable to noncontrolling interest	$325,437	$230,982	$192,742	$107,029

Basic weighted average shares outstanding	50,224,350	46,474,350	50,224,350	46,474,350
Diluted weighted average shares outstanding *	50,857,523	51,285,245	50,770,461	51,379,091

Basic earnings per share	$0.14	$0.07	$0.07	$0.03
Diluted earnings per share *	$0.14	$0.07	$0.07	$0.03

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$7,278,818	$3,495,625
Adjustments to reconcile income including noncontrolling
interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	(27,702,800)	-
Depreciation and amortization	23,143	26,518
Amortization of prepaid loan fees	40,857	40,429
Amortization of discount related to conversion feature of convertible note	-	1,167,300
Changes in fair value of conversion feature liability	-	(1,127,400)
Stock options and warrants expenses	-	112,814
Changes in deferred tax	1,419,815	567,071
Changes in assets and liabilities:
Interest receivable on sales type leases	262,055	1,698,382
Collection of principal on sales type leases	4,751,915	4,278,032
Prepaid expenses	433	60,883
Accounts receivable	17,251	18,954,315
Other receivables	(49,562)	407,148
Construction in progress	5,257,935	(200,136)
Accounts payable	(1,842,164)	(697,805)
Taxes payable	154,630	(2,368,767)
Interest payable	1,964,953	2,142,313
Accrued liabilities and other payables	255,153	295,943
Accrued interest on convertible notes	(202,975)	(100,182)
Long term refundable deposit from customer	240,335	-

Net cash provided by (used in) operating activities	(8,130,208)	28,752,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	1,863,073	(679,757)
Acquisition of property & equipment	(20,741)	(262)
Long term investment	(640,892)	-

Net cash (provided by) used in investing activities	1,201,440	(680,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - bank acceptances	(801,115)	(76,101)
Proceeds from loans	4,806,691	4,756,318
Repayment of loans	(9,453,159)	(1,902,527)
Long term payable	(637,889)	(583,506)
Repayment of advance from related parties	-	(3,418,368)

Net cash used in financing activities	(6,085,472)	(1,224,184)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	641,174	(149,031)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(12,373,066)	26,699,249
CASH & EQUIVALENTS, BEGINNING OF PERIOD	45,004,304	14,949,253

CASH & EQUIVALENTS, END OF PERIOD	$32,631,238	$41,648,502

Supplemental Cash flow data:
Income tax paid	$2,203,339	$2,700,191
Interest paid	$1,518,052	$1,887,443

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980, under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation to Nevada. The Company, through its subsidiaries, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”), Xi’an TCH Energy Technology Co., Ltd (Xi’an TCH) and Huahong New Energy Technology Co, Ltd (Huahong), provides energy saving solution and services, including selling and leasing energy saving systems and equipment to customers.  On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation” from “China Digital Wireless, Inc.”

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). As of June 30, 2013, Erdos had contributed 7% of the total investment of the project, and Xi’an TCH had contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost. On June 15, 2013, Xi'an TCH and Erdos Metallurgy entered into a share transfer agreement; Erdos Metallurgy transferred its entire 7% share in Erdos TCH, to Xi'an TCH at a cost of $1.29 million (RMB 8 million). Xi'an TCH paid this amount in July 2013 and became the 100% shareholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos Metallurgy the amount of accumulated profits from inception up to the transfer date the amount of which is $227,901.  Since there were no material transactions from June 15, 2013 to June 30, 2013, Xian TCH and Erdos Metallurgy entered into profit allocation supplementary agreement to allocate profits to Erdos Metallurgy up to and for the period ended June 30, 2013.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12MW biomass power generation systems. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease the set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $10.83 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH leased the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (“Datong”) for constructing a series of systems for power generation from recycled gas and steam from groups of blast furnaces. According to the contract, Xi’an TCH will build and install two 3MW BPRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). In June 2013, the two 3 MW BPRT power generation systems were completed. The total cost of the project was $10.84 million (RMB 65 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay a service fee to Xi’an TCH based on actual electricity generated and Xi’an TCH will be responsible for operating the systems. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement for the minimum service fee, the minimum service fee per month for the first five years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five years, $0.16 (RMB 1.0 million) for the following 10 years and $0.15 million (RMB 0.9 million) for the last 10 years. After 30 years, the units will be transferred to Shanxi Datong without any charge.

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $0.3 million (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for the construction of Jitie projects. The project is scheduled to be completed 12 months from construction commencement.

On June 25, 2013, the Company's subsidiary, Xi’an TCH, with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (“Fund Management Company”), with registered capital of RMB 10 million, to manage a fund Beijing Hongyuan Recycling Energy Investment Center, LLP (“HYREF Fund”) that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project (See note 10). Xi’an TCH paid RMB 4 million ($0.65 million) and owns 40% of Fund Management Company. An initial amount of RMB 460 million ($74 million) for HYREF Fund has been fully subscribed.

As of June 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, three BMPG systems, one WHPG system of Zhongbao, and two BPRT system of Shanxi Datong are under sales-type leases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2012 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2013 are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiary Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH as of June 15, 2013 (See note 1).  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2013 and December 31, 2012, the Company had accounts receivable of $65,807 and $81,819 respectively, from contingent rental income.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2013 and December 31, 2012.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debts, the carrying amounts approximate their fair values due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of June 30, 2013, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $8.09 million, (ii) a long term payable for a sale-leaseback transaction of $3.08 million. As of December 31, 2012, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $12.09 million, (ii) a long term payable for a sale-leaseback transaction of $3.71 million.

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

Bank Loans Payables of $8.09 Million (noncurrent portion)

As of June 30, 2013, the Company had two loans with the same Chinese commercial bank with terms of three and four years, respectively. Each loan was for the subsidiary’s (Xi’an TCH’s) energy saving and emission reduction projects and had a floating interest rate that both reset at the beginning of each quarter at 115%, of the national base interest rate for the same term and same level loan. Each of these loans was guaranteed by Xi’an TCH (along with a pledge of its accounts receivables) and by certain executive officers of the Company, and a pledge of certain BMPG (Biomass Power Generation) systems. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

Sale-Leaseback Transaction of $3.08 Million (Long Term Payable)

The Company recorded the sale-lease back transaction at FV, which is the present value of the total future cash outflow including principal and interest payments.

As of June 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $3.08 million described above.

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
	2013	2012	2013	2012
Net income for common shares	$7,031,534	$3,246,687	$3,733,344	$1,224,122
Interest expense on convertible notes*	-	502,487	-	264,125
Net income for diluted shares	$7,031,534	$3,749,174	$3,733,344	$1,488,247

Weighted average shares outstanding – basic	50,224,350	46,474,350	50,224,350	46,474,350
Effect of dilutive securities:
Convertible notes	-	3,810,000	-	3,810,000
Options granted	633,173	1,000,895	546,111	1,094,741

Weighted average shares outstanding – diluted	50,857,523	51,285,245	50,770,461	51,379,091
Earnings per share – basic	$0.14	$0.07	$0.07	$0.03
Earnings per share – diluted	$0.14	$0.07	$0.07	$0.03

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of 5 and 13 years, respectively; and leased CHPG systems to Tong Chuan, Shengwei, and Jing Yang Shengwei respectively for 5 years, BMPG systems to Pucheng for 15 years, BMPG systems to Shenqiu Phase I for 11 years, Shenqiu Phase II for 9.5 years, a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years, and Datong two BPRT systems for 30 years. The components of the net investment in sales-type leases as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Total future minimum lease payments receivable	$451,595,852	$380,608,263
Less: executory cost	(123,200,558)	(113,529,216)
Less: unearned interest income	(174,581,819)	(138,668,584)
Net investment in sales - type leases	153,813,475	128,410,463
Current portion	10,785,754	10,389,028
Noncurrent portion	$143,027,721	$118,021,435

As of June 30, 2013, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$39,630,307
2015	31,985,296
2016	31,952,927
2017	31,952,927
2018	31,952,927
Thereafter	284,121,468
Total	$451,595,852

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of June 30, 2013 and December 31, 2012 was $890,155 and $2,725,002 (of which, $954,578 was deposited as a principal-guaranteed financial investment product with a term of six months at December 31, 2012), respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental, parking space, insurance and legal fees.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of June 30, 2013, the Company had construction in progress of $18.08 million, including $13.22 million for the Shanxi Datong Coal Group Power Generation project and $ 4.86 million for Jitie project. The two 3 MW BPRT systems of Shanxi Datong project were completed and sold in the second quarter of 2013. As of December 31, 2012, the Company had construction in progress of $19.27 million for the Shanxi Datong Coal Group Power Generation project and $3.72 million for the Shenqiu Project Phase II. Shenqiu Project Phase II was completed at the end of March 2013. As of June 30, 2013, the Company was committed to pay an additional $5.50 million for the Shanxi Datong Coal Group Power Generation project and $4.86 million for Jitie project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Income	$837,697	$689,532
Business	287,905	257,378
VAT arising from transfer WGPG to Shenmu	388,431	381,832
Other	38,423	34,793
	$1,552,456	$1,372,535

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Employee training, labor union expenditure and social insurance payable	$378,960	$372,521
Consulting, auditing, and legal expenses	688,957	618,957
Accrued payroll and welfare	373,718	291,310
Accrued system maintenance expense	48,554	47,729
Payable to Erdos for purchasing the minority share of Erdos TCH (See note 1)	1,522,672	-
Other	315,749	204,312
Total	$3,328,610	$1,534,829

9.  RELATED PARTY TRANSACTIONS

As of June 30, 2013, advances to related parties totaled $449,490, including $490,192 to Erdos Metallurgy (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, but net of $40,702 in advances from the Company’s management, which bore no interest, and are payable on demand.

As of December 31, 2012, advances to related parties totaled $440,987, including $481,863 to Erdos Metallurgy (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, but net of a $40,876 in advances from the Company’s management, which bore no interest, and were payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder (Erdos Metallurgy sold all its ownership shares in Erdos TCH to Xi’an TCH on June 15, 2013).  Total sales and interest income for this non-controlling interest was $0.30 million and $3.68 million for the six months ended June 30, 2013, and $0.38 million and $3.70 million for the six months ended June 30, 2012; $0.1 million and $1.85 million for the three months ended June 30, 2013, and $0.28 million and $1.84 million for the corresponding 2012 period.

As of June 30, 2013, Xian TCH purchased Erdos Metallurgy’s minority interest in Erdos TCH, as a result Erdos Metallurgy is not a related party (See note 1).

10. LONG TERM INVESTMENT

On June 25, 2013 the Company with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Co., Ltd (“Hongyuan Management”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project. As of June 30, 2013, the Company has invested $0.65 million (RMB 4 million) for 40% ownership of Hongyuan Management. The Company and Hongyuan Huifu are currently in the process of drafting the financing terms.

11. NONCONTROLLING INTEREST

“Non-controlling interest” was a 7% equity interest of Erdos TCH owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos would receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos would then receive 60% and 40% of the profit from the JV, respectively.

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an will pay Erdos Metallurgy $1.29 million (RMB 8 million) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH will distribute 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy. For convenience of reporting, June 30, 2013 was designated as the ownership transfer date.  In July 2013, Xi’an paid $1.29 million (RMB 8 million) to Erdos Metallurgy, and had outstanding $227,901 accumulated profits to be paid to the minority interest..

Erdos TCH allocated its income to Xi’an TCH and Erdos at a proportion of 80% and 20% based on net income calculated under PRC GAAP.  The main difference between US GAAP and PRC GAAP with respect to Erdos TCH is that the Erdos agreement is treated as a sales-type lease under US GAAP and as an operating lease under PRC GAAP.  The following is an unaudited profit and loss statement of Erdos TCH, prepared under PRC GAAP for the six months ended June 30, 2013 and 2012 (note: Erdos TCH’s US GAAP basis financial statements are part of the Company’s consolidated financial statements discussed in Note 2 – Basis for Consolidation):

	2013	2012
Net Revenue	$7,512,597	$7,510,614
Cost of Revenue	4,256,260	4,215,028
Gross Profit	3,256,337	3,295,586
Operating expenses	58,517	28,075
Income from operations	3,197,820	3,267,511
Non-operating income expense	(2,187,350)	(2,361,930)
Income tax expense	(252,617)	(226,395)
Net Income	$757,853	$679,186

The following is a reconciliation of net income (loss) per Chinese GAAP to net income per US GAAP for the six months ended June 30, 2013 and 2012:

	2013	2012
Net income per Chinese GAAP	$757,853	$679,186
Adjustments under US GAAP:
Revenue per sales-type lease	(7,210,036)	(7,134,477)
Cost of revenue	4,185,610	4,190,397
Loss from operation	(3,024,426)	(2,944,080)
Operating income (loss)	(69)	-
Interest income	3,678,975	3,703,026
Income before income tax	654,480	758,946
Deferred income tax expense	(175,912)	(193,443)
Net adjustment	478,568	565,503
Net income per US GAAP	$1,236,421	$1,244,689

The following is an unaudited balance sheet of Erdos TCH, prepared under PRC GAAP as of June 30, 2013 and December 31, 2012:

	2013	2012
Assets
Cash and equivalents	$11,851	$12,411
Other current assets	17,352,763	12,774,129
Property and equipment	46,073,830	46,558,041
Total Assets	$63,438,444	$59,344,581
Liabilities
Accounts payable	$113,697	$39,774
Other current liabilities	2,612,474	376,649
Long term loan	39,450,046	38,779,731
Total liabilities	42,176,217	39,196,154
Equity
Paid in capital	17,573,578	17,573,578
Statutory reserve	570,094	570,094
Other comprehensive income	2,109,907	1,753,959
Retained earnings	1,008,648	250,796
Total stockholders’ equity	21,262,227	20,148,427
Total liabilities and stockholders’ equity	$63,438,444	$59,344,581

12. DEFERRED TAX

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

As of June 30, 2013 and December 31, 2012, deferred tax liability consisted of the following:

	2013	2012
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$82,150	$48,453
Deferred tax asset — noncurrent (depreciation of fixed assets)	27,782,898	22,933,886
Deferred tax liability — noncurrent (net investment in sales-type leases)	(35,810,744)	(29,547,957)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,945,696)	$(6,565,618)
Deferred tax liability — current (net investment in sales-type leases)	$(2,682,262)	$(2,471,925)

13. INCOME TAX

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2013 and 2012 is 25%. Xi’an TCH’s effective income tax rate in 2012 until August was 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 15% rate expired in August 2012, and Xi’an TCH’s effective income tax rate became 25%. Huahong and Erdos TCH’s effective income tax rate for 2013 and 2012 was 25%.  Shanghai TCH, Xi’an TCH, Huahong, and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of June 30, 2013, had net operating loss (“NOL”) carry forwards for income taxes of $11.4 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2013, a total of $77.2 million, of our non-US subsidiaries’ accumulated undistributed earnings, has been indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $14.1 million would have been owed if such earnings were currently remitted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for six and three months ended June 30, 2013 and 2012, respectively:

	Six Months		Three Months
	2013	2012	2013	2012
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(9.9)%	(11.8)%	(9.5)%	(15.5)%
Effective tax holiday	-%	(9.4)%	-%	(12.5)%
Non tax-deductible expense	-%	0.3%	-%	11.0%
Effect of tax rate change on deferred tax items	6.3%	-%	11.5%	-%
Valuation allowance on US NOL	3.5%	8.1%	2.0%	8.1%
Tax per financial statements	33.9%	21.2%	38.0%	25.1%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in FV of conversion feature liability.

The provision for income taxes expense for the six and three months ended June 30, 2013 and 2012 consisted of the following:

	Six Months		Three Months
	2013	2012	2013	2012
Income tax expense – current	$2,307,055	$375,010	$1,698,403	$176,787
Income tax expense benefit - deferred	1,419,815	567,071	668,413	277,902
Total income tax expense	$3,726,870	$942,081	$2,366,816	$454,689

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of December 31, 2012, the entire outstanding trust loan was due within one year. The net loan payable under this trust plan was $31.9 million and $31.4 million (RMB 197,500,000) as of June 30, 2013 and December 31, 2012, respectively.

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

Bank Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.86 million (RMB 30,000,000) to Xi’an TCH for three years from April 6, 2010 to April 5, 2013. The loan had a floating interest rate that reset at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  The loan agreement contained standard representations, warranties and covenants, and was guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. The principal was paid in full at maturity.

Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.86 million (RMB 30,000,000) to Xi’an TCH for three years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $486,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of June 30, 2013, this loan had an outstanding balance of $1.94 million, which is to be repaid within one year.

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

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130,000,000) to Xi’an TCH for four years to November 27, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of June 30, 2013, this loan had outstanding balance of $14.57 million, of which, $6.47 million was to be repaid within one year and was classified as current liability, and $8.10 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.86 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 1, 2013. The monthly interest rate of the loan was 0.60133%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid the third party guarantee company $119,322 (RMB 750,000) as a re-guarantee service fee. This loan was repaid at maturity.

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.86 million (RMB 30,000,000) to Xi’an TCH for one year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee.

As of June 30, 2013, the future minimum repayment of all the bank loans to be made by years was as follows:

2014	$13,271,400
2015	6,473,854
2016	1,618,463
Total	$21,363,717

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the six months ended June 30, 2013 and 2012, $40,857 (RMB 255,000) and $40,429 (RMB 255,000) was amortized; and $20,550 and $20,215 was amortized for the three months ended June 30, 2013 and 2012, respectively. The unamortized portion was recorded as prepaid loan fees of $81,714 and $165,911 into current and non-current portions, respectively, as of June 30, 2013.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of June 30, 2013, the Company made repayments of $3,359,622 to Cinda Financial.

As of June 30, 2013, the future minimum payment to be made by years was as follows:

2014	$1,679,964
2015	1,679,964
2016	1,679,964

Total	5,039,892
Unamortized interest	(593,907)
Total long term payable	4,445,985
Current portion	1,367,192
Noncurrent portion	$3,078,793

15.  NOTE PAYABLE

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

The term of the Loans was for three years from the date of the first draw. The interest rate for the Loans is the PBOC three year loan base interest rate plus two percent (2%). If the Loans were not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH will pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH was to pledge the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH pledged its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH provided a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku was to provide his personal joint liability to Jingu for the Loans.

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

Xi’an TCH redeemed $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) on December 30, 2011 per the Supplemental Agreement described above. During the year ended December 31, 2012, the Company amortized $2,140,050 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of December 31, 2012, there was no derivative liability as the Company redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half at a future date, plus accrued interest at 18%. During the six and three months ended June 30, 2013, the Company recorded interest expense of $360,137 and $180,954 on the $3.76 million (the remaining RMB 25 million) of Cinda note at 18%. The repayment of the Cinda note for the remaining $3.76 million was, upon request from Cinda and per an oral agreement, extended from November 30, 2012 to a future date.

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

As of June 30, 2013 and December 31, 2012, the outstanding principal under China Cinda Note was $3.77 million with accrued interest of $0.18 million and $0.38 million, respectively.

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel vested but unexercised options for 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three years and have a life of 5 years. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

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

The options have a life of five years. The FV of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options is deemed to be independent of the others. Therefore, the fair value of the first tranche of options was fully expensed during fiscal year 2011; the second and third tranche of options were forfeited due to the non-achievement of established financial benchmarks.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	3,733,333	$1.36	1.09
Exercisable at January 1, 2013	3,733,333	$1.36	1.09
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	3,733,333	$1.36	0.59
Exercisable at June 30, 2013	3,733,333	$1.36	0.59

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors of the Company (the "Board") on August 4, 2008.

The Company recorded $0 and $112,814 compensation expense for stock options to employees during the six months ended June 30, 2013 and 2012, respectively.  For the three months ended June 30, 2013 and 2012, the Company recorded $0 and $87,030, respectively. There were no options exercised during the six and three months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	210,000	$2.60	2.05
Exercisable at January 1, 2013	210,000	$2.60	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	210,000	$2.60	1.55
Exercisable at June 30, 2013	210,000	$2.60	1.55

No options were exercised during the six and three months ended June 30, 2013 or 2012.

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

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	50,000	$1.50	1.75
Exercisable at January 1, 2013	50,000	$1.50	1.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	50,000	$1.50	1.25
Exercisable at June 30, 2013	50,000	$1.50	1.25

There were no warrants exercised during the six and three months ended June 30, 2013 or 2012.

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

18. CONTINGENCIES

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi'an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi'an TCH is for a three years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi'an TCH: (i) total accumulated sales in three years should be RMB 320 million ($50.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($ 9.0 million). In 2012, Xi'an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 million ($9.0 million) in 2012 under PRC GAAP. For the six months ended June 30, 2013, Xi’an TCH’s total sales were RMB 64.85 million ($10.39 million) under PRC GAAP. The probability of achieving total accumulated sales of RMB 320 million ($50.8 million) for the three years period was evaluated by the management. Based on management’s evaluation, Xi’an TCH had seven projects in operation with minimum monthly lease payments of RMB 10.5 million ($1.69 million) under PRC GAAP; as a result, management believes that achieving total accumulated sales target of RMB 320 million ($50.8 million) over a period of three years is probable and therefore recognized the subsidy income in 2012. Total subsidy income for 3 years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling and net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income. Xi’an TCH will return the funds to the authority if it does not meet the sales target.

19. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired March 4, 2012. The Company renewed the lease for two years until March 4, 2014, and it can be renewed with the monthly payment increasing by 8% after March 5, 2014. Currently, the monthly rental payment is $18,000. In March 2013 Xi’an TCH leased an office in Jinan for three years until March 22, 2016, with a monthly payment of $3,800. The rents will be increased at 5% each year. For the six months ended June 30, 2013 and 2012, the rental expense of Xi’an TCH was $148,100 and $100,507, respectively; for the three months ended June 30, 2013 and 2012, the rental expense was $93,566 and $50,250, respectively.

In November 2012, Sifang Holding renewed its office in Beijing for monthly rent of $1,900 expiring on December 18, 2013. Sifang was required to pay in advance for the first six months rent for $11,450 at the beginning of the lease. The lease will be automatically renewed when it expires.

Future minimum annual rental payments required under operating leases as of June 30, 2013 were as below (by year):

2014	$293,000
2015	311,000
2016	288,000
2017	305,000
2018	305,000
Total	$1,502,000

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

As of June 30, 2013, the two 3 MW BPRT systems were completed, and the Company paid $13.22 million for the remaining Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $5.50 million for the Shanxi Datong Coal Group Power Generation project. The Company expects to complete the project by the end of 2013.

Jilin Ferroalloys Power Generation Projects

 In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system, with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with the minimum service fee per month of $0.3 million (RMB 1.8 million). The actual generating capacity is based on an average of 7,200 and 5,760 electricity-generating hours per year for 7.5 MW and 3 MW systems, respectively, and $0.07 (RMB 0.42) per kilowatt hour (“kWh”) as settlement price. Xi’an TCH will be responsible for the systems operation and have the ownership of power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for constructing the Jitie project. The project was scheduled to be completed 12 months from construction commencement and will be done according to the model of Energy Management Contract” (EMC). Xi’an has paid $4.86 million and is committed to pay additional $4.86 million for the Jitie project, by the end of May 2014.

20. SUBSEQUENT EVENT

On July 19, 2013, Xi’an formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd” (“Zhonghong”) with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 24, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. ("Zhonghong"), a 90% owned subsidiary of the Company entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project (the "Project") with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli"), including a supplement agreement entered by the parties on July 26, 2013 (collectively, the "Agreements").

Pursuant to the Agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees.  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for 20 years.  The first 800 million watt hours generated by the Project will be charged at RMB 0.42 per kilowatt hour (excluding tax) and after the initial 800 million watt hours,  the energy saving fee will be RMB 0.20 per kilwatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli's, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in 12 months from the date the parties enter into a Technical Agreement. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be no less than 7,200 hours/year.

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project (the "Tianyu Project") with Jiangsu Tianyu Energy and Chemical Group Co., Ltd.("Tianyu") (the "Tianyu Agreement").

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ waste heat power generation systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in 14 months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also provided guarantee to purchase all the power generated by CDQ Waste Heat Power Generation system.

On August 3, 2013, 12 option holders sent exercise notices to the Company to cashless exercise their stock options granted on August 4, 2008 under the Company’s 2007 Non-Statutory Stock Option Plan (see note 16). The exercised option shares are for 2,650,000 shares and the Company plans on issuing 1,885,834 common stock shares to the option holders pursuant to the cashless exercise formula approved by its Compensation Committee.

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

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), and Xi’an TCH’s subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), in which 93% of the initial investment came from from Xi’an TCH, pursuant to a joint venture between Xi’an TCH and Erdos Metallurgy Co., Ltd. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. On June 15, 2013, Xi'an TCH and Erdos Metallurgy entered into a share transfer agreement; Erdos Metallurgy transferred its 7% share in Erdos TCH, to Xi'an TCH at cost, $1.29 million (RMB 8 million). Xi'an TCH paid this in July 2013 and became the 100% shareholder of Erdos TCH. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009.

As of June 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, three BMPG systems, one WHPG system of Zhongbao, and two BPRT systems of Shanxi Datong under sales-type leases.

Erdos TCH – Joint Venture

On April 14, 2009, the Company incorporated a joint venture (“JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos' metal refining plants to generate power and steam, which will then be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) with a term of 20 years, and initial registered capital of $2,635,000 (RMB 18,000,000). As of June 30, 2013, total registered capital was increased to $17.55 million (RMB 120 million). Prior to June 15, 2013, Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. With respect to profit distribution, Xi’an TCH and Erdos were to receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH had received the complete return of its investment. Xi’an TCH and Erdos were to then receive 60% and 40% of the profit from the JV, respectively. The profits to be distributed were to be computed based on Chinese generally accepted accounting principles. The principal difference between US GAAP and Chinese GAAP, with regards to the Erdos TCH project, is that a sales-type lease under US GAAP is treated as an operating lease under Chinese GAAP. When the term of the JV expires, Xi’an TCH was to transfer its equity in the JV to Erdos at no cost. On June 15, 2013, Xi'an TCH and Erdos Metallurgy entered into a share transfer agreement; Erdos Metallurgy transferred its 7% share in Erdos TCH, to Xi'an TCH at cost, $1.29 million (RMB 8 million). Xi'an TCH paid this in July 2013 and became the 100% shareholder of Erdos TCH In addition, Xi’an TCH is required to pay Erdos Metallurgy, accumulated profits from inception up to the transfer date in the amount of $227,901.  Since there were no material transactions from June 15, 2013 to June 30, 2013, Xian TCH and Erdos Metallurgy entered into profit allocation supplementary agreement to allocate profits to Erdos Metallurgy up to and for the period ended June 30, 2013.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW TRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is 30 years. During the lease term, Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement for the minimum service fee. The minimum service fee per month for the first five years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five years, $0.16 (RMB 1.0 million) for the following ten years and $0.15 million (RMB 0.9 million) for the last ten years. After 30 years, the units will be transferred to Shanxi Datong without charge.

As of June 30, 2013, the Company paid $13.22 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $5.50 million. The Company expects to complete the Datong project by the end of 2013.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (the “Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. Shenqiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

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

Jilin Ferroalloys Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $0.3 million (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for the construction of the Jitie project. The project is scheduled to be completed 12 months from construction commencement.

Waste Heat Power Generation Project

On June 25, 2013, the Company's subsidiary, Xi’an TCH, with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Co., Ltd (“Hongyuan Management”), with registered capital of RMB 10 million, to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project (See note 10). Xi’an TCH paid RMB 4 million ($0.65 million) and owns 40% of Hongyuan Management.

Zhonghong New Energy Technology Co., Ltd

On July 19, 2013, the Company formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd” (“Zhonghong”) with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of the Company. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder (Erdos Metallurgy sold all its ownership shares in Erdos TCH to Xi’an TCH on June 15, 2013).  Total sales and interest income for this non-controlling interest was $0.30 million and $3.68 million for the six months ended June 30, 2013, and $0.38 million and $3.70 million for the six months ended June 30, 2012; $0.1 million and $1.85 million for the three months ended June 30, 2013, and $0.28 million and $1.84 million for the corresponding 2012 period, respectively.

As of June 30, 2013, Xi’an TCH purchased Erdos Metallurgy’s interest in Erdos TCH, as a result Erdos Metallurgy is no longer a related party.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiary Xi’an TCH; and Erdos TCH, in which 93% of Erdos TCH’s investment was from Xi’an TCH (Erdos Metallurgy sold all its ownership shares in Erdos TCH to Xi’an TCH on June 15, 2013). Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
		% of Sales		% of Sales
Sales	$13,912,563	100%	$403,420	100%
Sales of systems	13,623,004	98%	-	-%
Contingent rental income	289,559	2%	403,420	100%
Cost of sales (“COS”)	10,501,936	75%	28,568	7%
Cost of systems	10,501,936	75%	28,568	7%
Gross profit	3,410,627	25%	374,852	93%
Interest income on sales-type lease	4,728,706	34%	4,713,727	1168%
Total operating income	8,139,333	59%	5,088,579	1261%
Total operating expenses	(684,114)	(5)%	(809,140)	(201)%
Income from operations	7,455,219	54%	4,279,439	1060%
Total non-operating expenses, net	(1,228,696)	(9)%	(2,470,624)	(612)%
Income before income tax	6,226,523	45%	1,808,815	448%
Income tax expense	2,366,816	17%	454,689	113%
Less: net income attributable to noncontrolling-interest	126,363	1%	130,004	32%
Net income attributable to China Recycling Energy Corp	$3,733,344	27%	$1,224,122	303%

SALES. Total sales, including system sales and contingent rental income, for the three months ended June 30, 2013 was $13.91 million while total sales for the comparable period of 2012 was $0.40 million, an increase of $13.51 million as a result of increases in the sales of systems. Of the total sales, sales of systems for the three months ended June 30, 2013 was $13.62 million, as compared to $0 million for the comparable period of 2012, an increase of $13.62 million. For the three months ended June 30, 2013, Shanxi Datong Phase I project - two 3MW BPRT power generation systems were completed and sold. In comparison, in the same period of 2012, none of the Company’s power generation system were completed and sold. For the three months ended June 30, 2013, the Company received contingent rental income of $0.29 million from the usage of electricity in addition to the minimum lease payments, compared to $0.40 million for the comparable period in 2012. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended June 30, 2013 was $10.50 million while our COS for the comparable period of 2012 was $28,568, an increase of $10.48 million. This increase was mainly due to the completion and sale of the Shanxi Datong Phase I project.

GROSS PROFIT. Gross profit was $3.41 million for the three months ended June 30, 2013 compared to $0.37 million for the comparable period of 2012, a blended gross margin of 25% and 93% for the comparable periods of 2013 and 2012, respectively, the decreased profit margin in the three months ended June 30, 2013 was mainly due to the low profit margin realized from the sale of Shangxi Datong Phase I project.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2013 was $4.73 million, a $0.02 million increase from $4.71 million for the comparable period of 2012. During the second quarter of 2013, interest income was derived from 12 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, two Shenqiu biomass power generation systems and Zhongbao WHPG system. The Company sold Shanxi Datong Phase I project - two 3MW BPRT power generation systems in June 2013 and started collecting payments in July. In comparison, during the second quarter of 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.68 million for the three months ended June 30, 2013 as compared to $0.81 million for the comparable period of 2012, a decrease of $0.13 million or 16%. This was mainly due to a decrease of $0.09 million expense for stock option compensation and $0.04 million for consulting and IR service.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three months ended June 30, 2013, net non-operating expense was $1.23 million compared to $2.47 million for the comparable period of 2012. For the three months ended June 30, 2013, we had $1.29 million interest expense on loans For the comparable period of 2012, we had $1.67 million interest expense on loans, $0.85 million interest expense arising from the conversion feature of the convertible note.

INCOME TAX EXPENSE. Income tax expense was $2.37 million for the three months ended June 30, 2013, an increase of $1.92 million from $0.45 million for the comparable period of 2012. The increase was mainly due to significantly increased taxable income, and the expiration of 15% preferential income tax rate of Xi’an TCH in August 2012, and subject to regular 25% income tax rate since then. The consolidated effective income tax rate for the three months ended June 30, 2013 and 2012 was 38.0% and 25.1%, respectively.

NET INCOME. Net income for the three months ended June 30, 2013 was $3.73 million compared to $1.22 million for the comparable period of 2012, an increase of $2.51 million. This increase in net income was mainly due to the increased sales, interest income on sales-type leases, and decreased non-operating expenses compared with the same period of 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
		% of Sales		% of Sales
Sales	$28,253,134	100%	$550,973	100%
Sales of systems	27,702,800	98%	-	-%
Contingent rental income	550,334	2%	550,973	100%
Cost of sales (“COS”)	21,402,848	76%	(42,951)	8%
Cost of systems	21,402,848	76%	(42,951)	8%
Gross profit	6,850,286	24%	508,022	93%
Interest income on sales-type lease	8,553,546	30%	9,527,977	1729%
Total operating income	15,403,832	54%	10,035,999	1822%
Total operating expenses	(1,766,560)	6%	(1,588,695)	289%
Income from operations	13,637,272	48%	8,447,304	1533%
Total non-operating expenses, net	(2,631,584)	(9)%	(4,009,598)	(728)%
Income before income tax	11,005,688	39%	4,437,706	805%
Income tax expense	3,726,870	13%	942,081	171%
Less: net income attributable to noncontrolling interest	247,284	1%	248,938	45%
Net income attributable to China Recycling Energy Corp	$7,031,534	25%	$3,246,687	589%

SALES. Net sales of systems for the six months ended June 30, 2013 were $28.25 million while our net sales for the same period of 2012 were $0.55 million, an increase of $27.70 million. The increase was primarily due to Shenqiu Phase II project and Shanxi Datong Phase I project being completed and sold in 2013. No power generation system being completed and sold in 2012, and only $0.55 million from contingent rental income during six months ended June 30, 2012, For the six months ended June 30, 2013, the Company received contingent rental income of $0.55 million from actual usage of the electricity in addition to the minimum lease payments, which is the same for the comparable period in 2012. For the sales-type lease, sales and COS are recorded at the time of leases; the interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the six months ended June 30, 2013 was $21.40 million while our COS for the comparable period of 2012 was $0.04 million, an increase of $21.36 million. This increase was mainly due to the completion and sales of Shenqiu Phase II project and Shanxi Datong Phase I project (two 3MW BPRT power generation systems).

GROSS PROFIT. Gross profit was $6.85 million for the six months ended June 30, 2013 compared to $0.51 million for the comparable period of 2012, a gross margin of 24% and 92% for the comparable period of 2013 and 2012, respectively. The decrease in gross profit was primarily due to the low profit margin realized from the sale of Shangxi Datong Phase I project.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2013 was $8.55 million, a $0.97 million decrease from $9.53 million for the comparable period of 2012. During the six months ended June 30, 2013, interest income was derived from 12 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, two Shenqiu biomass power generation systems and Zhongbao WHPG system. The Company sold Shanxi Datong Phase I project in June 2013 and started collecting payments in July. In comparison, during the six months ended June 30, 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.77 million for the six months ended June 30, 2013 compared to $1.59 million for the comparable period of 2012, an increase of $0.18 million or 11%. This was mainly due to an increase of $0.12 million salary expense, and an increase of $0.08 million rental and office expenses, but partially offset by decreased stock option expense, and consulting and IR service.

  NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non-sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the six months ended June 30, 2013, net non-operating expense was $2.63 million compared to $4.01 million for the comparable period of 2012. In the six months ended June 30, 2013 we had $2.79 million interest expense on loans. In the six months ended June 30, 2012, we had $3.45 million interest expense on loans and $1.67 million interest expense arising from the BCF of the convertible note, but offset by $1.13 million from changes in fair value of BCF of the convertible note.

INCOME TAX EXPENSE. Income tax expense was $3.73 million for the six months ended June 30, 2013, an increase of $2.79 million from $0.94 million for the comparable period of 2012. The increase was mainly due to significantly increased taxable income, and the expiration of 15% preferential income tax rate of Xi’an TCH in August 2012, and subject to regular 25% income tax rate since then. The consolidated effective income tax rate for the six months ended June 30, 2013 and 2012 was 33.9% and 21.2%, respectively.

NET INCOME. Our net income for the six months ended June 30, 2013 was $7.03 million compared to $3.25 million for the comparable period of 2012, an increase of $3.78 million. This increase in net income was mainly due to two projects being completed and sold in 2013 compared with no systems sold in the comparable period of 2012.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2013 and 2012

As of June 30, 2013, the Company had cash and equivalents of $32.63 million, other current assets of $14.80 million, current liabilities of $62.53 million, a working capital deficit of $(15.10) million, and a debt-to-equity ratio of 0.50:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(8,130,208)	$28,752,483
Investing Activities	1,201,440	(680,019)
Financing Activities	(6,085,472)	(1,224,184)

Net cash used in operating activities was $8.13 million during the six months ended June 30, 2013, compared to $28.75 million provided by operating activities in the comparable period of 2012. The decrease in net cash inflow was mainly from increases in sales type lease receivables from the sale of Shenqiu Phase II system and Shanxi Datong Phase I systems; however, this decrease was partially offset by the increased net income. The Shenqiu Phase II project commenced construction in October 2012 and was completed at the end of the first quarter of 2013; Shanxi Datong Phase I project (two 3MW BPRT power generation systems) commenced in February 2011 and was completed at June 2013, which resulted in cash inflow of $10.0 million from construction in progress in 2013, but was partially offset by payments of $4.81 million for construction related to the Shanxi Datong Coal Group Power Generation Phase II and Jitie Projects. The construction was considered an operating activity due to the similar nature of producing inventory for sale.

Net cash provided by investing activities was $1.20 million for the six months ended June 30, 2013, compared to $0.68 million outflow in the comparable period of 2012. The increase of net cash provided by investing activities was mainly due to, the release of $1.86 million from restricted cash but partially offset with the new investment of $0.64 million in forming a fund management company. In the comparable period of 2012, the cash outflow was due to the deposit of $0.68 million into a bank as restricted cash.

On June 25, 2013, the Company's subsidiary, Xi’an TCH, with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Co., Ltd (“Hongyuan Management”), with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project (See note 10). Xi’an TCH paid RMB 4 million ($0.65 million) and owns 40% of Hongyuan Huifu.

Net cash used in financing activities was $6.09 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $1.22 million for the comparable period of 2012. The cash outflow in the six months ended June 30, 2013 included $9.45 million repayment of bank loans and $0.80 million increased notes receivable, which was partially offset by the $4.80 million proceeds from bank loans. In comparison, for the comparable period of 2012, we had $4.76 million proceeds from a bank loan, which was offset by the repayment of a bank loan of $1.90 million and $3.42 million repayment to related parties.

We believe we have sufficient cash to continue our current business through 2013 due to recurring receipts from sales-type leases in place. As of June 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, three BMPG systems, one WHPG system of Zhongbao, and two BPRT system of Shanxi Datong to generate net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2013.

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

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. In the event that the FIE’s statutory accounts are insufficient to satisfy this requirement, the FIE’s shareholders are required to contribute capital required to satisfy the registered capital requirement. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	June 30, 2013	December 31, 2012
Unrestricted retained earnings	$43,307,411	$37,107,107
Restricted retained earnings (surplus reserve fund)	8,597,232	7,766,002
Retained earnings (including surplus reserve fund)	$51,904,643	$44,873,109

Contractual Obligations

Company’s contractual obligations as of June 30, 2013 are as follows:

Contractual Obligation*	1 year or less	More than 1 year	See Note (for details)
Bank loans payable	$13,271,400	$8,092,317	14
Trust loans payable	31,964,653	-	14
Cinda note payable	3,766,694	-	15
Long term payable	1,367,192	3,078,793	14
Total	$50,369,939	$11,171,110

*does not includes interest

Starting from July 2013, the Company started collecting payments from a second Shanxi Datong BPRT system, which was completed and sold in June 2013, and, by the end of 2013, the other two systems under Shanxi Datong project are expected to be put into operation and generate additional revenue for the Company.

The Company believes that it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to get loans and, otherwise, achieve our financing objectives due to the Chinese government's support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short term loans.

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

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

As of June 30, 2013, the two 3 MW BPRT systems were completed, and the Company paid $13.22 million for the remaining Shanxi Datong Coal Group Power Generation project. The Company is committed to pay an additional $5.50 million for completion of the entire Shanxi Datong Coal Group Power Generation project. The Company expects to complete the project by the end of 2013.

Jilin Ferroalloys Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system, with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $0.3 million (RMB 1.8 million). The actual generating capacity is based on an average of 7,200 and 5,760 electricity-generating hours per year for 7.5 MW and 3 MW systems, respectively, and $0.07 (RMB 0.42) per kilowatt hour (“kWh”) as the settlement price. Xi’an TCH will be responsible for the systems' operation and will have ownership of the power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for the construction of Jitie projects. The project was scheduled to be completed 12 months from construction commencement and will be done in the model of Energy Management Contract” (EMC). Xi’an has paid $4.86 million and is committed to pay additional $4.86 million for Jitie project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2012 as supplemented by the risk factors set forth in our Quarterly Report of Form 10-Q for fiscal quarter ended March 31, 2013. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and our first quarter Form 10-Q. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: August 14, 2013	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: August 14, 2013	/s/ David Chong
David Chong
Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

-38-