Form 10-Q
period 2013-09-30
CHINA RECYCLING ENERGY CORP
filed 2013-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 7, 2013 was 60,904,797.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Nine Months Ended September 30, 2013 and September 30, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2013 and September 30, 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$34,860,204	$45,004,304
Restricted cash	3,334,418	2,725,002
Accounts receivable	112,619	81,819
Current portion of investment in sales type leases, net	10,425,585	10,389,028
Interest receivable on sales type leases	782,743	912,467
Prepaid expenses	1,363,307	49,581
Other receivables	1,711,784	121,109
Notes receivable	650,618	-
Advance to related party	-	440,987
Prepaid interest on trust loans	834,418	816,164
Prepaid loan fees - current	82,954	81,139

Total current assets	54,158,650	60,621,600

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	145,169	202,848
Investment in sales type leases, net	162,661,260	118,021,435
Long term investment	567,664	-
Long term deposit	345,641	388,508
Property and equipment, net	56,139	68,305
Construction in progress	78,563,009	22,993,905

Total non-current assets	242,338,882	141,675,001

TOTAL ASSETS	$296,497,532	$202,296,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$768,734	$239,722
Notes payable - bank acceptances	5,367,599	3,659,216
Taxes payable	1,997,869	1,372,535
Accrued liabilities and other payables	1,199,762	1,534,829
Deferred tax liability	2,574,083	2,471,925
Due to related parties	4,084,277	-
Bank loans payable - current	12,361,744	13,523,188
Trust loans payable	32,124,268	31,421,526
Interest payable on trust loans	3,593,734	317,962
Cinda note payable	-	3,766,694
Accrued interest on Cinda note	-	383,929
Current portion of long term payable	1,401,276	1,292,185

Total current liabilities	65,473,346	59,983,711

NONCURRENT LIABILITIES
Deferred tax liability, net	9,196,399	6,565,618
Refundable deposit from customers for systems leasing	1,154,847	588,656
Shares to be issued	16,481,108	-
Long term payable	2,729,662	3,711,658
Bank loans payable	6,506,181	12,091,321
Entrusted loan payable	62,134,027	-

Total noncurrent liabilities	98,202,224	22,957,253

Total liabilities	163,675,570	82,940,964

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,136,673 and 50,224,350 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	52,137	50,225
Additional paid in capital	61,455,925	58,501,642
Statutory reserve	9,167,710	7,766,002
Accumulated other comprehensive income	14,863,330	11,554,225
Retained earnings	46,904,131	37,107,107

Total Company stockholders' equity	132,443,233	114,979,201

Noncontrolling interest	378,729	4,376,436

Total equity	132,821,962	119,355,637

TOTAL LIABILITIES AND EQUITY	$296,497,532	$202,296,601

CHINA RECYCLING ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenue
Sales of systems	$49,092,120	$-	$21,389,320	$-
Contingent rental income	899,582	1,027,180	349,248	476,207

Total revenue	49,991,702	1,027,180	21,738,568	476,207

Cost of sales
Cost of systems	37,882,123	75,456	16,479,275	32,505

Total cost of sales	37,882,123	75,456	16,479,275	32,505

Gross profit	12,109,579	951,724	5,259,293	443,702

Interest income on sales-type leases	13,758,083	14,114,986	5,204,537	4,587,009

Total operating income	25,867,662	15,066,710	10,463,830	5,030,711

Operating expenses
General and administrative	2,700,589	2,213,647	934,029	624,952
Loss on project termination	-	2,966,849	-	2,966,849
Total operating expenses	2,700,589	5,180,496	934,029	3,591,801

Income from operations	23,167,073	9,886,214	9,529,801	1,438,910

Non-operating income (expenses)
Interest income	185,511	130,893	32,279	58,582
Interest expense	(4,498,766)	(7,282,044)	(1,711,077)	(2,166,497)
Changes in fair value of conversion feature liability	-	1,127,400	-	-
Other income (expenses)	(1,843,018)	17,338	(1,845,891)	111,100

Total non-operating expenses, net	(6,156,273)	(6,006,413)	(3,524,689)	(1,996,815)

Income (loss) before income tax	17,010,800	3,879,801	6,005,112	(557,905)
Income tax expense	5,363,136	2,425,970	1,636,266	1,483,889

Income (loss) before noncontrolling interest	11,647,664	1,453,831	4,368,846	(2,041,794)

Less: Income (loss) attributable to noncontrolling interest	222,348	(387,625)	(24,936)	(636,563)

Net income (loss) attributable to China Recycling Energy Corp	11,425,316	1,841,456	4,393,782	(1,405,231)

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	3,309,105	(756,886)	948,570	(294,160)
Foreign currency translation gain (loss) attributable to noncontrolling interest	79,263	(27,310)	1,110	(9,354)

Comprehensive income (loss) attributable to China Recycling Energy Corp	$14,734,421	$1,084,570	$5,342,352	$(1,699,391)

Comprehensive income (loss) attributable to noncontrolling interest	$301,611	$(414,935)	$(23,826)	$(645,917)

Basic weighted average shares outstanding	51,472,254	46,665,956	53,927,370	47,045,002
Diluted weighted average shares outstanding **	52,179,389	51,111,582	54,942,648	50,834,592

Basic earnings (loss) per share	$0.22	$0.04	$0.08	$(0.03)
Diluted earnings (loss) per share *	$0.22	$0.04	$0.08	$(0.03)

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

** For the purpose of calculating diluted earnings per share, the dilutive securities were excluded due to anti-dilution for the three months ended September 30, 2012.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$11,647,664	$1,453,831
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	(49,092,120)	-
Shares to be issued - system cost	16,481,108	-
Loss on project termination	-	2,966,849
Depreciation and amortization	34,983	38,585
Amortization of prepaid loan fees	61,549	60,551
Amortization of discount related to conversion feature of convertible note	-	1,750,950
Changes in fair value of conversion feature liability	-	(1,127,400)
Stock options and warrants expenses	-	200,800
Changes in deferred tax	2,503,693	1,574,393
Changes in assets and liabilities:
Interest receivable on sales type leases	148,522	1,712,041
Collection of principal on sales type leases	7,735,644	6,281,461
Prepaid expenses	(1,298,550)	61,266
Accounts receivable	(28,660)	18,908,380
Other receivables	(1,032,584)	367,387
Construction in progress	(54,464,836)	13,413,237
Accounts payable	2,127,152	(1,322,419)
Taxes payable	588,265	(2,230,106)
Interest payable	3,233,632	3,221,545
Accrued liabilities and other payables	(355,792)	179,804
Accrued interest on convertible notes	(383,929)	33,366
Long term refundable deposit from customer	547,099	-

Net cash provided by (used in) operating activities	(61,547,160)	47,544,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	(542,593)	(1,682,444)
Acquisition of property & equipment	(21,437)	(262)
Increased investment in subsidiary	(1,287,291)	-
Distribution to acquire noncontrolling interest	(226,585)	-
Long term investment	(12,629,936)	-

Net cash used in investing activities	(14,707,842)	(1,682,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable - bank acceptances	(643,646)	82,318
Proceeds from loans	78,363,853	1,741,333
Repayment of loans	(15,835,050)	(1,899,636)
Long term payable	(974,262)	(882,626)
Contribution from noncontroling interest	400,669	-
Advance to related party	-	(479,460)
Advance from related party	4,000,257	(2,933,597)

Net cash provided by (used in) financing activities	65,311,821	(4,371,668)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	799,081	(275,084)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(10,144,100)	41,215,063
CASH & EQUIVALENTS, BEGINNING OF PERIOD	45,004,304	14,949,253

CASH & EQUIVALENTS, END OF PERIOD	$34,860,204	$56,164,316

Supplemental Cash flow data:
Income tax paid	$2,712,123	$3,041,376
Interest paid	$6,777,997	$2,877,598

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debt into common shares	$-	$3,000,000

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos had contributed 7% of the total investment of the project, and Xi’an TCH had contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost. On June 15, 2013, Xi'an TCH and Erdos Metallurgy entered into a share transfer agreement. Pursuant to the share transfer agreement, Erdos transferred and sold its 7% ownership interest in Erdos TCH, to Xi'an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as noted below. Xi'an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to the transfer date.  For convenience of reporting, June 30, 2013 was designated as the ownership transfer date.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos.

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.5 million (RMB 22.5 million). On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold to Xi’an TCH a set of 12MW biomass power generation systems. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH leased the set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.08 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH leased the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

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

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $0.3 million (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for the construction of Jitie projects. The project is scheduled to be completed 12 months from construction commencement.

On June 25, 2013, the Company's subsidiary, Xi’an TCH, with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (“Fund Management Company”), with registered capital of $1.63 million (RMB 10 million), to manage a Beijing Hongyuan Recycling Energy Investment Center, LLP fund (“HYREF Fund”) that will be used for financing coke dry quenching (“CDQ”) waste heat power generation projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively.

On July 18, 2013, HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the Fund Management Company serves as the Fund's general partner. The Fund Management Company made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. An initial amount of RMB 460 million ($75 million) for HYREF Fund has been fully subscribed by all partners. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the Fund and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner and (3) the Company's wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund's partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. The total size of the HYREF Fund is RMB 460 million (approximately $76.66 million), which was formed for the purpose of investing in Xi'an Zhonghong New Energy Technology Co., Ltd., a 90% subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. ("Tianyu") and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli").

On July 19, 2013, Xi’an TCH formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd” (“Zhonghong”) with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli"). A supplement agreement was entered by the parties on July 26, 2013. Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees. Zhonghong will contract the operation of the system to a third party contractor that is mutually agreed to by Chengli. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli's, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in 12 months from the date the parties enter into a Technical Agreement. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction ) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin"). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the "Tianyu Agreement") for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd ("Tianyu").

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ waste heat power generation systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an") and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu").  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in 14 months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also provided guarantee to purchase all the power generated by CDQ Waste Heat Power Generation system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin"). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for theXuzhou Tian'an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

On September 5, 2013, Xi'an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the "Transfer Agreement")with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (the "Seller"), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi'an TCH of a set of 12 MW biomass power generation systems with completion of system transformation from the Seller. As consideration for the biomass power generation systems, Xi'an TCH agreed to pay the Seller RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to the Seller on October 29, 2013.

On September 5, 2013, Xi'an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller. Under the Lease Agreement, Xi'an TCH will lease this same set of 12 MW biomass power generation system to the seller, and combine this lease with the lease for the 12,000 KW biomass power generation station of Pucheng Phase I project, under a single lease to the Seller for RMB 3.8 million (approximately $0.63 million) per month; the term for the combined lease is from September 2013 to June 2025, and the lease agreement for the 12,000 KW station from Pucheng Phase I project ended with the execution of this Lease Agreement starting from September 1, 2013. The ownership of two 12 MW BMPG systems will be transferred to the Seller at no additional charge at the expiration of the lease term.

As of September 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, four BMPG systems, one WHPG system of Zhongbao, and two BPRT system of Shanxi Datong are under sales-type leases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2012 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s subsidiary Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH as of June 15, 2013 (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects (“WEPGP”) to our customers. The Company usually transfers ownership of the WEPGP projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company finances construction of WEPGP.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (lessor) and the customer (lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of September 30, 2013 and December 31, 2012, the Company had accounts receivable of $112,619 and $81,819 respectively, from contingent rental income.

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

Building	20 years
Vehicles	2 - 5 years
Office and Other Equipment	2 - 5 years
Software	2 - 3 years

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2013 and December 31, 2012.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debts, the carrying amounts approximate their fair values ("FV") due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of September 30, 2013, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $6.51 million, (ii) a long term payable for a sale-leaseback transaction of $2.73 million, (iii) entrusted loan of $74.33 million. As of December 31, 2012, the Company’s long term debt obligations consisted of the following: (i) bank loans payable of $12.09 million, (ii) a long term payable for a sale-leaseback transaction of $3.71 million.

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

Bank Loans Payables of $6.51 Million (noncurrent portion)

As of September 30, 2013, the Company had a loan with a Chinese commercial bank with a term of four years. The loan was for the subsidiary’s (Xi’an TCH’s) energy saving and emission reduction projects and had a floating interest rate that reset at the beginning of each quarter and is currently at 115%, of the national base interest rate for the same term and same level loan. The loan was guaranteed by Xi’an TCH (along with a pledge of its accounts receivables) and by certain executive officers of the Company, and a pledge of certain BMPG (Biomass Power Generation) systems. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

Sale-Leaseback Transaction of $2.73 Million (Long Term Payable)

The Company recorded the sale-lease back transaction at FV, which is the present value of the total future cash outflow including principal and interest payments.

Entrusted loan payable of $74.33 million

The newly established HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB 460 million ($75 million) invested in Xi'an Zhonghong for Zhonghong’s construction of 3 new coke dry quenching (CDQ) waste heat power generation projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.3 million) as a debt investment; in return for such investments, the HYREF Fund will receive interest payment from Zhonghong for the HYREF Fund's debt investment. The RMB 457 million was released to Zhonghong through an entrusted intermediary bank, which will also be the supervising bank for the use of the funds by Zhonghong. The entrusted bank will charge 0.1% of loan as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ waste heat power generation systems, and the equity ownership of Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Company’s CEO. Zhonghong shall also maintain certain capital level in its account with the Bank to make sure it has sufficient funds to make interest payments when they are due:

•	During the first three years from the first release of the loan, the balance in its account shall be no less than RMB 7.14 million ($1.19 million) on the 20th day of the 2nd month of each quarter and no less than RMB 14.28 million ($2.38 million) on the 14th day of the last month of each quarter;

•	During the fourth year from the first release of the loan, the balance in its account shall be no less than RMB 1.92 million ($0.32 million) on the 20th day of the 2nd month of each quarter and no less than RMB 3.85 million ($0.64 million) on the 14th day of the last month of each quarter;

•	During the fifth year from the first release of the loan, the balance in its account shall be no less than RMB 96,300 ($16,050) on the 20th day of the 2nd month of each quarter and no less than RMB 192,500 ($32,080) on the 14th day of the last month of each quarter.

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. For the nine months ended September 30, 2013, the Company recorded interest expense of $309,400 on this loan. As of September 30, 2013, the entrusted loan payable had $74.33 million outstanding balance, of which, $12.2 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.2 million with the long-term investment to the Fund by Xi’an TCH.

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

As of September 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $2.73 million described above.

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

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2013 and 2012:

	Nine Months Ended		Three Months Ended
	2013	2012	2013	2012
Net income (loss) for common shares	$11,425,136	$1,841,456	$4,393,782	$(1,405,231)
Interest expense on convertible notes*	-	684,035	-	181,548
Net income (loss) for diluted shares	$11,425,136	$2,525,491	$4,393,782	$(1,223,683)

Weighted average shares outstanding – basic	51,472,254	46,665,956	53,927,370	47,045,002
Effect of dilutive securities:
Convertible notes		3,558,394		3,179,348
Options	707,135	887,232	1,015,278	610,242

Warrants	-	-	-	-

Weighted average shares outstanding – diluted	52,179,389	51,111,582	54,942,648	50,834,592
Earnings (loss) per share – basic	$0.22	$0.04	$0.08	$(0.03)
Earnings (loss) per share – diluted **	$0.22	$0.04	$0.08	$(0.03)

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

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT systems to Zhangzhi with terms of 13 years; and leased CHPG systems to Tong Chuan, Shengwei, and Jing Yang Shengwei respectively for 5 years, BMPG systems to Pucheng Phase I and II for 15 and 10 years respectively, BMPG systems to Shenqiu Phase I for 11 years, Shenqiu Phase II for 9.5 years, a power and steam generating system from waste heat from metal refining to Erdos (five projects) for 20 years, WHPG system of Zhongbao for nine (9) years, and Datong two BPRT systems for 30 years. The components of the net investment in sales-type leases as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Total future minimum lease payments receivable	$487,405,870	$380,608,263
Less: executory cost	(124,038,565)	(113,529,216)
Less: unearned interest income	(190,280,460)	(138,668,584)
Net investment in sales - type leases	173,086,845	128,410,463
Current portion	10,425,585	10,389,028
Noncurrent portion	$162,661,260	$118,021,435

As of September 30, 2013, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$41,577,205
2015	35,821,007
2016	35,821,007
2017	35,821,007
2018	35,774,982
Thereafter	302,590,662
Total	$487,405,870

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of September 30, 2013 and December 31, 2012 was $3,334,418 and $2,725,002 (of which, $954,578 was deposited as a principal-guaranteed financial investment product with a term of six months at December 31, 2012), respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for supplies, office rental and decorations, insurance and consulting fees for the Company’s RMB 460 million ($75 million) funding project. Before the Fund releases the money to Zhonghong, Xi'an TCH shall pay 2% of the funds raised, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had prepaid consulting expense for the Fund of $1.25 million as of September 30, 2013.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of September 30, 2013, the Company had construction in progress of $78.56 million, including $15.89 million for the Shanxi Datong Coal Group outstanding one 15MW WGPG and two 1MW steam power generation projects; $6.43 million for Jitie project; $16.54 million for Xuzhou Huayu project, $16.54 for Xuzhou Tian’an project and $23.16 million for Shandong Boxing project. As of December 31, 2012, the Company had construction in progress of $19.27 million for the Shanxi Datong Coal Group two 3 MW BPRT systems and $3.72 million for the Shenqiu Project Phase II. Shenqiu Project Phase II was completed at the end of March 2013. The two 3 MW BPRT systems of Shanxi Datong project were completed and sold in the second quarter of 2013. As of September 30, 2013, the Company was committed to pay an additional $4.48 million for the Shanxi Datong Coal Group Power Generation project, $3.29 million for Jitie project, $16.0 million for Xuzhou Huayu project, $16.0 million for Xuzhou Tian’an project, and $9.37 million for Shandong Boxing project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Income	$1,244,548	$689,532
Business	317,551	257,378
VAT arising from transfer WGPG to Shenmu	390,371	381,832
Other	45,399	43,793
	$1,997,869	$1,372,535

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Employee training, labor union expenditure and social insurance	$380,852	$372,521
Consulting, auditing, and legal expenses	176,233	618,957
Accrued payroll and welfare	316,217	291,310
Accrued system maintenance expense	48,796	47,729
Other	277,664	204,312
Total	$1,199,762	$1,534,829

9.  RELATED PARTY TRANSACTIONS

As of September 30, 2013, payments due to related parties totaled $4,084,277, including a $4,043,591 advance from the Company’s CEO which was repaid, in full, in October 2013; and $40,686 in advances from the Company’s management, which bore no interest, and are payable on demand.

As of December 31, 2012, advances to related parties totaled $440,987, including $481,863 to Erdos Metallurgy (the minority shareholder of Erdos TCH), as a receivable for maintenance fee and tax expense, net of a $40,876 in advances from the Company’s management, which bore no interest, and were payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder (Erdos Metallurgy sold all its ownership shares in Erdos TCH to Xi’an TCH on June 15, 2013).  In June 2013, Xi'an TCH purchased Erdos Metallurgy’s minority interest in Erdos TCH; as a result, Erdos Metallurgy is no longer a related party (See note 1).

10. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“HHVC”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity Method. No equity based investment income (loss) was recorded during the quarter ended September 30, 2013. Xi’an TCH paid $1.61 million one-time commission (recorded as other expense) to the Fund Management Company for initiating and completion of the Fund financing for the Company.

On July 18, 2013, Beijing Hongyuan Recycling Energy Investment Center, LLP (“Investment Center” or the "Fund") was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the Fund has a general partner, Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the "Fund Management Company"), which made an initial capital contribution of RMB 5 million ($0.83 million) to the Fund. The Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the Fund and is a preferred limited partner, (2) Hongyuan Huifu Venture Capital Co. Ltd. ("HHVC"), which made an initial capital contribution of RMB 100 million ($16.67 million) to the Fund and is an ordinary limited partner and (3) the Company's wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the Fund and is a secondary limited partner. The term of the Fund's partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. Unless approved by the general partner (the Fund Management Company) otherwise, upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the Fund is RMB 460 million ($75.0 million), and the purpose of the Fund is to invest in Zhonghong for constructing 3 new CDQ waste heat power generation projects. Xi’an TCH owns 16.3% of the fund. The Company accounted for this investment using the Cost Method. The Company netted off the investment of RMB 75 million by Xi’an TCH with the entrusted loan payable of the fund by Xi’an TCH.

11. NONCONTROLLING INTEREST

“Non-controlling interest” was a 7% equity interest of Erdos TCH owned by Erdos Metallurgy Co., Ltd.  According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos would receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos would then receive 60% and 40% of the profit from the JV, respectively. Total sales and interest income for this non-controlling interest was $0.30 million and $3.68 million for the period from January 1, 2013 to June 15, 2013.

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an will pay Erdos Metallurgy $1.29 million (RMB 8 million) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH will distribute 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy. For convenience of reporting, June 30, 2013 was designated as the ownership transfer date.  In July 2013, Xi’an paid $1.29 million (RMB 8 million) to Erdos Metallurgy, and in August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) in the amount of $226,000 to Erdos Metallurgy.

On July 15, 2013, Xi’an TCH with Hongyuan Investment Center jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong while Investment Center owns 10% of Zhonghong as noncontrolling interest of Zhonghong.

In addition, the Investment Center was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company as described in Note 10, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 10, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate noncontrolling interest of Investment Center in Zhonghong became 8.3%.

12. DEFERRED TAX

Deferred tax asset resulted from accrued maintenance cost on power generation systems that can be deducted for tax purposes in the future, and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of September 30, 2013 and December 31, 2012, deferred tax liability consisted of the following:

	2013	2012
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$82,561	$48,453
Deferred tax asset — noncurrent (depreciation of fixed assets)	31,456,576	22,933,886
Deferred tax liability — noncurrent (net investment in sales-type leases)	(40,735,536)	(29,547,957)
Deferred tax liability, net of deferred tax asset – noncurrent	$(9,196,399)	$(6,565,618)
Deferred tax liability — current (net investment in sales-type leases)	$(2,574,083)	$(2,471,925)

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

The Company is taxed in the U.S. and, as of September 30, 2013, had net operating loss (“NOL”) carry forwards for income taxes of $11.5 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for nine and three months ended September 30, 2013 and 2012, respectively:

	Nine Months		Three Months
	2013	2012	2013	2012
U.S. statutory tax (benefit) rate	34.0%	34.0%	34.0%	(34.0)%
Tax rate difference	(9.7)%	(14.6)%	(9.2)%	(7.1)%
Effective tax holiday	-	(17.3)%	-	(45.3)%
Non tax-deductible expense	-	5.5%	-	35.6%
Effect of tax rate change on deferred tax items	4.2%	-	0.4%	-
Valuation allowance on PRC NOL	0.5%	39.3%	1.3%	273.1%
Valuation allowance on US NOL	2.5%	15.6%	0.7%	43.7%
Tax per financial statements	31.5%	62.5%	27.2%	266.0%

Non-tax deductible expenses represented permanent non-tax deductible interest expense resulting from an amortization of a beneficial conversion feature for a convertible note and changes in FV of conversion feature liability.

The provision for income taxes expense for the nine and three months ended September 30, 2013 and 2012 consisted of the following:

	Nine Months		Three Months
	2013	2012	2013	2012
Income tax expense - current	$2,859,443	$851,577	$552,388	$476,567
Income tax expense - deferred	2,503,693	1,574,393	1,083,878	1,007,322
Total income tax expense	$5,363,136	$2,425,970	$1,636,266	$1,483,889

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

The Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, of which, 13,750,000 B1 units ($2.0 million) were purchased by the management of Erdos TCH; 1,600,000 ($235,600) A1 units and 46,250,000 B2 units ($7.4 million) were purchased by Xi’an TCH, the amount was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. Portion of category A units (RMB 35,250,000) were due and paid in full on December 3, 2011, of which, RMB 1,600,000 was purchased by Xi’an TCH. As of December 31, 2012, the entire outstanding trust loan was due within one year. The net loan payable under this trust plan was $32.1 million and $31.4 million (RMB 197,500,000) as of September 30, 2013 and December 31, 2012, respectively.

In addition to the above, under the Loan Agreement, Erdos TCH must pay a management incentive benefit to Beijing Trust upon maturity of the category A3 and category B trust units in December 2013 if the ratio of Erdos TCH’s profit to its registered capital exceeds a base amount. If this criterion is met, the amount of the management incentive benefit is calculated based on a formula tied to Erdos TCH’s net profit and the average registered capital for 2012 fiscal year. Under this formula the management incentive benefit could range between 0% and 100% of the net profit of Erdos TCH in 2012. For the year ended December 31, 2012, Erdos TCH incurred a net loss under both PRC GAAP and US GAAP.

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

Entrusted Loan Payable

The newly established Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB 460 million ($75.0 million) invests in Xi'an Zhonghong for Zhonghong’s 3 new coke dry quenching (CDQ) waste heat power generation projects. The Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment; in return for such investments, the Fund will receive an interest payment from Zhonghong for the Fund's debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan shall be deposited to a bank account at the Supervising Bank (the Industrial Bank Xi'an Branch) and will be jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong shall be opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ waste heat power generation systems, and the equity ownership of Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Company’s CEO.

Zhonghong shall also maintain certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

•	During the first three years from the first release of the loan, the balance in its account shall be no less than RMB 7.14 million ($1.19 million) on the 20th day of the 2nd month of each quarter and no less than RMB 14.28 million ($2.38 million) on the 14th day of the last month of each quarter;

•	During the fourth year from the first release of the loan, the balance in its account shall be no less than RMB 1.92 million ($0.32 million) on the 20th day of the 2nd month of each quarter and no less than RMB 3.85 million ($0.64 million) on the 14th day of the last month of each quarter; and

•	During the fifth year from the first release of the loan, the balance in its account shall be no less than RMB 96,300 ($16,050) on the 20th day of the 2nd month of each quarter and no less than RMB 192,500 ($32,080) on the 14th day of the last month of each quarter.

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. For the nine months ended September 30, 2013, the Company recorded interest expense of $309,400 on this loan. As of September 30, 2013, the entrusted loan payable had an outstanding balance of $74.33 million, of which, $12.2 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.2 million with the long-term investment to the Fund made by Xi’an TCH.

Bank Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Lender”) for a loan designed for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.88 million (RMB 30 million ) to Xi’an TCH for three years from April 6, 2010 to April 5, 2013. The loan had a floating interest rate that reset at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  The loan agreement contained standard representations, warranties and covenants, and was guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. The principal was paid in full at maturity.

Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $4.88 million (RMB 30 million) to Xi’an TCH for three years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB 3.0 million). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of September 30, 2013, this loan had an outstanding balance of $0.98 million, which is to be repaid within one year.

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

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four years to November 27, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,62 million (RMB 10 million). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of September 30, 2013, this loan had outstanding balance of $13.01 million, of which, $6.51 million was to be repaid within one year and was classified as current liability, and $6.51 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30 million) to Xi’an TCH for one year with maturity on March 1, 2013. The monthly interest rate of the loan was 0.60133%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid the third party guarantee company $119,322 (RMB 750,000) as a re-guarantee service fee. This loan was repaid at maturity.

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30 million) to Xi’an TCH for one year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee.

As of September 30, 2013, the future minimum repayment of all the bank loans to be made by years was as follows:

2014	$12,361,744
2015	6,506, 181
Total	$18,867,925

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.55million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the nine months ended September 30, 2013 and 2012, $61,549 (RMB 382,500) and $60,551 (RMB 382,500) was amortized; and $20,692 and $20,122 was amortized for the three months ended September 30, 2013 and 2012, respectively. The unamortized portion was recorded as prepaid loan fees of $82,954 and $145,169 into current and non-current portions, respectively, as of September 30, 2013.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to September 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of September 30, 2013, the Company made repayments of $3,798,487 to Cinda Financial.

As of September 30, 2013, the future minimum payment to be made by years was as follows:

2014	$1,688,353
2015	1,688,353
2016	1,262,468
Total	4,639,174
Unamortized interest	(508,236)
Total long term payable	4,130,938
Current portion	1,401,276
Noncurrent portion	$2,729,662

15.  NOTE PAYABLE

Loan Agreement with China Cinda and its Affiliate

On August 18, 2010, the “Company and its wholly-owned subsidiaries Sifang, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Note Agreement”) with China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda”).  Under the terms of the Note Agreement, the Company issued Cinda two tranches of convertible notes (the “Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million.

Under the Note Agreement, the Notes were issued before August 18, 2011.  The Notes have a three-year maturity date from the date of the issuance of the first tranche.  The exchange rate between RMB and US Dollar for each issue of Notes is the middle rate published by the People’s Bank of China (the “PBOC”) for the second business day prior to each issuance.  Each Note bore interest at the PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus 2%.  If Cinda does not convert or fully convert the Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount. As collateral for the notes, Mr. Ku, CEO of the Company entered into a Share Pledge Agreement with Cinda on August 18, 2010, to pledge each 4,500,000 shares of the Company’s common stock held by him to secure the first Note and the second note before its issuance, respectively.

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

The term of the Loans was for three years from the date of the first draw. The interest rate for the Loans is the PBOC three year loan base interest rate plus two percent (2%). If the Loans were not exchanged for shares of the Common Stock of the Company as described below prior to maturity, Xi’an TCH was to pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, Erdos TCH was to pledge the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Loans, Xi’an TCH pledged its 80% equity in Erdos TCH to Jingu as a guarantee to the Loans, Shanghai TCH provided a joint liability guarantee to Jingu for the Loans, and Mr. Guohua Ku was to provide his personal joint liability to Jingu for the Loans.

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

Xi’an TCH redeemed $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) for the Notes on December 30, 2011 per the Supplemental Agreement described above. Xi’an TCH redeemed 1st 50% of remaining RMB 25 million on June 20, 2012, and the other 50% of remaining RMB 25 million was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended and repaid in full in August 2013.

During 2012, the Company amortized $2,140,050 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of December 31, 2012, there was no derivative liability as the Company redeemed half of the outstanding convertible notes at December 30, 2011 and will redeem the remaining half at a future date, plus accrued interest at 18%. During the nine and three months ended September 30, 2013, the Company recorded interest expense of $487,080 and $126,943 on the $3.76 million (the remaining RMB 25 million) of Cinda note at 18%.

In addition, on December 9, 2011, Xi’an TCH and Jingu, an affiliate of Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement. Pursuant to the terms of the Jingu Agreement, Xi’an TCH repaid $7.94 million (RMB 50 million) and interest of $1.00 million (RMB 6.45 million) to Jingu on December 16, 2011.

As of September 30, 2013, the indebtedness evidenced by the Note Agreement and the Trust Loan Agreement was repaid in full and the stock pledges were released.

16. STOCK-BASED COMPENSATION PLAN

Options to Employees

On August 4, 2008, the Company granted certain employees stock options under the Company’s 2007 Non-Statutory Stock Option Plan, which was later amended and restated in 2010, to acquire 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share. The options vested over three years and have a life of five years. The Company’s 2007 Non-Statutory Stock Option Plan has expired.

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel vested but unexercised options for 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three years and have a life of five years. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock Options granted by the Board of Directors of the Company (the "Board") on August 4, 2008. On August 20, 2013, the Board further approved and provided the Employee Recipients (stock options granted to purchase shares of common stock of the Company in its resolutions on November 12, 2009 and August 12, 2010) cashless exercise elections. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

X =  Y (A-C)

A

Where	X =	the number of shares of Common Stock to be issued to the holder
	Y =	the number of shares of stock option or, if only a portion of the stock option is being exercised, the portion of the option being canceled
	A =	the Fair Market Value of one share of Common Stock as defined below
	C =	Stock Option Exercise Price

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During the quarter ended September 30, 2013, the Employee Recipients exercised 2,650,000 shares of stock options (granted on August 4, 2008) into 1,885,834 shares of the Company’s common stock.

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

The options have a life of five years. The FV of the options was calculated using the following assumptions; estimated life of five years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options is deemed to be independent of the others. Therefore, the FV of the first tranche of options was expensed during 2011; the second and third tranche of options were forfeited due to the non-achievement of established financial benchmarks.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	3,733,333	$1.36	1.09
Exercisable at January 1, 2013	3,733,333	$1.36	1.09
Granted	-	-	-
Exercised	2,650,000	0.80	-
Forfeited	60,000	0.80	-
Outstanding at September 30, 2013	1,023,333	$2.85	1.65
Exercisable at September 30, 2013	1,023,333	$2.85	1.65

The Company recorded $0 and $200,800 compensation expense for stock options to employees during the nine months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013 and 2012, the Company recorded $0 and $87,986, respectively.

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

On October 7, 2010, our Board approved the increase in its size from seven to nine members as a result of entering the Loan and Note agreements with China Cinda and its affiliate on August 18, 2010. At the same time, our Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) subject to shareholder approval at the upcoming 2014 annual meeting of shareholders, the grant of an option to purchase 40,000 shares of the Company's Common Stock, at an exercise price equal to the closing price per share of the Company's Common Stock on October 7, 2010. The options vested and will become exercisable upon shareholder approval; the options have a life of five years from the original grant date. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $83,000.

The above-mentioned Directors Stock Options didn't have cashless exercise right clause. Former Director Sean Shao's stock options were fully vested and exercisable before his decision of not standing for re-election at the Company's annual shareholders meeting in June 2011; Former Director Robert Chanson's stock options were fully vested and exercisable before his decision of not standing for re-election at the Company's annual shareholders meeting in May 2012. On August 20, 2013, the Board approved and provided the Director Recipients cashless exercise elections to the Director Stock Options. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

X =  Y (A-C)

A

Where	X =	the number of shares of Common Stock to be issued to the holder
	Y =	the number of shares of stock option or, if only a portion of the stock option is being exercised, the portion of the option being canceled
	A =	the Fair Market Value of one share of Common Stock as defined below
	C =	Stock Option Exercise Price

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	210,000	$2.60	2.05
Exercisable at January 1, 2013	210,000	$2.60	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2013	210,000	$2.60	1.30
Exercisable at September 30, 2013	210,000	$2.60	1.30

No options were exercised during the nine months ended September 30, 2013 or 2012.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants are classified as equity instruments and are exercisable into a fixed number of common shares. There is no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. On August 6, 2013, the 50,000 warrants were exercised through cashless exercise.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	50,000	$1.50	1.75
Exercisable at January 1, 2013	50,000	$1.50	1.75
Granted	-	-	-
Exercised	50,000	1.50	-
Forfeited	-	-	-
Outstanding at September 30, 2013	-	$-	-
Exercisable at September 30, 2013	-	$-	-

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

18. CONTINGENCIES

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi'an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi'an TCH is for a three years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi'an TCH: (i) total accumulated sales in three years should be RMB 320 million ($50.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($ 9.0 million). In 2012, Xi'an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 million ($9.0 million) in 2012 under PRC GAAP. For the nine months ended September 30, 2013, Xi’an TCH’s total sales were RMB 107.92 million ($17.55 million) under PRC GAAP. The probability of achieving total accumulated sales of RMB 320 million ($50.8 million) for the three years period was evaluated by the management. Based on management’s evaluation, as of September 30, 2013, Xi’an TCH had 14 projects in operation with minimum monthly lease payments of RMB 18.12 million ($2.96 million) under PRC GAAP; as a result, management believes that achieving total accumulated sales target of RMB 320 million ($50.8 million) over a period of three years is probable and therefore recognized the subsidy income in 2012. Total subsidy income for three (3) years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling and net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income. Xi’an TCH will return the funds to the authority if it does not meet the sales target.

19. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office under a two year operating lease that expired March 4, 2012. The Company renewed the lease for two years until March 4, 2014, and it can be renewed with the monthly payment increasing by 8% after March 5, 2014. Currently, the monthly rental payment is $18,000. In March 2013 Xi’an TCH leased an office in Jinan for three years until March 22, 2016, with a monthly payment of $3,800. The rents will be increased at 5% each year. For the nine months ended September 30, 2013 and 2012, the rental expense of Xi’an TCH was $203,500 and $159,000, respectively; for the three months ended September 30, 2013 and 2012, the rental expense was $55,400 and $58,500, respectively.

In November 2012, Sifang Holding renewed its office in Beijing for monthly rent of $1,900 expiring on December 18, 2013. Sifang was required to pay in advance for the first six months rent for $11,450 at the beginning of the lease. The lease will be automatically renewed when it expires.

Future minimum annual rental payments required under operating leases as of September 30, 2013 were as below (by year):

2014	$294,000
2015	300,000
2016	285,000
2017	305,000
2018	305,000
Total	$1,489,000

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH signed a contract with Shanxi Datong Coal Group Steel Co., Ltd (the “Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

As of September 30, 2013, the two 3 MW BPRT systems were completed, and the Company paid $15.89 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $4.48 million for completing the Shanxi Datong Coal Group Power Generation projects. The Company expects to complete the projects by the end of 2013.

Jilin Ferroalloys Power Generation Projects

 In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (“Jitie project”). According to the contract, Xi’an TCH will install a 7.5MW and a 3MW turbine power generation system, with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of the lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with the minimum service fee per month of $0.3 million (RMB 1.8 million). The actual generating capacity is based on an average of 7,200 and 5,760 electricity-generating hours per year for 7.5 MW and 3 MW systems, respectively, and $0.07 (RMB 0.42) per kilowatt hour (“kWh”) as settlement price. Xi’an TCH will be responsible for the systems operation and have the ownership of power generation systems. On May 12, 2013, Xi’an TCH entered into an agreement with Xi’an Huaxin Energy Tech Co., Ltd (the contractor for construction) for constructing the Jitie project. The project was scheduled to be completed 12 months from construction commencement and will be done according to the model of Energy Management Contract” (EMC). Xi’an has paid $6.43 million and is committed to pay additional $3.29 million for completing the Jitie project, by the end of May 2014.

Boxing Chengli Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli"), including a supplement agreement entered by the parties on July 26, 2013

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees. Zhonghong will contract the operation of the system to a third party contractor that is mutually agreed to by Chengli. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli's, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in 12 months from the date the parties enter into a Technical Agreement. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be no less than 7,200 hours/year. Zhonghong has paid $23.16 million and is committed to pay additional $9.37 million for the Boxing project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin"). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project (the "Tianyu Project") with Jiangsu Tianyu Energy and Chemical Group Co., Ltd ("Tianyu").

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ waste heat power generation systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in 14 months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also provided guarantee to purchase all the power generated by CDQ Waste Heat Power Generation system. Zhonghong has paid $16.54 million for each of Tian’an project and Huayu project, and is committed to pay additional $16.0 million for each of the project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin"). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian'an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

20. SUBSEQUENT EVENT

As reported on a Form 8-K, filed September 16, 2013, the Company, in connection with, and pursuant to, a Biomass Power Generation Asset Transfer Agreement entered into between the Company's wholly-owned subsidiary, Xi’an TCH, and Pucheng Xin Heng Yuan Biomass Power Generation Corporation, a limited liability company incorporated in China (the "Seller"), agreed to issue 8,766,547 shares of Common Stock of the Company to the Seller as consideration for a set of 12,000 KW biomass power generation systems. Those shares were subsequently issued by the Company to the Seller on October 29, 2013.

The issuance of shares to the Seller was made in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S.

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

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), and Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”). Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009.

 On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu” or “HHVC”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (“Fund Management Company”), with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively.

On July 19, 2013, Xi’an TCH formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd” (“Zhonghong”) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 18, 2013, Beijing Hongyuan Recycling Energy Investment Center, LLP (“Investment Center” or the "HYREF Fund") was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the Fund Management Company serves as the Fund's general partner. The Fund Management Company made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. An initial amount of RMB 460 million ($75 million) for HYREF Fund has been fully subscribed by all partners. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the Fund and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner and (3) the Company's wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund's partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. The total size of the HYREF Fund is RMB 460 million (approximately $76.66 million), which was formed for the purpose of investing in Xi'an Zhonghong New Energy Technology Co., Ltd., a 90% subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. ("Tianyu") and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli").

As of September 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, four BMPG systems, one WHPG system of Zhongbao, and two BPRT systems of Shanxi Datong under sales-type leases.

Erdos TCH – Joint Venture

On April 14, 2009, the Company incorporated a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (the “Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam, which will be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd (the “Erdos TCH”) with a term of 20 years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos had contributed 7% of the total investment of the project, and Xi’an TCH had contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20% of the profit from the JV, respectively, until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40% of the profit from the JV, respectively. When the JV expires, Xi’an TCH will transfer its equity in the JV to Erdos at no cost. On June 15, 2013, Xi'an TCH and Erdos Metallurgy entered into a share transfer agreement. Pursuant to the share transfer agreement, Erdos transferred and sold its 7% ownership interest in Erdos TCH, to Xi'an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as noted below. Xi'an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to the transfer date.  For convenience of reporting, June 30, 2013 was designated as the ownership transfer date.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos.

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

As of September 30, 2013, the Company paid $15.89 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $4.48 million. The Company expects to complete the Datong project by the end of 2013.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (the “Shenqiu”) for Xi’an TCH to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011, and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu. Per the Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW biomass power generation systems, effectuation of such sale occurring after Xi’an TCH converted the system for biomass power generation purposes.  As consideration for the biomass power generation system, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the system. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu for $286,000 (RMB 1,800,000) per month for 11 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost. Shenqiu provided one month leasing fee as security deposit to Xi’an TCH as well as personal guarantees from its legal representative.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for Technical Reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I. The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “Lease Agreement”).  Under the Lease Agreement, Xi’an TCH leased the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. Upon completion of the Lease Agreement, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no cost.

Pucheng Biomass Power Generation Projects

On September 5, 2013, Xi'an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the "Transfer Agreement")with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (the "Seller"), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi'an TCH of a set of 12MW biomass power generation systems with completion of system transformation from the Seller. As consideration for the biomass power generation systems, Xi'an TCH agreed to pay the Seller RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. On September 5, 2013, Xi'an TCH also entered into a Biomass Power Generation Project Lease Agreement with the Seller. Under the Lease Agreement, Xi'an TCH will lease this same set of 12MW biomass power generation system to the seller, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to the Seller for RMB 3,800,000 million ($0.63 million) per month; the term for the combined lease is from September 2013 to June 2025, and the lease agreement for the 12MW station from Pucheng Phase I project ended with the execution of this Lease Agreement starting from September 1, 2013. The ownership of two 12 MW BMPG systems will be transferred to the Seller at no additional charge at the expiration of the lease term.

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

Waste Heat Power Generation Project

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. ("Chengli"). A supplement agreement was entered by the parties on July 26, 2013. Pursuant to the agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees.  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for 20 years.  The first 800 million watt hours generated by the Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax) and after the initial 800 million watt hours, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli's, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in 12 months from the date the parties enter into a Technical Agreement. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin"). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the "Tianyu Agreement") for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd ("Tianyu"). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ waste heat power generation systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an") and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu").  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in 14 months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also provided guarantee to purchase all the power generated by CDQ Waste Heat Power Generation system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the "Project") with Xi’an Huaxin New Energy Co., Ltd. ("Huaxin") Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for theXuzhou Tian'an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Related Party Transactions

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder of Erdos TCH, Erdos Metallurgy sold all its ownership in Erdos TCH to Xi’an TCH on June 15, 2013; as a result, Erdos Metallurgy is no longer a related party of the Company. Total sales and interest income for this non-controlling interest was $0.30 million and $3.68 million for the period from January 1, 2013 to June 15, 2013.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s subsidiary Xi’an TCH; and Erdos TCH, in which 93% of Erdos TCH’s investment was from Xi’an TCH (Erdos Metallurgy sold all its ownership in Erdos TCH to Xi’an TCH on June 15, 2013), and Zhonghong with 90% owned by Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2013 and December 31, 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$21,738,568	100%	$476,207	100%
Sales of systems	21,389,320	98%	-	%
Contingent rental income	349,248	2%	476,207	100%
Cost of sales	(16,479,275)	76%	(32,505)	7%
Cost of systems	(16,479,215)	76%	(32,505)	7%
Gross profit	5,259,293	24%	443,702	93%
Interest income on sales-type lease	5,204,537	24%	4,587,009	963%
Total operating income	10,463,830	48%	5,030,711	1056%
Total operating expenses	(934,029)	(4)%	(3,591,801)	(754)%
Income from operations	9,529,801	44%	1,438,910	302%
Total non-operating income (expenses), net	(3,524,689)	(16)%	(1,996,815)	(419)%
Income (loss) before income tax	6,005,112	28%	(557,905)	(117)%
Income tax expense	1,636,266	8%	1,483,889	312%

Less: net income (loss) attributable to noncontrolling-interest	(24,936)	0%	(636,563)	134%
Net income (loss) attributable to China Recycling Energy Corp	$4,393,782	20%	$(1,405,231)	(295)%

SALES. Total sales, including system sales and contingent rental income, for the three months ended September 30, 2013 was $21.74 million while total sales for the comparable period of 2012 was $0.48 million, an increase of $21.26 million as a result of an increase in the sales of systems. Of the total sales, sales of systems for the three months ended September 30, 2013 was $21.39 million, compared to $0 million for the comparable period of 2012, an increase of $21.39 million. During the three months ended September 30, 2013, the Pucheng Biomass Phase II project was completed and sold. In the comparable period of 2012, none of the Company’s power generation systems were completed and sold. For the three months ended September 30, 2013, the Company received contingent rental income of $0.35 million from the usage of electricity in addition to the minimum lease payments, compared to $0.48 million for the comparable period in 2012. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended September 30, 2013 was $16.48 million while our COS for the comparable period of 2012 was $32,505, an increase of $16.45 million. This increase was due to the completion and sale of the Pucheng Biomass Phase II project.

GROSS PROFIT. Gross profit was $5.26 million for the three months ended September 30, 2013 compared to $0.44 million for the comparable period of 2012. Blended gross margin was 24% and 93% for the comparable periods of 2013 and 2012, respectively. The decreased profit margin in the three months ended September 30, 2013 was mainly due to a relatively low profit margin of 24% that was realized from the sale of the Pucheng Biomass Phase II project.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2013 was $5.20 million, a $0.62 million increase from $4.59 million for the comparable period of 2012. During the third quarter of 2013, interest income was derived from 14 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, two Pucheng biomass power generation systems, two Shenqiu biomass power generation systems and Zhongbao WHPG system. Even though the Company sold Shanxi Datong Phase I project (consisting of two 3MW BPRT power generation systems) in June 2013, the Company did not start collecting payments until July. In comparison, during the third quarter of 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.93 million for the three months ended September 30, 2013 compared to $3.59 million for the comparable period of 2012, a decrease of $2.66 million or 74%. This was mainly due to a $2.97 million loss resulting from the termination of the Erdos TCH Phase III power generation projects in 2012.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three months ended September 30, 2013, net non-operating expense was $3.52 million compared to $1.99 million for the comparable period of 2012. For the three months ended September 30, 2013, we had $1.71 million interest expense on loans and $1.61 million one-time commission to the Fund Management Company for successfully initiating and completion of the RMB 460 million ($75 million) financing for the Company. For the comparable period of 2012, we had $2.17 million interest expense on loans.

INCOME TAX EXPENSE. Income tax expense was $1.64 million for the three months ended September 30, 2013, an increase of $0.15 million from $1.48 million for the comparable period of 2012. The increase was mainly due to increased taxable income, the expiration of 15% preferential income tax rate of Xi’an TCH in August 2012, and Xi’an TCH being subject to the regular 25% income tax rate following the expiration of the preferential income tax rate. The consolidated effective income tax rate for the three months ended September 30, 2013 and 2012 was 27.2% and 266%, respectively.

NET INCOME. Net income for the three months ended September 30, 2013 was $4.39 million compared to net loss of $1.41 million for the comparable period of 2012, an increase of $5.80 million. This increase in net income was mainly due to the increased sales, interest income on sales-type leases, and decreased non-operating expenses compared with the comparable period of 2012.

Comparison of Nine Months ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$49,991,702	100%	$1,027,180	100%
Sales of systems	49,092,120	98%	-	%
Contingent rental income	899,582	2%	1,027,180	100%
Cost of sales	(37,882,123)	76%	(75,456)	7%
Cost of systems	(37,882,123)	76%	(75,456)	7%
Gross profit	12,109,579	24%	951,724	93%
Interest income on sales-type lease	13,758,083	28%	14,114,986	1,374%
Total operating income	25,867,662	52%	15,066,710	1,467%
Total operating expenses	(2,700,589)	(6)%	(5,180,496)	(505)%
Income from operations	23,167,073	46%	9,886,214	962%
Total non-operating income (expenses), net	(6,156,273)	(12)%	(6,006,413)	(584)%
Income before income tax	17,010,800	34%	3,879,801	378%
Income tax expense	(5,363,136)	11%	(2,425,970)	236%
Less: net income (loss) attributable to noncontrolling interest	222,348	0%	(387,625)	(37)%
Net income attributable to China Recycling Energy Corp	$11,425,316	23%	$1,841,456	179%

SALES. Total sales, including system sales and contingent rental income, for the nine months ended September 30, 2013 was $49.99 million while total sales for the comparable period of 2012 was $1.03 million, an increase of $48.96 million. This increase was a result of an increase in the sale of systems. Of our total sales, sales of systems for the nine months ended September 30, 2013 was $49.09 million, compared to $0 million for the comparable period of 2012, an increase of $49.09 million. The increase was primarily due to the Shenqiu Phase II project, the Shanxi Datong Phase I project and the Pucheng Biomass Phase II project being completed and sold in 2013; in comparision, no power generation system was completed and sold in 2012. For the nine months ended September 30, 2013, the Company received contingent rental income of $0.90 million from the usage of electricity in addition to the minimum lease payments, compared to $1.03 million for the comparable period in 2012. Sales-type leases, sales and COS are recorded at the time of leases. In addition to sales revenue, the interest income from the sales-type leases is our other major revenue source.

COST OF SALES. COS for the nine months ended September 30, 2013 was $37.88 million, while our COS for the comparable period of 2012 was $0.08 million, an increase of $37.81 million. This increase was mainly due to the completion and sale of the Shenqiu Phase II project, the Shanxi Datong Phase I project (two 3MW BPRT power generation systems) and the Pucheng Biomass Phase II project.

GROSS PROFIT. Gross profit was $12.11 million for the nine months ended September 30, 2013 compared to $0.95 million for the comparable period of 2012, a gross margin of 24% and 93% for the comparable period of 2013 and 2012, respectively. This significant increase in our gross profit, but lower profit margin, for the nine months ending September 30, 2013 was primarily due to sale of the systems with a relatively low 24% average profit margin.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2013 was $13.76 million, a $0.36 million decrease from $14.11 million for the comparable period of 2012. During the nine months ended September 30, 2013, interest income was derived from 14 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, two Pucheng biomass power generation systems, two Shenqiu biomass power generation systems and Zhongbao WHPG system, and Shanxi Datong Phase I project. In comparison, during the nine months ended September 30, 2012, interest income was derived from 11 systems: one TRT systems, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, Shenqiu biomass power generation system and Zhongbao WHPG system.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $2.70 million for the nine months ended September 30, 2013 compared to $5.18 million for the comparable period of 2012, a decrease of $2.48 million or 48%. This was mainly due to a $2.97 million loss resulting from the termination of the Erdos TCH Phase III power generation projects in 2012.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non-sales-type lease interest income, interest expense, bank charges and some miscellaneous expenses. For the nine months ended September 30, 2013, net non-operating expense was $6.16 million, compared to $6.01 million for the comparable period of 2012. In the nine months ended September 30, 2013, we had $4.50 million interest expenses on loans and a $1.61 million one-time commission to the Fund Management Company for initiating and completing a RMB 460 million ($75.0 million) financing for the Company. In the nine months ended September 30, 2012, we had $7.28 million interest expenses on loans and $1.13 million non-cash income arising from a change in the fair value of the conversion feature of the convertible note.

INCOME TAX EXPENSE. Income tax expense was $5.36 million for the nine months ended September 30, 2013, an increase of $2.94 million from $2.42 million for the comparable period of 2012. The increase was mainly due to significantly increased taxable income and the expiration of 15% preferential income tax rate of Xi’an TCH in August 2012, which is now subject to the regular 25% income tax rate. The consolidated effective income tax rate for the nine months ended September 30, 2013 and 2012 was 31.5% and 62.5%, respectively.

NET INCOME. Our net income for the nine months ended September 30, 2013 was $11.43 million compared to $1.84 million for the comparable period of 2012, an increase of $9.58 million. This increase in net income was mainly due to three systems being completed and sold in 2013 compared with no systems sold in the comparable period of 2012.

Liquidity and Capital Resources

Comparison of the Nine Months ended September 30, 2013 and 2012

As of September 30, 2013, the Company had cash and equivalents of $34.86 million, other current assets of $19.3 million, current liabilities of $65.47 million, a working capital deficit of $(11.31) million, and a debt-to-equity ratio of 1.32:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(61,547,160)	$47,544,521
Investing Activities	(14,707,842)	(1,682,706)
Financing Activities	65,311,821	(4,371,668)

Net cash used in operating activities was $61.55 million during the nine months ended September 30, 2013, compared to $47.54 million provided by operating activities in the comparable period of 2012. The increase in net cash outflow was mainly from an increase in sales type lease receivables of $49.09 million from the sales of the Shenqiu Phase II system, the Shanxi Datong Phase I systems and the Pucheng Phase II project. This increase in cash outflow was partially offset by an increased net income by $10.19 million. In addition, the Company incurred $54.46 million in construction related costs for the ongoing Shanxi Datong Coal Group Power Generation Phase II project, Jitie project, Boxing Chengli project and Tuzhou Xianyu project. These construction costs are considered an operating activity due to their similar nature of producing inventory for sale.

Net cash used in investing activities was $14.71 million for the nine months ended September 30, 2013, compared to a $1.68 million outflow in the comparable period of 2012. The increase of net cash used in investing activities was mainly due to an investment of $0.64 million in Fund Management Company, an investment of $12.0 million in the Fund, and a $1.29 million payment for purchasing the noncontrolling interest of Erdos TCH. In the comparable period of 2012, the cash outflow was due to a deposit of $1.68 million into a bank as restricted cash in connection with such bank issuing bank acceptances.

Net cash provided by financing activities was $65.31 million for the nine months ended September 30, 2013 compared to net cash used in financing activities of $4.37 million for the comparable period of 2012. The cash inflow in the nine months ended September 30, 2013 included $78.36 million in bank loan proceeds and proceeds from the Fund, but was offset by $15.84 million repayment of bank loans and $0.64 million increased notes receivable. In comparison, for the comparable period of 2012, we had $1.74 million proceeds from a bank loan, which was offset by the repayment of a bank loan of $1.90 million and a $3.41 million repayment to related parties.

We believe we have sufficient cash to continue our current business through 2013 due to recurring receipts from sales-type leases in place. As of September 30, 2013, we have one TRT system, two CHPG systems, five recycling waste heat power generating systems from the Erdos projects, four BMPG systems, one WHPG system of Zhongbao, and two BPRT system of Shanxi Datong to generate net cash inflow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2013.

We do not believe inflation has had a significant negative impact on our results of operations in 2013.

Transfers of Cash To and From our Subsidiaries

The Company may transfer cash (U.S. dollars) to its PRC subsidiaries by: (i) investment – increasing the Company’s registered capital in a PRC subsidiary or (ii) a shareholder loan. Other than as follows, to date, its PRC subsidiaries have not transferred any earnings / cash to the Company. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital / cash needs, including: (i) the funds necessary to pay dividends/cash distributions to its shareholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted to that extent, as well as the others noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

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

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and, except as described below, may not be distributed as cash dividends. In the event that the FIE’s statutory accounts are insufficient to satisfy this requirement, the FIE’s shareholders are required to contribute capital required to satisfy the registered capital requirement. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits. As described above, a FIE is subject to restrictions on the distribution of cash dividends. However, a FIE is allowed to distribute dividends from after tax profits after setting aside at least 10% of its annual after-tax profit to the surplus reserve, notwithstanding the fact that such reserve may not have reached 50% of its respective registered capital. Upon reaching the 50% of its respective registered capital requirement, a FIE can distribute, as cash dividends, 100% of its annual after-tax profit that are in excess of the 50% threshold requirement.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	September 30, 2013	December 31, 2012
Unrestricted retained earnings	$46,904,131	$37,107,107
Restricted retained earnings (surplus reserve fund)	9,167,710	7,766,002
Retained earnings (including surplus reserve fund)	$56,071,841	$44,873,109

Contractual Obligations

Company’s contractual obligations as of September 30, 2013 are as follows:

Contractual Obligation*	1 year or less	More than 1 year	See Note (for details)
Bank loans payable	$12,361,744	$6,506,181	14
Trust loans payable	32,124,268	-	14
Long term payable	1,401,276	2,729,662	14
Entrusted loan payable	-	74,333,116	14
Total	$45,887,288	$83,568,959

*does not includes interest

The Company believes that it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to get loans and, otherwise, achieve our financing objectives due to the Chinese government's support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short-term loans.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting (“ICFR”)

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our ICFR will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

As initially disclosed on a Form 8-K, filed September 16, 2013, the Company, in connection with, and pursuant to, a Biomass Power Generation Asset Transfer Agreement entered into between the Company's wholly-owned subsidiary, Xi’an TCH, and Pucheng Xin Heng Yuan Biomass Power Generation Corporation, a limited liability company incorporated in China (the "Seller"), agreed to issue 8,766,547 shares of Common Stock of the Company to the Seller as consideration for a set of 12,000 KW biomass power generation systems. Those shares were subsequently issued by the Company to the Seller on October 29, 2013.

The issuance of shares to the Seller was made in reliance on an exemption from the registration requirements of the Securities Act for the private placement of our securities pursuant to Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

10.1	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013*

10.2	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi'an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd.*

10.3	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd.*

10.4	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd.*

10.5	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd.*

10.6	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd.*

10.7	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION
(Registrant)

Date: November 14, 2013	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: November 14, 2013	/s/ David Chong
David Chong
Chief Financial Officer, Principal Accounting Officer and
Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013*

10.2	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi'an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd.*

10.3	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd.*

10.4	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd.*

10.5	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd.*

10.6	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd.*

10.7	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith