Form 10-K
period 2013-12-31
CHINA RECYCLING ENERGY CORP
filed 2014-03-24
CIK 721693

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 000-12536

China Recycling Energy Corporation

————————————————————————

(Exact name of registrant as specified in its charter)

Nevada
————————————

(State or other jurisdiction of incorporation or organization)

90-0093373

—————————————-

(I.R.S. Employer Identification No.)

12/F, Tower A
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi An City, Shaan Xi Province
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

(Cover continued from previous page)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 28, 2013, the last business day of the registrant’s second fiscal quarter, was $22,940,123. For the purposes of this calculation, executive officers and directors are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2013, the registrant had 60,910,058 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean China Recycling Energy Corporation., a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

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

We develop fully-customized projects across several verticals to better meet customer’s energy recovery needs.  Our waste pressure-to-energy solution primarily consists of the Blast Furnace Top Gas Recovery Turbine Unit (“TRT”), a system that utilizes high pressure gas emitted from the blast furnace top to drive turbine units and generate electricity. Our waste heat-to-energy solution primarily consists of heat power generation projects for applications in cement, steel, coking coal, and nonferrous metal industries, which collect the residual heat from various manufacturing processes, e.g. the entrance and exit ends of the cement rotary kilns, to generate electricity. Our waste gas-to-energy solution primarily consists of the Waste Gas Power Generation system (“WGPG”) and the Combined Cycle Power Plant (the “CCPP”).  A WGPG system utilizes flammable waste gas from coal mining, petroleum exploitation, refinery processing or other sources as a fuel source to generate electricity through the use of a gas turbine. A CCPP system employs more than one power generating cycle to utilize the waste gas, which not only generates electricity by burning the flammable waste gas in a gas turbine (as a WGPG) but also uses the waste heat from burning the gas to make steam to generate additional electricity via a steam turbine.

We provide a clean-technology and energy-efficient solution aimed at reducing the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs, lower their operating costs, extend the life of primary manufacturing equipment. Based on the differential between the cost to our customers of buying power from China’s national power grid and the cost to them of buying one of our projects, we believe our customers can recover the cost of our project within two to three years of operations.  In addition, our waste energy recycling projects allow our industrial customers to reduce their reliance on China’s centralized national power grid, which is prone to black-outs or brown-outs or is completely inaccessible from certain remote areas. Our projects generally produce lower carbon dioxide emissions and other pollutants, and are hence more environmentally-friendly than other forms of power generation.

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

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July, 2013. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

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

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomic Region. On July 19, 2013, Xi’an TCH formed a new company called Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

As of December 31, 2013, Shanghai TCH had sales or sales-type leases with the following parties: (i) Zhangzhi (for one top gas recovery turbine (“TRT”) system); (ii) Jing Yang Shengwei (for one cement waste heat power generator (“CHPG”) system); (iii) Erdos (for five recycling waste heat power generating systems); (iv) Zhongbao (for one waste heat power generation (“WHPG”) system); (v) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation (“WHPG”)); (vi) Pucheng (for two biomass power generation (“BMPG”) systems); (vii) Shenqiu (for two biomass power generation (“BMPG”) systems); and (viii) Shanxi Datong Coal Group Steel Co., Ltd (for two TRT systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the ”Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million (approximately $76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013..  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW TRT systems, one 15MW WGPG system and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five (5) years, $0.16 (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

As of December 31, 2013, the Company had construction in progress of $17.01 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $3.77 million. The Company expects to complete the Shanxi Datong project by June 2014.

Shenqiu Yuneng Biomass Power Generation (“BMPG”) Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW biomass power generation systems (after Xi’an TCH converted the system for biomass power generation purposes). As consideration for the biomass power generation systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqui Phase II Project”). The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation (“BMPG”) Projects

On September 5, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 5, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3,800,000 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025, and the lease agreement for the 12MW station from Pucheng Phase I project terminated upon the execution of the Pucheng Lease on September 1, 2013. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

Chengli Waste Heat Power Generation (“WHPG”) Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed twelve (12) months from the date the parties enter into a Technical Agreement. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million (approximately $33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

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

China is one of the largest producers and consumers of nonferrous metals in the world. However, the global economic downturn has slowed the momentum of China's nonferrous metal industry after keeping high-speed growth for almost a decade. A detailed three-year stimulus plan to support the nonferrous metal industry was released in the beginning of 2009 by China’s State Council. Its purpose is to help the nonferrous metal sector maintain steady operations and achieve a sustainable development. China’s nonferrous metal import and export value increased 3.7% in 2012 from 2011, and the output of the ten major types of nonferrous metals was 36.91 million tons in 2012, an increase of 9.3% from 2011. In 2013, the production of ten kinds of non-ferrous metal was 40.29 million tons in China, up 9.9% from 2012. Among them, growth rates of the production of refined copper, aluminium, lead and zinc are 13.5%, 9.7%, 5% and 9.7%, respectively. The production of cooper and aluminum was 14.99 million tons and 39.63 million tons, up 25% and 24% respectively. With the wide development of new technology, significant results were obtained in energy savings in the nonferrous metal industry. In 2013, China's aluminum composite ac power consumption dropped to 13740 KWH/ton, down 104 KWH/tons; the annual electricity saved was about 2.3 billion KWH; copper smelting and electrolytic zinc comprehensive energy consumption dropped to 314.4 kg per standard coal/ton and 909.3 kg per standard coal/ton.

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

Our Strategies

Focus on Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 180.5MW in 2013 and 272.5MW in 2014, respectively.

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

Continually Enhance Research and Development Efforts

In 2013 and 2012, we invested about $0.68 million and $0.65 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not generally expect any revenue in the future through such model. In 2014, however, the Company plans to put the two Tianu projects under operating leases; these projects were under construction at the end of 2013.

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

Main Customers

Our customers are mainly mid- to large-size enterprises in China involving high energy-consuming businesses. Following our selection process described in the next paragraph, we conduct stringent evaluation procedures to identify and qualify potential customers and projects. To lower our investment and operational risk, we target companies with geographic or industry competitive advantages, with strong reputations and in good financial condition. Generally, our targets include steel and nonferrous metal mills with over 3 million tons of production capacity per year, cement plants with over 2 million tons of production capacity per year that utilize new-suspension-line process, and coking plants with over 600 tons production capacity per year.  Our customers include Zhonggang Binhai’s JV Plant (Zhongbao), which is China’s largest nickel steel plant; Erdos Metallurgy Co., Ltd., which is the largest ferrosilicon alloy plant in the world, as well as other mid- to large-scale players in their specific industries or geographies, including Shengwei Cement Group, Shenmu County Jiujiang Trading Co., Ltd. Our existing customers operate in Hebei province, Shanxi province, Shaan’xi province, Shandong province, Jiangsu province and the Inner Mongolia Autonomic Region in China.

Marketing and Sales

We market and sell our projects nationwide through our direct sales force of 27employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 100% of revenue in 2013, 2012 and 2011.

Seasonality

For the most part, the Company’s business and sales is not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. The USPTO has also approved CREG and our logo for the trademark in the U.S.

Patents

As of December 31, 2013, we owned patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology.

Research and Development

In 2013 and 2012, we invested about $0.68 million and $0.65 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. All of the individuals that comprise our research and development staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

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

As of December 31, 2013, we had 166 employees:

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

Since late 2008 and continuing into 2013, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 7.5% in 2013. Power generation capacity of new energy and recycling energy was 31% of national power generation capacity, which is 0.387 billion kWh, an increase of 5.76% from 2012. Clean energy power generation increased largely in 2013. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2014 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

We may need more capital for the operation and failure to raise capital we need may delay the development plan and reduce the profits.

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

We are a Nevada corporation but nearly all of our assets are located outside of the U.S. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the U.S. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease three office spaces, one in Xi’an, one in Shanghai and one in Beijing. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC. Our leased office space in Beijing is located at Apt 101, Unit 7, Building C, Fenghuahaojing, Xuanwu District, Beijing, PRC. Average monthly rent for all locations was $20,000 in 2012 and $23,155 in 2013.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CREG.” On March 19, 2014, the last reported sales price for our common stock was $4.39 per share. As of March 18, 2014, there were 60,910,058 shares of our common stock outstanding held by approximately 2,726 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2013 and 2012:

	2013				2012
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$4.6	$3.19	$1.17	$1.13	$1.21	$1.20	$3.30	$1.34

Low	1.79	1.14	0.917	1.06	0.80	0.78	0.91	1.12

Dividend Policy

We did not pay any cash dividends on our common stock in 2012 or 2013. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

As disclosed on a Form 8-K, filed September 16, 2013, on September 5, 2013, Xi’an TCH, our wholly owned subsidiary entered into a Biomass Power Generation Asset Transfer Agreement (the “Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (the “Seller”), a limited liability company incorporated in China. The Transfer Agreement provides for the sale to Xi’an TCH of a set of 12,000 KW biomass power generation systems (the "Transfer Assets") from the Seller. As consideration for the biomass power generation system, Xi’an TCH paid to the Seller RMB 100,000, 000 (approximately $16,393,443) in the form of the common stock shares of the Company at the price of $1.87 per share with a total of 8,766,547 shares (the "Shares"). The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is 1:6.1. The Company filed a Form S-3 Registration Statement to register the resale of the Shares for the Seller

The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of our securities pursuant to Regulation S of the Securities Act.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during the quarter ended December 31, 2013.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2013 that were either approved or not approved by our shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders		$

Equity compensation plans not approved by security holders	-		$-

	0		$0	0

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

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, sells and leases energy saving systems and equipment to its customers. Typically, the Company transfers ownership of the waste energy recycling power generating projects to its customers at the end of each sales-type lease and finances its customers for the cost of the projects as described below.

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

The Company’s organizational chart is as follows:

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed a new company called Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

As of December 31, 2013, Shanghai TCH had sales or sales-type leases with the following parties: (i) Zhangzhi (for one top gas recovery turbine (“TRT”) system); (ii) Jing Yang Shengwei (for one cement waste heat power generator (“CHPG”) system); (iii) Erdos (for five recycling waste heat power generating systems); (iv) Zhongbao (for one waste heat power generation (“WHPG”) system); (v) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (vi) Pucheng (for two biomass power generation (“BMPG”) systems); (vii) Shenqiu (for two biomass power generation (“BMPG”) systems); and (viii) Shanxi Datong Coal Group Steel Co., Ltd (for two TRT systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the ”Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million (approximately $76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW TRT systems, one 15MW WGPG system and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five (5) years, $0.16 (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

As of December 31, 2013, the Company had construction in progress of $17.01 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $3.77 million. The Company expects to complete the Shanxi Datong project by June 2014.

Shenqiu Yuneng Biomass Power Generation (“BMPG”) Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW biomass power generation systems (after Xi’an TCH converted the system for biomass power generation purposes). As consideration for the biomass power generation systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqui Phase II Project”). The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation (“BMPG”) Projects

On September 5, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 5, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3,800,000 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025, and the lease agreement for the 12MW station from Pucheng Phase I project terminated upon the execution of the Pucheng Lease on September 1, 2013. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

Chengli Waste Heat Power Generation (“WHPG”) Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed twelve (12) months from the date the parties enter into a Technical Agreement. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million (approximately $33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Related Party Transactions

The JV sold all power generation stations through sales-type leases to Erdos, the non-controlling interest holder of the JV, and Erdos sold all its ownership shares in the JV to Xi’an TCH on June 15, 2013. As a result, Erdos is no longer a related party of the Company.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

These accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2013 and 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the waste energy recycling power generating projects and finances its customers for the costs of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

Contingent Rental Income

The Company records the income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period earned. Contingent rent is not part of minimum lease payments.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB figures were translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$63,193,190	100%	$1,245,805	100%
Sales of systems	62,013,135	98%	-	%
Contingent rental income	1,180,055	2%	1,245,805	100%
Cost of sales	47,847,313	76%	-	-%
Cost of systems	47,847,313	76%	-	-%
Gross profit	15,345,877	24%	1,245,805	100%
Interest income on sales-type lease	19,344,855	31%	18,234,020	1,464%
Total operating income	34,690,732	55%	19,479,805	1,564%
Total operating expenses	(4,160,742)	(7)%	(5,662,212)	(455)%
Income from operations	30,529,990	48%	13,817,613	1,109%
Total non-operating expenses, net	(7,827,583)	(12)%	(7,672,856)	(616)%
Income before income tax	22,702,407	36%	6,144,757	493%
Income tax expense	6,886,601	11%	2,922,253	235%
Less: net income (loss) attributable to non-controlling interest	186,270	0%	(184,491)	(15)%
Net income attributable to China Recycling Energy Corp	$15,629,536	25%	$3,406,995	273%

SALES. Total sales, including system sales and contingent rental income, for the year ended December 31, 2013 were $63.19 million while total sales for the year ended December 31, 2012 were $1.25 million, an increase of $61.94 million as a result of increases in the sales of systems. Of the total sales, sales of systems for the year ended December 31, 2013 were $62.01 million, as compared to $0 for the year ended December 31, 2012, an increase of $62.01 million. For the year ended December 31, 2013, Shenqiu Phase II project, Datong project, Pucheng Biomass Phase II project and Jitie project were completed and sold. In comparison, in the year ended December 31, 2012, none of the Company’s power generation system were completed and sold. For the year ended December 31, 2013, the Company received contingent rental income of $1.18 million from the usage of electricity in addition to the minimum lease payments, compared to $1.25 million for the year ended December 31, 2012. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the year ended December 31, 2013 was $47.85 million while our COS for the year ended December 31, 2012 was $0, an increase of $47.85 million. This increase was mainly due to the completion and sale of the Shenqiu Phase II, Datong project, Pucheng Biomass Phase II project and Jitie project.

GROSS PROFIT. Gross profit was $15.35 million for the year ended December 31, 2013 compared to $1.25 million for the year ended December 31, 2012, a blended gross margin of 24% and 100% for the year ended December 31, 2013 and 2012, respectively, the decreased profit margin for the year ended December 31, 2013 was mainly due to the sale of projects for which profit margins ranged between 23% to 28% compared to no sale of any projects in 2012 except for sales of extra electricity which resulted in contingent rentals at hardly any cost.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2013 was $19.34 million, a $1.11 million increase from $18.23 million for the year ended December 31, 2012. During the year ended December 31, 2013, interest income was derived from the following fifteen (15) sales-type leases:

i.	One (1) TRT system to Zhangzhi (13 years);
ii.	Two (2) CHPG system to Jing Yang Shengwei (5 years);
iii.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 10 years, respectively);
iv.	One (1) BMPG system to Shenqiu Phase I (11 years);
v.	One (1) BMPG system to Shenqiu Phase II (9.5 years);
vi.	Five (5) power and steam generating systems to Erdos (20 years);
vii.	One (1) WHPG system to Zhongbao (9 years);
viii.	One (1) WHPG system to Jitie (24 years); and
ix.	Two (2) TRT systems to Shanxi Datong (30 years).

In comparison, during the year ended December 31, 2012, interest income was derived from eleven (11) systems: one (1) TRT system, two (2) CHPG systems, two (2) systems for the Erdos Phase I project, three (3) systems for the Erdos Phase II project, one (1) BMPG system to Pucheng, one (1) BMPG system to Shenqiu, and one (1) WHPG system to Zhongbao.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $4.16 million for the year ended December 31, 2013 as compared to $5.66 million for the year ended December 31, 2012, a decrease of $1.50 million or 27%. The decrease was mainly due to a $2.97 million loss resulting from the termination of the Erdos TCH Phase III power generation project in 2012; however, the following expenses increased: (i) our consulting expenses, by $0.62 million relating to the HYREF Fund raising, (ii) our legal and miscellaneous expenses, by $0.56 million relating to HYREF Fund raising, and (iii)  our salary and bonus expenses, by $0.25 million resulting of additional projects put into operations in 2013.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the year ended December 31, 2013, net non-operating expense was $7.83 million compared to $7.67 million for the year ended December 31, 2012. For the year ended December 31, 2013, we had $6.72 million interest expense on loans and $1.29 million one-time commission to the Fund Management Company for successfully initiating and completing the RMB 460 million financing for the Company. For the year ended December 31, 2012, we had $9.25 million interest expense on loans and $1.13 million non-cash income from changes in fair value of BCF of the convertible note from China Cinda, and $349,300 net subsidy income from Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under the Xi’an Hi-Tech Industry Development Special Project Fund.

INCOME TAX EXPENSE. Income tax expense was $6.89 million for the year ended December 31, 2013, an increase of $3.97 million from $2.92 million for the year ended December 31, 2012. The increase was mainly due to significantly increased taxable income. The consolidated effective income tax rate for the year ended December 31, 2013 and 2012 was 30.3% and 47.6%, respectively. The higher effective income tax rate for 2012 was due to valuation allowance on PRC NOL which mainly resulted from loss resulting from the termination of the Erdos TCH Phase III power generation projects (see Note 13 – Income Tax). The income tax rate for Shanghai TCH was 25% for 2013 and 2012. Xi’an TCH’s income tax rate for 2013 is 15%, and 15% from January to July of 2012, as a result of its high tech enterprise status and 25% from August to December of 2012due to expiration of that status. Xingtai Huaxin’s income tax rate for 2013 and 2012 is 25%.  Huahong, Erdos TCH and Zhonghong’s income tax rate for 2013 and 2012 is 25%.

NET INCOME. Net income for the year ended December 31, 2013 was $15.63 million compared to net income of $3.41 million for the year ended December 31, 2012, an increase of $12.22 million. This increase in net income was mainly due to the increased sales and interest income on sales-type leases compared with the year 2012.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2013 and 2012

As of December 31, 2013, the Company had cash and equivalents of $7.70 million, other current assets of $15.79 million, current liabilities of $31.98 million, a working capital deficit of $(8.48) million, and a debt-to-equity ratio of 0.69:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating Activities	$(70,277,259)	$42,391,405
Investing Activities	(12,313,662)	(2,398,265)
Financing Activities	44,504,818	(10,067,101)

Net cash used in operating activities was $70.28 million during the year ended December 31, 2013, compared to $42.39 million provided by operating activities in the year ended December 31, 2012. The increase in net cash outflow was mainly from increases in sales type lease receivables by $62.01 million from the sale of Shenqiu Phase II system, Shanxi Datong Phase I systems, Pucheng Phase II project and Jitie project; however, this increase in cash outflow was partially offset by the increased net income including non controlling interest of $12.59 million. In addition, we paid $58.88 million for construction in progress for the Shanxi Datong Coal Group Power Generation Phase II project, Boxing Chengli project and Xuzhou Tianyu projects. The construction was considered an operating activity due to the similar nature of producing inventory for sale.

Net cash used in investing activities was $12.31 million for the year ended December 31, 2013, compared to $2.40 million outflow in the year ended December 31, 2012. The increase of net cash used in investing activities was mainly due to investment of $0.64 million in Fund Management Company and investment of $12.0 million in the Fund, and $503,363 from changes of restriced cash. In the year ended December 31, 2012, the cash outflow was due to the deposit of $2.39 million into a bank as restricted cash for the bank issuing the bank acceptances.

Net cash provided by financing activities was $44.50 million for the year ended December 31, 2013 compared to net cash used in financing activities of $10.07 million for the year ended December 31, 2012. The cash inflow in the year ended December 31, 2013 included $89.63 million of bank loan proceeds (including the proceeds from the HYREF Fund), which were offset by (i) $44.40 million repayment of bank loans, (ii) $1.29 million for the purchase of the non-controlling interest of the JV, (iii) $0.64 million in increased notes receivables, and (IV) $226,600 profit distribution to the non-controlling interest of the JV. In comparison, the cash outflow for the year ended December 31, 2012, resulted from (i) the repayment of a bank loan of $10.29 million, (ii) repayment of a long-term payable of $1.19 million, and (iii) a $2.94 million repayment to related parties, despite $4.75 million proceeds from a bank loan.

We believe we have sufficient cash to continue our current business through 2014 due to recurring receipts from sales-type leases in place. As of December 31, 2013, we have one (1) TRT system, one (1) CHPG system, five (5) recycling WHPG systems from the Erdos projects, four (4) BMPG systems (two for Pucheng and two for Shenqiu, two (2) WHPG systems for each of Zhongbao and Jitie, and two (2) BPRT systems for Shanxi Datong, all of which generate cash flows. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2014. In addition, we currently have 15 projects in operation with minimum monthly lease payments of RMB 17.79 million ($2.86 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2013 and 2014.

Transfers of Cash To and From our Subsidiaries

The PRC has currency and capital transfer regulations that require us to comply with regulations for the movement of capital. The Company is able to transfer cash (U.S. dollars) to its PRC subsidiaries through: (i) an investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a shareholder loan. Except as described below, the Company’s subsidiaries in the PRC have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its shareholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in that respect, as well as in others respects noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

With respect to transferring cash from the Company to its subsidiaries, increasing the Company’s registered capital in a PRC subsidiary requires the pre-approval of the local commerce department, while a shareholder loan requires a filing with the state administration of foreign exchange or its local bureau.

With respect to the payment of dividends, we note the following:

1.	PRC regulations currently permit the payment of dividends only out of accumulated profits, as determined in accordance with accounting standards and PRC regulations (an in-depth description of the PRC regulations is set forth below);

2.	Our PRC subsidiaries are required to set aside, at a minimum, 10% of their net income after taxes, based on PRC accounting standards, each year as statutory surplus reserves until the cumulative amount of such reserves reaches 50% of their registered capital;

3.	Such reserves may not be distributed as cash dividends;

4.	Our PRC subsidiaries may also allocate a portion of their after-tax profits to fund their staff welfare and bonus funds; except in the event of a liquidation, these funds may also not be distributed to shareholders; the Company does not participate in a Common Welfare Fund; and

5.	The incurrence of debt, specifically the instruments governing such debt, may restrict a subsidiary’s ability to pay shareholder dividends or make other cash distributions; and

6.	The Company is subject to covenants and consent requirements (presently, the Company has all consents necessary).

If, for the reasons noted above, our subsidiaries are unable to pay shareholder dividends and/or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments, engage in acquisitions, or undertake other activities requiring working capital may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries within China, will not be affected as long as the capital is not transferred in or out of the PRC.

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. In the event that the FIE’s statutory accounts are insufficient to satisfy this requirement, the FIE’s shareholders are required to contribute capital required to satisfy the registered capital requirement. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Xi’an TCH, Huahong, and Erdos TCH were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2013	2012
Unrestricted retained earnings	$50,603,291	$37,107,107
Restricted retained earnings (surplus reserve fund)	9,672,754	7,766,002
Retained earnings (including surplus reserve fund)	$60,276,045	$44,873,109

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

Contractual Obligations

Company’s contractual obligations as of December 31, 2013 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans payable	$14,925,618	$18,862,045	14
Long term payable	1,441,051	2,385,422	14
Entrusted loan	-	62,654,792	14
Total	$16,366,669	$83,902,259

The Company believes that it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short-term loans.

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, one 15MW WGPG and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

As of December 31, 2013, the two 3 MW BPRT systems were completed, and the Company paid $15.50 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $3.70 million for completing the Shanxi Datong Coal Group Power Generation projects. The Company expects to complete the projects by June 2014.

Boxing Chengli Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”), including a supplement agreement entered by the parties on July 26, 2013.

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees. Zhonghong will contract the operation of the system to a third party contractor that is mutually agreed to by Chengli. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in 12 months from the date the parties enter into a Technical Agreement. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be no less than 7,200 hours/year. Zhonghong has paid $22.96 million and is committed to pay additional $9.84 million for the Boxing project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ waste heat power generation systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in 14 months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also provided guarantee to purchase all the power generated by CDQ Waste Heat Power Generation system. Zhonghong has paid $24.60 million for Huayu project and $16.40 million for Tian’an project, and is committed to pay additional $8.20 million for Huayu project and $16.40 million for Tian’an project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation and Subsidiaries (the “Company” or “CREG”) as of December 31, 2013 and 2012 and the related consolidated statements of income and other comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Encino, California
March 20, 2014

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash & equivalents	$7,701,530	$45,004,304
Restricted cash	2,296,249	2,725,002
Accounts receivable	71,573	81,819
Current portion of investment in sales type leases, net	9,063,386	10,389,028
Interest receivable on sales type leases	765,010	912,467
Prepaid expenses	1,045,802	49,581
Other receivables	1,813,220	121,109
Notes receivable	656,071	-
Advance to related party	-	440,987
Prepaid interest on trust loans	-	816,164
Prepaid loan fees - current	83,649	81,139

Total current assets	23,496,490	60,621,600

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	125,474	202,848
Investment in sales type leases, net	175,441,561	118,021,435
Long term investment	738,513	-
Long term deposit	385,073	388,508
Property and equipment, net	44,243	68,305
Construction in progress	83,719,596	22,993,905

Total non-current assets	260,454,459	141,675,001

TOTAL ASSETS	$283,950,949	$202,296,601

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,642,662	$239,722
Notes payable - bank acceptances	5,740,622	3,659,216
Taxes payable	1,560,829	1,372,535
Accrued liabilities and other payables	1,517,191	1,534,829
Due to related parties	2,420,391	-
Deferred tax liability	1,442,317	2,471,925
Bank loans payable - current	14,925,618	13,523,188
Trust loans payable - current	-	31,421,526
Interest payable on trust loans	-	317,962
Cinda note payable	-	3,766,694
Accrued interest on Cinda note	-	383,929
Interest payable on entrusted loans	287,887	-
Current portion of long term payable	1,441,051	1,292,185

Total current liabilities	31,978,568	59,983,711

NONCURRENT LIABILITIES
Deferred tax liability, net	11,884,068	6,565,618
Refundable deposit from customers for systems leasing	1,164,526	588,656
Long term payable	2,385,422	3,711,658
Bank loans payable	18,862,045	12,091,321
Entrusted loan payable	62,654,792	-

Total noncurrent liabilities	96,950,852	22,957,253

Total liabilities	128,929,421	82,940,964

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 60,910,058 and 50,224,350 shares issued and outstanding as of December 31, 2013 and 2012 respectively	60,910	50,225
Additional paid in capital	78,130,053	58,501,642
Statutory reserve	9,672,754	7,766,002
Accumulated other comprehensive income	16,209,403	11,554,225
Retained earnings	50,603,291	37,107,107

Total Company stockholders' equity	154,676,411	114,979,201

Noncontrolling interest	345,117	4,376,436

Total equity	155,021,528	119,355,637

TOTAL LIABILITIES AND EQUITY	$283,950,949	$202,296,601

CHINA RECYCLING ENERGY CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2013	2012

Revenue
Sales of systems	$62,013,135	$-
Contingent rental income	1,180,055	1,245,805

Total revenue	63,193,190	1,245,805

Cost of sales
Cost of systems	47,847,313

Total cost of sales	47,847,313	-

Gross profit	15,345,877	1,245,805

Interest income on sales-type leases	19,344,855	18,234,020

Total operating income	34,690,732	19,479,825

Operating expenses
General and administrative	4,160,742	2,693,248
Loss on project termination	-	2,968,964
Total operating expenses	4,160,742	5,662,212

Income from operations	30,529,990	13,817,613

Non-operating income (expenses)
Interest income	226,772	199,301
Interest expense	(6,718,729)	(9,246,975)
Changes in fair value of conversion feature liability	-	1,127,400
Other income (expenses)	(1,335,626)	247,418

Total non-operating expenses, net	(7,827,583)	(7,672,856)

Income before income tax	22,702,407	6,144,757
Income tax expense	6,886,601	2,922,253

Income before noncontrolling interest	15,815,806	3,222,504

Less: Income (loss) attributable to noncontrolling interest	186,270	(184,491)

Net income attributable to China Recycling Energy Corp	15,629,536	3,406,995

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corp	4,655,178	270,035
Foreign currency translation gain attributable to noncontrolling interest	3,592	10,357

Comprehensive income attributable to China Recycling Energy Corp	$20,284,714	$3,677,030

Comprehensive income (loss) attributable to noncontrolling interest	$189,862	$(174,134)

Basic weighted average shares outstanding	53,850,289	47,560,416
Diluted weighted average shares outstanding *	54,383,418	51,037,255

Basic earnings per share	$0.29	$0.07
Diluted earnings per share *	$0.29	$0.07

* Interest expense accrued on convertible notes is added back to net income for the computation of diluted EPS.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$15,815,806	$3,222,504
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	(62,013,135)	-
Shares issued for system purchase	16,481,108	-
Loss on project termination	-	2,968,964
Depreciation and amortization	49,001	50,339
Amortization of prepaid loan fees	82,070	80,792
Amortization of discount related to beneficial conversion feature of convertible note	-	2,140,050
Changes in fair value of conversion feature liability	-	(1,127,400)
Stock options and warrants expenses	-	89,252
Changes in deferred tax	3,933,596	1,000,411
Changes in assets and liabilities:
Interest receivable on sales type lease	172,368	1,510,166
Collection of principal on sales type leases	10,874,735	8,190,346
Prepaid expenses	(150,383)	95,979
Accounts receivable	12,537	18,997,219
Other receivables	(1,153,941)	412,918
Construction in progress	(58,881,561)	6,542,060
Accounts payable	4,281,365	(652,075)
Taxes payable	143,084	(1,570,961)
Interest payable	(39,157)	(28,075)
Accrued liabilities and other payables	(47,957)	252,987
Accrued interest on convertible notes	(383,929)	215,929
Long term refundable deposit from customers	547,134	-

Net cash provided by (used in) operating activities	(70,277,259)	42,391,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	503,363	(2,396,515)
Acquisition of property & equipment	(23,321)	(1,750)
Long term investment	(12,793,704)	-

Net cash used in investing activities	(12,313,662)	(2,398,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	(643,687)	82,376
Proceeds from loans	89,633,420	4,752,475
Repayment of loans	(44,399,439)	(10,297,030)
Long term payable	(1,307,011)	(1,189,431)
Contribution from noncontrolling interest	400,695	-
Distribution to acquire noncontrolling interest	(226,600)	-
Purchase of noncontrolling interest share	(1,287,374)	-
Advance to related parties	-	(479,686)
Advance from related parties	2,334,814	(2,935,805)

Net cash provided by (used in) financing activities	44,504,818	(10,067,101)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	783,328	129,012

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(37,302,774)	30,055,051
CASH & EQUIVALENTS, BEGINNING OF YEAR	45,004,304	14,949,253

CASH & EQUIVALENTS, END OF YEAR	$7,701,530	$45,004,304

Supplemental cash flow data:
Income tax paid	$3,326,464	$3,427,582
Interest paid	$14,294,572	$9,754,133

Supplemental disclosure of non-cash financing activities

Conversion of convertible debt into common shares	$-	$3,000,000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Other comprehensive income	Accumulated retained earning	Total	Noncontrolling interest

Balance at January 1, 2012	46,474,350	$46,475	$55,416,140	$7,051,843	$11,284,190	$34,414,271	$108,212,919	$4,550,570

Conversion of convertible note	3,750,000	3,750	2,996,250	-	-	-	3,000,000	-

Compensation related to stock options and warrants	-	-	89,252	-	-	-	89,252	-

Net income for year	-	-	-	-	-	3,406,995	3,406,995	(184,491)

Transfer to statutory reserves	-	-	-	714,159	-	(714,159)	-	-

Foreign currency translation gain	-	-	-	-	270,035	-	270,035	10,357

Balance at December 31, 2012	50,224,350	50,225	58,501,642	7,766,002	11,554,225	37,107,107	114,979,201	4,376,436

Shares issued for system purchase	8,766,547	8,767	16,472,341	-	-	-	16,481,108	-

Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	403,618

Exercise of stock options	1,892,672	1,893	-	-	-	-	1,893	-
		-
Exercise of warrants	26,489	26	-	-	-	-	26	-

Net income for year	-	-	-	-	-	15,629,536	15,629,536	186,270

Transfer to statutory reserves	-	-	-	1,906,752	-	(1,906,752)	-	-

Purchase of noncontrolling interest of Erdos TCH	-	-	3,156,069	-	-	(226,600)	2,929,469	(4,624,799)

Foreign currency translation gain	-	-	-	-	4,655,178	-	4,655,178	3,592

Balance at December 31, 2013	60,910,058	$60,910	$78,130,053	$9,672,754	$16,209,403	$50,603,291	$154,676,411	$345,117

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, sells and leases energy saving systems and equipment to its customers.

The Company, through its subsidiaries, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”), Xi’an TCH Energy Technology Co., Ltd (“Xi’an TCH”) and Huahong New Energy Technology Co, Ltd (“Huahong”), provides energy saving solution and services, including selling and leasing energy saving systems and equipment to customers.

On February 1, 2007, Shanghai TCH, entered into two top gas recovery turbine (“TRT”) systems projects, for the design, construction, installation and operation of TRT projects for each of Zhangzhi Iron and Steel Holdings Ltd. (“Zhangzhi”) and Xingtai Iron and Steel Company, Ltd. (“Xingtai”). These two projects were both completed and put into operation in 2007. The Xingtai power generation system lease term expired in January 2012, at which time the system was transferred to Xingtai.

In November 2007, Shanghai TCH signed a cooperative agreement with Shengwei Group to build two sets of 12MW pure low temperature cement waste heat power generator (“CHPG”) systems for Shengwei’s two 2,500-tons-per-day cement manufacturing lines in Jing Yang and for a 5,000-tons-per-day cement manufacturing line in Tong Chuan. At the end of 2008, construction of the CHPG system located in Tong Chuan was completed and put into operation. On June 29, 2009, construction of the CHPG system located in Jing Yang was completed and put into operation. In December 2013, the CHPG system in Tong Chuan reached maturity of the lease term, and the system was transferred to Shengwei.

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV is Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd with a term of twenty (20) years. Total investment for the project is estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will each receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Pucheng Biomass Power Generation (“BMPG”) Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”).  Under this lease agreement, Xi’an TCH leased a set of 12MW biomass power generation (“BMPG”) systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of fifteen (15) years.

On September 5, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 5, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3,800,000 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025, and the lease agreement for the 12MW station from Pucheng Phase I project terminated upon the execution of the Pucheng Lease on September 1, 2013. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation (“WHPG”) Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of December 31, 2013, Xi’an TCH had not yet commenced the CDM application process.

Shenqiu Yuneng Biomass Power Generation (“BMPG”) Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H Biomass Power Generation System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW biomass power generation systems (after Xi’an TCH converted the system for biomass power generation purposes). As consideration for the biomass power generation systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW biomass power generation systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqui Phase II Project”). The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW TRT systems, one 15MW WGPG system and two 1MW steam power generation systems, with a total of 23MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five (5) years, $0.16 (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

The Fund Management Company

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the ”Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million (approximately $76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation (“WHPG”) Projects

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed twelve (12) months from the date the parties enter into a Technical Agreement. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million (approximately $33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Zhonghong entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million (approximately $33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ” and Waste Heat Power Generation Energy Management Cooperative Agreement (the “Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. ( “Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ waste heat power generation system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement (with Tangshan Rongfeng Iron & Steel Co., Ltd. (“Rongfeng”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ waste heat power generation system and sell the power to Rongfeng. The construction period of the Project is expected to be 18 months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kilowatt hour (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years (including 5 years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year).

Summary of 2013 Sales and Sales-Types Leases

As of December 31, 2013, Xi’an TCH leased TRT systems to Zhangzhi with terms of 13 years; and leased CHPG systems to Jing Yang Shengwei for 5 years, BMPG systems to Pucheng Phase I and II for 15 and 10 years respectively, BMPG systems to Shenqiu Phase I for 11 years and Shenqiu Phase II for 9.5 years, WHPG system of Zhongbao for 9 years, WHPG systems of Jitie for 24 years, and Shanxi Datong two TRT systems for 30 years, and Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five projects) for 20 years

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2013 and 2012, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company finances construction of waste energy recycling power generating.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

Contingent Rental Income

The Company records income from actual electricity usage in addition to minimum lease payments of each project as contingent rental income in the period contingent rental income is earned.  Contingent rent is not part of minimum lease payments.

Cash and Equivalents

Cash and equivalents includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three (3) months or less as of the purchase date of such investments.

Accounts Receivable

As of December 31, 2013 and December 31, 2012, the Company had accounts receivable of $71,573 and $81,819, respectively, from contingent rental income.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2013 and 2012.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2013 and 2012, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

Non-Controlling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of income and other comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 inputs to the valuation methodology are unobservable and significant to FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of December 31, 2013, the Company’s long-term debt obligations consisted of the following: (i) bank loans payable of $18.86 million, (ii) a long-term payable for a sale-leaseback transaction of $2.39 million, and (iii) entrusted loan of $62.65 million. As of December 31, 2012, the Company’s long-term debt obligations consisted of (i) bank loans payable of $12.09 million and (ii) a long-term payable for a sale-leaseback transaction of $3.71 million.

FV measurements and approximations for certain financial instruments are based on what a reporting entity would likely have to pay to transfer the financial obligation to an entity with a comparable credit rating. The Company’s bank loans and trust loans payable are privately held (i.e., nonpublic) debt; therefore, pricing inputs are not observable. For this reason, the Company classified bank loans and trust loans payable as a Level 3 FV measurement in the valuation hierarchy.

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

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $2.39 million described above (See Note 14).

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718 and 505).  The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012:

	2013	2012
Net income for common shares	$15,629,536	$3,406,995
Interest expense on convertible notes*	-	383,929
Net income for diluted shares	$15,629,536	$3,622,924

Weighted average shares outstanding – basic	53,850,289	47,560,416
Effect of dilutive securities:
Convertible notes	-	2,663,934
Options granted	533,129	812,905

Warrants granted	-	-

Weighted average shares outstanding – diluted	54,383,418	51,037,255
Earnings per share – basic	$0.29	$0.07
Earnings per share – diluted	$0.29	$0.07

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

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s annual consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leased TRT system to Zhangzhi with terms of 13 years; and leased CHPG systems to Jing Yang Shengwei for 5 years, BMPG systems to Pucheng Phase I and II for 15 and 10 years respectively, BMPG systems to Shenqiu Phase I for 11 years and Shenqiu Phase II for 9.5 years, WHPG system of Zhongbao for 9 years, WHPG systems of Jitie for 24 years, and Datong two TRT systems for 30 years, and Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five projects) for 20 years:

	2013	2012
Total future minimum lease payments receivable	$560,187,391	$380,608,263
Less: executory cost	(134,447,605)	(113,529,216)
Less: unearned interest income	(241,234,839)	(138,668,584)
Net investment in sales - type leases	184,504,947	128,410,463
Current portion	9,063,386	10,389,028
Noncurrent portion	$175,441,561	$118,021,435

As of December 31, 2013, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$42,518,204
2015	39,462,788
2016	39,462,788
2017	39,462,788
2018	39,369,967
Thereafter	359,910,856
Total	$560,187,391

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of December 31, 2013 and 2012 was $2,296,249 and $2,725,002 (of which, $954,578 was deposited as a principal-guaranteed financial investment product with a term of six months at December 31, 2012), respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($74 million) funding project. Before the Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the Fund no longer has an ownership interest in Zhonghong. The Company prepaid consulting expense for the Fund of $1.5 million, and amortized $616,866 prepaid consulting expense during the year ended December 31, 2013.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of December 31, 2013, the Company had construction in progress of $83.72 million, including $17.01 million for Shanxi Datong Coal Group one 15MW WGPG and two 1MW steam power generation projects; $25.54 million for Xuzhou Huayu project, $17.19 for Xuzhou Tian’an project and $23.98 million for Shandong Boxing project. As of December 31, 2012, the Company had construction in progress of $19.27 million for Shanxi Datong Coal Group two 3 MW TRT systems and $3.72 million for Shenqiu Project Phase II. Shenqiu Project Phase II was completed at the end of March 2013. The two 3 MW TRT systems of Shanxi Datong project were completed and sold in the second quarter of 2013. As of December 31, 2013, the Company was committed to pay an additional $3.77 million for the Shanxi Datong Coal Group Power Generation project, $8.20 million for Xuzhou Huayu project, $16.40 million for Xuzhou Tian’an project, and $9.84 million for Shandong Boxing project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Income	$806,231	$689,532
Business	316,486	257,378
VAT arising from transfer WGPG to Shenmu	393,643	381,832
Other	44,470	43,793
	$1,560,829	$1,372,535

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Employee training, labor union expenditure and social insurance payable	$521,373	$372,521
Consulting, auditing, and legal expenses	403,860	618,957
Accrued payroll and welfare	318,871	291,310
Accrued system maintenance expense	49,205	47,729
Other	223,882	204,312
Total	$1,517,191	$1,534,829

9.  RELATED PARTY TRANSACTIONS

As of December 31, 2013, due to related parties totaled $2,420,391, including $2,379,734 advance from the Company’s CEO which was repaid in February 24, 2014; and $40,657 in advances from the Company’s management, which bore no interest, and were payable on demand.

As of December 31, 2012, advances to related parties totaled $440,987, including $481,863 to Erdos, as a receivable for maintenance fee and tax expense, net of a $40,876 in advances from the Company’s management, which bore no interest, and were payable on demand.

Erdos TCH sold all power generation stations through sales type leases to Erdos Metallurgy Co., Ltd., the non-controlling interest holder, Erdos Metallurgy sold all its ownership shares in Erdos TCH to Xi’an TCH; as a result Erdos Metallurgy is no longer a related party (See note 1).

10. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“HHVC”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity Method. The Company recorded $162,956 equity based investment income during the year ended December 31, 2013; however it was eliminated with financial fee of Xi’an TCH as 100% of Fund Management Company’s revenue is from Xi’an TCH’s financial fee. Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company for initiating and completion of the Fund financing for the Company.

On July 18, 2013, Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”) was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($12.30 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund by Xi’an TCH.

11. NONCONTROLLING INTEREST

“Non-controlling interest” was a 7% equity interest of Erdos TCH (the “JV”) owned by Erdos Metallurgy Co., Ltd. (“Erdos”). According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos would receive 80% and 20%, respectively, of the profit from the JV, until Xi’an TCH has received the complete return of its investment. Xi’an TCH and Erdos would then receive 60% and 40%, respectively, of the profit from the JV.

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an will pay Erdos Metallurgy $1.29 million (RMB 8 million) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH distributed 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy up to June 30, 2013, in accordance with the supplementary agreement entered on August 6, 2013.  In July 2013, Xi’an paid $1.29 million (RMB 8 million) to Erdos Metallurgy, and in August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) in the amount of $226,000 to Erdos Metallurgy.

On July 15, 2013, Xi’an TCH with Hongyuan Investment Center jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong while Investment Center owns 10% of Zhonghong as noncontrolling interest of Zhonghong.

In addition, the Investment Center was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 10, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate noncontrolling interest (Investment Center) in Zhonghong became 8.3%.

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

As of December 31, 2013 and 2012, deferred tax liability consisted of the following:

	2013	2012
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$70,551	$48,453
Deferred tax asset — noncurrent (depreciation of fixed assets)	31,308,695	22,933,886
Deferred tax liability — noncurrent (net investment in sales-type leases)	(43,263,314)	(29,547,957)
Deferred tax liability, net of deferred tax asset – noncurrent	$(11,884,068)	$(6,565,618)
Deferred tax liability — current (net investment in sales-type leases)	$(1,442,317)	$(2,471,925)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2013 and 2012 was 25%. Xi’an TCH’s effective income tax rate in 2012 until August was 15% as a result of its high tech enterprise status that was approved by the taxing authority. The 15% rate expired in August 2012, and Xi’an TCH’s effective income tax rate became 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for 3 years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2013 and 2012 was 25%.  Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of December 31, 2013, had net operating loss (“NOL”) carry forwards for income taxes of $12.14 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $24.58 and $9.1 million for the years ended December 31, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2013, $81.04 million of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of approximately $16.50 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for years ended December 31, 2013 and 2012, respectively:

	2013	2012
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.7)%	(13.4)%
Effective tax holiday	(9.5)%	(8.3)%
Non tax-deductible expense	3.0%	5.6%
Effect of tax rate change on deferred tax items	9.7%	-
Valuation allowance on PRC NOL	-%	18.7%
Valuation allowance on US NOL	2.8%	10.9%
Tax per financial statements	30.3%	47.6%

The provision for income taxes expense for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012
Income tax expense - current	$2,953,005	$1,921,842
Income tax expense - deferred	3,933,596	1,000,411
Total income tax expenses	$6,886,601	$2,922,253

14. LOANS PAYABLE

Collective Capital Trust Plan

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. (the “Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (the “Capital Trust Plan”) pursuant to that certain Capital Trust Loan Agreement, dated November 19, 2009, by and between Erdos TCH and the Beijing Trust (the “Capital Trust Agreement”). All amounts raised under the Capital Trust Plan were loaned to Erdos TCH in connection with its WHPG projects Phase II and Phase III construction and operation.

Under the Capital Trust Agreement, the annual base interest rate was 9.94% for A1 preferred trust fund units with a term of two (2) years, 11% for A2 preferred trust fund units with a term of three (3) years, 12.05% for A3 preferred trust fund units and 8.35% for the category B secondary trust fund units, each with a term of four (4) years. Erdos TCH provided a lien on its equipment, assets and accounts receivable to guarantee the loans under the Capital Trust Agreement. Xi’an TCH and Mr. Guohua Ku, the CEO, the Chairman of the Company’s Board of Directors and a major shareholder, provided unconditional and irrevocable joint liability guarantees to the Beijing Trust for Erdos TCH’s performance under the Capital Trust Agreement. Erdos (the former minority shareholder and customer of Erdos TCH) provided a commitment letter on minimum power purchase from Erdos TCH.

The Capital Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, including (i) 13,750,000 B1 units ($2.0 million) purchased by the management of Erdos TCH; (ii) 1,600,000 ($235,600) A1 units and (iii) 46,250,000 B2 units ($7.4 million) purchased by Xi’an TCH, which was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. The net loan payable under the Capital Trust Plan was $0 and $31.4 million (RMB 197,500,000) as of December 31, 2013 and 2012, respectively. On behalf of Erdos TCH, Xi’an TCH paid in full to Beijing Trust for the Trust Loan in December 2013 except the principal of RMB 46.25 million ($7.59 million) that was previously invested by Xi’an TCH to the Trust Loan plus accumulated interest of RMB 2,775,000 ($0.46 million), and RMB 7,650,000 ($1.25 million) that was previously invested by Mr. Guoha Ku to the Trust Loan plus accumulated interst of RMB 459,000 ($75,000), remained as outstanding liability of Erdos TCH. Beijing Trust transferred credit rights of the above outstanding balances to Xian TCH and Mr. Guoha Ku. In addition, Xi’an TCH assumed liability of Edros TCH to pay Mr. Ku. The outstanding liability of Erdous TCH to Xi’an TCH was eliminated in the consolidation. The related management incentive benefit and Clean Development Mechanism under the Kyoto Protoco were terminated accordingly without further execution as a result of repayment to Beijing Trust.

Entrusted Loan Payable

 The newly established Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new coke dry quenching (CDQ) waste heat power generation projects. The Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment; in return for such investments, the Fund will receive an interest payment from Zhonghong for the Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan shall be deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and will be jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong shall be opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ waste heat power generation systems, and a 27,000,000 RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Company’s CEO.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. As of December 31, 2013, the entrusted loan payable had an outstanding balance of $74.96 million, of which, $12.3 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.3 million with the long-term investment to the Fund made by Xi’an TCH. For the year ended December 31, 2013, the Company recorded interest expense of $1,126,396 on this loan.

Bank Loans - Industrial Bank

Xi’an TCH entered into an agreement with Industrial Bank Co., Ltd., Xi’an Branch (the “Industrial Bank”) for a loan designed for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for three (3) years from April 6, 2010 to April 5, 2013. The loan had a floating interest rate that reset at the beginning of each quarter at 110% of the national base interest rate for the same term and same level loan (then 6.77%).  The loan agreement contained standard representations, warranties and covenants, and was guaranteed by Xi’an TCH, Shaanxi Shengwei Construction Material Group and Mr. Guohua Ku. The principal was paid in full at maturity.

On March 31, 2011, Xi’an TCH entered into another loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for three (3) years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of December 31, 2013, this loan had an outstanding balance of $0.98 million, which is to be repaid within one (1) year.

The loan was originally pledged with the system and revenue of the ZhongBao project. In June 2011, the ZhongBao project systems were sold to and leased back from Cinda Financial Leasing Co., Ltd. (“Cinda Financial”). The Company engaged a third party guarantee company as the guarantor for this loan, which was approved by the Industrial Bank in July 1, 2011. The loan included the following covenants: (i) maintain the current assets and net assets not less than $79 million (RMB 500 million); (ii) assets to liability ratio not less than 80%; and (iii) the current ratio not less than 1. In the first quarter of 2011, the Company received a waiver letter from the Lender waiving all covenants.

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130,000,000) to Xi’an TCH for four years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of December 31, 2013, this loan had outstanding balance of $11.48 million, of which, $6.56 million was to be repaid within one year and was classified as current liability, and $4.92 million will be repaid after one year and was classified as noncurrent liability.

On October 9, 2013, Xi’an TCH entered the fourth loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100,000,000) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3,750,000) for 2014, $1,025,111 (RMB 6,250,000) for 2015, and $1,230,133 (RMB 7,500,000) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by Erdos accounts receivable and projects systems and Mr. Guohua Ku. As of December 31, 2013, this loan had outstanding balance of $16.4 million, of which, $2.46 million was to be repaid within one year and was classified as current liability, and $13.94 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

During the first quarter of 2012, Xi’an TCH entered into an agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for one (1) year with maturity on March 1, 2013. The monthly interest rate of the loan was 0.60133%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid the third party guarantee company $119,322 (RMB 750,000) as a re-guarantee service fee. This loan was repaid at maturity.

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for one (1) year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee.

As of December 31, 2013, the future minimum repayment of all the bank loans and entrusted loan to be made by years was as follows:

2014	$14,925,618
2015	9,020,978
2016	50,845,511
2017	21,322,312
2018	328,036
Total	$96,442,455

Financing Agreement- - Sale Lease-Back Transaction (Long Term Payable)

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Cinda Agreement”) with Cinda Financial, an affiliate of China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda HK”).

Under the Cinda Agreement, Xi’an TCH transferred its ownership of (i) a set of 7MW steam turbine waste heat power generation systems and (ii) four furnaces and ancillary apparatus ((i) and (ii) collectively, the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for five (5) years for $8.15 million (RMB 51.54 million) based on the transfer cost and benchmark interest rate for five (5) year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%). The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB 4,250) to acquire the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB 2,594,998).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the years ended December 31, 2013 and 2012, $82,070 (RMB 510,000) and $80,792 (RMB 510,000) was amortized. The unamortized portion was recorded as prepaid loan fees of $83,649 and $125,474 into current and non-current portions, respectively, as of December 31, 2013.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to September 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of December 31, 2013, the Company made repayments of $4,255,949 to Cinda Financial.

As of December 31, 2013, the future minimum payment to be made by years was as follows:

2014	$1,702,503
2015	1,702,503
2016	851,252

Total	4,256,258
Unamortized interest	(429,785)
Total long term payable	3,826,473
Current portion	1,441,051
Noncurrent portion	$2,385,422

15.  NOTE PAYABLE

Loan Agreement with Cinda HK and its Affiliate

On August 18, 2010, the Company and its wholly-owned subsidiaries Sifang Holdings, Shanghai TCH and Xi’an TCH entered into a Notes Purchase Agreement (the “Cinda HK Note Agreement”) with Cinda HK. Under the terms of the Cinda HK Note Agreement, the Company issued Cinda HK two tranches of convertible notes (the “Cinda HK Notes”), each having a principal amount equal to the US Dollar equivalent of RMB 50 million.

Under the Cinda HK Note Agreement, the Cinda HK Notes shall be issued before August 18, 2011.  The Cinda HK Notes mature three (3) years from the date of the issuance of the first tranche.  Each Cinda HK Note bears interest at a rate equal to that of PBOC base interest rate for the relevant interest period (the period commencing on and including January 1 of each year and ending on and including December 31 of such year) plus 2%.  If Cinda HK does not convert or fully convert the Cinda HK Notes to shares prior to maturity, the Company will pay the difference between the interest rate described above and 18% on the outstanding amount. As collateral for the notes, Mr. Ku, CEO of the Company entered into a Share Pledge Agreement with Cinda HK dated as of August 18, 2010, to pledge each 4,500,000 shares of the Company’s common stock held by him to secure the first Cinda HK Note and the second note before its issuance, respectively.

Each Cinda HK Note had a conversion price at the lower of (i) $2.46 per share or (ii) an amount equal to the Company’s EPS based upon the consolidated earnings of the Company for 2010 on a weighted average fully diluted basis, multiplied by seven.  The Cinda HK Notes had a contingent BCF which will be recorded when the contingency is resolved.

Also on August 18, 2010, Xi’an TCH and China Jingu International Trust Co. Ltd. (“Jingu”), an affiliate of Cinda entered into a Capital Trust Loan Agreement (the “Trust Loan Agreement”), whereby Jingu would raise 100 million RMB ($16 million) under a Jingu CREG Recycling Economy No. 1 Collective Fund Trust Plan (the “Trust Plan”) and lend such amount under the Trust Plan to Xi’an TCH (the “Jingu Loans”).  If the Jingu Loans under the Trust Loan Agreement did not occur, then the principal amount of the Cinda HK Notes to be issued in each tranche would be the US dollar equivalent of RMB 100 million.  In connection with the Trust Loan Agreement, the Company also entered into an Exchange Rights Agreement pursuant to which the Jingu Loans could be exchanged (on the same terms as the Cinda HK Notes can be converted) for shares of the Company’s common stock which can in turn be registered under the Registration Rights Agreement. All proceeds from the Cinda HK Notes and the Jingu Loans were to be used to complete the Phases IV and V of the Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) project.

The term of the Jingu Loans was for three (3) years from the date of the first draw. The interest rate for the Jingu Loans was the PBOC three (3) year loan base interest rate plus two percent (2%). If the Jingu Loans were not exchanged for shares of the common stock of the Company as described below prior to maturity, Xi’an TCH agreed to pay the difference between the interest rate described above and 18% on the outstanding amount. Under the Trust Loan Agreement and separate agreements entered into by Jingu, Erdos TCH, Shanghai TCH, Xi’an TCH and Mr. Guohua Ku on August 18, 2010, (a) Erdos TCH pledged the accounts receivable, equipment and assets of its Phases IV and V projects to Jingu as a guarantee to the Jingu Loans, (b) Xi’an TCH pledged its 80% equity in Erdos TCH to Jingu as a guarantee to the Jingu Loans, (c) Shanghai TCH provided a joint liability guarantee to Jingu for the Jingu Loans, and (d) Mr. Guohua Ku provided his personal joint liability as security for the Jingu Loans.

On December 30, 2010, the Company received $7,533,391 (RMB 50,000,000) from the first tranche of the Jingu Loans. On January 30, 2011, the Company received another $7,533,391 (RMB 50,000,000) from the first tranche convertible Note. Under ASC 815 – Derivatives and Hedging, the FV of the conversion option was a derivative that was bifurcated and treated as liability at the date of inception. The conversion feature was accounted for at December 31, 2011 and 2010 using the conversion price of $2.46. The conversion feature was akin to a call option, therefore, the Black-Scholes option pricing model was used by using the maximum conversion price of $2.46 as the strike price. Since the conversion option was an embedded derivative and was bifurcated from the host contact, BCF analysis was not required. The FV of the conversion feature was recorded as a liability and was marked to market until the conversion rate was set. As the loan had a reset clause in the event the Company issued shares below the conversion price, it was to be treated as a liability as long as the loan was outstanding. The unamortized discount due to conversion feature continued to be amortized over the term of the loan.

On December 9, 2011, the Company, Cinda and Mr. Guohua Ku, the Chairman, CEO and a major shareholder of the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Notes Purchase Agreement which was dated August 18, 2010. Pursuant to the terms of the Supplemental Agreement, the Company and Cinda terminated the transaction of the second tranche of RMB 50 million of the convertible note under the Note Agreement. The Company and Cinda also agreed that the Company redeem the outstanding convertible note at the U.S. Dollar amount equivalent to RMB 25 million each on December 30, 2011 and November 30, 2012, respectively, plus accrued interest at 18% (the “Redemption Interest Rate”) up to the applicable Redemption Date, minus any interest already accrued and paid (together with the Redemption Principal Amount, the “Redemption Price”). There was an additional 5% interest rate on any default in payment of the Redemption Price and due on demand. The interest on the Redemption Principal Amount due on November 30, 2012 (the “Second Redemption Principal Amount”) accrued at 18%. On December 9, 2011, Mr. Ku executed a Certificate for additional collateral to pledge an additional 1.5 million shares of common stock of the Company that he owns as collateral to Cinda to secure the unpaid note.

Xi’an TCH redeemed $3.97 million (RMB 25 million) and interest of $1.13 million (RMB 7.14 million) for the Cinda HK Notes on December 30, 2011 per the Supplemental Agreement described above. Xi’an TCH redeemed 1st 50% of remaining RMB 25 million on June 20, 2012, and the other 50% of remaining RMB 25 million was due on November 30, 2012; however, upon request from Cinda, the November 30, 2012 date was extended and repaid in full in August 2013.

During 2012, the Company amortized $2,140,050 from the unamortized discount due to the conversion feature of the remaining RMB 25 million. As of December 31, 2012, there was no derivative liability as the Company redeemed half of the outstanding convertible notes at December 30, 2011 and redeemed the remaining half at a future date, plus accrued interest at 18%. During the year ended December 31, 2013, the Company recorded interest expense of $487,080 on the $3.76 million (the remaining RMB 25 million) of Cinda HK Note at 18%.

In addition, on December 9, 2011, Xi’an TCH and Jingu, an affiliate of Cinda also entered into a Supplemental Agreement (the “Jingu Agreement”) to the Capital Trust Loan Agreement. Pursuant to the terms of the Jingu Agreement, Xi’an TCH repaid $7.94 million (RMB 50 million) and interest of $1.00 million (RMB 6.45 million) to Jingu on December 16, 2011.

As of December 31, 2013, the Cinda HK Note including interest was repaid in full.

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three years and have a life of five years. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock options granted by the Board of Directors of the Company (the “Board”) on August 4, 2008. On August 20, 2013, the Board further approved and provided the Employee Recipients (stock options granted to purchase shares of common stock of the Company in its resolutions on November 12, 2009 and August 12, 2010) cashless exercise elections. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

X =  Y (A-C)

A

Where	X =	the number of shares of Common Stock to be issued to the holder
	Y =	the number of shares of stock option or, if only a portion of the stock option is being exercised, the portion of the option being canceled
	A =	the Fair Market Value of one share of Common Stock as defined below
	C =	Stock Option Exercise Price

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, the Employee Recipients exercised 2,650,000 shares of stock options (granted on August 4, 2008) into 1,887,411 shares of the Company’s common stock.

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to 36 managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan. According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets its minimum revenue and earnings goals in the Company’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010; and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2012 which is set out and decided by the Compensation Committee, such vesting is to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2012.  The options may only be exercised to the extent that such options have become vested and exercisable.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2012	4,466,667	$1.64	2.34
Exercisable at January 1, 2012	3,675,333	1.35	2.07
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,334	-	-
Outstanding at December 31, 2012	3,733,333	1.36	1.09
Exercisable at December 31, 2012	3,733,333	1.36	1.09
Granted	-	-	-
Exercised	2,650,000	0.80	-
Forfeited	60,000	-	-
Outstanding at December 31, 2013	1,023,333	2.85	1.40
Exercisable at December 31, 2013	1,023,333	$2.85	1.40

2,650,000 (cashless exercise) and 0 shares of options were exercised during the years ended December 31, 2013 and 2012.

The Company recorded $0 and $89,252 compensation expense for stock options to employees during the years ended December 31, 2013 and 2012, respectively.

Options that were vested and exercisable at December 31, 2013 were 1,023,333 shares, weighted average exercise price of $2.85, no intrinsic value, and weighted-average remaining contractual term of 1.40 years. Options that were expected to vest at December 31, 2013 were 0 shares.

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

On October 7, 2010, our Board approved the increase in its size from seven to nine members as a result of entering the Jingu Loans and Cinda HK Notes on August 18, 2010. At the same time, our Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) subject to shareholder approval at the upcoming 2014 annual meeting of shareholders, the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010 (the “Director Stock Options”). The Director Stock Options vested and will become exercisable upon shareholder approval; the options have a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000.

The Director Stock Options did not include a cashless exercise right clause. Former Director Sean Shao’s stock options were fully vested and exercisable before his decision of not standing for re-election at the Company’s annual shareholders meeting in June 2011; Former Director Robert Chanson’s stock options were fully vested and exercisable before his decision of not standing for re-election at the Company’s annual shareholders meeting in May 2012. On August 20, 2013, the Board approved and provided the Director Recipients cashless exercise elections to the Director Stock Options. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

X =  Y (A-C)

A

Where	X =	the number of shares of common stock to be issued to the holder
	Y =	the number of shares of stock option or, if only a portion of the stock option is being exercised, the portion of the option being canceled
	A =	the Fair Market Value of one share of common stock as defined below
	C =	Stock Option Exercise Price

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2012	210,000	$2.60	3.05
Exercisable at January 1, 2012	210,000	2.60	3.05
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	210,000	2.60	2.05
Exercisable at December 31, 2012	210,000	2.60	2.05
Granted	-	-	-
Exercised	10,000	1.85	-
Forfeited	-	-	-
Outstanding at December 31, 2013	200,000	2.64	1.05
Exercisable at December 31, 2013	200,000	$2.64	1.05

10,000 (cashless exercise) and 0 shares of options were exercised during the years ended December 31, 2013 and 2012.

 Options that were vested and exercisable at December 31, 2013 were 200,000 shares, weighted average exercise price of $2.64, no intrinsic value, and weighted-average remaining contractual term of 1.05 years.

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants were classified as equity instruments and were exercisable into a fixed number of common shares. There was no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. On August 6, 2013, the 50,000 warrants were exercised into 26,489 shares of the Company’s common stock through cashless exercise.

The following table summarizes activity for the warrants to certain investor relations IR firms:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2012	50,000	$1.50	2.75
Exercisable at January 1, 2012	50,000	1.50	2.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	50,000	1.50	1.75
Exercisable at December 31, 2012	50,000	1.50	1.75
Granted	-	-	-
Exercised	50,000	1.50	-
Forfeited	-	-	-
Outstanding at December 31, 2013	-	-	-
Exercisable at December 31, 2013	-	$-	-

50,000 (cashless exercise) and 0 shares of warrants were exercised during the years ended December 31, 2013 and 2012.

17. SHAREHOLDERS’ EQUITY

Shares Issued for Asset Transfer

On September 5, 2013, Xi’an TCH entered into the Pucheng Transfer Agreement described in Note 1, which provided for the sale to Xi’an TCH of a set of 12 MW biomass power generation systems with completion of system transformation from Pucheng. As consideration for the biomass power generation systems, Xi’an TCH agreed to pay Pucheng RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013.

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2013.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2013

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($ 959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 45,990,396 ($6,916,300)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 12,052,401 ($1,797,067)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	¥2,500,300	¥1,250,150	Did not accrue yet due to accumulated deficit

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of December 31, 2013 and 2012, Xi’an TCH had outstanding notes receivable of RMB 4,000,000 ($656,071) and $0, respectively.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi’an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi’an TCH is for a three years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi’an TCH: (i) total accumulated sales in three years should be RMB 320 million ($50.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($ 9.0 million). In 2012, Xi’an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 million ($9.0 million) in 2012 under PRC GAAP. For the year ended December 31, 2013, Xi’an TCH’s total sales were RMB 154 million ($24.92 million) under PRC GAAP. The probability of achieving total accumulated sales of RMB 320 million ($50.8 million) for the three years period was evaluated by the management. Based on management’s evaluation, as of December 31, 2013, Xi’an TCH had 15 projects in operation with minimum monthly lease payments of RMB 17.79 million ($2.86 million) under PRC GAAP; as a result, management believes that achieving total accumulated sales target of RMB 320 million ($50.8 million) over a period of three years is probable and therefore recognized the subsidy income in 2012. Total subsidy income for 3 years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling, the net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income in 2012 as a result of the management’s best estimates of high probability of meeting the two criteria.

20. COMMITMENTS

Lease Commitment

On March 5, 2010, Xi’an TCH leased its office that expired on March 4, 2014, Xi’an TCH renewed the lease for another 3 years with a 8% increase on rent. Currently, the monthly rental payment is $18,000 (before March 4, 2014). In March 2013 Xi’an TCH leased an office in Jinan for three years until March 22, 2016, with a monthly payment of $3,800. The rent will be increased by 5% each year. For the years ended December 31, 2013 and 2012, the rental expense of Xi’an TCH was $275,500 and $213,000, respectively.

In November 2012, Sifang Holding renewed its office in Beijing for monthly rent of $1,900 expired on December 18, 2013. Sifang was required to pay in advance for the first six months rent for $11,450 at the beginning of the lease. Sifang Holding terminated the lease at expiration.

Future minimum annual rental payments required under operating leases as of December 31, 2013 were as below (by year):

2014	$278,000
2015	281,000
2016	246,000
2017	39,000
Total	$844,000

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli, and Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu) and Note 6 for commitment on construction in progress.

21. SUBSEQUENT EVENTS

On February 17, 2014, Xi’an TCH entered into two Trust Loan Agreements with Zhongrong International Trust Co., Ltd. (the “ZRIT”), a trust company incorporated in Helongjiang Province, China.

The first Trust Loan Agreement (the “Zhongtai Loan Agreement”) is for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the Coke Dry Quenching (“CDQ”) system and the CDQ Waste Heat Power Generation Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project. (the “Zhongtai Loan”).

The Zhongtai Loan has a term of forty-eight (48) months and bears an annual interest rate of 12% for the first twenty-four (24) months. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four (24) months and Xi’an TCH has the right to prepay the Zhongtai Loan before maturity if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the twenty-four (24) month anniversary date of the establishment of Trust Plan No. 1.

The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies.

The second Trust Loan Agreement (the “Rongfeng Loan Agreement”) is for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project.

The Rongfeng Loan has a term of forty-eight (48) months and bears an annual interest rate of 12% for the first twenty-four (24) months. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four (24) months and Xi’an TCH has the right to prepay the Rongfeng Loan if Xi’an TCH does not agree to such adjustment of the interest rate. ZRIT has the right to request repayment of all principal and interest of the Rongfeng Loan on the twenty-four (24) month anniversary date of the establishment of Trust Plan No. 2.

The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, the Chairman and CEO of the Company, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company.

On December 6, 2013, Xi’an entered into a CDQ and Waste Heat Power Generation Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China (See Note 1).

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement with Tangshan Rongfeng Iron & Steel Co., Ltd. (“Rongfeng”), a limited liability company incorporated in Hebei Province, China (the “Rongfeng Agreement”) (See Note 1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2013, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:
(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.
(iii)	Consolidated Statements of Income for the years ended December 31, 2013 and December 31, 2012.
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and December 31, 2012.
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012.
(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 24, 2014	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: March 24, 2014	By:	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2014.

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

Signature	Title

/s/ Guohua Ku
Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer

/s/ David Chong
David Chong	Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Lanwei Li
Lanwei Li	Director and Vice President and Director of Business

/s/ Timothy Driscoll
Timothy Driscoll	Director

/s/ Julian Ha
Julian Ha	Director

/s/ Albert McLelland
Albert McLelland	Director

/s/ Chungui Shi
Chungui Shi	Director

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010)*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010)

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

10.36	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012 (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2012)

10.37	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.38	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.39	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.40	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi'an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.41	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.42	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.43	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.44	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.45	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.46	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K date.d December 17, 2013).

10.47	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Registration Statement on Form SB-2 dated November 12, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.