Form 10-Q
period 2014-03-31
CHINA RECYCLING ENERGY CORP
filed 2014-05-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 7, 2014 was 60,946,182.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$16,237,957	$7,701,530
Restricted cash	731,458	2,296,249
Accounts receivable	12,535	71,573
Current portion of investment in sales type leases, net	8,353,510	9,063,386
Interest receivable on sales type leases	1,148,898	765,010
Prepaid expenses	991,438	1,045,802
Other receivables	1,604,529	1,813,220
Notes receivable	-	656,071
Prepaid loan fees - current	82,899	83,649

Total current assets	29,163,224	23,496,490

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	103,623	125,474
Investment in sales type leases, net	172,007,924	175,441,561
Long term investment	702,833	738,513
Long term deposit	381,618	385,073
Property and equipment, net	34,334	44,243
Construction in progress	105,178,173	83,719,596

Total non-current assets	278,408,505	260,454,459

TOTAL ASSETS	$307,571,729	$283,950,949

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,661,885	$2,642,662
Notes payable - bank acceptances	3,576,015	5,740,622
Taxes payable	2,205,596	1,560,829
Accrued liabilities and other payables	1,597,252	1,517,191
Due to related parties	7,287,929	2,420,391
Deferred tax liability	1,351,555	1,442,317
Loans payable - current	10,971,864	14,925,618
Interest payable on entrusted loans	283,722	287,887
Current portion of long term payable	1,456,452	1,441,051

Total current liabilities	31,392,270	31,978,568

NONCURRENT LIABILITIES
Deferred tax liability, net	12,201,609	11,884,068
Refundable deposit from customers for systems leasing	1,154,077	1,164,526
Long term payable	1,989,108	2,385,422
Loans payable	42,034,427	18,862,045
Entrusted loan payable	62,092,619	62,654,792

Total noncurrent liabilities	119,471,840	96,950,852

Total liabilities	150,864,110	128,929,421

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 60,910,058 and 50,224,350 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	60,910	60,910
Additional paid in capital	78,130,053	78,130,053
Statutory reserve	10,041,240	9,672,754
Accumulated other comprehensive income	14,796,918	16,209,403
Retained earnings	53,357,830	50,603,291

Total Company stockholders' equity	156,386,951	154,676,411

Noncontrolling interest	320,668	345,117

Total equity	156,707,619	155,021,528

TOTAL LIABILITIES AND EQUITY	$307,571,729	$283,950,949

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

Revenue
Sales of systems	$-	$14,079,796
Contingent rental income	177,607	260,775

Total revenue	177,607	14,340,571

Cost of sales
Cost of systems	21,904	10,900,912

Total cost of sales	21,904	10,900,912

Gross profit	155,703	3,439,659

Interest income on sales-type leases	6,305,716	3,824,840

Total operating income	6,461,419	7,264,499

Operating expenses
General and administrative	844,975	1,082,446

Total operating expenses	844,975	1,082,446

Income from operations	5,616,444	6,182,053

Non-operating income (expenses)
Interest income	39,289	92,588
Interest expense	(912,573)	(1,494,496)
Investment income	11,313	-
Other expenses	(415,391)	(980)

Total non-operating expenses, net	(1,277,362)	(1,402,888)

Income before income tax	4,339,082	4,779,165
Income tax expense	1,237,529	1,360,054

Income before noncontrolling interest	3,101,553	3,419,111

Less: Income (loss) attributable to noncontrolling interest	(21,471)	120,921

Net income attributable to China Recycling Energy Corp	3,123,024	3,298,190

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corp	(1,412,485)	325,334
Foreign currency translation gain attributable to noncontrolling interest	(2,978)	11,774

Comprehensive income attributable to China Recycling Energy Corp	$1,710,539	$3,623,524

Comprehensive income (loss) attributable to noncontrolling interest	$(24,449)	$132,695

Basic weighted average shares outstanding	60,912,775	50,224,350
Diluted weighted average shares outstanding *	61,103,645	50,945,906

Basic earnings per share	$0.05	$0.07
Diluted earnings per share *	$0.05	$0.07

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$3,101,553	$3,419,111
Adjustments to reconcile income including noncontrolling
interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(14,079,796)
Depreciation and amortization	9,565	11,305
Amortization of prepaid loan fees	20,840	20,307
Changes in deferred tax	348,282	751,402
Changes in assets and liabilities:
Interest receivable on sales type lease	(392,930)	850,419
Collection of principal on sales type leases	2,501,901	2,179,702
Prepaid expenses	45,231	(3,749)
Accounts receivable	58,721	26,074
Other receivables	222,711	(78,746)
Construction in progress	(22,333,546)	1,655,880
Accounts payable	(2,081,703)	4,268,535
Taxes payable	662,444	128,657
Interest payable	(1,591)	975,447
Accrued liabilities and other payables	89,872	271,341
Accrued interest on convertible notes	-	179,183

Net cash provided by (used in) operating activities	(17,748,650)	575,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,552,795	1,692,761
Acquisition of property & equipment	-	(4,420)

Net cash provided by investing activities	1,552,795	1,688,341

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	653,808	(637,095)
Proceeds from loans	27,149,395	4,778,211
Repayment of loans	(7,518,797)	(6,848,770)
Long term payable	(348,512)	-
Convertible note	-	(313,941)
Advance from related parties	4,916,108	482,283

Net cash provided by (used in) financing activities	24,852,002	(2,539,312)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(119,720)	121,144

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	8,536,427	(154,755)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	7,701,530	45,004,304

CASH & EQUIVALENTS, END OF PERIOD	$16,237,957	$44,849,549

Supplemental cash flow data:
Income tax paid	$500,315	$481,732
Interest paid	$3,540,294	$513,574

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solution and services, including selling and leasing energy saving systems and equipment to customers.

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd with a term of twenty (20) years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will each receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

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

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3,800,000 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation (“WHPG”) Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of March 31, 2014, Xi’an TCH had not yet commenced the CDM application process.

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

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems and, one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five (5) years, $0.16 (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

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

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

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

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ” and Waste Heat Power Generation Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. ( “Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ waste heat power generation system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (5 years minus the years of which the system has already operated); or 2) if it is more than 5 years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement (with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ waste heat power generation system and sell the power to Rongfeng. The construction period of the Project is expected to be 18 months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kilowatt hour (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years (including 5 years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

  On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ waste heat power generation system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two years (the “ Waste Water Treatment Project”).

The construction period of the CDQ Project is expected to be 15 months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years and Baoliyuan shall pay an energy saving fee at RMB 0.7 (approximately $0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB 1.

Baoliyuan shall provide waste heat to the systems for no less than 8,000 hours per year and coking production shall reach 80% of its capacity. If these requirements are not met, the energy saving fee will be calculated according to such hours and capacity.

If Baoliyuan wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years (including 5 years) into the term when Baoliyuan requests termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Baoliyuan requests the termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 20 year).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month (approximately $171,010) for the first 12 months and RMB 940,000 per month (approximately $153,094) for the next 12 months.

Summary for the three months ended March 31, 2014 Sales-Types Leases

As of March 31, 2014, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term); (ii) CHPG systems to Jing Yang Shengwei (5 year term); (iii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iv) BMPG systems to Shenqiu Phase I (11 year term); (v) Shenqiu Phase II (9.5 year term); (vi) WHPG system to Zhongbao (9 year term); (vii) WHPG systems to Jitie (24 year term); and (viii) two BPRT systems to Shanxi Datong (30 year term). In addition, as of March 31, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2013 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2014 and December 31, 2013, the Company had accounts receivable of $12,535 and $71,573, respectively, from contingent rental income.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2014 and December 31, 2013.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing and sales tax and additions for contingent rental income.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various bank loans and Zhongrong International Trust Co., Ltd (“ZRIT”) trust loan payable of $42.03 million, (ii) a long-term payable for a sale-leaseback transaction of $1.99 million, and (iii) Zhonghong entrusted loan of $62.09 million. As of December 31, 2013, the Company’s long-term debt obligations consisted of the following: (i) bank loans payable of $18.86 million, (ii) a long-term payable for a sale-leaseback transaction of $2.39 million, and (iii) Zhonghong entrusted loan of $62.65 million.

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

For the Company’s long term bank loans, ZRIT trust loan and Zhonghong entrusted loans noted above, the Company believes the carrying amounts approximate their FV. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

As of March 31, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $1.99 million at March 31, 2014 and $2.39 million at December 31, 2013, which was the present value of the total future cash outflow including principal and interest payments (See Note 15).

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

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	2014	2013
Net income for common shares	$3,123,024	$3,298,190
Interest expense on convertible notes*	-	179,183
Net income for diluted shares	$3,123,024	$3,477,373

Weighted average shares outstanding – basic	60,912,775	50,224,350
Effect of dilutive securities:
Options granted	190,870	721,556

Weighted average shares outstanding – diluted	61,103,645	50,945,906
Earnings per share – basic	$0.05	$0.07
Earnings per share – diluted	$0.05	$0.07

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

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term); (ii) CHPG systems to Jing Yang Shengwei (5 year term); (iii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iv) BMPG systems to Shenqiu Phase I (11 year term); (v) Shenqiu Phase II (9.5 year term); (vi) WHPG system to Zhongbao (9 year term); (vii) WHPG systems to Jitie (24 year term); and (viii) two BPRT systems to Shanxi Datong (30 year term). In addition, as of March 31, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years. The components of the net investment in sales-type leases as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Total future minimum lease payments receivable	$544,714,357	$560,187,391
Less: executory cost	(131,019,483)	(134,447,605)
Less: unearned interest income	(233,333,440)	(241,234,839)
Net investment in sales - type leases	180,361,434	184,504,947
Current portion	8,353,510	9,063,386
Noncurrent portion	$172,007,924	$175,441,561

As of March 31, 2014, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$41,507,794
2015	39,108,706
2016	39,108,706
2017	39,108,706
2018	38,970,724
Thereafter	346,909,721
Total	$544,714,357

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of March 31, 2014 and December 31, 2013 was $731,458 and $2,296,249, respectively, held by the bank as collateral to issue bank acceptances. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($74 million) fund project completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company prepaid consulting expense to the Fund Management Company of $1.5 million in 2013, and had $0.45 million prepaid consulting expense as of March 31, 2014.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of March 31, 2014, the Company had construction in progress of $105.18 million, including $17.81 million for Shanxi Datong Coal Group one 15MW WGPG; $19.25 million for Xuzhou Zhongtai project; $26.06 million for Xuzhou Huayu project, $17.53 for Xuzhou Tian’an project and $24.47 million for Shandong Boxing project. As of December 31, 2013, the Company had construction in progress of $83.72 million, including $17.01 million for Shanxi Datong Coal Group one 15MW WGPG and two 1MW steam power generation projects; $25.54 million for Xuzhou Huayu project, $17.19 for Xuzhou Tian’an project and $23.98 million for Shandong Boxing project. As of March 31, 2014, the Company was committed to pay an additional $2.44 million for the Shanxi Datong Coal Group Power Generation project, $13.43 million for Xuzhou Zhongtai project, $8.20 million for Xuzhou Huayu project, $16.25 million for Xuzhou Tian’an project, and $9.75 million for Shandong Boxing project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Income	$1,185,773	$806,231
Business	555,444	316,485
VAT arising from transfer WGPG to Shenmu	74,268	393,643
Other	390,111	44,470
	$2,205,596	$1,560,829

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Employee training, labor union expenditure and social insurance payable	$516,695	$521,373
Consulting, auditing, and legal expenses	374,845	403,860
Accrued payroll and welfare	343,992	318,871
Accrued system maintenance expense	48,764	49,205
Other	312,956	223,882
Total	$1,597,252	$1,517,191

9.  RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of March 31, 2014, the Company borrowed $7,247,241 from Mr. Ku, including $2,379,734 outstanding balance prior to the loan agreement date; and had $40,688 in advances from the Company’s management, which bore no interest, and payable upon demand of the management.

 As of December 31, 2013, due to related parties totaled $2,420,391, including $2,379,734 advance from Mr. Ku, a major shareholder and the Company's Chairman and CEO; and $40,657 in advances from the Company’s management, which bore no interest, and were payable on demand. The $2,379,734 advance from the Company’s shareholder became short term, non-interest bearing, one-year loan as a result of the loan agreement entered on March 31, 2014.

10. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing a coke dry quenching (“CDQ”) waste heat power generation project. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity method. The Company recorded $53,543 equity based investment income during the three months ended March 31, 2014; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

On July 18, 2013, Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”) was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($12.2 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund by Xi’an TCH.

11. NONCONTROLLING INTEREST

Prior to June 15, 2013, “Non-controlling interest” was a 7% equity interest of Erdos TCH (the “JV”) owned by Erdos Metallurgy Co., Ltd. (“Erdos”).

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120,000,000), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.18 million (RMB 8 million) was from Erdos Metallurgy. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an TCH will pay Erdos Metallurgy $1.29 million (RMB 8 million) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH distributed 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy up to June 30, 2013, in accordance with the supplementary agreement entered on August 6, 2013.  In July 2013, Xi’an TCH paid $1.29 million (RMB 8 million) to Erdos Metallurgy, and in August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) in the amount of $226,000 to Erdos Metallurgy.

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 10, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%.

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

As of March 31, 2014 and December 31, 2013, deferred tax liability consisted of the following:

	2014	2013
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$69,918	$70,551
Deferred tax asset — noncurrent (depreciation of fixed assets)	30,281,311	31,308,695
Deferred tax liability — noncurrent (net investment in sales-type leases)	(42,552,838)	(43,263,314)
Deferred tax liability, net of deferred tax asset – noncurrent	$(12,201,609)	$(11,884,068)
Deferred tax liability — current (net investment in sales-type leases)	$(1,351,555)	$(1,442,317)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2014 and 2013 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for 3 years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2014 and 2013 was 25%.  Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of March 31, 2014, had net operating loss (“NOL”) carry forwards for income taxes of $12.43 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.6)%	(10.5)%
Effective tax holiday	(7.0)%	-%
Other	0.2%	-%
2013 income tax adjustment per income tax return filed in 2014	8.6%	-%
Effect of tax rate change on deferred tax items	-%	(0.5)%
Valuation allowance on US NOL	2.3%	5.5%
Tax per financial statements	28.5%	28.5%

The provision for income taxes expense for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
Income tax expense - current	$889,247	$608,652
Income tax expense - deferred	348,282	751,402
Total income tax expenses	$1,237,529	$1,360,054

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

The Capital Trust Plan raised $44.1 million (RMB 300,000,000) through a series of capital raises in 2009 and 2010, including (i) 13,750,000 B1 units ($2.0 million) purchased by the management of Erdos TCH; (ii) 1,600,000 ($235,600) A1 units and (iii) 46,250,000 B2 units ($7.4 million) purchased by Xi’an TCH, which was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. On behalf of Erdos TCH, Xi’an TCH paid in full to Beijing Trust for the Trust Loan in December 2013 except the principal of RMB 46.25 million ($7.59 million) that was previously invested by Xi’an TCH to the Trust Loan plus accumulated interest of RMB 2,775,000 ($0.46 million), and RMB 7,650,000 ($1.25 million) that was previously invested by Mr. Guohua Ku to the Trust Loan plus accumulated interest of RMB 459,000 ($75,000), remained as outstanding liability of Erdos TCH. Beijing Trust transferred credit rights of the above outstanding balances to Xian TCH and Mr. Guohua Ku. In addition, Xi’an TCH assumed liability of Erdos TCH to pay Mr. Ku. The outstanding liability of Erdos TCH to Xi’an TCH was eliminated in the consolidation. The related management incentive benefit and Clean Development Mechanism under the Kyoto Protoco were terminated accordingly without further execution as a result of repayment to Beijing Trust.

Entrusted Loan Payable

 The newly established HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new coke dry quenching (CDQ) waste heat power generation projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan shall be deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and will be jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong shall be opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ waste heat power generation systems, and a 27,000,000 RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and Mr. Guohua Ku, the Chairman and CEO of the Company.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. As of March 31, 2014, the entrusted loan payable had an outstanding balance of $74.28 million, of which, $12.2 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.2 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the three months ended March 31, 2014, the Company recorded interest expense of $342,228 on this loan.

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

On March 31, 2011, Xi’an TCH entered into another loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for three (3) years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of March 31, 2014, this loan was paid in full at maturity

On November 8, 2011, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130,000,000) to Xi’an TCH for four years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of March 31, 2014, this loan had outstanding balance of $9.75 million, of which, $6.50 million was to be repaid within one year and was classified as current liability, and $3.25 million will be repaid after one year and was classified as noncurrent liability.

On October 9, 2013, Xi’an TCH entered the fourth loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100,000,000) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3,750,000) for 2014, $1,025,111 (RMB 6,250,000) for 2015, and $1,230,133 (RMB 7,500,000) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of March 31, 2014, this loan had outstanding balance of $16.25 million, of which, $3.65 million was to be repaid within one year and was classified as current liability, and $12.60 million will be repaid after one year and was classified as noncurrent liability.

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

On March 28, 2013, Xi’an TCH entered into another agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for one (1) year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee. This loan was repaid at maturity.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

 On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ Waste Heat Power Generation Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of March 31, 2014, the Company had $24.38 million outstanding balance under Zhongtai Loan.

The Zhongtai Loan has a term of four years. The annual interest rate for the first 24 months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after 24 months and Xi'an TCH has the right to prepay the Zhongtai Loan before maturity if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the 24-month anniversary date of the establishment of Trust Plan No. 1. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of March 31, 2014, the Company had $2.62 million outstanding balance under Rongfeng Loan.

The Rongfeng Loan has a term of four years. The annual interest rate for the first 24 months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after 24 months and Xi'an TCH has the right to prepay the Rongfeng Loan before maturity if Xi’an TCH does not agree to such adjustment of the interest rate. ZRIT has the right to request repayment of all principal and interest of the Rongfeng Loan on the 24-month anniversary date of the establishment of Trust Plan No. 2. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

As of March 31, 2014, the future minimum repayment of all the loans including entrusted loan to be made by years was as follows:

2015	10,971,864
2016	15,820,615
2017	58,488,971
2018	29,492,368
2019	325,092
Total	$115,098,910

15.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the three months ended March 31, 2014 and 2013, $20,725 (RMB 127,500) and $20,307 (RMB 127,500) was amortized, respectively. The unamortized portion was recorded as prepaid loan fees of $82,899 and $103,623 into current and non-current portions, respectively, as of March 31, 2014.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to September 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of March 31, 2014, the Company made repayments of $4,639,569 to Cinda Financial.

As of March 31, 2014, the future minimum payment to be made by years was as follows:

2014	$1,265,421
2015	1,687,228
2016	843,613

Total	3,796,262
Unamortized interest	(350,702)
Total long term payable	3,445,560
Current portion	1,456,452
Noncurrent portion	$1,989,108

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

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock options granted by the Board of Directors of the Company (the “Board”) on August 4, 2008. On August 20, 2013, the Board further approved and provided the Employee Recipients (stock options granted to purchase shares of common stock of the Company in its resolutions on November 11, 2009 and August 13, 2010) cashless exercise elections. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	1,023,333	2.85	1.40
Exercisable at January 1, 2014	1,023,333	2.85	1.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2014	1,023,333	2.85	1.15
Exercisable at March 31, 2014	1,023,333	$2.85	1.15

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

On October 7, 2010, the Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010. The Director Stock Options vested and became exercisable upon shareholder approval; the options had a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000. On October 31, 2013, the Company was notified by NASDAQ that the grant of options to Mr. Chungui Shi were subject our shareholders’ approval pursuant to NASDAQ rule 5635(c); accordingly, on November 11, 2013, the Company and Mr. Shi entered into that certain First Amendment to the Non-Statutory Stock Option Agreement. Per the First Amendment, the parties agreed that the underlying Nonstatutory Stock Option Agreement would be subject to stockholder approval at the Company's 2014 Annual Meeting of Shareholders and that if shareholder approval is not obtained, the initial grant shall be deemed null and void and Mr. Shi shall not have a right to these shares.

The Director Stock Options did not include a cashless exercise right clause. On August 20, 2013, the Board approved and provided the Director Recipients cashless exercise elections to the Director Stock Options. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

X =  Y (A-C)

A

Where	X =	the number of shares of common stock to be issued to the holder
	Y =	the number of shares of stock option or, if only a portion of the stock option is being exercised, the portion of the option being canceled
	A =	the Fair Market Value of one share of common stock as defined below
	C =	Stock Option Exercise Price

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock. During the three months ended March 31, 2014, two of the Company’s directors exercised 60,000 shares (50,000 and 10,000 shares respectively) of stock options into 36,124 shares (30,575 and 5,549 shares respectively) of the Company’s common stock.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	200,000	2.64	1.05
Exercisable at January 1, 2014	160,000	2.64	0.74
Granted	-	-	-
Exercised	60,000	1.85	-
Forfeited	-	-	-
Outstanding at March 31, 2014	140,000	2.98	0.98
Exercisable at March 31, 2014	100,000	$2.98	0.67

Warrants to Investor Relation Firms

On October 1, 2009, the Company granted warrants to acquire 200,000 shares of the Company’s common stock, at $1.50 per share to certain investor relations firms. The warrants are exercisable, in whole or in part, at any time from July 1, 2010 (the “Vesting Date”) to October 1, 2014 (the “Expiration Date”). The Company accounted for warrants issued to investor relations firms based on ASC 505-50 at each balance sheet and expense recorded based on the period elapsed at each balance sheet date, which is the date at which the counterparty’s performance is deemed to be completed for the period. The FV of each warrant granted is estimated on the date of the grant using the BSOPM under ASC 505-30-11 and is recognized as compensation expense over the service term of the investor relations agreement as it is a better matching of cost with services received. Under that Agreement, the issuance of the warrants was irrevocable and the Company agreed to take no action to cause the warrants to be void or revoked or their issuance to be otherwise terminated. The warrants were classified as equity instruments and were exercisable into a fixed number of common shares. There was no commitment or requirement to change the quantity or terms based on conditions to the counterparty’s performance or market conditions.  The FV of the warrants was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. On August 6, 2013, the 50,000 warrants were exercised into 26,489 shares of the Company’s common stock through cashless exercise, and the Company did not have any outstanding warrants since then.

Shares issued to a consulting firm

On October 16, 2013, the Company entered a one-year financing consulting service agreement with a consulting firm. The Company will pay 75,000 restricted Rule 144 shares for the service. The Board approved such share issuance on March 27, 2014. The fair value of the 75,000 shares was $187,500 at agreement date, and will be amortized over the term of the service.

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of March 31, 2014 and December 31, 2013, Xi’an TCH had outstanding notes receivable of $0 and RMB 4,000,000 ($656,071), respectively.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi’an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi’an TCH is for a three years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi’an TCH: (i) total accumulated sales in three years should be RMB 320 million ($52.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($9.0 million). In 2012, Xi’an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 million ($9.0 million) in 2012 under PRC GAAP. In 2013, Xi’an TCH’s total sales were RMB 154 million ($24.9 million) under PRC GAAP; in the three months ended March 31, 2014, Xi’an TCH’s total sales were RMB 45 million ($7.4 million) under PRC GAAP; as a result, Xian TCH achieved total accumulated sales target of RMB 320 million ($52.8 million) under PRC GAAP as of March 31, 2014, and therefore was fully entitled to the subsidy income. Total subsidy income for 3 years was $499,000 (RMB 3,150,000) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling, the net subsidy received was $349,300 (RMB 2,205,000), which was recorded as part of other income in 2012.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired. Xi’an TCH renewed this lease for an additional three (3) years with an 8% increase on rent upon renewal; the monthly rental payment was $18,000 before March 4, 2014 and is now $19,440 after Mach 4, 2014. In March 2013, Xi’an TCH leased an office in Jinan for a three (3) year term, expiring on March 22, 2016, with a monthly rental payment of $3,800, which amount will be increased by 5% each year. For the three months ended March 31, 2014 and 2013, the rental expense of Xi’an TCH was $106,431 and $54,502, respectively.

Future minimum annual rental payments required under operating leases as of March 31, 2014 were as below (by year):

2015	$282,000
2016	285,000
2017	214,000
Total	$781,000

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai, and Note 6 for commitment on construction in progress.

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

As of March 31, 2014, Shanghai TCH had sales or sales-type leases with the following parties: (i) Zhangzhi (for one top gas recovery turbine (“TRT”) system); (ii) Jing Yang Shengwei (for one cement waste heat power generator (“CHPG”) system); (iii) Erdos (for five recycling waste heat power generating systems); (iv) Zhongbao (for one waste heat power generation (“WHPG”) system); (v) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (vi) Pucheng (for two biomass power generation (“BMPG”) systems); (vii) Shenqiu (for two biomass power generation (“BMPG”) systems); and (viii) Shanxi Datong Coal Group Steel Co., Ltd (for two BPRT systems).

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million ($1.1 million) for the second five (5) years, $0.16 (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

As of March 31, 2014, the Company had construction in progress of $17.81 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.44 million.

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

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW biomass power generation system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW biomass power generation systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation (“BMPG”) Projects

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3,800,000 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

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

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

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

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of March 31, 2014, the Company borrowed $7,247,241 from this shareholder.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$177,607	100%	$14,340,571	100%
Sales of systems	-	0%	14,079,796	98%
Contingent rental income	177,607	100%	260,775	2%
Cost of sales	21,904	12%	10,900,912	76%
Cost of systems	21,904	12%	10,900,912	76%
Gross profit	155,703	88%	3,439,659	24%
Interest income on sales-type lease	6,305,716	3550%	3,824,840	27%
Total operating income	6,461,419	3638%	7,264,499	51%
Total operating expenses	(844,975)	476%	(1,082,446)	(8)%
Income from operations	5,616,444	3162%	6,182,053	43%
Total non-operating expenses, net	(1,277,362)	(719)%	(1,402,888)	(10)%
Income before income tax	4,339,082	2443%	4,779,165	33%
Income tax expense	1,237,529	697%	1,360,054	9%
Less: net income (loss) attributable to non-controlling interest	(21,471)	(12)%	120,921	1%
Net income attributable to China Recycling Energy Corp	$3,123,024	1758%	$3,298,190	23%

SALES. Total sales, including system sales and contingent rental income, for the three months ended March 31, 2014 were $0.18 million while total sales for the comparable period of 2013 were $14.34 million, a decrease of $14.16 million as a result of no sales of systems. Of the total sales, sales of systems for the three months ended March 31, 2014 were $0, as compared to $14.08 million for the comparable period of 2013, a decrease of $14.08 million. For the three months ended March 31, 2014, no power generation system were completed and sold. In comparison, in the same period of 2013, the Shenqiu Phase II project was completed and sold. For the three months ended March 31, 2014, the Company received contingent rental income of $0.18 million from the usage of electricity in addition to the minimum lease payments, compared to $0.26 million for the comparable period in year 2013. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended March 31, 2014 was $0.02 million while our COS for the comparable period of 2013 was $10.90 million, a decrease of $10.88 million. This decrease was mainly due to the lack of the completion and sales of any power generation systems for the three months ended March 31, 2014, in comparison to the comparable period in 2013 when the Shenqiu Phase II project was sold.

GROSS PROFIT. Gross profit was $0.16 million for the three months ended March 31, 2014, compared to $3.44 million for the comparable period of 2013, representing a blended gross margin of 88% and 24% for the comparable period of 2014 and 2013, respectively. The increased profit margin for the three months ended March 31, 2014 was mainly attributable to contingent rental income; for the same period of 2013, the profit margin for project sales was lower ranging between 23% to 28%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2014 was $6.31 million, a $2.49 million increase from $3.82 million for the comparable period of 2013. This increase was primarily due to a greater number of sales-type leases in the comparable period of 2014. During the three months ended March 31, 2014, interest income was derived from the following fifteen (15) sales-type leases:

i.	One (1) TRT system to Zhangzhi (13 years);
ii.	One (1) CHPG system to Jing Yang Shengwei (5 years);
iii.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
iv.	One (1) BMPG system to Shenqiu Phase I (11 years);
v.	One (1) BMPG system to Shenqiu Phase II (9.5 years);
vi.	Five (5) power and steam generating systems to Erdos (20 years);
vii.	One (1) WHPG system to Zhongbao (9 years);
viii.	One (1) WHPG system to Jitie (24 years); and
ix.	Two (2) BPRT systems to Shanxi Datong (30 years).

In comparison, during the comparable period of 2013, interest income was derived from eleven (11) systems: one (1) TRT system, two (2) CHPG systems, two (2) systems for the Erdos Phase I project, three (3) systems for the Erdos Phase II project, one (1) BMPG system to Pucheng, one (1) BMPG system to Shenqiu, and one (1) WHPG system to Zhongbao.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.84 million for the three months ended March 31, 2014 as compared to $1.08 million for the comparable period of 2013, a decrease of $0.24 million or 22%. The decrease was mainly due to a $0.25 million decrease in legal and consulting expenses compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating expenses consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the three months ended March 31, 2014, net non-operating expense was $1.28 million compared to $1.40 million for the comparable period of 2013. For the three months ended March 31, 2014, we had $0.91 million interest expenses on loans, and $0.42 million financial expenses including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project as well as $0.04 million interest income and $0.01 million invest income. For the comparable period of 2013, we had $1.49 million interest expenses on loans, which were partly offset by $0.09 million interest income.

INCOME TAX EXPENSE. Income tax expense was $1.24 million for the three months ended March 31, 2014, a decrease of $0.12 million from $1.36 million for the comparable period of 2013. The decrease was mainly due to decreased taxable income. The consolidated effective income tax rate for the March 31, 2014, 2014 and 2013 was 28.5% and 28.5%, respectively. The income tax rate for Shanghai TCH was 25% for 2014 and 2013. Xi’an TCH’s income tax rate for 2014 and 2013 is 15%. Xingtai Huaxin’s income tax rate for 2014 and 2013 is 25%.  Huahong, Erdos TCH and Zhonghong’s income tax rate for 2014 and 2013 is 25%.

NET INCOME. Net income for the three months ended March 31, 2014 was $3.12 million compared to net income of $3.30 million for the comparable period of 2013, a decrease of $0.18 million. This decrease in net income was mainly due to no sales of systems in the three months ended March 31, 2014 though we significantly increased interest income from sales-type leases.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2014 and 2013

As of March 31, 2014, the Company had cash and equivalents of $16.24 million, other current assets of $12.93 million, current liabilities of $31.39 million, a working capital deficit of $(2.23) million, and a debt-to-equity ratio of 0.76:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating Activities	$(17,748,650)	$575,072
Investing Activities	1,552,795	1,688,341
Financing Activities	24,852,002	(2,539,312)

Net cash used in operating activities was $17.75 million during the three months ended March 31, 2014, compared to $0.58 million provided by operating activities in the comparable period of 2013. The increase in net cash outflow was mainly due increased payments of $22.33 million in connection with the construction and commencement of the Xuzhou Zhongtai project and increased cash outflow on accounts payable of $2.08 million; however, the increase in cash outflow was partially offset by the increased collection on sales-type lease receivables.

Net cash provided by investing activities was $1.55 million for the three months ended March 31, 2014, compared to $1.69 million in the comparable period of 2013. We had $1.55 million cash inflow from releasing of restricted cash in the three months ended March 31, 2014 compared with $1.69 million cash inflow from releasing of restricted cash in the same period of 2013.

Net cash provided by financing activities was $24.85 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $2.54 million for the comparable period of 2013. The cash inflow in the three months ended March 31, 2014 included $27.15 million of loan proceeds, $4.92 million from an advance from Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable which were offset by $7.52 million repayment of bank loans and $0.35 million repayment of a long-term payable. In comparison, the cash outflow for the three months ended March 31, 2013, resulted from the repayment of a bank loan of $6.85 million, repayment of convertible debt of $0.31 million, and increased notes receivable of $0.64 million, despite $4.78 million proceeds from bank loans and $0.48 million from an advance from the related party.

We believe we have sufficient cash to continue our current business through 2014 based on recurring receipts from existing sales-type leases. As of March 31, 2014, we have one (1) TRT system, one (1) CHPG system, five (5) recycling WHPG systems from the Erdos projects, four (4) BMPG systems (two for Pucheng and two for Shenqiu, two (2) WHPG systems for each of Zhongbao and Jitie, and two (2) BPRT systems for Shanxi Datong, all of which generate cash flows. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2014. In addition, we currently have 15 projects in operation with minimum monthly lease payments of RMB 17.79 million ($2.89 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2014.

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

If, for the reasons noted above, our subsidiaries are unable to pay shareholder dividends and/or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments, engage in acquisitions, or undertake other activities requiring working capital may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries within China, will not be affected as long as the capital is not transferred in or out of the PRC

PRC Regulations

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	March 31, 2014	December 31, 2013
Unrestricted retained earnings	$53,357,830	$50,603,291
Restricted retained earnings (surplus reserve fund)	10,041,240	9,672,754
Retained earnings (including surplus reserve fund)	$63,399,070	$60,276,045

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

Contractual Obligations

Company’s contractual obligations as of March 31, 2014 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$10,971,864	$42,034,427	14
Long term payable	1,456,452	1,989,108	15
Entrusted loan	-	62,092,619	14
Total	$12,428,316	$106,116,154

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

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, and one 15MW WGPG with a total of 21MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is 30 years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first 5 years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After 30 years, the units will be transferred to Shanxi Datong without any charge.

As of March 31, 2014, the two 3 MW BPRT systems were completed, and the Company paid $16.25 million excluding the capitalized interest of the project for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $2.44 million for completing the Shanxi Datong Coal Group Power Generation projects.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2014, Zhonghong has paid $22.76 million excluding capitalized interest of the project, and is committed to pay additional $9.75 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2014, Zhonghong has paid $24.40 million for Huayu project and $16.25 million for Tian’an project, excluding the capitalized interest for each project, and is committed to pay additional $8.20 million for Huayu project and $16.25 million for Tian’an project.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ” and Waste Heat Power Generation Energy Management Cooperative Agreement with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Agreement”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ waste heat power generation system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year). As of March 31, 2014, the Company has paid $19.08 million excluding capitalized interest on the project for Zhongtai project, and is committed to pay additional $13.43 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2013. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not Applicable

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

*       Filed herewith

**     Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 14, 2014	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	/s/ David Chong
David Chong Chief Financial Officer, Principal Accounting Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*       Filed herewith

**     Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

-41-