Form 10-Q
period 2014-06-30
CHINA RECYCLING ENERGY CORP
filed 2014-08-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Xi’an City, Shaanxi Province , China

(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: + 86-29-8765-1097

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

Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of August [7], 2014 was [60,946,182].

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2014 AND DECEMBER 31, 2013

	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$6,615,642	$7,701,530
Restricted cash	7,720,062	2,296,249
Accounts receivable	61,083	71,573
Current portion of investment in sales type leases, net	7,772,144	9,063,386
Interest receivable on sales type leases	977,156	765,010
Prepaid expenses	310,527	1,045,802
Other receivables	1,788,957	1,813,220
Notes receivable	-	656,071
Prepaid loan fees - current	82,899	83,649

Total current assets	25,328,470	23,496,490

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	82,879	125,474
Investment in sales type leases, net	188,621,336	175,441,561
Long term investment	726,167	738,513
Long term deposit	381,574	385,073
Property and equipment, net	28,274	44,243
Construction in progress	140,311,888	83,719,596

Total non-current assets	330,152,118	260,454,459

TOTAL ASSETS	$355,480,588	$283,950,949

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,423,526	$2,642,662
Notes payable - bank acceptances	15,115,070	5,740,622
Taxes payable	1,678,481	1,560,829
Accrued liabilities and other payables	1,663,985	1,517,191
Due to related parties	11,854,300	2,420,391
Deferred tax liability	1,296,735	1,442,317
Loans payable - current	17,268,561	14,925,618
Interest payable on entrusted loans	257,900	287,887
Current portion of long term payable	1,485,175	1,441,051

Total current liabilities	52,043,733	31,978,568

NONCURRENT LIABILITIES
Deferred tax liability, net	13,371,788	11,884,068
Refundable deposit from customers for systems leasing	1,153,946	1,164,526
Shares to be issued	14,491,450	-
Long term payable	1,606,577	2,385,422
Loans payable	47,514,953	18,862,045
Entrusted loan payable	62,085,555	62,654,792

Total noncurrent liabilities	140,224,269	96,950,852

Total liabilities	192,268,002	128,929,421

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized, 60,946,182 and 60,910,058 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	60,946	60,910
Additional paid in capital	78,130,017	78,130,053
Statutory reserve	10,760,463	9,672,754
Accumulated other comprehensive income	14,735,130	16,209,403
Retained earnings	59,227,665	50,603,291

Total Company stockholders' equity	162,914,221	154,676,411

Noncontrolling interest	298,365	345,117

Total equity	163,212,586	155,021,528

TOTAL LIABILITIES AND EQUITY	$355,480,588	$283,950,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	SIX MONTHS ENDED June 30,		THREE MONTHS ENDED June 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Revenue
Sales of systems	$18,946,044	$27,702,800	$18,946,044	$13,623,004
Contingent rental income	388,154	550,334	210,547	$289,559

Total revenue	19,334,198	28,253,134	19,156,591	13,912,563

Cost of sales
Cost of systems	14,616,592	21,402,848	14,594,688	10,501,936

Total cost of sales	14,616,592	21,402,848	14,594,688	10,501,936

Gross profit	4,717,606	6,850,286	4,561,903	3,410,627

Interest income on sales-type leases	12,421,000	8,553,546	6,115,284	4,728,706

Total operating income	17,138,606	15,403,832	10,677,187	8,139,333

Operating expenses
General and administrative	1,608,203	1,766,560	763,228	684,114

Total operating expenses	1,608,203	1,766,560	763,228	684,114

Income from operations	15,530,403	13,637,272	9,913,959	7,455,219

Non-operating income (expenses)
Interest income	56,800	153,232	17,511	60,644
Interest expense	(1,861,593)	(2,787,689)	(949,020)	(1,293,193)
Investment income	13,268	-	1,955	-
Other expenses	(831,491)	2,873	(416,100)	3,853

Total non-operating expenses, net	(2,623,016)	(2,631,584)	(1,345,654)	(1,228,696)

Income before income tax	12,907,387	11,005,688	8,568,305	6,226,523
Income tax expense	3,239,169	3,726,870	2,001,640	2,366,816

Income before noncontrolling interest	9,668,218	7,278,818	6,566,665	3,859,707

Less: Income (loss) attributable to noncontrolling interest	(43,864)	247,284	(22,393)	126,363

Net income attributable to China Recycling Energy Corp	9,712,082	7,031,534	6,589,058	3,733,344

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corp	(1,474,273)	2,360,535	(61,788)	2,035,201
Foreign currency translation gain attributable to noncontrolling interest	(2,888)	78,153	(90)	66,379

Comprehensive income attributable to China Recycling Energy Corp	$8,237,809	$9,392,069	6,527,270	$5,768,545

Comprehensive income (loss) attributable to noncontrolling interest	$(46,752)	$325,437	(22,303)	$192,742

Basic weighted average shares outstanding	61,066,042	50,224,350	61,217,625	50,224,350
Diluted weighted average shares outstanding	61,181,229	50,857,523	61,299,932	50,770,461

Basic earnings per share	$0.16	$0.14	0.11	$0.07
Diluted earnings per share	$0.16	$0.14	0.11	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$9,668,218	$7,278,818
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Changes in sales type leases receivables	(18,946,044)	(27,702,800)
Shares to be issued for cost of Yida project	14,491,450	-
Depreciation and amortization	16,211	23,143
Amortization of prepaid loan fees	41,680	40,857
Changes in deferred tax	1,471,536	1,419,815
Changes in assets and liabilities:
Interest receivable on sales type lease	(220,343)	262,055
Collection of principal on sales type leases	5,304,071	4,751,915
Prepaid expenses	729,902	433
Accounts receivable	9,895	17,251
Other receivables	13,502	(49,562)
Construction in progress	(57,679,140)	5,257,935
Accounts payable	8,278,300	(1,842,164)
Taxes payable	132,582	154,630
Interest payable	(27,528)	1,964,953
Accrued liabilities and other payables	156,908	255,153
Accrued interest on convertible notes	-	(202,975)
Long term refundable deposit from customer	-	240,335

Net cash provided by (used in) operating activities	(36,558,800)	(8,130,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(5,475,646)	1,863,073
Acquisition of property & equipment	(556)	(20,741)
Long term investment	-	(640,892)

Net cash provided by (used in) investing activities	(5,476,202)	1,201,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	653,808	(801,115)
Proceeds from loans	41,860,085	4,806,691
Repayment of loans	(10,379,209)	(9,453,159)
Long term payable	(703,938)	(637,889)
Advance from related parties	9,509,112	-

Net cash provided by (used in) financing activities	40,939,858	(6,085,472)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	9,256	641,174

NET DECREASE INCREASE IN CASH & EQUIVALENTS	(1,085,888)	(12,373,066)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	7,701,530	45,004,304

CASH & EQUIVALENTS, END OF PERIOD	$6,615,642	$32,631,238

Supplemental cash flow data:
Income tax paid	$1,632,341	$2,203,339
Interest paid	$6,986,923	$1,518,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation (“WHPG”) Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of June 30, 2014, Xi’an TCH had not yet commenced the CDM application process.

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems and, one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five (5) years, $0.16 million (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

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

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB 115,000, 000 ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company determined 8,233,779 shares to be issued for purchasing Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3,000,000 ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3,000,000 ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the term of the lease.

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

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Tianyu Project is anticipated to be completed in fourteen (14) months from the date the parties enter into a Technical Agreement. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Zhonghong entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Tianyu Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted engineering, procurement and construction services for two CDQ systems and two 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 400 million (approximately $66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

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

Summary for the six months ended June 30, 2014 Sales-Types Leases

As of June 30, 2014, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term); (ii) cement waste heat power generator (“CHPG”) systems to Jing Yang Shengwei (5 year term) expired on June 30, 2014; (iii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iv) BMPG systems to Shenqiu Phase I (11 year term); (v) Shenqiu Phase II (9.5 year term); (vi) WHPG system to Zhongbao (9 year term); (vii) WHPG systems to Jitie (24 year term); (viii) WGPG systems to Yida (15 year term); and (ix) two BPRT systems to Shanxi Datong (30 year term). In addition, as of June 30, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2013 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2014 are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company finances construction of the waste energy recycling power generating projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of June 30, 2014 and December 31, 2013, the Company had accounts receivable of $61,083 and $71,573, respectively, from contingent rental income.

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

Impairment of Long-life Assets

In accordance with SFAS 144 (codified in FASB ASC Topic 360), the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2014 and December 31, 2013.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of June 30, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd (“ZRIT”) trust loan payable of $58.28 million, (ii) a long-term payable for a sale-leaseback transaction of $3.09 million, and (iii) Zhonghong entrusted loan of $62.09 million. As of December 31, 2013, the Company’s long-term debt obligations consisted of the following: (i) long-term bank loans payable of $18.86 million, (ii) a long-term payable for a sale-leaseback transaction of $3.83 million, and (iii) Zhonghong entrusted loan of $62.65 million.

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

As of June 30, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $1.61 million on June 30, 2014 and $2.39 million on December 31, 2013, which was the present value of the total future cash outflow including principal and interest payments (See Note 15).

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

The following table presents a reconciliation of basic and diluted earnings per share for the six and three months ended June 30, 2014 and 2013:

	Six Months Ended		Three Months Ended
	2014	2013	2014	2013
Net income for common shares	$9,712,082	$7,031,534	$6,589,058	$3,733,344
Net income for diluted shares	$9,712,082	$7,031,534	$6,589,058	$3,733,344

Weighted average shares outstanding – basic	61,066,042	50,224,350	61,217,625	50,224,350
Effect of dilutive securities:
Options granted	115,187	633,173	82,307	546,111

Weighted average shares outstanding – diluted	61,181,229	50,857,523	61,299,932	50,770,461
Earnings per share – basic	$0.16	$0.14	$0.11	$0.07
Earnings per share – diluted	$0.16	$0.14	$0.11	$0.07

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term); (ii) CHPG systems to Jing Yang Shengwei (5 year term); (iii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iv) BMPG systems to Shenqiu Phase I (11 year term); (v) Shenqiu Phase II (9.5 year term); (vi) WHPG system to Zhongbao (9 year term); (vii) WHPG systems to Jitie (24 year term); viii) WGPG systems to Yida (15 year term); and (ix) two BPRT systems to Shanxi Datong (30 year term). In addition, as of June 30, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years. The components of the net investment in sales-type leases as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Total future minimum lease payments receivable	$611,006,335	$560,187,391
Less: executory cost	(128,947,539)	(134,447,605)
Less: unearned interest income	(285,665,316)	(241,234,839)
Net investment in sales - type leases	196,393,480	184,504,947
Current portion	7,772,144	9,063,386
Noncurrent portion	$188,621,336	$175,441,561

As of June 30, 2014, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$45,950,886
2015	44,636,372
2016	44,636,372
2017	44,636,372
2018	44,452,417
Thereafter	386,693,916
Total	$611,006,335

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash as of June 30, 2014 and December 31, 2013 was $7,720,062 and $2,296,249, respectively, held by the bank as collateral to issue bank acceptances and bank loan. The Company endorses bank acceptances to vendors as payment of its own obligations.  Most of the bank acceptances have maturities of less than six months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($75 million) fund project completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company prepaid consulting expense to the Fund Management Company of $1.5 million in 2013, and had $0.12 million prepaid consulting expense as of June 30, 2014.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of June 30, 2014, the Company had construction in progress of $140.31 million, including $17.99 million for Shanxi Datong Coal Group one 15MW WGPG; $25.08 million for Xuzhou Zhongtai project; $27.23 million for Tangshan Rongfeng project; $26.81 million for Xuzhou Huayu project; $18.03 for Xuzhou Tian’an project and $25.17 million for Boxing County Chengli project. As of December 31, 2013, the Company had construction in progress of $83.72 million, including $17.01 million for Shanxi Datong Coal Group one 15MW WGPG project; $25.54 million for Xuzhou Huayu project, $17.19 for Xuzhou Tian’an project and $23.98 million for Shandong Boxing project. As of June 30, 2014, the Company was committed to pay an additional $2.44 million for the Shanxi Datong Coal Group Power Generation project, $8.23 million for Xuzhou Zhongtai project, $2.41 million for Tangshan Rongfeng project, $8.13 million for Xuzhou Huayu project, $16.25 million for Xuzhou Tian’an project, and $9.75 million for Boxing County Chengli project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Income	$933,433	$806,231
Business	312,082	316,485
VAT arising from transfer WGPG to Shenmu	390,066	393,643
Other	42,900	44,470
	$1,678,481	$1,560,829

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Employee training, labor union expenditure and social insurance payable	$516,637	$521,373
Consulting, auditing, and legal expenses	446,428	403,860
Accrued payroll and welfare	301,034	318,871
Accrued system maintenance expense	48,758	49,205
Other	351,128	223,882
Total	$1,663,985	$1,517,191

9.  RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of June 30, 2014, the Company borrowed $11,813,443 from Mr. Ku, including $2,379,734 outstanding balance prior to the loan agreement date; and had $40,857 in advances from the Company’s management, which bore no interest, and payable upon demand of the management.

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

10. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing coke dry quenching (“CDQ”) waste heat power generation projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity method. The Company recorded $77,091 equity based investment income during the six months ended June 30, 2014; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

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

As of June 30, 2014 and December 31, 2013, deferred tax liability consisted of the following:

	2014	2013
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$69,910	$70,551
Deferred tax asset — noncurrent (depreciation of fixed assets)	33,410,848	31,308,695
Deferred tax liability — noncurrent (net investment in sales-type leases)	(46,852,546)	(43,263,314)
Deferred tax liability, net of deferred tax asset – noncurrent	$(13,371,788)	$(11,884,068)
Deferred tax liability — current (net investment in sales-type leases)	$(1,296,735)	$(1,442,317)

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

The parent company, China Recycling Energy Corporation, is taxed in the U.S. and, as of June 30, 2014, had net operating loss (“NOL”) carry forwards for income taxes of $12.81 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the Company’s limited operating history and continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2014 and 2013, respectively:

	Six Months		Three Months
	2014	2013	2014	2013
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(6.1)%	(9.9)%	(4.3)%	(9.5)%
Effective tax holiday	(8.0)%	-%	(8.5)%	-%
Other	.5%	-%	.7%	-%
2013 income tax adjustment per income tax return filed in 2014	2.9%	-%	-%	-%
Effect of tax rate change on deferred tax items	-%	6.3%	-%	11.5%
Valuation allowance on US NOL	1.8%	3.5%	1.5%	2.0%
Tax per financial statements	25.1%	33.9%	23.4%	38.0%

The provision for income taxes expense for the six and three months ended June 30, 2014 and 2013 consisted of the following:

	Six Months		Three Months
	2014	2013	2014	2013
Income tax expense – current	$1,767,633	$2,307,055	$878,386	$1,698,403
Income tax expense benefit - deferred	1,471,536	1,419,815	1,123,254	668,413
Total income tax expense	$3,239,169	$3,726,870	$2,001,640	$2,366,816

14. LOANS PAYABLE

Collective Capital Trust Plan

On December 3, 2009, the Company and Beijing International Trust Co., Ltd. (the “Beijing Trust”) formed a Low Carbon Fortune-Energy Recycling No. 1 Collective Capital Trust Plan (the “Capital Trust Plan”) pursuant to the Capital Trust Loan Agreement, dated November 19, 2009, entered into between Erdos TCH and the Beijing Trust (the “Capital Trust Agreement”). All amounts raised under the Capital Trust Plan were loaned to Erdos TCH in connection with its WHPG projects Phase II and Phase III construction and operation.

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

Entrusted Loan Payable

 The newly established HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new coke dry quenching (CDQ) waste heat power generation projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ waste heat power generation systems, and a 27,000,000 RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and Mr. Guohua Ku, the Chairman and CEO of the Company.

Zhonghong shall also maintain a certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. As of June 30, 2014, the entrusted loan payable had an outstanding balance of $74.28 million, of which, $12.2 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.2 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the six months ended June 30, 2014, the Company recorded interest expense of $688,258 on this loan and capitalized $3.94 million interest to construction in progress.

Bank Loans - Industrial Bank

On March 31, 2011, Xi’an TCH entered into a loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for three (3) years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB 3,000,000). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. As of June 30, 2014, this loan was paid in full at maturity

On November 8, 2011, Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130,000,000) to Xi’an TCH for four years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10,000,000). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of June 30, 2014, this loan had outstanding balance of $8.13 million, of which, $6.50 million was to be repaid within one year and was classified as current liability, and $1.63 million will be repaid after one year and was classified as noncurrent liability.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100,000,000) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3,750,000) for 2014, $1,025,111 (RMB 6,250,000) for 2015, and $1,230,133 (RMB 7,500,000) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of June 30, 2014, this loan had outstanding balance of $15.03 million, of which, $4.26 million was to be repaid within one year and was classified as current liability, and $10.77 million will be repaid after one year and was classified as noncurrent liability.

Bank Loan – Bank of Xi’an

On March 28, 2013, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30,000,000) to Xi’an TCH for one (1) year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee. This loan was repaid at maturity.

On May 28, 2014, Xi’an TCH entered into another loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40,000,000) to Xi’an TCH for one (1) year with maturity on May 29, 2015. The monthly interest rate of the loan is 0.65%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of June 30, 2014, this loan had outstanding balance of $6.50 million, to be repaid within one year and was classified as current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50,000,000) to Xi’an TCH for three (3) years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5,000,000) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45,000,000) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of June 30, 2014, this loan had outstanding balance of $8.13 million, to be repaid after one year and was classified as noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

 On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ Waste Heat Power Generation Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of June 30, 2014, the Company had $16.40 million outstanding balance under Zhongtai Loan.

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

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of June 30, 2014, the Company had $10.60 million outstanding balance under Rongfeng Loan.

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

For the six months ended June 30, 2014, the Company capitalized $1.18 million interest to construction in progress for ZRIT Trust loans.

As of June 30, 2014, the future minimum repayment of all the loans including entrusted loan to be made by years is as follows:

2015	17,268,561
2016	15,209,336
2017	65,796,060
2018	28,270,057
2019	325,055
Total	$126,869,069

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2,550,000) and a refundable security deposit of $338,079 (RMB 2,125,000) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the six months ended June 30, 2014 and 2013, $41,680 (RMB 255,000) and $40,857 (RMB 255,000) was amortized, and $20,955 and $20,550 was amortized for the three months ended June 30, 2014 and 2013, respectively. The unamortized portion was recorded as prepaid loan fees of $82,899 and $82,879 into current and non-current portions, respectively, as of June 30, 2014.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to September 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of June 30, 2014, the Company made repayments of $4,639,569 to Cinda Financial.

As of June 30, 2014, the future minimum payment to be made by years was as follows:

2014	$843,518
2015	1,687,036
2016	843,517

Total	3,374,071
Unamortized interest	(282,319)
Total long term payable	3,091,752
Current portion	1,485,175
Noncurrent portion	$1,606,577

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

Based on the FV method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), codified in FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option granted to employees is recognized as compensation expense over the vesting period of each stock option award. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification of the options cancelled on June 25, 2008. The grant date FV of options was $5.04 million. The options expired on August 3, 2013.

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

In July 2011, the Compensation Committee approved and provided the employees cashless exercise elections to the stock options granted by the Board of Directors of the Company (the “Board”) on August 4, 2008. On August 20, 2013, the Board further approved and provided the Employee Recipients (stock options granted to purchase shares of common stock of the Company in its resolutions on November 11, 2009 and August 13, 2010, as further discussed below) cashless exercise elections. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	1,023,333	2.85	1.40
Exercisable at January 1, 2014	1,023,333	2.85	1.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2014	1,023,333	2.85	0.90
Exercisable at June 30, 2014	1,023,333	$2.85	0.90

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

On October 7, 2010, the Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010. The Director Stock Options vested and became exercisable upon shareholder approval; the options had a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000. On October 31, 2013, the Company was notified by NASDAQ that the grant of options to Mr. Chungui Shi were subject to our shareholders’ approval pursuant to NASDAQ rule 5635(c); accordingly, on November 11, 2013, the Company and Mr. Shi entered into that certain First Amendment to the Non-Statutory Stock Option Agreement. Per the First Amendment, the parties agreed that the underlying Nonstatutory Stock Option Agreement would be subject to stockholder approval at the Company's 2014 Annual Meeting of Shareholders and that if shareholder approval is not obtained, the initial grant shall be deemed null and void and Mr. Shi shall not have a right to these shares, the stock options granted to Mr. Shi was approved in the Company’s 2014 Annual Meeting.

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

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock. During the six months ended June 30, 2014, two of the Company’s directors exercised 60,000 shares (50,000 and 10,000 shares respectively) of stock options into 36,124 shares (30,575 and 5,549 shares respectively) of the Company’s common stock.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	200,000	2.64	1.05
Exercisable at January 1, 2014	160,000	2.64	0.74
Granted	-	-	-
Exercised	60,000	1.85	-
Forfeited	-	-	-
Outstanding at June 30, 2014	140,000	2.98	0.74
Exercisable at June 30, 2014	140,000	$2.98	0.74

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of June 30, 2014 and December 31, 2013, Xi’an TCH had outstanding notes receivable of $0 and RMB 4,000,000 ($656,071), respectively.

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

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired. Xi’an TCH renewed this lease for an additional three (3) years with an 8% increase on rent upon renewal; the monthly rental payment was $18,000 before March 4, 2014 and is now $19,440 after Mach 4, 2014. In March 2013, Xi’an TCH leased an office in Jinan for a three (3) year term, expiring on March 22, 2016, with a monthly rental payment of $3,800, which amount will be increased by 5% each year. For the six months ended June 30, 2014 and 2013, the rental expense of Xi’an TCH was $223,425 and $148,100, respectively; for the three months ended June 30, 2014 and 2013, the rental expense was $116,994 and $93,566, respectively.

Future minimum annual rental payments required under operating leases as of June 30, 2014 were as below (by year):

2015	$283,000
2016	272,000
2017	156,000
Total	$711,000

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai, and Note 6 for commitment on construction in progress.

20. SUBSEQUENT EVENT

On July 8, 2014, the Company entered into a Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”). The Equity Distribution Agreement will become effective on the date on which the SEC declares effective a registration statement registering the resale of the shares to be sold pursuant to the Equity Distribution Agreement by the Company to the Investor.

Pursuant to the Equity Distribution Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $50,000,000 of the Company’s common stock, over a period which is the shorter of the 24 month period from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Equity Distribution Agreement or the 36 month period following the execution of the Equity Distribution Agreement, but no later than the date on which the Investor has made payment for advances equaling $50,000,000.

The Company may in its discretion draw on the facility from time to time, as and when the Company determines appropriate in accordance with the terms and conditions of the Equity Distribution Agreement by delivering an advance notice to the Investor. The maximum value of shares that the Company is entitled to put to the Investor in any one advance notice shall not exceed shares with a purchase price of $5,000,000, calculated in accordance with the Equity Distribution Agreement. The Company may deliver subsequent advance notices from time to time.

The purchase price shall be set at ninety-nine percent (99%) of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five consecutive trading days immediately following the delivery of the advance notice (the “Pricing Period”). The advance notice will automatically be reduced by twenty percent (20%) for each trading day (an “Excluded Day”) during the Pricing Period that the Company's common stock is below ninety percent (90%) of the last closing price of the common stock of the Company on the principal market at the time of the delivery of the advance notice (the “Minimum Acceptable Price”). Any advance notice with an Excluded Day will automatically be increased by the number of shares of the Company's common stock sold by the Investor on the Excluded Day at a price equal to the Minimum Acceptable Price.

The Investor will not be permitted to purchase shares if the Investor’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. Any portion of an advance notice that would exceed the pricing period volume limitation will be deemed to have been automatically withdrawn. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of the Equity Distribution Agreement, the Company is obligated to file one or more registrations statements with the SEC to register the resale by the Investor of the shares of common stock issued or issuable under the Equity Distribution Agreement.

In connection with the Equity Distribution Agreement, the Company will pay to the Investor a commitment fee in the amount of $375,000 payable in cash within ten days of the effective date of the registration statement. The Company will also pay to the Investor a due diligence and structuring fee totaling $12,000 which has been fully paid by the Company as of August 12, 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As of June 30, 2014, Shanghai TCH had sales or sales-type leases with the following parties: (i) Zhangzhi (for one top gas recovery turbine (“TRT”) system); (ii) Yida (for one coke oven gas power generation system (“WGPG” system); (iii) Erdos (for five recycling waste heat power generating systems); (iv) Zhongbao (for one waste heat power generation (“WHPG”) system); (v) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (vi) Pucheng (for two biomass power generation (“BMPG”) systems); (vii) Shenqiu (for two biomass power generation (“BMPG”) systems); and (viii) Shanxi Datong Coal Group Steel Co., Ltd (for two BPRT systems).

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million (approximately $75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five (5) years, $0.16 million (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

As of June 30, 2014, the Company had construction in progress of $17.99 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.44 million.

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

Pucheng Biomass Power Generation (“BMPG”) Projects

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW biomass power generation systems with completion of system transformation for a purchase price of RMB 100,000,000 ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW biomass power generation system to Pucheng, and combine this lease with the lease for the 12MW biomass power generation station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Yida Coke Oven Gas Power Generation (“WGPG”) Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB 115,000, 000 ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction. The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. The Company had 8,233,779 shares to be issued for purchasing Yida 15 MW coke oven gas power generation station at June 30, 2014.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3,000,000 ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3,000,000 ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the term of the lease.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of June 30, 2014, the Company borrowed $11,813,443 from this shareholder.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
		% of Sales		% of Sales
Sales	$19,156,591	100%	$13,912,563	100%
Sales of systems	18,946,044	99%	13,623,004	98%
Contingent rental income	210,547	1%	289,559	2%
Cost of sales (“COS”)	14,594,688	76%	10,501,936	75%
Cost of systems	14,594,688	76%	10,501,936	75%
Gross profit	4,561,903	24%	3,410,627	25%
Interest income on sales-type lease	6,115,284	32%	4,728,706	34%
Total operating income	10,677,187	56%	8,139,333	59%
Total operating expenses	(763,228)	(4)%	(684,114)	(5)%
Income from operations	9,913,959	52%	7,455,219	54%
Total non-operating expenses, net	(1,345,654)	(7)%	(1,228,696)	(9)%
Income before income tax	8,568,305	45%	6,226,523	45%
Income tax expense	2,001,640	11%	2,366,816	17%
Less: net income attributable to noncontrolling-interest	(22,393)	0%	126,363	1%
Net income attributable to China Recycling Energy Corp	$6,589,058	34%	$3,733,344	27%

SALES. Total sales, including system sales and contingent rental income, for the three months ended June 30, 2014 was $19.16 million while total sales for the comparable period of 2013 was $13.91 million, an increase of $5.24 million as a result of increases in the sales of systems. Of the total sales, sales of systems for the three months ended June 30, 2014 was $18.95 million, as compared to $13.62 million for the comparable period of 2013, an increase of $5.32 million. For the three months ended June 30, 2014, Yida project – a 15MW WGPG power generation system was completed and sold. In comparison, in the same period of 2013, Shanxi Datong Phase I project - two 3MW BPRT power generation systems were completed and sold. For the three months ended June 30, 2014, the Company received contingent rental income of $0.21 million from the usage of electricity in addition to the minimum lease payments, compared to $0.29 million for the comparable period in 2013. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended June 30, 2014 was $14.59 million while our COS for the comparable period of 2013 was $10.50 million, an increase of $4.09 million. This increase was mainly due to the completion and sale of the Yida project.

GROSS PROFIT. Gross profit was $4.56 million for the three months ended June 30, 2014 compared to $3.41 million for the comparable period of 2013, a blended gross margin of 24% and 25% for the comparable periods of 2014 and 2013, respectively, the decreased profit margin in the three months ended June 30, 2014 was mainly due to the less contingent rental income received.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2014 was $6.12 million, a $1.39 million increase from $4.73 million for the comparable period of 2013. During the second quarter of 2014, interest income was derived from the following fifteen (15) sales-type leases:

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

The Company sold Yida – a 15MW WGPG power generation system through a sales-type lease in June 2014 and the first payment will be collected in July 2014. The lease for the CHPG system to Jing Yang Shengwei expired on June 30, 2014.

In comparison, during the second quarter of 2013, interest income was derived from 12 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, the Pucheng biomass power generation system, two Shenqiu biomass power generation systems and Zhongbao WHPG system. The Company sold Shanxi Datong Phase I project - two 3MW BPRT power generation systems in June 2013 and started collecting payments in July 2013.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.76 million for the three months ended June 30, 2014 as compared to $0.68 million for the comparable period of 2013, an increase of $0.08 million or 12%. This was mainly due to an increase of $0.14 million consulting expense, but offset with certain office expenses.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three months ended June 30, 2014, net non-operating expense was $1.35 million compared to $1.23 million for the comparable period of 2013. For the three months ended June 30, 2014, we had $0.95 million interest expense on loans, and $0.42 million financial expenses including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project. For the comparable period of 2013, we had $1.29 million interest expense on loans.

INCOME TAX EXPENSE. Income tax expense was $2.00 million for the three months ended June 30, 2014, a decrease of $0.37 million from $2.37 million for the comparable period of 2013. The decrease was mainly due to the 15% preferential income tax rate of Xi’an TCH in 2014, and income tax rate of Xi’an TCH for the three months ended June 30, 2013 was 25%. In July 2013, Xi’an TCH was re-approved for high-tech enterprise status and enjoyed 15% preferential income tax rate effective on January 1, 2013; however, this is a change of accounting estimates and only affects the Company’s financial statements going forward. The consolidated effective income tax rate for the three months ended June 30, 2014 and 2013 was 23.4% and 38.0%, respectively, the decrease of effective income tax rate in 2014 was mainly due to the preferential income tax rate of 15% for Xi’an TCH.

NET INCOME. Net income for the three months ended June 30, 2014 was $6.59 million compared to $3.73 million for the comparable period of 2013, an increase of $2.86 million. This increase in net income was mainly due to the increased sales, interest income on sales-type leases, and decreased income tax expenses compared with the same period of 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$19,334,198	100%	$28,253,134	100%
Sales of systems	18,946,044	98%	27,702,800	98%
Contingent rental income	388,154	2%	550,334	2%
Cost of sales	14,616,592	76%	21,402,848	76%
Cost of systems	14,616,592	76%	21,402,848	76%
Gross profit	4,717,606	24%	6,850,286	24%
Interest income on sales-type lease	12,421,000	64%	8,553,546	30%
Total operating income	17,138,606	88%	15,403,832	54%
Total operating expenses	(1,608,203)	(8)%	(1,766,560)	(6)%
Income from operations	15,530,403	80%	13,637,272	48%
Total non-operating expenses, net	(2,623,016)	(13)%	(2,631,584)	(9)%
Income before income tax	12,907,387	67%	11,005,688	39%
Income tax expense	3,239,169	17%	3,726,870	13%
Less: net income (loss) attributable to non-controlling interest	(43,864)	0%	247,284	1%
Net income attributable to China Recycling Energy Corp	$9,712,082	50%	$7,031,534	25%

SALES. Total sales, including system sales and contingent rental income, for the six months ended June 30, 2014 were $19.33 million while total sales for the comparable period of 2013 were $28.25 million, a decrease of $8.92 million as a result of sales of fewer systems. Of the total sales, sales of systems for the six months ended June 30, 2014 were $18.95 million, as compared to $27.70 million for the comparable period of 2013, a decrease of $8.76 million. For the six months ended June 30, 2014, the Yida project was completed and sold. In comparison, in the same period of 2013, the Shenqiu Phase II project and Shanxi Datong Phase I project were completed and sold. For the six months ended June 30, 2014, the Company received contingent rental income of $0.39 million from the usage of electricity in addition to the minimum lease payments, compared to $0.55 million for the comparable period in year 2013. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the six months ended June 30, 2014 was $14.62 million while our COS for the comparable period of 2013 was $21.40 million, a decrease of $6.79 million. This decrease was mainly due to only sales of the Yida project for the six months ended June 30, 2014, in comparison to the comparable period in 2013 when the Shenqiu Phase II project and Shanxi Datong Phase I project were sold.

GROSS PROFIT. Gross profit was $4.72 million for the six months ended June 30, 2014, compared to $6.85 million for the comparable period of 2013, representing a blended gross margin of 24% and 24% for the comparable period of 2014 and 2013, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2014 was $12.42 million, a $3.87 million increase from $8.55 million for the comparable period of 2013. This increase was primarily due to a greater number of sales-type leases in the comparable period of 2014. During the six months ended June 30, 2014, interest income was derived from the following fifteen (15) sales-type leases:

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

In comparison, during the comparable period of 2013, interest income was derived from twelve (12) systems: one (1) TRT system, two (2) CHPG systems, two (2) systems for the Erdos Phase I project, three (3) systems for the Erdos Phase II project, one (1) BMPG system to Pucheng, two (2) BMPG systems to Shenqiu, and one (1) WHPG system to Zhongbao.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $1.61 million for the six months ended June 30, 2014 as compared to $1.77 million for the comparable period of 2013, a decrease of $0.16 million or 9%. The decrease was mainly due to a $0.21 million decrease in legal and consulting expenses compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the six months ended June 30, 2014, net non-operating expense was $2.62 million compared to $2.63 million for the comparable period of 2013. For the six months ended June 30, 2014, we had $1.86 million interest expense on loans, and $0.83 million financial expense including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project as well as $0.06 million interest income and $0.01 million investment income. For the comparable period of 2013, we had $2.79 million interest expense on loans, which were partly offset by $0.15 million interest income.

INCOME TAX EXPENSE. Income tax expense was $3.24 million for the six months ended June 30, 2014, a decrease of $0.49 million from $3.73 million for the comparable period of 2013. The decrease was mainly due to the 15% preferential income tax rate of Xi’an TCH in 2014, and income tax rate for the six months ended June 30, 2013 was 25%. In July 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate effective on January 1, 2013; however, it is a change of accounting estimates and only affect the Company’s financial statements going forward. The consolidated effective income tax rate for the six months ended June 30, 2014 and 2013 were 25.1% and 33.9%, respectively; the decrease of effective income tax rate in 2014 was mainly due to the preferential income tax rate of 15% for Xi’an TCH. The income tax rate for Shanghai TCH was 25% for 2014 and 2013. Huahong, Erdos TCH and Zhonghong’s income tax rate for 2014 and 2013 was 25%.

NET INCOME. Net income for the six months ended June 30, 2014 was $9.71 million compared to net income of $7.03 million for the comparable period of 2013, an increase of $2.68 million. This increase in net income was mainly due to increased interest income from sales-type leases in the six months ended June 30, 2014.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2014 and 2013

As of June 30, 2014, the Company had cash and equivalents of $6.62 million, other current assets of $18.71 million, current liabilities of $52.04 million, a working capital deficit of $(26.72) million, and a debt-to-equity ratio of 0.80:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating Activities	$(36,558,800)	$(8,130,208)
Investing Activities	(5,476,202)	1,201,440
Financing Activities	40,939,858	(6,085,472)

Net cash used in operating activities was $36.56 million during the six months ended June 30, 2014, compared to $8.13 million used in operating activities in the comparable period of 2013. The increase in net cash outflow was mainly due to increased payments of $25.22 million in connection with the construction and commencement of the Xuzhou Zhongtai project and increased payments of $27.38 million in connection with the construction and commencement of the Tangshan Rongfeng project; however, the increase in cash outflow was partially offset by the increased collection on sales-type lease receivables and net income, non-cash cost for stock issued for the Yida WGPG station, and increased accounts payable outstanding.

Net cash used in investing activities was $5.48 million for the six months ended June 30, 2014, compared to $1.20 million provided by investing activities in the comparable period of 2013. We had $5.48 million cash outflow for restricted cash in the six months ended June 30, 2014 compared with $1.86 million cash inflow from release of restricted cash in the same period of 2013.

Net cash provided by financing activities was $40.94 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $6.09 million for the comparable period of 2013. The cash inflow in the six months ended June 30, 2014 included $41.86 million of loan proceeds, $9.51 million from an advance from Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, which were offset by $10.38 million repayment of bank loans and $0.70 million repayment of a long-term payable. In comparison, the cash outflow for the six months ended June 30, 2013, resulted from $9.45 million repayment of bank loans, $0.64 million repayment of a long-term payable, and $0.80 million increased notes receivable, which were partially offset by the $4.80 million proceeds from bank loans.

We believe we have sufficient cash to continue our current business through 2014 based on recurring receipts from existing sales-type leases. As of June 30, 2014, the lease on one (1) CHPG system had expired, we have one (1) TRT system, five (5) recycling WHPG systems from the Erdos projects, four (4) BMPG systems (two for Pucheng and two for Shenqiu), two (2) WHPG systems for Zhongbao and Jitie each, two (2) BPRT systems for Shanxi Datong, and one (1) WGPG system for Yida (first receipt comes in July 2014), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2014. In addition, we currently have 15 projects in operation with minimum monthly lease payments of RMB 18.38 million ($3.01 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	June 30, 2014	December 31, 2013
Unrestricted retained earnings	$59,227,665	$50,603,291
Restricted retained earnings (surplus reserve fund)	10,760,463	9,672,754
Retained earnings (including surplus reserve fund)	$69,988,128	$60,276,045

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

Contractual Obligations

Company’s contractual obligations as of June 30, 2014 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$17,268,561	$47,514,953	14
Long term payable	1,485,175	1,606,577	15
Entrusted loan	-	62,085,555	14
Total	$18,753,736	$111,207,085

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

As of June 30, 2014, the two 3 MW BPRT systems were completed, and the Company had paid $17.99 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $2.44 million for completing the Shanxi Datong Coal Group Power Generation projects.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million (approximately $33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2014, Zhonghong has paid $25.17 million for the project, and is committed to pay additional $9.75 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million (approximately $66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2014, Zhonghong has paid $26.81 million for Huayu project and $18.03 million for the Tian’an project and is committed to pay an additional $8.13 million for Huayu project and $16.25 million for Tian’an project.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year). As of June 30, 2014, the Company has paid $25.08 million for the Zhongtai project, and is committed to pay additional $8.23 million for completing the project.

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

Rongfeng will start to pay an energy saving service fee from the date when the waste heat power generation station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kilowatt hour (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than 5 years (including 5 years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (5 years minus the years of which the system has already operated); 2) if it is more than 5 years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 year). As of June 30, 2014, the Company has paid $27.23 million for the Zhongtai project, and is committed to pay additional $2.41 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

The following are additional risk factors to the ones previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

The following additional risks are associated with the Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) the Company entered into with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), on July 8, 2014. The Equity Distribution Agreement will become effective on the date on which the SEC declares effective a registration statement registering the resale of the shares to be sold pursuant to the Equity Distribution Agreement by the Company to the Investor.

Our Equity Line with YA Global may not be available to us if we elect to make a draw down.

Pursuant to the Equity Line, YA Global committed to purchase, subject to certain conditions, up to $50 million of shares of our Common Stock over a period which is the shorter of the 24 month period from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Equity Distribution Agreement or the 36 month period following the execution of the Equity Distribution Agreement.

YA Global will not be obligated to purchase shares under the Equity Line unless certain conditions are met, which include, among others:  effectiveness of the registration statement; the continued listing of our Common Stock on the NASDAQ Global Market; our compliance with our obligations under the Equity Distribution Agreement entered into with YA Global; the absence of injunctions or other governmental actions prohibiting the issuance of Common Stock to YA Global; and the accuracy of representations and warranties made to YA Global.

Any draw downs under our Equity Line with YA Global may result in dilution to our shareholders.

Under the Equity Distribution Agreement with YA Global, upon effectiveness of the registration statement, and subject to other conditions, we may direct YA Global to purchase in a series of transactions up to $50,000,000 of our shares of common stock over a period which is the shorter of the 24 month period from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Equity Distribution Agreement or the 36 month period following the execution of the Equity Distribution Agreement.

Specifically, because the per share purchase price for the shares subject to a draw down notice will be equal to 99.0% of the arithmetic average of the VWAPs over a five day trading period during the applicable Pricing Period as set forth in the Equity Distribution Agreement, YA Global will pay less than the then-prevailing market price for the shares subject to a draw down notice, and the actual purchase price for the Shares that we may sell to YA Global pursuant to a draw down notice will fluctuate based on the VWAP of our common stock during the applicable pricing period. As a result of this discount, YA Global may have a financial incentive to sell our common stock immediately to realize the profit equal to the difference between the purchase price and the market price during the applicable pricing period. If YA Global sells the common stock, the market price of our common stock could decrease during the applicable pricing period. If the market price of our common stock decreases, YA Global may have a further incentive to sell the common stock that it holds. These sales may have a further impact on the market price of our common stock. Notwithstanding the foregoing, the Company has absolute discretion to determine when it will submit a draw down notice and the Company does not anticipate that management will issue any draw down notice in circumstances in which the prevailing market price for the stock would not provide a meaningful amount of capital without undue dilution.

We may use the net proceeds from sales of our common stock to YA Global pursuant to the Equity Distribution Agreement in ways with which you may disagree.

We intend to use the net proceeds from sales of our common stock to YA Global pursuant to the Equity Distribution Agreement for working capital and general corporate purposes. Accordingly, we will have significant discretion in the use of the net proceeds of sales of common stock to YA Global pursuant to the Equity Distribution Agreement. It is possible that we may allocate the proceeds differently than investors in this offering desire or that we will fail to maximize our return on these proceeds. We may, subsequent to this offering, modify our intended use of the proceeds from sales of common stock to YA Global pursuant to the Equity Distribution Agreement to pursue strategic opportunities that may arise, such as potential acquisition opportunities. You will be relying on the judgment of our management with regard to the use of the net proceeds from the sales of common stock to YA Global pursuant to the Equity Distribution Agreement, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. Any failure to apply the proceeds from sales of common stock to YA Global pursuant to the Equity Distribution Agreement effectively could have a material adverse effect on our business and cause a decline in the market price of our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB 115,000, 000 ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company determined 8,233,779 shares to be issued for purchasing Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station. The shares issuable in connection with the transaction described will be issued by the Company in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of our securities pursuant to Regulation S of the Act. The shares will be issued to non-U.S. persons (as such term is defined in Regulation S) in an offshore transaction relying on Regulation S. The Yida has acknowledged that the shares to be issued have not been registered under the Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description

10.1	Asset Transfer Agreement, dates as of June 29, 2014, by and between TCH energy Technology Co., Ltd. and Qitaihe City Boli Yida Coal Selection Co., Ltd.

10.2	Lease Agreement for Coking Coal Gas Power Generation Project, dated as of Jun 29, 2014, by and between TCH Energy Technology Co., Ltd. and Qitaihe City Boli Yida Coal Selection Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*       Filed herewith

**     Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 14, 2014	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	/s/ David Chong
David Chong Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Transfer Agreement, dates as of June 28, 2014, by and between TCH Energy Technology Co., Ltd. and Qitaihe City Boli Yida Coal Selection Co., Ltd.

10.2	Lease Agreement for Coking Coal Gas Power Generation Project, dated as of June 28, 2014, by and between TCH Energy Technology Co., Ltd. and Qitaihe City Boli Yida Coal Selection Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*       Filed herewith

**     Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014

