Form 10-Q
period 2014-09-30
CHINA RECYCLING ENERGY CORP
filed 2014-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 6, 2014 was 83,009,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2014 AND DECEMBER 31, 2013

	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$16,380,089	$7,701,530
Restricted cash	6,501,970	2,296,249
Accounts receivable	4,061,552	71,573
Current portion of investment in sales type leases, net	7,523,075	9,063,386
Interest receivable on sales type leases	973,244	765,010
Prepaid expenses	1,442,725	1,045,802
Other receivables	734,571	1,813,220
Notes receivable	-	656,071
Prepaid loan fees - current	82,893	83,649

Total current assets	37,700,119	23,496,490

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	62,170	125,474
Investment in sales type leases, net	182,139,847	175,441,561
Long term investment	773,492	738,513
Long term deposit	381,593	385,073
Property and equipment, net	27,516	44,243
Construction in progress	143,531,342	83,719,596

Total non-current assets	326,915,960	260,454,460

TOTAL ASSETS	$364,616,079	$283,950,950

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,326,988	$2,642,663
Notes payable - bank acceptances	13,327,915	5,740,622
Taxes payable	2,402,938	1,560,829
Accrued liabilities and other payables	2,461,426	1,517,191
Due to related parties	40,938	2,420,391
Deferred tax liability	1,263,567	1,442,317
Loans payable - current	17,066,233	14,925,618
Interest payable on entrusted loans	257,912	287,887
Current portion of long term payable	1,514,711	1,441,051

Total current liabilities	39,662,628	31,978,569

NONCURRENT LIABILITIES
Deferred tax liability, net	13,453,837	11,884,068
Refundable deposit from customers for systems leasing	1,641,609	1,164,526
Long term payable	1,216,748	2,385,422
Loans payable	44,876,067	18,862,045
Entrusted loan payable	62,088,581	62,654,792
Shares to be issued	187,500	-

Total noncurrent liabilities	123,464,342	96,950,853

Total liabilities	163,126,970	128,929,422

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,009,035 and 60,910,058 shares issued and	83,009	60,910
Additional paid in capital	111,517,577	78,130,053
Statutory reserve	11,302,459	9,672,754
Accumulated other comprehensive income	14,856,552	16,209,403
Retained earnings	63,452,760	50,603,291

Total Company stockholders' equity	201,212,357	154,676,411

Noncontrolling interest	276,752	345,117

Total equity	201,489,109	155,021,528

TOTAL LIABILITIES AND EQUITY	$364,616,079	$283,950,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Revenue
Sales of systems	$18,861,570	$49,092,120	$-	$21,389,320
Contingent rental income	674,651	899,582	244,916	349,248

Total revenue	19,536,221	49,991,702	244,916	21,738,568

Cost of sales
Cost of contingent rental income and systems	14,573,699	37,882,123	-	16,479,275

Total cost of sales	14,573,699	37,882,123	-	16,479,275

Gross profit	4,962,522	12,109,579	244,916	5,259,293

Interest income on sales-type leases	19,489,142	13,758,083	7,068,142	5,204,537

Total operating income	24,451,664	25,867,662	7,313,058	10,463,830

Operating expenses
General and administrative	2,463,693	2,700,589	855,490	934,029

Total operating expenses	2,463,693	2,700,589	855,490	934,029

Income from operations	21,987,971	23,167,073	6,457,568	9,529,801

Non-operating income (expenses)
Interest income	80,069	185,511	23,269	32,279
Interest expense	(2,471,733)	(4,498,766)	(610,140)	(1,711,077)
Investment income	17,138	-	3,870	-
Other income (expenses)	(376,555)	(1,843,018)	454,936	(1,845,891)

Total non-operating expenses, net	(2,751,081)	(6,156,273)	(128,065)	(3,524,689)

Income before income tax	19,236,890	17,010,800	6,329,503	6,005,112
Income tax expense	4,823,037	5,363,136	1,583,868	1,636,266

Income before noncontrolling interest	14,413,853	11,647,664	4,745,635	4,368,846

Less: income (loss) attributable to noncontrolling interest	(65,321)	222,348	(21,457)	(24,936)

Net income attributable to China Recycling Energy Corp	14,479,174	11,425,316	4,767,092	4,393,782

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	(1,352,851)	3,309,105	121,422	948,570
Foreign currency translation gain (loss) attributable to noncontrolling interest	(3,044)	79,263	(156)	1,110

Comprehensive income attributable to China Recycling Energy Corp	$13,126,323	$14,734,421	$4,888,514	$5,342,352

Comprehensive income (loss) attributable to noncontrolling interest	$(68,365)	$301,611	$(21,613)	$(23,826)

Basic weighted average shares outstanding	65,117,458	51,472,254	73,088,178	53,927,370
Diluted weighted average shares outstanding	65,156,367	52,179,389	73,088,178	54,942,648

Basic earnings per share	$0.22	$0.22	$0.07	$0.08
Diluted earnings per share	$0.22	$0.22	$0.07	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$14,413,853	$11,647,664
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Changes in sales type leases receivables	(18,861,570)	(49,092,120)
Shares issued for the cost of system purchase	14,491,450	16,481,108
Stock compensation for IR service	187,500	-
Depreciation and amortization	18,510	34,983
Amortization of prepaid loan fees	62,242	61,549
Investment income	(17,138)	-
Changes in deferred tax	1,513,196	2,503,693
Changes in assets and liabilities:
Interest receivable on sales type leases	(215,396)	148,522
Collection of principal on sales type leases	12,028,342	7,735,644
Prepaid expenses	(406,843)	(1,298,550)
Accounts receivable	(3,995,237)	(28,660)
Other receivables	1,038,927	(1,032,584)
Construction in progress	(60,638,295)	(54,464,836)
Accounts payable	6,354,711	2,127,152
Taxes payable	857,203	588,265
Interest payable on entrusted loans	(27,405)	3,233,632
Accrued liabilities and other payables	954,857	(355,792)
Accrued interest on convertible notes	-	(383,929)
Refundable deposit from customers for systems leasing	488,170	547,099

Net cash used in operating activities	(31,752,923)	(61,547,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(4,231,355)	(542,593)
Acquisition of property and equipment	(2,164)	(21,437)
Increased investment in subsidiary	-	(1,287,291)
Distribution to acquire noncontrolling interest	-	(226,585)
Long term investment	-	(12,629,936)

Net cash used in investing activities	(4,233,519)	(14,707,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	650,893	(643,646)
Proceeds from loans	41,673,447	78,363,853
Repayment of loans	(13,180,590)	(15,835,050)
Long term payable	(1,061,660)	(974,262)
Contribution from noncontrolling interest	-	400,669
Proceeds from shares issued	18,918,173	-
Advance from related parties	(2,360,953)	4,000,257

Net cash provided by financing activities	44,639,310	65,311,821

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	25,691	799,081

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	8,678,559	(10,144,100)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	7,701,530	45,004,304

CASH & EQUIVALENTS, END OF PERIOD	$16,380,089	$34,860,204

Supplemental cash flow data:
Income tax paid	$2,460,646	$2,712,123
Interest paid	$10,104,826	$6,777,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, in the Peoples Republic of China (“PRC”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of twenty (20) years. Total investment for the project was estimated at $79 million (RMB500 million) with an initial investment of $17.55 million (RMB120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China.  Under this lease agreement, Xi’an TCH leased a set of 12MW biomass power generation (“BMPG”) systems to Pucheng at a minimum of $279,400 (RMB1,900,000) per month for a term of fifteen (15) years.

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing joint venture between Zhonggang and Shanghai Baoshan Steel Group established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of September 30, 2014, Xi’an TCH had not yet commenced the CDM application process.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB1.5 million) per month for nine and half (9.5) years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd. (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems and, one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB1.2 million), $0.18 million (RMB1.1 million) for the second five (5) years, $0.16 million (RMB1.0 million) for the following ten (10) years and $0.15 million (RMB0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between the US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company issued 8,233,779 for the Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease term.

The Fund Management Company

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd. (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) with registered capital of RMB10 million. Xi’an TCH made an initial capital contribution of RMB4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB5 million ($830,000) to the HYREF Fund. An initial total amount of RMB460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”) with registered capital of RMB30 million ($4.85 million). Xi’an TCH paid RMB27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed twelve in the first quarter of 2015. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is twenty (20) years. The construction of the Tianyu Project is anticipated to be completed in the middle of 2015. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Tianyu Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted engineering, procurement and construction services for two CDQ systems and two 25 MW CDQ WHPG systems for Tianyu to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB400 million ($66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ and Waste Heat Power Generation Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the Project is expected to be eighteen (18) months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

  On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two years (the “ Waste Water Treatment Project”).

The construction period of the CDQ Project is expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years and Baoliyuan shall pay an energy saving fee at RMB0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB1.

Baoliyuan shall provide waste heat to the systems for no less than 8,000 hours per year and coking production shall reach 80% of its capacity. If these requirements are not met, the energy saving fee will be calculated according to such hours and capacity.

If Baoliyuan wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Baoliyuan requests termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Baoliyuan requests the termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty (20) years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB1.05 million per month ($171,010) for the first twelve (12) months and RMB940,000 per month ($153,094) for the next twelve (12) months.

Summary for the nine months ended September 30, 2014 Sales-Types Leases

As of September 30, 2014, Xi’an TCH leases the following systems: (i) TRT system to Zhangzhi (13 year term). On September 24, 2014, Xi’an TCH entered into an Assets Repurchase Agreement for the TRT system with Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. (“Zhangzhi”). Under the Repurchase Agreement, Zhangzhi will purchase the TRT System from Xi’an TCH and will also repay the outstanding energy saving service fees owed to Xi'an TCH. The repurchase price for the TRT System is RMB35 million ($5.69 million). Zhangzhi will pay the first 30% (RMB10.5 million, or $1.71 million) of the Repurchase Price within five (5) working days from the execution of the Repurchase Agreement, the second 30% (RMB10.5 million, or $1.71 million) of the Repurchase Price within 15 working days from the execution of Repurchase Agreement and the remaining 40% (RMB14 million, or $2.28 million) of the Repurchase Price within 30 working days from the execution of Repurchase Agreement. Zhangzhi will also repay the outstanding energy saving service fees of RMB1.1 million ($179,000) to Xi’an TCH within three (3) working days from the execution of the Repurchase Agreement. Xi’an TCH will stop the payment of site lease fee to Zhangzhi for the TRT System upon the execution of the Repurchase Agreement. The ownership of the TRT System will be transferred to Zhangzhi when it pays off the entire Repurchase Price. As of September 30, 2014, Xi’an TCH received RMB10.5 million ($1.71 million). As of this report date, Xi’an TCH received the payment in full. (ii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iii) BMPG systems to Shenqiu Phase I (11 year term); (iv) Shenqiu Phase II (9.5 year term); (v) WHPG system to Zhongbao (9 year term); (vi) WHPG systems to Jitie (24 year term); (vii) WGPG systems to Yida (15 year term); and (viii) two BPRT systems to Shanxi Datong (30 year term). In addition, as of September 30, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2013 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three (3) months ended September 30, 2014 are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations. The Company finances construction of the waste energy recycling power generating projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of September 30, 2014 and December 31, 2013, the Company had accounts receivable of $79,430 and $71,573, respectively, from contingent rental income. In addition, as of September 30, 2014, the Company had accounts receivable of $3,982,122 from Zhangzhi for the asset repurchase of the TRT system (see Note 1).

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

Impairment of Long-life Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2014 and December 31, 2013.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging”.

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of September 30, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd (“ZRIT”) trust loan payable of $55.45 million, (ii) a long-term payable for a sale-leaseback transaction of $2.73 million, and (iii) Zhonghong entrusted loan of $62.09 million. As of December 31, 2013, the Company’s long-term debt obligations consisted of the following: (i) long-term bank loans payable of $18.86 million, (ii) a long-term payable for a sale-leaseback transaction of $3.83 million, and (iii) Zhonghong entrusted loan of $62.65 million.

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

For the Company’s long term bank loans, ZRIT trust loan and Zhonghong entrusted loans noted above, the Company believes the carrying amounts approximate their FV. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments (discussed in Note 15) and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

As of September 30, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $1.22 million on September 30, 2014 and $2.39 million on December 31, 2013, which was the present value of the total future cash outflow including principal and interest payments (See Note 15).

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation”, and ASC 505, “Equity”. The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 740, “Income Taxes”.  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted EPS is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method. The following table presents a reconciliation of basic and diluted EPS:

The following table presents a reconciliation of basic and diluted earnings per share for the nine and three months ended September 30, 2014 and 2013:

	Nine Months Ended		Three Months Ended
	2014	2013	2014	2013
Net income	$14,479,174	$11,425,316	$4,767,092	$4,393,782

Weighted average shares outstanding – basic	65,117,458	51,472,254	73,088,178	53,927,370
Effect of dilutive securities:
Options granted	38,909	707,135	-	1,015,278

Weighted average shares outstanding – diluted	65,156,367	52,179,389	73,088,178	54,942,648
Earnings per share – basic	$0.22	$0.22	$0.07	$0.08
Earnings per share – diluted	$0.22	$0.22	$0.07	$0.08

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

The Company uses FASB ASC Topic 220, “Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC Topic 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. All of the Company’s assets are located in the PRC.

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

3. NET INVESTMENT IN SALES-TYPE LEASES

Under sales-type leases, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term) (termination of the lease was effective as of October 22, 2014); (ii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iii) BMPG systems to Shenqiu Phase I (11 year term); (iv) Shenqiu Phase II (9.5 year term); (v) WHPG system to Zhongbao (9 year term); (vi) WHPG systems to Jitie (24 year term); (vii) WGPG systems to Yida (15 year term); and (viii) two BPRT systems to Shanxi Datong (30 year term). In addition, as of September 30, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years. The components of the net investment in sales-type leases as of September 30, 2014 and December 31, 2013 are as follows:

14

	2014	2013
Total future minimum lease payments receivable	$592,692,876	$560,187,391
Less: executory cost	(126,030,082)	(134,447,605)
Less: unearned interest income	(276,999,872)	(241,234,839)
Net investment in sales - type leases	189,662,922	184,504,947
Current portion	7,523,075	9,063,386
Noncurrent portion	$182,139,847	$175,441,561

As of September 30, 2014, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2014	$43,610,006
2015	42,492,436
2016	42,492,436
2017	42,446,445
2018	42,308,471
Thereafter	379,343,082
Total	$592,692,876

4. RESTRICTED CASH, NOTES PAYABLE – BANK ACCEPTANCES

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loan. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six (6) months.

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB460 million ($75 million) HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $1.25 million prepaid consulting expense as of September 30, 2014.

6. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of September 30, 2014, the Company’s construction in progress included $18.21 million for Shanxi Datong Coal Group one 15MW WGPG; $25.70 million for Xuzhou Zhongtai project; $27.62 million for Tangshan Rongfeng project; $27.58 million for Xuzhou Huayu project; $18.53 for Xuzhou Tian’an project and $25.88 million for Boxing County Chengli project. As of December 31, 2013, the Company’s construction in progress included $17.01 million for Shanxi Datong Coal Group one 15MW WGPG project; $25.54 million for Xuzhou Huayu project, $17.19 for Xuzhou Tian’an project and $23.98 million for Shandong Boxing project. As of September 30, 2014, the Company was committed to pay an additional $2.44 million for the Shanxi Datong Coal Group Power Generation project, $8.23 million for Xuzhou Zhongtai project, $2.41 million for Tangshan Rongfeng project, $8.13 million for Xuzhou Huayu project, $16.25 million for Xuzhou Tian’an project, and $9.75 million for Boxing County Chengli project.

7. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2014 and December 31, 2013:

	2014	2013
Income	$1,647,159	$806,231
Business	321,457	316,485
VAT arising from transfer WGPG to Shenmu	390,085	393,643
Other	44,237	44,470
Total	$2,402,938	$1,560,829

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2014 and December 31, 2013:

	2014	2013
Employee training, labor union expenditure and social insurance payable	$516,662	$521,373
Consulting, auditing, and legal expenses	550,152	403,860
Accrued payroll and welfare	302,932	318,871
Accrued system maintenance expense	-	49,205
Other	1,091,680	223,882
Total	$2,461,426	$1,517,191

9.  RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of September 30, 2014, the Company borrowed $0 from Mr. Ku, but had $40,938 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the “Company” entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued and sold to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in equivalent of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms .These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement.

 As of December 31, 2013, amounts due to related parties totaled $2,420,391, including an advance of $2,379,734 from Mr. Ku, a major shareholder and the Company's Chairman and CEO; and $40,657 from the Company’s management, which bore no interest, and were payable on demand. The $2,379,734 advance from the Company’s shareholder became short term, non-interest bearing, one-year loan as a result of the loan agreement entered on March 31, 2014, which was repaid in September 2014.

10. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity method. The Company recorded $124,092 equity based investment income during the nine (9) months ended September 30, 2014; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB280 million ($46.67 million) and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB75 million ($12.5 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three (3) years from the date of its contribution and for the ordinary limited partner is four (4) years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB75 million ($12.2 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund by Xi’an TCH.

11. NONCONTROLLING INTEREST

Prior to June 15, 2013, “Non-controlling interest” was a 7% equity interest of Erdos TCH (the “JV”) owned by Erdos Metallurgy Co., Ltd. (“Erdos”).

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB120 million), of which, $16.37 million (RMB112 million) was contributed by Xi’an TCH, and $1.18 million (RMB8 million) was from Erdos Metallurgy. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an TCH will pay Erdos Metallurgy $1.29 million (RMB8 million) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH distributed 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy up to June 30, 2013, in accordance with the supplementary agreement entered on August 6, 2013.  In July 2013, Xi’an TCH paid $1.29 million (RMB8 million) to Erdos Metallurgy, and in August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) in the amount of $226,000 to Erdos Metallurgy.

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

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

As of September 30, 2014 and December 31, 2013, deferred tax liability consisted of the following:

	2014	2013
Deferred tax asset — noncurrent (accrual of system maintenance cost)	$62,599	$70,551
Deferred tax asset — noncurrent (depreciation of fixed assets)	31,881,151	31,308,695
Deferred tax liability — noncurrent (net investment in sales-type leases)	(45,397,587)	(43,263,314)
Deferred tax liability, net of deferred tax asset – noncurrent	$(13,453,837)	$(11,884,068)
Deferred tax liability — current (net investment in sales-type leases)	$(1,263,567)	$(1,442,317)

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2014 and 2013 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three (3) years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2014 and 2013 was 25%.  Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of September 30, 2014, had net operating loss (“NOL”) carry forwards for income taxes of $13.27 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to twenty (20) years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2014 and 2013, respectively:

	Nine Months		Three Months
	2014	2013	2014	2013
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(9.5)%	(9.7)%	(9.7)%	(9.2)%
Effective tax holiday	(8.0)%	-%	(8.0)%	-%
Prior periods income tax adjustment per income tax return filed	4.3%	-%	6.2%	-%
Effect of tax rate change on deferred tax items	2.3%	4.2%	-%	0.4%
Valuation allowance on PRC NOL	-%	0.5%	-%	1.3%
Valuation allowance on US NOL	2.0%	2.5%	2.5%	0.7%
Tax per financial statements	25.1%	31.5%	25.0%	27.2%

The provision for income taxes expense for the nine and three months ended September 30, 2014 and 2013 consisted of the following:

	Nine Months		Three Months
	2014	2013	2014	2013
Income tax expense – current	$3,309,841	$2,859,443	$1,542,208	$552,388
Income tax expense benefit - deferred	1,513,196	2,503,693	41,660	1,083,878
Total income tax expense	$4,823,037	$5,363,136	$1,583,868	$1,636,266

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

The Capital Trust Plan raised $44.1 million (RMB300 million) through a series of capital raises in 2009 and 2010, including (i) 13,750,000 B1 units ($2.0 million) purchased by the management of Erdos TCH; (ii) 1,600,000 ($235,600) A1 units and (iii) 46,250,000 B2 units ($7.4 million) purchased by Xi’an TCH, which was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. On behalf of Erdos TCH, Xi’an TCH paid in full to Beijing Trust for the Trust Loan in December 2013 except the principal of RMB46.25 million ($7.59 million) that was previously invested by Xi’an TCH to the Trust Loan plus accumulated interest of RMB2.78 million ($0.46 million), and RMB 7.65 million ($1.25 million) that was previously invested by Mr. Guohua Ku to the Trust Loan plus accumulated interest of RMB459,000 ($75,000), that remained as outstanding liabilities of Erdos TCH. Beijing Trust transferred credit rights of the above outstanding balances to Xian TCH and Mr. Guohua Ku. In addition, Xi’an TCH assumed liability of Erdos TCH to pay Mr. Ku. The outstanding liability of Erdos TCH to Xi’an TCH was eliminated in the consolidation. The related management incentive benefit and Clean Development Mechanism under the Kyoto Protoco were terminated accordingly without further execution as a result of repayment to Beijing Trust.

Entrusted Loan Payable

 The newly established HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) with total fund size of RMB460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB3 million ($0.5 million) as an equity investment and RMB457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and Mr. Guohua Ku, the Chairman and CEO of the Company.

The loan agreement provides, Zhonghong shall also maintain a certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

•	During the first three (3) years from the first release of the loan, the balance in its account shall be no less than RMB7.14 million ($1.19 million) on the 20th day of the 2nd month of each quarter and no less than RMB14.28 million ($2.38 million) on the 14th day of the last month of each quarter;

•	During the fourth year from the first release of the loan, the balance in its account shall be no less than RMB1.92 million ($0.32 million) on the 20th day of the 2nd month of each quarter and no less than RMB3.85 million ($0.64 million) on the 14th day of the last month of each quarter; and

•	During the fifth year from the first release of the loan, the balance in its account shall be no less than RMB96,300 ($16,050) on the 20th day of the 2nd month of each quarter and no less than RMB192,500 ($32,080) on the 14th day of the last month of each quarter.

The term of this loan is for sixty (60) months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of September 30, 2014, the entrusted loan payable had an outstanding balance of $74.28 million, of which, $12.2 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.2 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the nine (9) months ended September 30, 2014, the Company recorded interest expense of $1,033,463 on this loan and capitalized $5.89 million interest to construction in progress.

Bank Loans - Industrial Bank

On March 31, 2011, Xi’an TCH entered into a loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB30 million) to Xi’an TCH for three (3) years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB3 million). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. This loan was paid in full at maturity.

On November 8, 2011, Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB130 million) to Xi’an TCH for four (4) years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine (9) months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB10 million). For the first nine (9) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of September 30, 2014, this loan had an outstanding balance of $6.50 million, and was classified as a current liability due to required minimum quarterly principal payments of $1,618,463.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB100 million) to Xi’an TCH for four (4) years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB3.75 million) for 2014, $1,025,111 (RMB6.25 million) for 2015, and $1,230,133 (RMB7.5 million) for 2016 and 2017. For the first six (6) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of September 30, 2014, this loan had an outstanding balance of $13.82 million, of which, $4.06 million was to be repaid within one year and was classified as a current liability, and $9.76 million will be repaid after one year and was classified as a noncurrent liability.

Bank Loan – Bank of Xi’an

On March 28, 2013, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB30 million) to Xi’an TCH for one (1) year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB712,500) as a re-guarantee service fee. This loan was repaid at maturity.

On May 28, 2014, Xi’an TCH entered into another loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB40 million) to Xi’an TCH for one (1) year with maturity on May 29, 2015. The monthly interest rate of the loan is 0.65%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB950,000) as a re-guarantee service fee. As of September 30, 2014, this loan had an outstanding balance of $6.50 million, to be repaid within one year and was classified as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB50 million) to Xi’an TCH for three (3) years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB45 million) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of September 30, 2014, this loan had an outstanding balance of $8.13 million, to be repaid after one year and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of September 30, 2014, the Company had a $16.40 million outstanding balance under Zhongtai Loan.

The Zhongtai Loan has a term of four (4) years. The annual interest rate for the first twenty-four (24) months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four (24) months and Xi'an TCH has the right to prepay the Zhongtai Loan before maturity if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the 24-month anniversary date of the establishment of Trust Plan No. 1. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of September 30, 2014, the Company had a $10.60 million outstanding balance under Rongfeng Loan.

The Rongfeng Loan has a term of four (4) years. The annual interest rate for the first twenty-four (24) months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four (24) months and Xi'an TCH has the right to prepay the Rongfeng Loan before maturity if Xi’an TCH does not agree to such adjustment of the interest rate. ZRIT has the right to request repayment of all principal and interest of the Rongfeng Loan on the 24-month anniversary date of the establishment of Trust Plan No. 2. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

For the nine (9) months ended September 30, 2014, the Company capitalized $2.20 million interest to construction in progress for ZRIT Trust loans.

As of September 30, 2014, the future minimum repayment of all the loans including entrusted loan to be made by years is as follows:

2015	17,066,233
2016	59,297,846
2017	36,542,869
2018	11,123,933
2019	-
Total	$124,030,881

15.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Cinda Agreement”) with Cinda Financial, an affiliate of China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda HK”).

Under the Cinda Agreement, Xi’an TCH transferred its ownership of (i) a set of 7MW steam turbine WHPG systems and (ii) four furnaces and ancillary apparatus ((i) and (ii) collectively, the “Assets”) to Cinda Financial for $6.72 million (RMB42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for five (5) years for $8.15 million (RMB51.54 million) based on the transfer cost and benchmark interest rate for five (5) year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%). The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB4,250) to acquire the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB2.59 million).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB2.550 million) and a refundable security deposit of $338,079 (RMB2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the nine (9) months ended September 30, 2014 and 2013, $62,000 (RMB382,500) was amortized, and $21,000 was amortized for the three (3) months ended September 30, 2014 and 2013, respectively. The unamortized portion was recorded as prepaid loan fees of $82,893 and $62,170 into current and non-current portions, respectively, as of September 30, 2014.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to September 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of September 30, 2014, the Company made repayments of $4,639,569 to Cinda Financial.

As of September 30, 2014, the future minimum payment to be made by years was as follows:

2014	$421,779
2015	1,687,118
2016	843,559

Total	2,952,456
Unamortized interest	(220,997)
Total long term payable	2,731,459
Current portion	1,514,711
Noncurrent portion	$1,216,748

16. STOCK-BASED COMPENSATION PLAN

Options to Employees

On August 4, 2008, the Company granted certain employees stock options under the Company’s 2007 Non-Statutory Stock Option Plan, which was later amended and restated in 2010, to acquire 3,000,000 shares of the Company’s common stock, par value $0.001, at $0.80 per share. The options vested over three (3) years and have a life of five (5) years. The Company’s 2007 Non-Statutory Stock Option Plan has expired.

Based on the FV method under FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of each option granted to employees is recognized as compensation expense over the vesting period of each stock option award. The FV of the options was calculated using the following assumptions, estimated life of five (5) years, volatility of 100%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The options were accounted for as a modification of the options cancelled on June 25, 2008. The grant date FV of options was $5.04 million. The options expired on August 3, 2013.

On November 9 and 11, 2009, the Company and three option holders agreed to cancel 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three (3) years and have a life of five (5) years. The FV of the options was calculated using the following assumptions, estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513.

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

The Company did not meet the financial goals of 2012 and 2011; accordingly, the second and third tranches (two thirds of the total number of 2,200,000 options) were forfeited.

The options have a life of five (5) years. The FV of the options was calculated using the following assumptions; estimated life of five (5) years, volatility of 92%, risk free interest rate of 3.54%, and dividend yield of 0%. Each tranche of the options is deemed to be independent of the others. Therefore, the FV of the first tranche of options was expensed during 2011; the second and third tranche of options were forfeited due to the non-achievement of established financial benchmarks.

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	1,023,333	$2.85	1.40
Exercisable at January 1, 2014	1,023,333	2.85	1.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2014	1,023,333	2.85	0.65
Exercisable at September 30, 2014	1,023,333	$2.85	0.65

Options to Independent Directors

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, at $1.85 per share to three independent directors. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five (5) years. The FV of the options was calculated using the following assumptions: estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $183,000.

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, at $4.68 per share to another independent director. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five (5) years. The FV of the options was calculated using the following assumptions: estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $142,000.

On October 7, 2010, the Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010. The Director Stock Options vested and became exercisable upon shareholder approval; the options had a life of five (5) years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five (5) years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000. On October 31, 2013, the Company was notified by NASDAQ that the grant of options to Mr. Chungui Shi were subject to our shareholders’ approval pursuant to NASDAQ rule 5635(c); accordingly, on November 11, 2013, the Company and Mr. Shi entered into that certain First Amendment to the Non-Statutory Stock Option Agreement. Per the First Amendment, the parties agreed that the underlying Nonstatutory Stock Option Agreement would be subject to stockholder approval at the Company's 2014 Annual Meeting of Shareholders and that if shareholder approval is not obtained, the initial grant shall be deemed null and void and Mr. Shi shall not have a right to these shares, the stock options granted to Mr. Shi was approved in the Company’s 2014 Annual Meeting.

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

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock. During the nine (9) months ended September 30, 2014, two of the Company’s directors exercised 60,000 shares (50,000 and 10,000 shares respectively) of stock options into 36,124 shares (30,575 and 5,549 shares respectively) of the Company’s common stock.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	200,000	2.64	1.05
Exercisable at January 1, 2014	160,000	2.64	0.74
Granted	-	-	-
Exercised	60,000	1.85	-
Forfeited	-	-	-
Outstanding at September 30, 2014	140,000	2.98	0.49
Exercisable at September 30, 2014	140,000	$2.98	0.49

Shares issued to a consulting firm

On October 16, 2013, the Company entered a one-year financing consulting service agreement with a consulting firm. The Company will pay 75,000 restricted Rule 144 shares for the service. The Board approved such share issuance on March 27, 2014. The fair value of the 75,000 shares was $187,500 at agreement date, and was amortized over the term of the service.

Shares issued to CEO

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued and sold to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms .These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement.

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of September 30, 2014 and December 31, 2013, Xi’an TCH had outstanding notes receivable of $0 and RMB4, million ($656,071), respectively.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi’an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi’an TCH is for a three (3) years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi’an TCH: (i) total accumulated sales in three (3) years should be RMB320 million ($52.8 million), and (ii) total accumulated taxable income should be RMB56.9 million ($9.0 million). In 2012, Xi’an TCH’s total sales were RMB129 million ($20.5 million) and total taxable income was RMB59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB56.9 million ($9.0 million) in 2012 under PRC GAAP. In 2013, Xi’an TCH’s total sales were RMB154million ($24.9 million) under PRC GAAP; in the three (3) months ended March 31, 2014, Xi’an TCH’s total sales were RMB45 million ($7.4 million) under PRC GAAP; as a result, Xian TCH achieved total accumulated sales target of RMB320 million ($52.8 million) under PRC GAAP as of March 31, 2014, and therefore was fully entitled to the subsidy income. Total subsidy income for three (3) years was $499,000 (RMB3.15 million) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling, the net subsidy received was $349,300 (RMB2.21 million), which was recorded as part of other income.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired. Xi’an TCH renewed this lease for an additional three (3) years with an 8% increase on rent upon renewal; the monthly rental payment was $18,000 before March 4, 2014 and is now $19,440 after Mach 4, 2014. In March 2013, Xi’an TCH leased an office in Jinan for a three (3) year term, expiring on March 22, 2016, with a monthly rental payment of $3,800, which amount will be increased by 5% each year. For the nine (9) months ended September 30, 2014 and 2013, the rental expense of Xi’an TCH was $303,667 and $203,500, respectively; for the three (3) months ended September 30, 2014 and 2013, the rental expense was $80,242 and $55,400, respectively.

Future minimum annual rental payments required under operating leases as of September 30, 2014 were as below (by year):

2015	$283,000
2016	259,000
2017	97,000
Total	$639,000

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Rongfeng, and Zhongtai, and Note 6 for commitment on construction in progress.

20. SUBSEQUENT EVENT

On July 8, 2014, the Company entered into a Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) with YA Global Master SPV Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Investor committed to purchase, subject to certain restrictions and conditions, up to $50,000,000 of the Company’s common stock, and the Equity Distribution Agreement will become effective on the date on which the Securities and Exchange Commission (the “SEC”) declares effective a registration statement registering the resale of the shares to be sold pursuant to the Equity Distribution Agreement by the Company to the Investor.

On October 1, 2014, the Company provided a written notice to the Investor of the termination of the Equity Distribution Agreement pursuant to Section 11.02 (b) of the Equity Distribution Agreement.  The Company decided to terminate the Equity Distribution Agreement because it did not intend to utilize the Equity Distribution Agreement to raise capital at current stock price levels and no registration statement under the Equity Distribution Agreement has been filed with SEC as of the date of the termination notice. The termination of the Equity Distribution Agreement was effective fifteen trading days after the written notice to the Investor.

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

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, sells and leases energy saving systems and equipment to its customers, in the People’s Republic of China (“PRC”). Typically, the Company transfers ownership of the waste energy recycling power generating projects to its customers at the end of each sales-type lease and finances its customers for the cost of the projects as described below.

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

As of September 30, 2014, Shanghai TCH had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation system (“WGPG” system); (ii) Erdos (for five recycling waste heat power generating systems); (iii) Zhongbao (for one waste heat power generation (“WHPG”) system); (iv) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (v) Pucheng (for two biomass power generation (“BMPG”) systems); (vi) Shenqiu (for two biomass power generation (“BMPG”) systems); and (vii) Shanxi Datong Coal Group Steel Co., Ltd (for two BPRT systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB10 million. Xi’an TCH made an initial capital contribution of RMB4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB5 million ($830,000) to the HYREF Fund. An initial total amount of RMB460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of twenty (20) years with a total investment for the project estimated at $79 million (RMB500 million) and an initial investment of $17.55 million (RMB120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB1.2 million), $0.18 million (RMB1.1 million) for the second five (5) years, $0.16 million (RMB1.0 million) for the following ten (10) years and $0.15 million (RMB0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Shanxi Datong at no additional charge.

As of September 30, 2014, the Company had construction in progress of $18.21 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.44 million.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10.94 million (RMB70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB1.8 million) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB1.5 million) per month for nine and half (9.5) years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB0.20 ($0.036) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed in the first quarter of 2015. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in in the middle of 2015. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB400 million ($66.67 million) of which RMB200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Yida Coke Oven Gas Power Generation Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction. The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the term of the lease.

Zhongtai WHPG Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the Project is expected to be eighteen (18months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two (2) years (the “ Waste Water Treatment Project”).

The construction period of the CDQ Project is expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years and Baoliyuan shall pay an energy saving fee at RMB0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB1.

Baoliyuan shall provide waste heat to the systems for no less than 8,000 hours per year and coking production shall reach 80% of its capacity. If these requirements are not met, the energy saving fee will be calculated according to such hours and capacity.

If Baoliyuan wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Baoliyuan requests termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Baoliyuan requests the termination, Baoliyuan shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty (20) years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB1.05 million per month ($171,010) for the first twenlve (12) months and RMB940,000 per month ($153,094) for the next twelve (12) months.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of September 30, 2014, the Company borrowed $0 from this shareholder, but had $40,938 in advances from the Company’s management, which bore no interest, and payable upon demand of the management.

On August 27, 2014, the “Company” entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued and sold to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in equivalent of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms .These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840) and its various amendments and interpretations. The Company manufactures and constructs the waste energy recycling power generating projects and finances its customers for the costs of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

Contingent Rental Income

The Company records the income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period earned. Contingent rent is not part of minimum lease payments.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency RMB. For financial reporting purposes, RMB figures were translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
		% of Sales		% of Sales
Sales	$244,916	100%	$21,738,568	100%
Sales of systems	-	-%	21,389,320	98%
Contingent rental income	244,916	100%	349,248	2%
Cost of sales (“COS”)	-	-%	16,479,275	76%
Cost of systems	-	-%	16,479,275	76%
Gross profit	244,916	100%	5,259,293	24%
Interest income on sales-type lease	7,068,142	2886%	5,204,537	24%
Total operating income	7,313,058	2986%	10,463,830	48%
Total operating expenses	(855,490)	(349)%	(934,029)	(4)%
Income from operations	6,457,568	2637%	9,529,801	44%
Total non-operating expenses, net	(128,065)	(53)%	(3,524,689)	(16)%
Income before income tax	6,329,503	2584%	6,005,112	28%
Income tax expense	1,583,868	647%	1,636,266	8%
Less: net loss attributable to noncontrolling-interest	(21,457)	(9)%	(24,936)	-%
Net income attributable to China Recycling Energy Corp	$4,767,092	1946%	$4,393,782	20%

SALES. Total sales, including system sales and contingent rental income, for the three (3) months ended September 30, 2014 was $0.24 million while total sales for the comparable period of 2013 was $21.74 million, a decrease of $21.49 million as a result of absence of the sales of systems in the third quarter of 2014. During the three (3) months ended September 30, 2014, the Company did not complete or sell any power generation systems. In the comparable period of 2013, sales of systems were $21.39 million due to the completion and sale of the Pucheng Biomass Phase II project. For the three (3) months ended September 30, 2014, the Company received contingent rental income of $0.24 million from the usage of electricity in addition to the minimum lease payments, compared to $0.35 million for the comparable period in 2013. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three (3) months ended September 30, 2014 was $0 while our COS for the comparable period of 2013 was $16.48 million, the decrease of $16.48 million is due to the fact that no projects were completed and sold during the third quarter of 2014.

GROSS PROFIT. Gross profit was $0.24 million for the three (3) months ended September 30, 2014 compared to $5.26 million for the comparable period of 2013, a blended gross margin of 100% and 24% for the comparable periods of 2014 and 2013, respectively; the 100% profit margin in the three (3) months ended September 30, 2014 was mainly due to the fact that all revenue was generated from contingent rental income in the third quarter.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three (3) months ended September 30, 2014 was $7.07 million, a $1.87 million increase from $5.20 million for the comparable period of 2013. During the third quarter of 2014, interest income was derived from the following 15 sales-type leases:

i.	One (1) TRT system to Zhangzhi (13 years), (termination of the lease was effective as of October 22, 2014);
ii.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
iii.	One (1) BMPG system to Shenqiu Phase I (11 years);
iv.	One (1) BMPG system to Shenqiu Phase II (9.5 years);

v.	Five (5) power and steam generating systems to Erdos (20 years);
vi.	One (1) WHPG system to Zhongbao (9 years);
vii.	One (1) WHPG system to Jitie (24 years); and
viii.	Two (2) BPRT systems to Shanxi Datong (30 years).
ix.	One (1) WGPG system to Yida (15 years).

The Company sold Yida – a 15MW WGPG power generation system through a sales-type lease in June 2014 and the first payment was collected in July 2014. The lease for the TRT system to Zhangzhi terminated as of October 22, 2014 through an Assets Repurchase Agreement, wherein Xi’an TCH sold the TRT system to Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. for RMB35 million ($5.69 million).

In comparison, during the third quarter of 2013, interest income was derived from 14 systems: one TRT system, two CHPG systems, two systems with Erdos Phase I project and three systems of Erdos Phase II project, two Pucheng BMPG systems, two Shenqiu BMPG systems and Zhongbao WHPG system. Even though the Company sold Shanxi Datong Phase I project (consisting of two 3MW BPRT power generation systems) in June 2013, the Company did not start collecting payments until July.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.86 million for the three (3) months ended September 30, 2014 as compared to $0.93 million for the comparable period of 2013, a decrease of 0.07 million or 8%. This was mainly due to a decrease of consulting expense, but slightly offset with certain rental and office expenses.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three (3) months ended September 30, 2014, net non-operating expense was $0.13 million compared to $3.52 million for the comparable period of 2013. For the three (3) months ended September 30, 2014, we had $0.61 million interest expense on loans, $0.93 million gain on the sale of the TRT system to Zhangzhi, but offset with $0.48 million financial expense including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project,. For the comparable period of 2013, we had $1.71 million interest expense on loans and $1.61 million one-time commission to the Fund Management Company for successfully initiating and completion of the RMB460 million ($75 million) financing for the Company.

INCOME TAX EXPENSE. Income tax expense was $1.58 million for the three (3) months ended September 30, 2014, a decrease of $0.06 million from $1.64 million for the comparable period of 2013. The consolidated effective income tax rate for the three (3) months ended September 30, 2014 and 2013 was 25.0% and 27.2%, respectively, the decrease of effective income tax rate in 2014 was mainly due to the preferential income tax rate of 15% for Xi’an TCH in 2014. In July 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate effective on January 1, 2013.

NET INCOME. Net income for the three (3) months ended September 30, 2014 was $4.77 million compared to $4.39 million for the comparable period of 2013, an increase of $0.38 million. Even though there was a significant decrease in sales, this increase in net income was mainly due to the increased interest income on sales-type leases, decreased non-operating expenses and decreased income tax expenses compared with the same period of 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$19,536,221	100%	$49,991,702	100%
Sales of systems	18,861,570	97%	49,092,120	98%
Contingent rental income	674,651	3%	899,582	2%
Cost of sales	14,573,699	75%	37,882,123	76%
Cost of systems	14,573,699	75%	37,882,123	76%
Gross profit	4,962,522	25%	12,109,579	24%
Interest income on sales-type lease	19,489,142	100%	13,758,083	28%
Total operating income	24,451,664	125%	25,867,662	52%
Total operating expenses	(2,463,693)	(13)%	(2,700,589)	(6)%
Income from operations	21,987,971	112%	23,167,073	46%
Total non-operating expenses, net	(2,751,081)	(14)%	(6,156,273)	(12)%
Income before income tax	19,236,890	98%	17,010,800	34%
Income tax expense	4,823,037	24%	5,363,136	11%
Less: net income (loss) attributable to non-controlling interest	(65,321)	-%	222,348	-%
Net income attributable to China Recycling Energy Corp	$14,479,174	74%	$11,425,316	23%

SALES. Total sales, including system sales and contingent rental income, for the nine (9) months ended September 30, 2014 were $19.54 million while total sales for the comparable period of 2013 were $49.99 million, a decrease of $30.45 million as a result of sales of fewer systems. Of the total sales, sales of systems for the nine (9) months ended September 30, 2014 were $18.86 million, as compared to $49.09 million for the comparable period of 2013, a decrease of $30.23 million. For the nine (9) months ended September 30, 2014, the Yida project was completed and sold. In comparison, in the same period of 2013, the Shenqiu Phase II project, the Shanxi Datong Phase I project and the Pucheng Biomass Phase II project were completed and sold. For the nine (9) months ended September 30, 2014, the Company received contingent rental income of $0.67 million from the usage of electricity in addition to the minimum lease payments, compared to $0.90 million for the comparable period in year 2013. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the nine (9) months ended September 30, 2014 was $14.57 million while our COS for the comparable period of 2013 was $37.88 million, a decrease of $23.31 million. This decrease was mainly due to only sales of the Yida project for the nine (9) months ended September 30, 2014, in comparison to the comparable period in 2013 when the Shenqiu Phase II project, Shanxi Datong Phase I project, and the Pucheng Biomass Phase II project were sold.

GROSS PROFIT. Gross profit was $4.96 million for the nine (9) months ended September 30, 2014, compared to $12.11 million for the comparable period of 2013, representing a blended gross margin of 25% and 24% for the comparable period of 2014 and 2013, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine (9) months ended September 30, 2014 was $19.49 million, a $5.73 million increase from $13.76 million for the comparable period of 2013. This increase was primarily due to a greater number of sales-type leases in the comparable period of 2014. During the nine (9) months ended September 30, 2014, interest income was derived from the following sixteen (16) sales-type leases:

i.	One (1) TRT system to Zhangzhi (13 years), (termination was effective as of October 22, 2014);
ii.	One (1) CHPG system to Jing Yang Shengwei (5 years), expired on June 30, 2014;
iii.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
iv.	One (1) BMPG system to Shenqiu Phase I (11 years);
v.	One (1) BMPG system to Shenqiu Phase II (9.5 years);
vi.	Five (5) power and steam generating systems to Erdos (20 years);
vii.	One (1) WHPG system to Zhongbao (9 years);
viii.	One (1) WHPG system to Jitie (24 years); and
ix.	Two (2) BPRT systems to Shanxi Datong (30 years).
x.	One (1) WGPG system to Yida (15 years).

In comparison, during the comparable period of 2013, interest income was derived from 14 systems: one TRT system, two CHPG systems, two systems for the Erdos Phase I project, three systems for the Erdos Phase II project, two BMPG systems to Pucheng, two BMPG systems to Shenqiu, one WHPG system to Zhongbao, and one BPRT system for the Shanxi Datong Phase I project

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $2.46 million for the nine (9) months ended September 30, 2014 as compared to $2.70 million for the comparable period of 2013, a decrease of $0.24 million or 9%. The decrease was mainly due to a $0.39 million decrease in legal and consulting expenses compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the nine (9) months ended September 30, 2014, net non-operating expense was $2.75 million compared to $6.16 million for the comparable period of 2013. For the nine (9) months ended September 30, 2014, we had $2.47 million interest expense on loans, and $1.20 million financial expense including an amortized consulting fee of $1.12 million for the Company’s Zhonghong funding project, but offset with $0.93 million income from sale of TRT system to Zhangzhi, as well as $0.08 million interest income. For the comparable period of 2013, we had $4.50 million interest expense on loans, and a $1.61 million one-time commission to the Fund Management Company for initiating and completing a RMB460 million ($75.0 million) financing for the Company.

INCOME TAX EXPENSE. Income tax expense was $4.82 million for the nine (9) months ended September 30, 2014, a decrease of $0.54 million from $5.36 million for the comparable period of 2013. The decrease was mainly due to the 15% preferential income tax rate of Xi’an TCH in 2014, and income tax rate for the nine (9) months ended September 30, 2013 was 25%. In July 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate effective on January 1, 2013; however, this is a change of accounting estimates and only affects the Company’s financial statements going forward. The consolidated effective income tax rate for the nine (9) months ended September 30, 2014 and 2013 were 25.1% and 31.5%, respectively; the decrease of effective income tax rate in 2014 was mainly due to the preferential income tax rate of 15% for Xi’an TCH. The income tax rate for Shanghai TCH was 25% for 2014 and 2013. Huahong, Erdos TCH and Zhonghong’s income tax rate for 2014 and 2013 was 25%.

NET INCOME. Net income for the nine (9) months ended September 30, 2014 was $14.48 million compared to net income of $11.43 million for the comparable period of 2013, an increase of $3.05 million. Even though there was a significant decrease in sales, this increase in net income was mainly due to increased interest income from sales-type leases, decreased non-operating expenses and decreased income tax expenses in the nine (9) months ended September 30, 2014.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2014 and 2013

As of September 30, 2014, the Company had cash and equivalents of $16.38 million, other current assets of $21.32 million, current liabilities of $39.66 million, a working capital deficit of $(1.96) million, and a debt-to-equity ratio of 0.63:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine (9) months ended September 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating Activities	$(31,752,923)	$(61,547,160)
Investing Activities	(4,233,519)	(14,707,842)
Financing Activities	44,639,310	65,311,821

Net cash used in operating activities was $31.75 million during the nine (9) months ended September 30, 2014, compared to $61.55 million used in operating activities in the comparable period of 2013. The decrease in net cash outflow was mainly due to increased collection on sales-type lease receivables and net income, decreased other receivable outstanding, and increased accounts payable and other payables outstanding; however, the decrease in cash outflow was partially offset by increased payments in connection with the construction and commencement of the Xuzhou Zhongtai project and Tangshan Rongfeng project.

Net cash used in investing activities was $4.23 million for the nine (9) months ended September 30, 2014, compared to $14.71 million used in investing activities in the comparable period of 2013. We had $4.23 million cash outflow for restricted cash in the nine (9) months ended September 30, 2014 compared with $0.54 million in the same period of 2013. In addition, we had cash outflow for an investment of $0.64 million in Fund Management Company, an investment of $12.0 million in the Fund, and a $1.29 million payment for purchasing the noncontrolling interest of Erdos TCH in the same period of 2013.

Net cash provided by financing activities was $44.64 million for the nine (9) months ended September 30, 2014 compared to net cash provided by financing activities of $65.31 million for the comparable period of 2013. The cash inflow in the nine (9) months ended September 30, 2014 included $41.67 million of loan proceeds, $18.92 million proceeds from shares issued to Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, which were offset by $13.18 million repayment of bank loans, $1.06 million repayment of a long-term payable, and $2.36 million repayment to Mr. Ku’s advance to the Company. In comparison, the cash inflow for the nine (9) months ended September 30, 2013, resulted from $78.36 million in bank loan proceeds and proceeds from the Fund, $4.0 million advance from Mr. Ku, but was offset by $15.84 million repayment of bank loans, $0.97 million repayment of a long-term payable, and $0.64 million increased notes receivable.

We believe we have sufficient cash to continue our current business through 2014 based on recurring receipts from existing sales-type leases. As of September 30, 2014, the lease on one CHPG system had expired and one TRT system had terminated, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), two WHPG systems for Zhongbao and Jitie each, two BPRT systems for Shanxi Datong, and one WGPG system for Yida (first receipt comes in July 2014), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2014. In addition, we currently have 14 projects in operation with minimum monthly lease payments of RMB17.63 million ($2.87 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2014.

Transfers of Cash To and From our Subsidiaries

The PRC has currency and capital transfer regulations that require us to comply with regulations for the movement of capital. The Company is able to transfer cash (US dollars) to its PRC subsidiaries through: (i) an investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a shareholder loan. Except as described below, the Company’s subsidiaries in the PRC have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its shareholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in that respect, as well as in others respects noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	September 30, 2014	December 31, 2013
Unrestricted retained earnings	$63,452,760	$50,603,291
Restricted retained earnings (surplus reserve fund)	11,302,459	9,672,754
Retained earnings (including surplus reserve fund)	$74,755,219	$60,276,045

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

Contractual Obligations

Company’s contractual obligations as of September 30, 2014 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$17,066,233	$44,876,067	14
Long term payable	1,514,711	1,216,748	15
Entrusted loan	-	62,088,581	14
Total	$18,580,944	$108,181,396

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

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, and one 15MW WGPG with a total of 21MW power capacity for an estimated total investment of $27.45 million (RMB180 million). The lease term is thirty (30) years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB0.33) per kWh for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After thirty (30) years, the units will be transferred to Shanxi Datong without any charge.

As of September 30, 2014, the two 3 MW BPRT systems were completed, and the Company had paid $18.21 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $2.44 million for completing the Shanxi Datong Coal Group Power Generation projects.

Boxing Chengli Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”), including a supplement agreement entered by the parties on July 26, 2013.

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The energy saving service fees generated by the Project will be charged at RMB0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in the first quarter of 2015. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2014, Zhonghong has paid $25.88 million for the project, and is committed to pay an additional $9.75 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in the middle of 2015. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also provided a guarantee to purchase all the power generated by the CDQ WHPG system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB400 million ($66.67 million) of which RMB200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2014, Zhonghong has paid $27.58 million for Huayu project and $18.53 million for the Tian’an project and is committed to pay an additional $8.13 million for Huayu project and $16.25 million for Tian’an project.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ and Waste Heat Power Generation Energy Management Cooperative Agreement with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Agreement”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of September 30, 2014, the Company has paid $25.70 million for the Zhongtai project, and is committed to pay an additional $8.23 million for completing the project.

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement (with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China. Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the Project is expected to be eighteen (18) months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of September 30, 2014, the Company has paid $27.62 million for the Rongfeng project, and is committed to pay an additional $2.41 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued and sold to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares was $1.37 per share, which represented the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of the Share Purchase Agreement.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description

10.1	Assets Repurchase Agreement for the TRT Waste Pressure for Power Generation Project, dated as of September 24, 2014, by and between Xi’an TCH Energy Technology Co., Ltd and Capital Steel Group Zhangzhi Iron & Steel Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 14, 2014	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	/s/ David Chong
David Chong Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Assets Repurchase Agreement for the TRT Waste Pressure for Power Generation Project, dated as of September 24, 2014, by and between Xi’an TCH Energy Technology Co., Ltd and Capital Steel Group Zhangzhi Iron & Steel Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

