Form 10-K
period 2014-12-31
CHINA RECYCLING ENERGY CORP
filed 2015-03-23
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (011) 86-29-8765-1097

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Global Market on June 30, 2014, the last business day of the registrant’s fourth fiscal quarter, was $37,323,887.

As of March 22, 2015, the registrant had 83,084,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean China Recycling Energy Corporation, a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

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

We develop fully customized projects across several verticals to better meet customer’s energy recovery needs.  Our waste pressure-to-energy solution primarily consists of the Blast Furnace Top Gas Recovery Turbine Unit (“TRT”), a system that utilizes high pressure gas emitted from the blast furnace top to drive turbine units and generate electricity. Our waste heat-to-energy solution primarily consists of heat power generation projects for applications in cement, steel, coking coal, and nonferrous metal industries, which collect the residual heat from various manufacturing processes, e.g. the entrance and exit ends of the cement rotary kilns, to generate electricity. Our waste gas-to-energy solution primarily consists of the Waste Gas Power Generation system (“WGPG”) and the Combined Cycle Power Plant (the “CCPP”).  A WGPG system utilizes flammable waste gas from coal mining, petroleum exploitation, refinery processing or other sources as a fuel source to generate electricity through the use of a gas turbine. A CCPP system employs more than one power generating cycle to utilize the waste gas, which not only generates electricity by burning the flammable waste gas in a gas turbine (as a WGPG) but also uses the waste heat from burning the gas to make steam to generate additional electricity via a steam turbine.

We provide a clean-technology and energy-efficient solution aimed at reducing the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs, lower their operating costs, and extend the life of primary manufacturing equipment. Based on the differential between the cost to our customers of buying power from China’s national power grid and the cost to them of buying one of our projects, we believe our customers can recover the cost of our project within two to three years of operations.  In addition, our waste energy recycling projects allow our industrial customers to reduce their reliance on China’s centralized national power grid, which is prone to black-outs or brown-outs or is completely inaccessible from certain remote areas. Our projects generally produce lower carbon dioxide emissions and other pollutants, and are hence more environmentally friendly than other forms of power generation.

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

Company Overview and History

The Company was incorporated on May 8, 1980 as “Boulder Brewing,” under the laws of the State of Colorado. On September 6, 2001, the Company re-domiciled its state of incorporation from Colorado to Nevada. On March 8, 2007, the Company changed its name to “China Recycling Energy Corporation.” The Company, through its subsidiaries, Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”) and Huahong New Energy Technology Co, Ltd., sells and leases energy saving systems and equipment to its customers.

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July, 2013. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

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

As of December 31, 2014, Xi’an TCH, a wholly owned subsidiary of Shanghai TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11.9 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); (iv) WHPG systems to Jitie (24 year term); (v) WGPG systems to Boli Yida (15 year term); and (vi) two BPRT systems to Shanxi Datong (30 year term). In addition, as of December 31, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ waste heat power generation station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

As of December 31, 2014, the Company had construction in progress of $18.43 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.45 million.

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

Qitaihe City Boli Yida Coal Selection Co., Ltd. Coal Oven Gas Power Generation Project

 On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (the “Seller”), a limited liability company incorporated in China.

The Transfer Agreement provides for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station which has been converted from a 15 MW coal gangue power generation station (the "Transfer Asset") from the Seller. As consideration for the Transfer Asset, Xi’an TCH will pay to the Seller RMB 115,000, 000 (approximately $18,690,677) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction (the "Shares"). The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. The Company will file a Form S-3 Registration Statement to register the resale of the Shares for the Seller.

On June 28, 2014, Xi’an TCH also entered into a Coal Oven Gas Power Generation Project Lease Agreement (the “Lease Agreement”) with the Seller. Under the Lease Agreement, Xi'an TCH will lease the Transfer Asset to the Seller for RMB 3,000,000 ($487,583) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. The Seller will also provide a RMB 3,000,000 security deposit (without interest) for the lease . Xi’an TCH will transfer the Transfer Asset back to the Seller at no cost at the end of the term of the lease.

The following projects are under construction:

Chengli Waste Heat Power Generation (“WHPG”) Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplemental agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed in the second quarter of 2015. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed between the end of 2015 and the middle of 2016. Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ waste heat power generation systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ waste heat power generation systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

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

The construction period of the CDQ Project is expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years and Baoliyuan shall pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB 1.

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

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first twelve (12) months and RMB 940,000 per month ($153,094) for the next twelve (12) months.

As of December 31, 2014, the project has not commenced because Baoliyuan has not obtained all the necessary permission for the construction from local government.

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

One result of this massive increase in electric generation capacity has been the rise of harmful emissions. China has surpassed the United States to become the world’s largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its consumption of conventional energy. On September 12, 2013, the State Council has released the Action Plan for Air Pollution Prevention and Control. The action plan has proposed that in five years, China will witness the overall improvement of air quality and dramatic drop of seriously polluted days. China will strive to gradually eliminate the seriously polluted weather and notably better the national air quality in another five years or longer. Specific targets are as follows: PM10 in cities at prefecture level or above declines by over 10% in 2017 compared with that in 2012 and premium air quality days increase year by year. The PM2.5 of the Beijing-Tianjin-Hebei, Yangtze Delta and Pearl River Delta areas drops by about 25%, 20% and 15% respectively and the annual PM2.5 in Beijing is controlled to within 60 micrograms per cubic meter.

Description of WGPG (Waste Gas Power Generation)

During the process of industrial production, some by-products, such as blast furnace gas, coke furnace gas, oil gas, and others are created with certain high intensive thermal energy. The waste gas can be collected and used as a fuel by gas turbine system to generate power energy.

Gas turbines are a set of hi-tech equipment and devices that is crucial to the energy development strategy of China. Gas turbine, which uses flammable gas as fuel and combines with recycling power generating technology, has many merits.  These include high efficiency power generation, low investment, short construction periods, small land usage, water savings, environment protection and more.  We believe the market prospect of the gas turbine industry is promising.  On January 2013, the State Council released “Energy ‘Twelfth Five-Year’ Plan ”. The Plan has proposed to focus on developing natural gas power generation. The total volume of gas power generating is expected to reach 56,000 MW, representing 16.2% growth rate compared with 2010. During the “Twelfth Five-Year” period, the newly constructed gas power generation station will reach 30,000 MW.

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

Source: China National Environmental Protection Plan in the Twelve Five Years (2011-2015).

According to data from the State Electricity Regulatory Commission of China, in the first half of 2012, total consumption of clean power energy is 388 billion kWh, 16.9% of the total electricity on the power grid, which is 0.93% higher than the same period of 2011; our expectation is that this percentage will continue to increase. Because of environmental protection pressure, expanded efforts to improve infrastructure in western China with the related increase in production of cement and other heavy industrial products and emphasis on additional sources of electricity, demand for recycled energy, as a special and stable energy resource, should continue to grow in China.

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

Trends in Industries We Principally Service

Iron, Steel and Nonferrous Metal Industry

According to data from the Organization of China Steel & Iron Enterprises, the amount of energy consumed per ton of steel produced decreased by 5.99kgce/t (1%) in the first half of 2014 compared to the same period of 2013. Meanwhile, the amount of fresh water consumed per ton of steel is 3.27m3/t, decreased by 4.66%, and there are 32 enterprises consumed less than 3m3/t per ton of steel produced.

China is one of the largest producers and consumers of nonferrous metals in the world. However, the global economic downturn has slowed the momentum of China's nonferrous metal industry after keeping high-speed growth for almost a decade. A detailed three-year stimulus plan to support the nonferrous metal industry was released in the beginning of 2009 by China’s State Council. Its purpose is to help the nonferrous metal sector maintain steady operations and achieve a sustainable development. China’s nonferrous metal import and export value increased 12.1% in 2014 from 2013, and the output of the ten major types of nonferrous metals was 44.17 million tons in2014, an increase of7.2% from2013. Among them, growth rates of the production of refined copper, aluminium, lead and zinc are 13.8%, 7.7%, 5.5% and 7%, respectively. The production of cooper and aluminum was 17.84 million tons and 48.46 million tons, up 13.3% and 18.6% respectively. With the wide development of new technology, significant results were obtained in energy savings in the nonferrous metal industry. In 2014, China's aluminum composite ac power consumption dropped to 13596 KWH/ton, down 144 KWH/tons; the annual electricity saved was about 3.5 billion KWH; copper smelting and electrolytic zinc comprehensive energy consumption dropped by 16.2% and 1% to 251.8 kg per standard coal/ton and 896.6 kg per standard coal/ton.

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

Biomass Waste-to-Energy Industry

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

Our Strategies

Focus on Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 125 MW in 2014 and 190MW in 2015, respectively.

Expand to New Verticals with Future High Growth Potentials

We plan to pursue disciplined and targeted expansion strategies for verticals which we currently do not serve. We actively seek and explore opportunities to apply waste-to-energy technologies to new industries or segments with high growth potential, including glass, ceramics, magnesium metal and electrolytic aluminum industries. We have expanded into the biomass area, having completed our first biomass to power generation acquisition project.  We believe that we have the flexibility to pursue acquisitions or develop new projects in-house through our existing research and development team. Our market entry strategy will focus on obtaining or developing new industrial applications in China as well as accesses to new market segments and customers, with the goal of using our early mover advantage to become the industry standard maker and maintain our leading position in the waste-to-energy industry.

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

Continually Enhance Research and Development Efforts

In 2014 and 2013, we invested about $0.60 million and $0.68 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

In exchange for upfront capital investment, we require secured power generating capacity during the operation period and guaranteed attractive internal rates of return from each project. Our operation period ranges from 5 to 20 years, during which we are entitled to sell the recycled electricity to those customers at a predetermined rate. Such electricity sales are secured by long-term electricity production agreements with guarantees, which result in minimum annual payments. We employ a process of stringent and systematic internal scrutiny on new customer development so as to minimize operational and default risk; for some smaller or non-SOE businesses, we require property collateral, management or third party guarantees, and/or prepayment of three months. As such, our cash inflow schedule from each in-operation project is fixed and predictable providing clear financial visibility. Our payback period is generally two to three years, depending on the project size.

In our experience, this BOT model is well received by our existing and potential customers in China. The insufficient supply of BOT vendors to the market is wholly due to the funding limitations of most of the recycling energy solution providers. Not all of our competitors have the ability to access sufficient capital on a timely basis.

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not generally expect any revenue in the future through such model. In 2015, however, the Company plans to put the one Chengli project, the two Tianyu projects and the Datong project under operating leases; these projects were under construction at the end of 2014.

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

As mentioned above, we do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite system. The key equipment used in our projects are the boilers and turbine generators, which represent the majority of equipment cost for each project. Though we do not place the direct procurement orders, we believe we maintain good relationships with those power generation equipment suppliers, and these relationships help provide cost-effective equipment purchasing by the general contractor for our intended projects and ensure the timely completion of these projects. We have well-established business relationships with most of the suppliers from whom our general contractors procure equipment, including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery, Chengdu Engine Group, Shanghai Electric Group, China Aviation Gas Turbine Co. Ltd and Xuji Electric. Therefore, we believe we have a strong position and support in equipment supply and installation, which benefits us, the general contractors and our customers.

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

Marketing and Sales

We market and sell our projects nationwide through our direct sales force of 32 employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Geographic Distribution of Sales

Sales outside the US accounted for 100% of revenue in 2014, 2013 and 2012.

Seasonality

For the most part, the Company’s business and sales is not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. The USPTO has also approved CREG and our logo for the trademark in the US.

Patents

As of December 31, 2014, we owned patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology.

Research and Development

In 2014 and 2013, we invested about $0.60 million and $0.68 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. All of the individuals that comprise our research and development staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the South China University of Technology School of Power and Electricity and Xi’an University of Architecture and Technology gives us access to the latest developments in energy and waste-to-energy technologies as well as technical support of the research and development teams of these universities on integrated utilization of waste heat, gas and pressure to energy.

Government and Environmental Management System

We own all licenses that the Chinese governments require for our operations.

Competition

In the past, waste energy recycling projects have been installed mainly by the industrial plants themselves. These plants hire general contractors to purchase waste energy recycling equipment manufactured by third parties and with design support from government design institutes, which usually charge a one-time design fee, construct the projects on-site. Pressure has increased on Chinese producers to become more energy-efficient, but many mid-sized companies do not have the special technical expertise or the capital to install and operate such waste energy recycling projects. Many companies have begun to outsource these functions to third-party providers, creating an opportunity in a growing market.

We are a leading developer of industrial waste energy recycling projects in China. To our knowledge, we are the only non-state owned enterprise primarily using a BOT model to provide energy saving and recovery systems for various energy intensive industries, such as cement, steel and metallurgy industries. We face competition from an array of market participants.

Our main competitors as third-party providers are state owned research institutes or their wholly owned construction companies; however, smaller private companies occasionally employ a BOT model to provide waste-to-energy systems. The state-owned enterprises include Equipment and System Engineer Co., Ltd. of Hangzhou Steam Turbine & Power Group (Hangzhou Turbine) and Energy Saving Development Co., Ltd of China National Material Group, Sinoma Development Co., Ltd. The private companies include China Senyuan Electronic Co., Ltd., Dalian East New Energy Development Co. Ltd., Top Resource Conservation Engineering Co., Ltd. and Nanjing Kaisheng Kaineng Environmental Energy.

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

Employees

As of December 31, 2014, we had 180 employees:

Management:	10 Employees
Administration:	9 Employees
Marketing:	32 Employees
Research & Development:	36 Employees
Accounting & Finance:	12 Employees
Project Officer:	81 Employees, including 73 operators

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.creg-cn.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

On January 28, 2015, the Company received written notice from the NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with the $1.00 minimum closing bid price requirement for continued listing on The NASDAQ Global Market. The notice has no immediate effect on the listing of the Company's common stock, and its common stock will continue to trade on The NASDAQ Global Market under the symbol “CREG” at this time. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until July 27, 2015, to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.

If the Company does not regain compliance with the minimum closing bid price requirement by July 27, 2015, NASDAQ may provide written notification to the Company that its securities will be subject to delisting. At that time, the Company may have alternatives to obtain an extension and/or avoid a delisting, including an appeal of NASDAQ’s delisting determination to the NASDAQ Listing Qualifications Panel, or, alternatively, an additional grace period of 180 days in connection with a listing transfer to The NASDAQ Capital Market provided that the Company meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The NASDAQ Capital Market (except for the bid price requirement) and notifies NASDAQ of its intent to cure this deficiency.

On March 16, 2015, the Company received written notice from NASDAQ that the Company was in compliance with the minimum closing bid price requirement and the matter is now closed.

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

Since late 2008 and continuing into 2014, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the US mortgage market and a declining residential real estate market in the US contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 3.8% in 2014. Power generation capacity was 1.36 billion kWh, an increase of 8.7% from 2013. Clean energy power generation increased largely in 2014. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2015 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

We may not be able to assemble our waste energy recycling projects and deliver them to our customers at the times they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

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

The value of the Renminbi (“RMB”) against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including US Dollars, has historically been set by the People’s Bank of China. On March 17, 2014, the PRC government changed its policy of pegging the value of the RMB to the US Dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 2% each day. Since the adoption of this new policy, the value of the RMB against the US Dollar has fluctuated on a daily basis within narrow ranges, but overall has strengthened against the US Dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the US Dollar. Appreciation or depreciation in the value of the RMB relative to the US Dollar would affect our financial results reported in US Dollar terms even if there is no underlying change in our business or results of operations. In addition, if we decide to convert our RMB into US Dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the US Dollar against the RMB would have a negative effect on the US Dollar amount available to us.

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

We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. It is our policy to prohibit our employees and to discourage our agents, representatives and consultants from engaging in such practices. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates FCPA or other anti-corruption law, we might be held responsible. We could suffer severe penalties in that event. In addition, the US government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or which we acquire.

We may have difficulty maintaining adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, and especially since we are a publicly listed company in the US and subject to regulation as such, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and other applicable laws, rules and regulations. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the market price of our stock.

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

We are a Nevada corporation but nearly all of our assets are located outside of the US. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in US courts judgments on the civil liability provisions of the US federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

A failure by our stockholders or beneficial owners who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which could adversely affect our business and financial condition.

On October 21, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Offshore Special Purpose Vehicles, or State Administration of Foreign Exchange of China (“SAFE”) Circular 75. SAFE Circular 75 states that PRC residents (including both legal persons and natural persons) must register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC residents. In addition, such PRC residents must update their SAFE registrations when the offshore SPV undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. To further clarify the implementation of SAFE Circular 75, the General Affairs Department of SAFE issued SAFE Circular 106 on May 29, 2007. Under SAFE Circular 106, PRC subsidiaries of an offshore company governed by SAFE Circular 75 are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If our shareholders who are PRC residents do not complete their registration with the local SAFE authorities, our PRC subsidiaries will be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries.

On July 14, 2014, SAFE promulgated the Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Return Investment by Domestic Residents Utilizing Special Purpose Vehicles (Circular 37). Replacing an earlier circular published by SAFE in 2005 (Circular 75), Circular 37 further simplifies the registration process for Chinese residents seeking the round-trip investment transactions where Chinese companies (Domestic Entities) are re-organized to create an offshore holding company (the SPV) that will control the Domestic Entities and seek offshore financing. Also, for the first time overseas investments by Chinese individuals are formally legalized under Circular 37.

We are committed to complying, and to ensuring that our shareholders, who are PRC residents, comply with the SAFE Circular 37 requirements. We believe that all of our PRC resident shareholders and beneficial owners have completed their required registrations with SAFE, or are otherwise in the process of registering. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 75 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with SAFE Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The M&A Rules require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of MOFCOM prior to a cross-border share swap and the CSRC prior to the public listing of their securities on an overseas stock exchange through share swap. On September 21, 2006, pursuant to the M&A Rule and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchange by special purpose vehicles, however, the CSRC currently has not issued any definitive rule concerning whether an offering, is subject to the M&A Rule and Related Clarifications.

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

Notwithstanding those provisions, we are advised by our PRC counsel, Shaanxi Yan Tan Law Firm, MOFCOM and CSRC approvals are not required in the context of our previous restructuring, because our previous restructuring does not constitute a cross-border share swap contemplated by the M&A Rule. However, we cannot assure you that the relevant PRC government agencies, including MOFCOM and CSRC, would reach the same conclusion, and we still cannot rule out the possibility that MOFCOM and CSRC may deem our listing structure as circumventing the M&A Rule and Related Clarifications, in particular in consideration of the fact that our restructuring was completed through several steps. Please refer to the Company History section about our restructuring.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease three office spaces, one in Xi’an, one in Shanghai and one in Beijing. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC. Our leased office space in Beijing is located at Apt 101, Unit 7, Building C, Fenghuahaojing, Xuanwu District, Beijing, PRC. Average monthly rent for all locations was $23,155 in 2013 and $32,529 in 2014.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CREG.” On March 13, 2015, the last reported sales price for our common stock was $1.07 per share. As of March 23, 2015, there were 83,084,035 shares of our common stock outstanding held by approximately 2,727 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2014 and 2013:

	2014				2013
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q
High	$1.42	$1.76	$3.99	$5.03	$3.19	$1.17	$4.6	$1.34	High

Low	$0.71	$1.1	$1.67	$2.55	$1.14	$0.917	$1.79	$1.12	Low

Dividend Policy

We did not pay any cash dividends on our common stock in 2013 or 2014. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (the “Seller”), a limited liability company incorporated in China.

The Transfer Agreement provides for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station which has been converted from a 15 MW coal gangue power generation station (the "Transfer Asset") from the Seller. As consideration for the Transfer Asset, Xi’an TCH will pay to the Seller RMB 115,000, 000 ($18,690,677) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction (the "Shares"). The exchange rate between U.S. Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. The Company shall file a Form S-3 Registration Statement to register the resale of the Shares for the Seller. On August 20, 2014, the Company issued 8,233,779 shares of common stock to the designated party of the Seller and the Company is currently working on the registration statement.

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares was $1.37 per share, which represented the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of the Share Purchase Agreement and the Company is currently working on the registration statement.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during 2014.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2014 that were either approved or not approved by our shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	$-	-

	-	$-	-

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

Although the Company believes the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of annual report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

As of December 31, 2014, Shanghai TCH had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation system (“WGPG” system); (ii) Erdos (for five recycling waste heat power generating systems); (iii) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (iv) Pucheng (for two biomass power generation (“BMPG”) systems); (v) Shenqiu (for two biomass power generation (“BMPG”) systems); and (vi) Shanxi Datong Coal Group Steel Co., Ltd (for two BPRT systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

As of December 31, 2014, the Company had construction in progress of $18.43 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.45 million.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10.94 million (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1.8 million) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for nine and half (9.5) years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed in the first quarter of 2015. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in in the middle of 2015. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price, which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Yida Coke Oven Gas Power Generation Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction. The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the term of the lease.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two (2) years (the “Waste Water Treatment Project”).

The construction period of the CDQ Project is expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years and Baoliyuan shall pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB 1.

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

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first twelve (12) months and RMB 940,000 per month ($153,094) for the next twelve (12) months.

As of December 31, 2014, the project has not yet commenced because Baoliyuan has not obtained all the necessary permission for the construction from local government.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of December 31, 2014, the Company did not have any ourstanding balance on the loan from Mr. Ku, but had $40,954 in advances from the Company’s management, which bore no interest, and payable upon demand of the management.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in equivalent of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement; the Company is currently working on the registration statement.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2014 and December 31, 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with “Accounting for Leases” (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840 and its various amendments and interpretations. The Company manufactures and constructs waste energy recycling power generating projects and finances its customers for the costs of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

Contingent Rental Income

The Company records the income from actual electricity usage in addition to minimum lease payment of each project as contingent rental income in the period earned. Contingent rent is not part of minimum lease payments.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is RMB. For financial reporting purposes, RMB figures were translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2014		2013
		% of Sales		% of Sales
Sales	$19,659,069	100%	$63,193,190	100%
Sales of systems	18,868,632	96%	62,013,135	98%
Contingent rental income	790,437	4%	1,180,055	2%
Cost of sales (“COS”)	14,585,462	74%	47,847,313	76%
Cost of systems	14,585,462	74%	47,847,313	76%
Gross profit	5,073,607	26%	15,345,877	24%
Interest income on sales-type lease	26,458,713	135%	19,344,855	31%
Total operating income	31,532,320	161%	34,690,732	55%
Total operating expenses	(3,494,711)	(18)%	(4,160,742)	(7)%
Income from operations	28,037,609	143%	30,529,990	48%
Total non-operating expenses, net	(2,201,150)	(11)%	(7,827,583)	(12)%
Income before income tax	25,836,459	132%	22,702,407	36%
Income tax expense	6,111,267	31%	6,886,601	11%
Less: net income (loss) attributable to noncontrolling-interest	(86,730)	-%	186,270	-%
Net income attributable to China Recycling Energy Corp	$19,811,922	101%	$15,629,536	25%

SALES. Total sales, including system sales and contingent rental income, for the year ended December 31, 2014 were $19.66 million while total sales for the comparable period of 2013 were $63.19 million, a decrease of $43.53 million as a result of sales of fewer systems. Of the total sales, sales of systems for the year ended December 31, 2014 were $18.87 million, as compared to $62.01 million for the comparable period of 2013, a decrease of $43.14 million. For the year ended December 31, 2014, the Yida project was completed and sold. In comparison, in the same period of 2013, the Shenqiu Phase II project, the Shanxi Datong Phase I project, the Pucheng Biomass Phase II project, and the Jitie projectwere completed and sold. For the year ended December 31, 2014, the Company received contingent rental income of $0.79 million from the usage of electricity in addition to the minimum lease payments, compared to $1.18 million for the comparable period in year 2013. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the year ended December 31, 2014 was $14.59 million while our COS for the comparable period of 2013 was $47.85 million, a decrease of $33.26 million. This decrease was mainly due to only sales of the Yida project for the year ended December 31, 2014, in comparison to the comparable period in 2013 when the Shenqiu Phase II project, Shanxi Datong Phase I project, the Pucheng Biomass Phase II project, and the Jitie project were sold.

GROSS PROFIT. Gross profit was $5.07 million for the year ended December 31, 2014, compared to $15.35 million for the comparable period of 2013, representing a blended gross margin of 26% and 24% for the comparable period of 2014 and 2013, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2014 was $26.46 million, a $7.11 million increase from $19.34 million for the comparable period of 2013. This increase was primarily due to a greater number of sales-type leases in the comparable period of 2014. During the year ended December 31, 2014, interest income was derived from the following sixteen (16) sales-type leases:

i.	One (1) TRT system to Zhangzhi (13 years), sold and terminated on September 24, 2014;
ii.	One (1) CHPG system to Jing Yang Shengwei (5 years), expired on June 30, 2014;
iii.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
iv.	One (1) BMPG system to Shenqiu Phase I (11 years);
v.	One (1) BMPG system to Shenqiu Phase II (9.5 years);
vi.	Five (5) power and steam generating systems to Erdos (20 years);
vii.	One (1) WHPG system to Zhongbao (9 years), sold and terminated on December 22, 2014;
viii.	One (1) WHPG system to Jitie (24 years);
ix.	Two (2) BPRT systems to Shanxi Datong (30 years); and
x.	One (1) WGPG system to Yida (15 years).

In comparison, during the comparable period of 2013, interest income was derived from fifteen (15) systems: one (1) TRT system, two (2) CHPG systems, two (2) systems for the Erdos Phase I project, three (3) systems for the Erdos Phase II project, two (2) BMPG systems to Pucheng, two (2) BMPG systems to Shenqiu, one (1) WHPG system to Zhongbao, one (1) WHPG system to Jitie, and one (1) BPRT system for the Shanxi Datong Phase I project.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $3.49 million for theyear ended December 31, 2014 as compared to $4.16million for the comparable period of 2013, a decrease of $0.67 million or 16%. The decrease was mainly due to a $0.59 million decrease in consulting expenses compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the year ended December 31, 2014, net non-operating expense was $2.20 million compared to $7.83 million for the comparable period of 2013. For the year ended December 31, 2014, we had $3.43 million interest expense on loans, and $1.02 million other income mainly consisted of $0.93 million income from sale of TRT system to Zhangzhi and $1.76 million income from sale of WHPG system to Zhongbao, but offset with$1.58 million financial expense including an amortized consulting fee of $1.54 million for the Company’s Zhonghong funding project. In addition, we had $0.19 million interest income. For the comparable period of 2013, we had $6.72 million interest expense on loans, and a $1.29 million one-time commission to the Fund Management Company for initiating and completing a RMB 460 million ($75.0 million) financing for the Company, but $0.23 million interest income.

INCOME TAX EXPENSE. Income tax expense was $6.11 million for the year ended December 31, 2014, a decrease of $0.78 million from $6.89 million for the comparable period of 2013. The decrease was mainly due to the 15% preferential income tax rate of Xi’an TCH in 2014, and income tax rate for the year ended December 31, 2013 was 25%. In July 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate effective on January 1, 2013; however, it is a change of accounting estimates and only affect the Company’s financial statements going forward. The consolidated effective income tax rate for the year ended December 31, 2014 and 2013 were 23.7% and 30.3%, respectively; the decrease of effective income tax rate in 2014 was mainly due to the preferential income tax rate of 15% for Xi’an TCH. The income tax rate for Shanghai TCH was 25% for 2014 and 2013. Huahong, Erdos TCH and Zhonghong’s income tax rate for 2014 and 2013 was 25%.

NET INCOME. Net income for the year ended December 31, 2014 was $19.81 million compared to net income of $15.63 million for the comparable period of 2013, an increase of $4.18 million. This increase in net income was mainly due to increased interest income from sales-type leases and decreased non-operating expenses in the year ended December 31, 2014.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2014 and 2013

As of December 31, 2014, the Company had cash and equivalents of $35.87 million, other current assets of $9.70 million, current liabilities of $26.66 million, working capital of $18.91 million, current ratio of 1.70:1 and debt-to-equity ratio of 0.69:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating Activities	$(35,120,170)	$(70,277,259)
Investing Activities	2,276,815	(12,313,662)
Financing Activities	60,803,472	44,504,818

Net cash used in operating activities was $35.12 million during the year ended December 31, 2014, compared to $70.28 million used in operating activities in the comparable period of 2013. The decrease in net cash outflow was mainly due to increased collection on sales-type lease receivables and net income, decreased other receivable outstanding, and increased tax payable and other payables outstanding; however, the decrease in cash outflow was partially offset by payment for accounts payable and increased payments in connection with the construction and commencement of the Xuzhou Zhongtai project and Tangshan Rongfeng project.

Net cash provided by investing activities was $2.28 million for the year ended December 31, 2014, compared to $12.31 million used in investing activities in the comparable period of 2013. We had $2.28 million cash inflow for restricted cash in the year ended December 31, 2014 compared with $0.50 million in the same period of 2013. In addition, we had cash outflow for an investment of $0.64 million in Fund Management Company and an investment of $12.0 million in HYREF Fund in the period of 2013.

Net cash provided by financing activities was $60.80 million for the year ended December 31, 2014 compared to net cash provided by financing activities of $44.50 million for the comparable period of 2013. The cash inflow in the year ended December 31, 2014 included $60.83 million of loan proceeds, $18.92 million proceeds from shares issued to Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, but was offset by $15.83 million repayment of bank loans, $1.41 million repayment of a long-term payable, and $2.36 million repayment to Mr. Ku’s advance to the Company. In comparison, the cash inflow for the year ended December 31, 2013, resulted from $89.63 million in bank loan proceeds and proceeds from the Fund, $2.33 million advance from Mr. Ku, and $0.40 million contribution from non-controlling interest, but was offset by $44.40 million repayment of bank loans, $1.31 million repayment of a long-term payable, $0.64 million increased notes receivable, $0.23 million profit distribution to the non-controlling interest of the JV, and $1.29 million for the purchase of the non-controlling interest of the JV.

We believe we have sufficient cash to continue our current business through 2015 based on recurring receipts from existing sales-type leases. As of December 31, 2014, the lease on one CHPG system had expired, one TRT system hadwas sold and terminated, and one WHPG system was sold and terminated. We have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), one WHPG system for Jitie, two BPRT systems for Shanxi Datong, and one WGPG system for Yida (first receipt comes in July 2014), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2014. In addition, we currently have 13 systems in operation with minimum monthly lease payments of RMB 16.41 million ($2.67 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2014 and 2015.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2014	2013
Unrestricted retained earnings	$68,199,797	$50,603,291
Restricted retained earnings (surplus reserve fund)	11,888,170	9,672,754
Retained earnings (including surplus reserve fund)	$80,087,967	$60,276,045

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

Contractual Obligations

Company’s contractual obligations as of December 31, 2014 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$15,729,694	$63,114,888	12
Long term payable – current portion	2,401,405	-	13
Entrusted loan	-	62,428,501	12
Total	$18,131,099	$125,543,389

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

Commitments

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converter of Shanxi Datong’s metal refining plants to generate power. According to the contract, Xi’an TCH will install two 3MW BPRT, and one 15MW WGPG with a total of 21MW power capacity for an estimated total investment of $27.45 million (RMB 180 million). The lease term is thirty (30) years. During the term of the lease, Shanxi Datong will pay service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kWh for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th year, 11th year and 21st year thereafter, the rate will be RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. After thirty (30) years, the units will be transferred to Shanxi Datong without any charge.

As of December 31, 2014, the two 3 MW BPRT systems were completed, and the Company had paid $18.43 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $2.45 million for completing the Shanxi Datong Coal Group Power Generation projects.

Boxing Chengli Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (“CDQ”) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”), including a supplement agreement entered by the parties on July 26, 2013.

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project is anticipated to be completed in the second quarter of 2015. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2014, Zhonghong has paid $26.75 million for the project, and is committed to pay an additional $9.81 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ Waste Heat Power Generation Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed the end of 2015 and the middle of 2016. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also provided a guarantee to purchase all the power generated by the CDQ WHPG system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2014, Zhonghong has paid $28.51 million for Huayu project and $25.70 million for the Tian’an project and is committed to pay an additional $8.17 million for Huayu project and $9.81 million for Tian’an project.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of December 31, 2014, the Company has paid $26.57 million for the Zhongtai project, and is committed to pay an additional $8.28 million for completing the project.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of December 31, 2014, the Company has paid $28.37 million for the Rongfeng project, and is committed to pay an additional $2.42 million for completing the project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheet of China Recycling Energy Corporation as of December 31, 2014, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. China Recycling Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Recycling Energy Corporation as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MJF & Associates, APC
Los Angeles, CA
March 20, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheet of China Recycling Energy Corporation and Subsidiaries (the “Company” or “CREG”) as of December 31, 2013 and the related consolidated statements of income and other comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Recycling Energy Corporation and Subsidiaries as of December 31, 2013 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Encino, California
March 20, 2014

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER, 31, 2014 AND 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and equivalents	$35,871,030	$7,701,530
Restricted cash	-	2,296,249
Accounts receivable	16,330	71,573
Current portion of investment in sales type leases, net	6,561,984	9,063,386
Interest receivable on sales type leases	974,526	765,010
Prepaid expenses	951,180	1,045,802
Other receivables	1,196,684	1,813,220
Notes receivable	-	656,071
Prepaid loan fees - current	-	83,649

Total current assets	45,571,734	23,496,490

NON-CURRENT ASSETS
Prepaid loan fees - noncurrent	-	125,474
Investment in sales type leases, net	174,458,615	175,441,561
Long term investment	821,205	738,513
Long term deposit	60,525	385,073
Property and equipment, net	25,116	44,243
Construction in progress	154,340,627	83,719,596

Total non-current assets	329,706,088	260,454,460

TOTAL ASSETS	$375,277,822	$283,950,950

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,140,181	$2,642,663
Notes payable - bank acceptances	163,425	5,740,622
Taxes payable	2,614,311	1,560,829
Accrued liabilities and other payables	3,250,744	1,517,191
Due to related parties	40,954	2,420,391
Deferred tax liability	1,035,337	1,371,766
Loans payable - current	15,729,694	14,925,618
Interest payable on entrusted loans	285,257	287,887
Current portion of long term payable	2,401,405	1,441,051

Total current liabilities	26,661,308	31,908,018

NONCURRENT LIABILITIES
Deferred tax liability, net	13,302,537	11,954,619
Refundable deposit from customers for systems leasing	1,650,597	1,164,526
Long term payable	-	2,385,422
Loans payable	63,114,888	18,862,045
Entrusted loan payable	62,428,501	62,654,792

Total noncurrent liabilities	140,496,523	97,021,404

Total liabilities	167,157,831	128,929,422

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,009,035 and 60,910,058 shares issued and outstanding as of December 31, 2014 and 2013, respectively	83,009	60,910
Additional paid in capital	111,517,578	78,130,053
Shares to be issued	187,500	-
Statutory reserve	11,888,170	9,672,754
Accumulated other comprehensive income	15,987,138	16,209,403
Retained earnings	68,199,797	50,603,291

Total Company stockholders' equity	207,863,192	154,676,411

Noncontrolling interest	256,799	345,117

Total equity	208,119,991	155,021,528

TOTAL LIABILITIES AND EQUITY	$375,277,822	$283,950,950

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2014	2013

Revenue
Sales of systems	$18,868,632	$62,013,135
Contingent rental income	790,437	1,180,055

Total revenue	19,659,069	63,193,190

Cost of sales
Cost of contingent rental income and systems	14,585,462	47,847,313

Total cost of sales	14,585,462	47,847,313

Gross profit	5,073,607	15,345,877

Interest income on sales-type leases	26,458,713	19,344,855

Total operating income	31,532,320	34,690,732

Operating expenses
General and administrative	3,494,711	4,160,742

Total operating expenses	3,494,711	4,160,742

Income from operations	28,037,609	30,529,990

Non-operating income (expenses)
Interest income	192,812	226,772
Interest expense	(3,431,241)	(6,718,729)
Investment income	20,739	-
Other income (expenses)	1,016,540	(1,335,626)

Total non-operating expenses, net	(2,201,150)	(7,827,583)

Income before income tax	25,836,459	22,702,407
Income tax expense	6,111,267	6,886,601

Income before noncontrolling interest	19,725,192	15,815,806

Less: income (loss) attributable to noncontrolling interest	(86,730)	186,270

Net income attributable to China Recycling Energy Corp	19,811,922	15,629,536

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corp	(222,265)	4,655,178
Foreign currency translation gain (loss) attributable to noncontrolling interest	(1,588)	3,592

Comprehensive income attributable to China Recycling Energy Corp	$19,589,657	$20,284,714

Comprehensive income (loss) attributable to noncontrolling interest	$(88,318)	$189,862

Basic weighted average shares outstanding	69,627,116	53,850,289
Diluted weighted average shares outstanding	69,627,116	54,383,418

Basic earnings per share	$0.28	$0.29
Diluted earnings per share	$0.28	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$19,725,192	$15,815,806
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Changes in sales type leases receivables	(18,868,632)	(62,013,135)
Shares issued for the cost of system purchase	14,491,450	16,481,108
Stock compensation for IR service	187,500	-
Depreciation and amortization	20,931	49,001
Amortization of prepaid loan fees	207,550	82,070
Investment income	(20,739)	-
Changes in deferred tax	1,055,464	3,933,596
Loss on disposal of property and equipment	127	-
Changes in assets and liabilities:
Interest receivable on sales type leases	(211,447)	172,368
Collection of principal on sales type leases	21,675,548	10,874,735
Prepaid expenses	90,489	(150,383)
Accounts receivable	54,767	12,537
Other receivables	865,198	(1,153,941)
Construction in progress	(70,645,162)	(58,881,561)
Accounts payable	(7,021,743)	4,281,365
Taxes payable	1,054,964	143,084
Interest payable on entrusted loans	(1,584)	(39,157)
Accrued liabilities and other payables	1,731,604	(47,957)
Accrued interest on convertible notes	-	(383,929)
Refundable deposit from customers for systems leasing	488,353	547,134

Net cash used in operating activities	(35,120,170)	(70,277,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	2,278,980	503,363
Acquisition of property and equipment	(2,165)	(23,321)
Long term investment	-	(12,793,704)

Net cash provided by (used in) investing activities	2,276,815	(12,313,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	651,137	(643,687)
Proceeds from loans	60,832,479	89,633,420
Repayment of loans	(15,830,769)	(44,399,439)
Long term payable	(1,405,711)	(1,307,011)
Contribution from noncontrolling interest	-	400,695
Distribution to acquire noncontrolling interest	-	(226,600)
Purchase of noncontrolling interest share	-	(1,287,374)
Proceeds from shares issued to officer	18,918,173	-
Advance from related parties	(2,361,837)	2,334,814

Net cash provided by financing activities	60,803,472	44,504,818

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	209,383	783,329

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	28,169,500	(37,302,774)
CASH & EQUIVALENTS, BEGINNING OF YEAR	7,701,530	45,004,304

CASH & EQUIVALENTS, END OF YEAR	$35,871,030	$7,701,530

Supplemental cash flow data:
Income tax paid	$3,990,323	$3,326,464
Interest paid	$13,834,312	$14,294,572

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock			Shares to be	Statutory	Other comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Paid in capital	issued	reserves	income	retained earnings	Total	interest

Balance at January 1, 2013	50,224,350	$50,224	$58,501,643	$-	$7,766,002	$11,554,225	$37,107,107	$114,979,201	$4,376,436

Shares issued for system purchase	8,766,547	8,767	16,472,341	-	-	-	-	16,481,108	-

Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	-	403,618

Exercise of stock options	1,892,672	1,893	-	-	-	-	-	1,893	-
		-
Exercise of warrants	26,489	26	-	-	-	-	-	26	-

Net income for year	-	-	-	-	-	-	15,629,536	15,629,536	186,270

Transfer to statutory reserves	-	-	-	-	1,906,752	-	(1,906,752)	-	-

Purchase of noncontrolling interest of Erdos TCH	-	-	3,156,069	-	-	-	(226,600)	2,929,469	(4,624,799)

Foreign currency translation gain	-	-	-	-	-	4,655,178	-	4,655,178	3,592

Balance at December 31, 2013	60,910,058	60,910	78,130,053	-	9,672,754	16,209,403	50,603,291	154,676,411	345,117

Shares issued for system purchase	8,233,779	8,234	14,483,217	-	-	-	-	14,491,451	-

Cashless exercise of stock options	36,124	36	(36)	-	-	-	-	-	-
		-
Shares purchased by officer	13,829,074	13,829	18,904,344	-	-	-	-	18,918,173	-

Shares to be issued for IR service	-	-	-	187,500	-	-	-	187,500	-

Net income for year	-	-	-	-	-	-	19,811,922	19,811,922	(86,730)

Transfer to statutory reserves	-	-	-	-	2,215,416	-	(2,215,416)	-	-

Foreign currency translation gain	-	-	-	-	-	(222,265)	-	(222,265)	(1,588)

Balance at December 31, 2014	83,009,035	$83,009	$111,517,578	$187,500	$11,888,170	$15,987,138	$68,199,797	$207,863,192	$256,799

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of twenty (20) years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

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

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH will lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of December 31, 2014, Xi’an TCH had not yet commenced the CDM application process. On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”), currently a 100% owner of Zhongbao.Under the Repurchase Agreement, Zhonggang will purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System is RMB 60 million ($9.76 million). Zhonggang will pay all of the Repurchase Price within 10 working days from the execution of the Repurchase Agreement. Zhonggang will also repay the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH within 3 working days from the execution of the Repurchase Agreement.The ownership of the WHPG System will be transferred to Zhonggang when it timely pays off the entire Repurchase Price. As of December 31, 2014, Xi’an TCH received the payment in full.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a Biomass Power Generation Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for nine and half (9.5) years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

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

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH will pay to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between the US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company issued 8,233,779 for the Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease term.

The Fund Management Company

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd. (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six (6) years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”) with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project is anticipated to be completed in the second quarter of 2015. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of Coke Dry Quenching (CDQ) and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is twenty (20) years. The construction of the Tianyu Project is anticipated to be completed between the end of 2015 and the middle of 2016. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Jiangsu Tianyu Energy and Chemical Group Co., Ltd. CDQ Power Generation Project (the “Tianyu Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted engineering, procurement and construction services for two CDQ systems and two 25 MW CDQ WHPG systems for Tianyu to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ system and CDQ WHPG system for Tianyu meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 400 million ($66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

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

The construction period of the CDQ Project is expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan will start to pay an energy saving fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years and Baoliyuan shall pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan shall take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan shall provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Baoliyuan at RMB 1.

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

From the first month of the completion of Waste Water Treatment Project, Baoliyuan shall pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first twelve (12) months and RMB 940,000 per month ($153,094) for the next twelve (12) months.

As of December 31, 2014, the project has not yet commenced because Baoliyuan has not obtained all the necessary permission for the construction from local government.

Summary of December 31, 2014 Sales-Types Leases

On September 24, 2014, Xi’an TCH entered into an Assets Repurchase Agreement for the TRT system with Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. (“Zhangzhi”). Under the Repurchase Agreement, Zhangzhi purchased the TRT System from Xi’an TCH and also repaid the outstanding energy saving service fees owed to Xi'an TCH. The repurchase price for the TRT System was RMB 35 million ($5.69 million) and the outstanding energy saving service fees was RMB 1.1 million ($179,000). Xi’an TCH stopped the payment of site lease fee to Zhangzhi for the TRT System upon the execution of the Repurchase Agreement. The ownership of the TRT System was transferred to Zhangzhi. The outstanding balance of net investment receivable at date of transfer was $4.78 million. The Company recorded $0.98 million gain from this transaction, which was included in other income.

On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”). Under the Repurchase Agreement, Zhonggang will purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System is RMB 60 million ($9.76 million). Zhonggang will pay all of the Repurchase Price within 10 working days from the execution of the Repurchase Agreement. Zhonggang will also repay the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH within 3 working days from the execution of the Repurchase Agreement.The ownership of the WHPG System will be transferred to Zhonggang when it timely pays off the entire Repurchase Price. As of December 31, 2014, Xi’an TCH received the payment in full. The outstanding balance of net investment receivable at date of transfer was $8.04 million. The Company recorded $1.76 million gain from this transaction, which was included in other income.

As of December 31, 2014, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); (iv) WHPG systems to Jitie (24 year term); (v) WGPG systems to Yida (15 year term); and (vi) two BPRT systems to Shanxi Datong (30 year term). In addition, as of December 31, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2014 and 2013, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease.  The investment in these projects is recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations. The Company finances construction of waste energy recycling power generating projects.  The sales and cost of sales are recognized at the inception of lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee).  The discount rate implicit in the lease is used to calculate the present value of minimum lease payments.  The minimum lease payment consists of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease.  While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of December 31, 2014 and 2013, the Company had accounts receivable of $16,330 and $71,573, respectively, from contingent rental income.

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

Impairment of Long-life Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2014 and 2013.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing and sales tax and additions for contingent rental income.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2014 and 2013, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of December 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $67.41 million, and (ii) Zhonghong entrusted loan of $62.43 million. As of December 31, 2013, the Company’s long-term debt obligations consisted of the following: (i) long-term bank loans payable of $18.86 million, (ii) a long-term payable for a sale-leaseback transaction of $3.83 million, and (iii) Zhonghong entrusted loan of $62.65 million.

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

For the Company’s long-term bank loans, ZRIT trust loan and Zhonghong entrusted loans noted above, the Company believes the carrying amounts approximate their FV. Based on the Company’s understanding of the credit markets, the Company’s business is in a sector (energy-saving green) that is supported by the PRC government and the lending bank, the Company believes it could have obtained similar loans on similar terms and interest rates. In addition, in connection with the FV measurement, the Company considered nonperformance risk (including credit risk) relating to the debt obligations, including the following: (i) the Company is considered a low credit risk customer to the lending bank and its creditors; (ii) the Company has a good history of making timely payments (discussed in Note 12) and have never defaulted on any loans; and (iii) the Company has a stable and continuous cash inflow from collections from its sales-type lease of energy saving projects.

As of December 31, 2014 and 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV other than the sale-lease back transaction of $0 and $2.39 million on December 31, 2014 and 2013, respectively, which was the present value of the total future cash outflow including principal and interest payments (See Note 15).

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation,” and FASB ASC Topic 505, “Equity.” The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 740.  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents.  Diluted EPS is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method.

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2014 and 2013:

	2014	2013
Net income	$19,811,922	$15,629,536

Weighted average shares outstanding – basic	69,627,116	53,850,289
Effect of dilutive securities:
Options granted	-	533,129

Weighted average shares outstanding – diluted	69,627,116	54,383,418

Earnings per share – basic	$0.28	$0.29
Earnings per share – diluted	$0.28	$0.29

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. All of the Company’s assets are located in the PRC.

Reclassification

Certain prior year period accounts have been reclassified in comformity with the presentation of current period including the reclassification of noncurrent deffered tax asset to current deferred tax asset in the amount of $70,551.

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six (6) months.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) TRT systems to Zhangzhi (13 year term) (termination of the lease was effective as of October 22, 2014 ); (ii) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (iii) BMPG systems to Shenqiu Phase I (11 year term); (iv) Shenqiu Phase II (9.5 year term); (v) WHPG system to Zhongbao (9 year term, this system was sold to Zhonggang on December 22, 2014); (vi) WHPG systems to Jitie (24 year term); (vii) WGPG systems to Yida (15 year term); and (viii) two BPRT systems to Shanxi Datong (30 year term). In addition, as of December 31, 2014, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years. The components of the net investment in sales-type leases as of December 31, 2014 and 2013 are as follows:

65

	2014	2013
Total future minimum lease payments receivable	$583,820,886	$560,187,391
Less: executory cost	(134,771,919)	(134,447,605)
Less: unearned interest income	(268,028,368)	(241,234,839)
Net investment in sales - type leases	181,020,599	184,504,947
Current portion	6,561,984	9,063,386
Noncurrent portion	$174,458,615	$175,441,561

As of December 31, 2014, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2015	$42,114,725
2016	40,398,758
2017	40,398,758
2018	40,300,703
2019	40,202,647
Thereafter	380,405,295
Total	$583,820,886

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($75 million) HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.88 million and $1.5 million prepaid consulting expense as of December 31, 2014 and 2013, respectively.

6. OTHER RECEIVABLES

As of December 31, 2014, other receivables mainly consisted of advance to third party of $0.56 million, bore no interest, payable upon demand; advance to employees of $0.04 million, bore no interest, payable upon demand;,and maintanence cost and tax receivable of $0.1 million. As of December 31, 2013, other receivables mainly consisted of advance to third party of $1.18 million, bore no interest, payable upon demand; advance to employees of $0.04 million, bore no interest, payable upon demand; and maintanence cost and tax receivable of $0.1 million.

7. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity method. The Company recorded $167,446 equity based investment income during the year ended December 31, 2014; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 12). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of December 31, 2014 and 2013 the Company’s construction in progress included:

	2014	2013
Shanxi Datong Coal Group on 15MW WGPG	$18,431,457	$17,012,469
Xuzhou Zhongtai	26,573,828	-
Tangshan Rongfeng	28,373,387	-
Xuzhou Huayu	28,510,731	25,537,326
Xuzhou Tian’an	25,697,884	17,188,366
Boxing County Chengli	26,753,340	23,981,435
Total	$154,340,627	$83,719,596

As of December 31, 2014, the Company was committed to pay an additional 1) $2.45 million for the Shanxi Datong Coal Group Power Generation project, 2) $8.28 million for Xuzhou Zhongtai project, 3) $2.42 million for Tangshan Rongfeng project, 4) $8.17 million for Xuzhou Huayu project, 5) $9.81 million for Xuzhou Tian’an project, and 6) $9.81 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Income	$1,872,995	$806,231
Business	306,848	316,485
VAT arising from transfer WGPG to Shenmu	392,221	393,643
Other	42,247	44,470
Total	$2,614,311	$1,560,829

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Employee training, labor union expenditure and social insurance payable	$693,969	$521,373
Consulting, auditing, and legal expenses	537,973	403,860
Accrued payroll and welfare	304,512	318,871
Accrued system maintenance expense	-	49,205
Accrued interest expense	1,439,770	71,902
Other	274,520	151,980
Total	$3,250,744	$1,517,191

11. DEFERRED TAX LIABILITY, NET

Deferred tax asset resulted from accrued employee social insurance that can be deducted for tax purposes in the future, and difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of December 31, 2014 and 2013, deferred tax liability consisted of the following:

	2014	2013
Deferred tax asset — current (accrual of employee social insurance)	$89,114	$70,551
Deferred tax liability — current (net investment in sales-type leases)	(1,124,451)	(1,442,317)
Deferred tax liability, net of deferred tax asset – current	$(1,035,337)	$(1,371,766)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$30,310,142	$31,308,695
Deferred tax liability — noncurrent (net investment in sales-type leases)	(43,612,679)	(43,263,314)
Deferred tax liability, net of deferred tax asset – noncurrent	$(13,302,537)	$(11,954,619)

12. LOANS PAYABLE

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

The Capital Trust Plan raised $44.1 million (RMB 300 million) through a series of capital raises in 2009 and 2010, including (i) 13,750,000 B1 units ($2.0 million) purchased by the management of Erdos TCH; (ii) 1,600,000 ($235,600) A1 units and (iii) 46,250,000 B2 units ($7.4 million) purchased by Xi’an TCH, which was considered an investment by Xi’an TCH into Erdos TCH and, accordingly, was eliminated in the consolidated financial statements. On behalf of Erdos TCH, Xi’an TCH paid in full to Beijing Trust for the Trust Loan in December 2013 except the principal of RMB 46.25 million ($7.59 million) that was previously invested by Xi’an TCH to the Trust Loan plus accumulated interest of RMB 2.78 million ($0.46 million), and RMB 7.65 million ($1.25 million) that was previously invested by Mr. Guohua Ku to the Trust Loan plus accumulated interest of RMB 459,000 ($75,000), that remained as outstanding liabilities of Erdos TCH. Beijing Trust transferred credit rights of the above outstanding balances to Xian TCH and Mr. Guohua Ku. In addition, Xi’an TCH assumed liability of Erdos TCH to pay Mr. Ku. The outstanding liability of Erdos TCH to Xi’an TCH was eliminated in the consolidation. The related management incentive benefit and Clean Development Mechanism under the Kyoto Protoco were terminated accordingly without further execution as a result of repayment to Beijing Trust.

Entrusted Loan Payable

 The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July, 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and Mr. Guohua Ku, the Chairman and CEO of the Company.

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

The term of this loan is for sixty (60) months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of December 31, 2014, the entrusted loan payable had an outstanding balance of $74.69 million, of which, $12.26 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.26 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2014, the Company recorded interest expense of $1,377,731 on this loan and capitalized $7.96 million interest to construction in progress.

Bank Loans - Industrial Bank

On March 31, 2011, Xi’an TCH entered into a loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Industrial Bank agreed to loan $4.88 million (RMB 30 million) to Xi’an TCH for three (3) years to March 30, 2014. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.07%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $488,000 (RMB 3 million). The loan agreement contains standard representations, warranties and covenants, and the loan is guaranteed by Xi’an TCH, Mr. Guohua Ku and Ms. Chaoying Zhang. This loan was paid in full at maturity.

On November 8, 2011, Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four (4) years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine (9) months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10 million). For the first nine (9) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of December 31, 2014, this loan had an outstanding balance of $4.90 million, and was classified as a current liability due to required minimum quarterly principal payments of $1,618,463.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100 million) to Xi’an TCH for four (4) years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3.75 million) for 2014, $1,025,111 (RMB 6.25 million) for 2015, and $1,230,133 (RMB 7.5 million) for 2016 and 2017. For the first six (6) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of December 31, 2014, this loan had an outstanding balance of $12.87 million, of which, $4.29 million was to be repaid within one year and was classified as a current liability, and $8.58 million will be repaid after one year and was classified as a noncurrent liability.

Bank Loan – Bank of Xi’an

On March 28, 2013, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $4.88 million (RMB 30 million) to Xi’an TCH for one (1) year with maturity on March 27, 2014. The monthly interest rate of the loan is 0.575%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $115,315 (RMB 712,500) as a re-guarantee service fee. This loan was repaid at maturity.

On May 28, 2014, Xi’an TCH entered into another loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40 million) to Xi’an TCH for one (1) year with maturity on May 29, 2015. The monthly interest rate of the loan is 0.65%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2014, this loan had an outstanding balance of $6.54 million, to be repaid within one year and was classified as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three (3) years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of December 31, 2014, this loan had an outstanding balance of $8.17 million, to be repaid after one year and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of December 31, 2014, the Company had a $24.45 million outstanding balance under Zhongtai Loan.

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

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of December 31, 2014, the Company had a $21.92 million outstanding balance under Rongfeng Loan.

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

For the year ended December 31, 2014, the Company capitalized $3.00 million interest to construction in progress for ZRIT Trust loans.

As of December 31, 2014, the future minimum repayment of all the loans including entrusted loan to be made by years is as follows:

2015	15,729,694
2016	65,388,135
2017	41,282,889
2018	18,872,365
2019	-
Total	$141,273,083

13.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Cinda Agreement”) with Cinda Financial, an affiliate of China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda HK”).

Under the Cinda Agreement, Xi’an TCH transferred its ownership of (i) a set of 7MW steam turbine WHPG systems and (ii) four furnaces and ancillary apparatus ((i) and (ii) collectively, the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for five (5) years for $8.15 million (RMB 51.54 million) based on the transfer cost and benchmark interest rate for five (5) year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%). The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB 4,250) to acquire the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB 2.59 million).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.550 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the years ended December 31, 2014 and 2013, $207,550 (RMB 1,275,000) and $82,070 (RMB 510,000) was amortized, respectively.

As of December 31, 2014, the prepaid leasing service fee was fully amortized as a result of the Early Repayment Agreement entered by Xi’an TCH and Cinda Financial on December 22, 2014. Under the Repayment Agreement, Xi’an TCH will pay the principal and interest in the amount of RMB 2.55 million ($0.42 million) in the first quarter of 2015 as well as the remaining principal of RMB 12.14 million ($1.97 million) before March 28, 2015 (the “Total Repayment Price”). Cinda Financial will return the deposit of RMB 2,125,000 ($0.35 million) to Xi’an TCH within three days after Xi’an TCH pays off the Total Repayment Price. Upon the effective date of the Repayment Agreement, the Financial Leasing Agreement will be terminated.

In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such. The proceeds of this financing were not received prior to June 30, 2011; therefore, this transaction was recorded in the third quarter of 2011. As of December 31, 2014, the Company made repayments of $5.94 million including interest to Cinda Financial.

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

Refundable deposit from customers for systems leasing was $1,650,597 and $1,164,526 as of December 31, 2014 and 2013, respectively. The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems.

15. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of December 31, 2014, the Company borrowed $0 from Mr. Ku, but had $40,954 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the “Company” entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in equivalent of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement, the Company is currently working on the registration statement.

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

16. NONCONTROLLING INTEREST

Prior to June 15, 2013, “Non-controlling interest” was a 7% equity interest of Erdos TCH (the “JV”) owned by Erdos Metallurgy Co., Ltd. (“Erdos”).

As of June 15, 2013, the total registered capital of Erdos TCH was $17.55 million (RMB 120 million), of which, $16.37 million (RMB 112 million) was contributed by Xi’an TCH, and $1.29 million (RMB 8 million ) was from Erdos Metallurgy. Erdos TCH engages in a business similar to that of Xi’an TCH. On June 15, 2013, Xi’an and Erdos Metallurgy entered into a share purchase agreement. Xi’an TCH will pay Erdos Metallurgy $1.29 million (RMB 8 million ) for the 7% equity interest of Erdos TCH and then become 100% owner of Erdos TCH. In addition, Erdos TCH distributed 20% of the accumulated profit (calculated under PRC GAAP) to Erdos Metallurgy up to June 30, 2013, in accordance with the supplementary agreement entered on August 6, 2013.  In July 2013, Xi’an TCH paid $1.29 million (RMB 8 million) to Erdos Metallurgy, and in August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) in the amount of $226,000 to Erdos Metallurgy.

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 12, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%.

17. INCOME TAX

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of December 31, 2014, had net operating loss (“NOL”) carry forwards for income taxes of $13.60 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to twenty (20) years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $27.30 and $24.58 million for the years ended December 31, 2014 and 2013, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2014, $104.21 million of accumulated undistributed earnings of non-US subsidiaries were indefinitely invested. At the existing US federal income tax rate, additional taxes of $20.10 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.5)%	(9.7)%
Effective tax holiday	(8.0)%	(9.5)%
Prior periods income tax adjustment per income tax return filed	1.4%	3.3%
Other	0.4%	(0.3)%
Effect of tax rate change on deferred tax items	3.5%	9.7%
Valuation allowance on PRC NOL	-%	-%
Valuation allowance on US NOL	1.9%	2.8%
Tax per financial statements	23.7%	30.3%

The provision for income taxes expense for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Income tax expense – current	$5,055,803	$2,953,005
Income tax expense benefit - deferred	1,055,464	3,933,596
Total income tax expense	$6,111,267	$6,886,601

18. STOCK-BASED COMPENSATION PLAN

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

On November 9 and 11, 2009, the Company and three option holders agreed to cancel 87,000 vested but unexercised shares and forfeit unvested options for 203,000 unvested shares.  On November 11, 2009, the Company granted options to two other employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three (3) years and have a life of five (5) years. The FV of the options was calculated using the following assumptions, estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513. The options expired on November 10, 2014.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	3,733,333	$1.36	1.09
Exercisable at January 1, 2013	3,733,333	1.36	1.09
Granted	-	-	-
Exercised	2,650,000	0.80	-
Forfeited	60,000	-	-
Outstanding at December 31, 2013	1,023,333	$2.85	1.40
Exercisable at December 31, 2013	1,023,333	2.85	1.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	290,000	-	-
Outstanding at December 31, 2014	733,333	3.05	0.62
Exercisable at December 31, 2014	733,333	$3.05	0.62

0 and 2,650,000 (cashless exercise) shares of options were exercised during the years ended December 31, 2014 and 2013.

The Company recorded $0 compensation expense for stock options to employees during the years ended December 31, 2014 and 2013, respectively.

Options that were vested and exercisable at December 31, 2014 were 733,333 shares, weighted average exercise price of $3.05, no intrinsic value, and weighted-average remaining contractual term of 0.62 years. Options that were expected to vest at December 31, 2014 were 0 shares.

Options to Independent Directors

On October 30, 2009, the Company granted stock options for 130,000 shares of the Company’s common stock, at $1.85 per share to three independent directors. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five (5) years. The FV of the options was calculated using the following assumptions: estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $183,000. The options expired on October 29, 2014.

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

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Global Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock. During the year ended December 31, 2014, two of the Company’s directors exercised 60,000 shares (50,000 and 10,000 shares respectively) of stock options into 36,124 shares (30,575 and 5,549 shares respectively) of the Company’s common stock.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2013	210,000	$2.60	2.05
Exercisable at January 1, 2013	210,000	2.60	2.05
Granted	-	-	-
Exercised	10,000	1.85	-
Forfeited	-	-	-
Outstanding at December 31, 2013	200,000	2.64	1.05
Exercisable at December 31, 2013	160,000	2.64	0.74
Granted	-	-	-
Exercised	60,000	1.85	-
Forfeited	60,000	-	-
Outstanding at December 31, 2014	80,000	3.83	0.31
Exercisable at December 31, 2014	80,000	$3.83	0.31

60,000 and 10,000 (both were cashless exercise) shares of options were exercised during the years ended December 31, 2014 and 2013.

 Options that were vested and exercisable at December 31, 2014 were 80,000 shares, weighted average exercise price of $3.83, no intrinsic value, and weighted-average remaining contractual term of 0.31 years.

Shares issued to a consulting firm

On October 16, 2013, the Company entered a one-year financing consulting service agreement with a consulting firm. The Company will pay 75,000 restricted Rule 144 shares for the service. The Board approved such share issuance on March 27, 2014. The fair value of the 75,000 shares was $187,500 at agreement date, and was amortized over the term of the service.

Shares issued to CEO

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms ..These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement.

19. SHAREHOLDERS’ EQUITY

Shares Issued for System Purchase

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement with Yida described in Note 1, which provided for the sale to Xi’an TCH of a set of 15MW coke oven gas power generation station with completion of station transformation from Yida. As consideration for the coke oven gas power generation station, Xi’an TCH paid Yida RMB 115 million ($18.69 million) in the form of 8,233,779 shares of common stock of the Company at the price of $2.27 per share, which was an agreed-upon price between the seller and the Compnay. The FV of 8,233,779 shares at the trsansaction closing date is $14,491,451 with the stock price of $1.76 on that date.

Shares Purchased by Officer

On August 27, 2014, the “Company” entered into a Share Purchase Agreement with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in equivalent of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share.

20. STATUTORY RESERVES

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2014.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2014

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 55,971,758 ($8,541,109)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 15,680,561 ($2,387,674)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

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

21. CONTINGENCIES

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of December 31, 2014 and 2013, Xi’an TCH had outstanding notes receivable of $0 and RMB 4 million ($656,071), respectively.

Xi’an TCH was granted a subsidy by Xi’an City Science and Technology Bureau and Xi’an City Finance Bureau under Xi’an Hi-Tech Industry Development Special Project Fund. The special project fund for Xi’an TCH is for a three (3) years period, from January 1, 2012 to December 31, 2014, with two criteria established to measure the performance of Xi’an TCH: (i) total accumulated sales in three (3) years should be RMB 320 million ($52.8 million), and (ii) total accumulated taxable income should be RMB 56.9 million ($9.0 million). In 2012, Xi’an TCH’s total sales were RMB 129 million ($20.5 million) and total taxable income was RMB 59.8 million ($9.5 million) under PRC GAAP.  Xian TCH achieved total accumulated taxable income target of RMB 56.9 million ($9.0 million) in 2012 under PRC GAAP. In 2013, Xi’an TCH’s total sales were RMB 154 million ($24.9 million) under PRC GAAP; in the three (3) months ended March 31, 2014, Xi’an TCH’s total sales were RMB 45 million ($7.4 million) under PRC GAAP; as a result, Xian TCH achieved total accumulated sales target of RMB 320 million ($52.8 million) under PRC GAAP as of March 31, 2014, and therefore was fully entitled to the subsidy income. Total subsidy income for three (3) years was $499,000 (RMB 3.15 million) and Xi’an TCH paid third party consulting company fees of $149,700 (RMB 945,000), for services relating to project evaluation and audit, application document preparation, assembling and compiling, the net subsidy received was $349,300 (RMB 2.21 million), which was recorded as part of other income.

22. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired. Xi’an TCH renewed this lease for an additional three (3) years with an 8% increase on rent upon renewal; the monthly rental payment was $18,000 before March 4, 2014 and is now $19,440 after Mach 4, 2014. In March 2013, Xi’an TCH leased an office in Jinan for a three (3) year term, expiring on March 22, 2016, with a monthly rental payment of $3,800, which amount will be increased by 5% each year. For the years ended December 31, 2014 and 2013, the rental expense of Xi’an TCH was $402,374 and $275,500, respectively.

Future minimum annual rental payments required under operating leases as of December 31, 2014 were as below (by year):

2015	$392,000
2016	60,000
Total	$452,000

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Rongfeng, and Zhongtai, and Note 8 for commitment on construction in progress.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 16, 2015, the Company notified Goldman Kurland and Mohidin LLP (“GKM”), the independent registered public accounting firm of the Company, that the Audit Committee of the Board of Directors of the Company has decided to dismiss it as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2014, effectively immediately.

GKM's audit reports on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2013, and December 31, 2012, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013, and December 31, 2012, respectively, and in the subsequent interim period through February 15, 2015, there were (i) no disagreements between the Company and GKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM, would have caused GKM to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On February 15, 2015, the Audit Committee of Board of Directors of the Company (the "Audit Committee") approved the engagement of MJF and Associates, APC. (“MJF”) as the Company's independent registered public accounting firm, effective immediately. The Audit Committee also approved MJF to act as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015.

In deciding to engage MJF, the Audit Committee of Board of Directors reviewed auditor independence and existing commercial relationships with MJF, and concluded that MJF has no commercial relationship with the Company that would impair its independence. During the fiscal years ended December 31, 2013, and December 31, 2012, respectively, and in the subsequent interim period through February 15, 2015, neither the Company nor anyone acting on its behalf has consulted with MJF on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2014, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.

(iii)	Consolidated Statements of Income for the years ended December 31, 2014 and December 31, 2013.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and December 31, 2013.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 23, 2015	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: March 23, 2015	By:	/s/ David Chong
David Chong
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2015.

Each person whose signature appears below constitutes and appoints Guohua Ku as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the US Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Guohua Ku
Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer

/s/ David Chong
David Chong	Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Yulong Ding
Yulong Ding	Director

/s/ Geyun Wang a
Geyun Wang	Director

/s/ Albert McLelland
Albert McLelland	Director

/s/ Chungui Shi
Chungui Shi	Director

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010).

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

10.36	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012 (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2012).

10.37	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.38	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.39	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.40	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi'an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.41	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.42	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.43	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.44	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.45	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.46	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K date.d December 17, 2013).

10.47	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.48	Early Repayment Agreement, dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd. and Cinda Financial Leasing Co., Ltd. †

10.49	Repurchase Agreement for the Waste Heat Power Generation Project of Zhong Gang Group Bin Hai Enterprise Co., Ltd., dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd and Zhong Gang Group Bin Hai Enterprise Co., Ltd. †

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 on the Company’s Registration Statement on Form SB-2 dated November 12, 2004).

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

23.3	Consent of Independent Registered Public Accounting Firm. †

23.4	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.

