Form 10-Q
period 2015-03-31
CHINA RECYCLING ENERGY CORP
filed 2015-05-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 8, 2015 was 83,084,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	2015	2014
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$26,652,426	$35,871,030
Accounts receivable	88,352	16,330
Current portion of investment in sales-type leases, net	6,916,335	6,561,984
Interest receivable on sales-type leases	1,386,233	974,526
Prepaid expenses	547,413	951,180
Other receivables	1,882,579	1,196,684

Total current assets	37,473,338	45,571,734

NON-CURRENT ASSETS
Investment in sales-type leases, net	172,064,052	174,458,615
Long term investment	871,959	821,205
Long term deposit	60,296	60,525
Property and equipment, net	25,463	25,116
Construction in progress	158,040,169	154,340,627

Total non-current assets	331,061,939	329,706,088

TOTAL ASSETS	$368,535,277	$375,277,822

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$453,303	$1,140,181
Notes payable - bank acceptances	1,139,657	163,425
Taxes payable	1,737,183	2,614,311
Accrued liabilities and other payables	2,210,581	3,250,744
Due to related parties	40,803	40,954
Deferred tax liability	1,196,017	1,035,337
Loans payable - current	14,245,710	15,729,694
Interest payable on entrusted loans	284,179	285,257
Current portion of long term payable	-	2,401,405

Total current liabilities	21,307,433	26,661,308

NONCURRENT LIABILITIES
Deferred tax liability, net	13,213,124	13,302,537
Refundable deposit from customers for systems leasing	1,644,362	1,650,597
Loans payable	58,724,887	63,114,888
Entrusted loan payable	62,192,699	62,428,501

Total noncurrent liabilities	135,775,072	140,496,523

Total liabilities	157,082,505	167,157,831

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares	83,084	83,009
authorized, 83,084,035 and 83,009,035 shares issued and
outstanding as of March 31, 2015 and December 31, 2014, respectively
Additional paid in capital	111,705,002	111,517,578
Shares to be issued	-	187,500
Statutory reserve	12,334,821	11,888,170
Accumulated other comprehensive income	15,193,423	15,987,138
Retained earnings	71,888,946	68,199,797

Total Company stockholders' equity	211,205,276	207,863,192

Noncontrolling interest	247,496	256,799

Total equity	211,452,772	208,119,991

TOTAL LIABILITIES AND EQUITY	$368,535,277	$375,277,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CHINA RECYCLING ENERGY CORPORATION
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(UNAUDITED)

Revenue
Sales of systems	$-	$-
Contingent rental income	174,338	177,607

Total revenue	174,338	177,607

Cost of sales
Cost of contingent rental income and systems	12,280	21,904

Total cost of sales	12,280	21,904

Gross profit	162,058	155,703

Interest income on sales-type leases	6,492,282	6,305,716

Total operating income	6,654,340	6,461,419

Operating expenses
General and administrative	704,561	844,975

Total operating expenses	704,561	844,975

Income from operations	5,949,779	5,616,444

Non-operating income (expenses)
Interest income	32,287	39,289
Interest expense	(493,705)	(912,573)
Investment income	4,473	11,313
Other expenses	(367,422)	(415,391)

Total non-operating expenses, net	(824,367)	(1,277,362)

Income before income tax	5,125,412	4,339,082
Income tax expense	997,952	1,237,529

Income before noncontrolling interest	4,127,460	3,101,553

Less: loss attributable to noncontrolling interest	(8,338)	(21,471)

Net income attributable to China Recycling Energy Corporation	4,135,798	3,123,024

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(793,715)	(1,412,485)
Foreign currency translation loss attributable to noncontrolling interest	(964)	(2,978)

Comprehensive income attributable to China Recycling Energy Corporation	$3,342,083	$1,710,539

Comprehensive loss attributable to noncontrolling interest	$(9,303)	$(24,449)

Basic weighted average shares outstanding	83,072,368	60,912,775
Diluted weighted average shares outstanding	83,072,368	61,103,645

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05

 CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$4,127,460	$3,101,553
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Depreciation and amortization	19,268	9,565
Amortization of prepaid loan fees	-	20,840
Investment income	(4,473)	(11,313)
Changes in deferred tax	125,508	348,282
Changes in assets and liabilities:
Interest receivable on sales type leases	(415,672)	(392,930)
Collection of principal on sales type leases	1,357,399	2,501,901
Prepaid expenses	400,447	45,231
Accounts receivable	(72,133)	58,721
Other receivables	(740,307)	234,024
Construction in progress	(4,285,439)	(22,333,546)
Accounts payable	294,480	(2,081,703)
Taxes payable	(867,846)	662,444
Interest payable on entrusted loans	-	(1,591)
Accrued liabilities and other payables	(1,031,212)	89,872

Net cash used in operating activities	(1,092,520)	(17,748,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	1,552,795
Acquisition of property and equipment	(19,711)	-

Net cash provided by (used in) investing activities	(19,711)	1,552,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	-	653,808
Proceeds from loans	-	27,149,395
Repayment of loans	(5,579,993)	(7,518,797)
Long term payable	(2,393,972)	(348,512)
Advance from related parties	-	4,916,108

Net cash provided by (used in) financing activities	(7,973,965)	24,852,002

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(132,408)	(119,720)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(9,218,604)	8,536,427
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	35,871,030	7,701,530

CASH AND EQUIVALENTS, END OF PERIOD	$26,652,426	$16,237,957

Supplemental cash flow data:
Income tax paid	$1,729,716	$500,315
Interest paid	$5,278,919	$3,540,294

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

Zhongbao Waste Heat Power Generation Projects

On September 30, 2010, Xi’an TCH delivered to Zhongbao Binhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of this report date, Xi’an TCH had not yet commenced the CDM application process. On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”), currently a 100% owner of Zhongbao. Under the Repurchase Agreement, Zhonggang will purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System is RMB 60 million ($9.76 million). As of December 31, 2014, Zhonggang paid in full all of the Repurchase Price and the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH. The ownership of the WHPG System was transferred to Zhonggang.

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

As of March 31, 2015, the project has not yet commenced because Baoliyuan has not obtained all the necessary permits for the construction from local government.

Summary of March 31, 2015 Sales-Types Leases

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

On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”). Under the Repurchase Agreement, Zhonggang was to purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System was RMB 60 million ($9.76 million). Zhonggang was to pay all of the Repurchase Price within 10 working days from the execution of the Repurchase Agreement. Zhonggang was also to repay the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH within 3 working days from the execution of the Repurchase Agreement. The ownership of the WHPG System was to be transferred to Zhonggang when it timely paid the entire Repurchase Price. As of December 31, 2014, Xi’an TCH received the payment in full and the system was transferred. The outstanding balance of net investment receivable at date of transfer was $8.04 million. The Company recorded $1.76 million gain from this transaction, which was included in other income.

As of March 31, 2015, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); (iv) WHPG systems to Jitie (24 year term); (v) WGPG systems to Yida (15 year term); and (vi) two BPRT systems to Shanxi Datong (30 year term). In addition, as of March 31, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2015 and December 31, 2014, the Company had accounts receivable of $88,352 and $16,330, respectively, from contingent rental income.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2015 and December 31, 2014.

Cost of Sales

Cost of sales consists primarily of the direct material of the power generating system and expenses incurred directly for project construction for sales-type leasing and sales tax and additions for contingent rental income.

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $63.20 million, and (ii) Zhonghong entrusted loan of $62.19 million. As of December 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $67.41 million, and (ii) Zhonghong entrusted loan of $62.43 million.

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

As of March 31, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2015 and 2014:

	2015	2014
Net income	$4,135,798	$3,123,024

Weighted average shares outstanding – basic	83,072,368	60,912,775
Effect of dilutive securities:
Options granted	-	190,870

Weighted average shares outstanding – diluted	83,072,368	61,103,645

Earnings per share – basic	$0.05	$0.05
Earnings per share – diluted	$0.05	$0.05

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

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income or stockholders’ equity.

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

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); (iv) WHPG systems to Jitie (24 year term); (v) WGPG systems to Yida (15 year term); and (vi) two BPRT systems to Shanxi Datong (30 year term). In addition, as of March 31, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years. The components of the net investment in sales-type leases as of March 31, 2015 and December 31, 2014 are as follows:

14

	2015	2014
Total future minimum lease payments receivable	$572,172,837	$583,820,886
Less: executory cost	(132,248,921)	(134,771,919)
Less: unearned interest income	(260,943,529)	(268,028,368)
Investment in sales-type leases, net	178,980,387	181,020,599
Current portion	6,916,335	6,561,984
Noncurrent portion	$172,064,052	$174,458,615

As of March 31, 2015, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2015	$42,574,322
2016	40,246,166
2017	40,246,166
2018	40,099,639
2019	40,050,796
Thereafter	368,955,748
Total	$572,172,837

4. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($75 million) HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.50 million and $0.88 million prepaid consulting expense as of March 31, 2015 and December 31, 2014, respectively.

5. OTHER RECEIVABLES

As of March 31, 2015, other receivables mainly consisted of advances to third parties totalling $1.06 million, bearing no interest, payable upon demand; advances to employees of $0.20 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.49 million. As of December 31, 2014, other receivables mainly consisted of advance to third party of $0.56 million, bore no interest, payable upon demand; advance to employees of $0.04 million, bore no interest, payable upon demand; and maintenance cost and tax receivable of $0.1 million.

6. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using equity method. The Company recorded $53,893 and $53,543 equity based investment income during the three months ended March 31, 2015 and 2014, respectively; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

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

7. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of March 31, 2015 and December 31, 2014 the Company’s construction in progress included:

	2015	2014
Shanxi Datong Coal Group on 15MW WGPG	$18,443,273	$18,431,457
Xuzhou Zhongtai	27,777,591	26,573,828
Tangshan Rongfeng	28,975,581	28,373,387
Xuzhou Huayu	29,166,151	28,510,731
Xuzhou Tian’an	26,313,052	25,697,884
Boxing County Chengli	27,364,521	26,753,340
Total	$158,040,169	$154,340,627

As of March 31, 2015, the Company was committed to pay an additional 1) $2.93 million for the Shanxi Datong Coal Group Power Generation project, 2) $7.76 million for Xuzhou Zhongtai project, 3) $2.41 million for Tangshan Rongfeng project, 4) $8.14 million for Xuzhou Huayu project, 5) $9.77 million for Xuzhou Tian’an project, and 6) $9.77 million for Boxing County Chengli project.

8. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2015 and December 31, 2014:

	2015	2014
Income	$1,009,234	$1,872,995
Business	296,378	306,848
VAT arising from transfer WGPG to Shenmu	390,739	392,221
Other	40,832	42,247
Total	$1,737,183	$2,614,311

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2015 and December 31, 2014:

	2015	2014
Employee training, labor union expenditure and social insurance payable	$691,348	$693,969
Consulting, auditing, and legal expenses	497,280	537,973
Accrued payroll and welfare	305,584	304,512
Accrued interest expense	446,928	1,439,770
Other	269,441	274,520
Total	$2,210,581	$3,250,744

10. DEFERRED TAX LIABILITY, NET

Deferred tax asset resulted from accrued employee social insurance that can be deducted for tax purposes in the future, and the difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of March 31, 2015 and December 31, 2014, deferred tax liability consisted of the following:

	2015	2014
Deferred tax asset — current (accrual of employee social insurance)	$88,777	$89,114
Deferred tax liability — current (net investment in sales-type leases)	(1,284,794)	(1,124,451)
Deferred tax liability, net of deferred tax asset – current	$(1,196,017)	$(1,035,337)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$29,802,889	$30,310,142
Deferred tax liability — noncurrent (net investment in sales-type leases)	(43,016,013)	(43,612,679)
Deferred tax liability, net of deferred tax asset – noncurrent	$(13,213,124)	$(13,302,537)

11. LOANS PAYABLE

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

The term of this loan is for sixty (60) months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of March 31, 2015, the entrusted loan payable had an outstanding balance of $74.40 million, of which, $12.21 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.21 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the three months ended March 31, 2015, the Company recorded interest expense of $137,463 on this loan and capitalized $2.19 million interest to construction in progress. For the three months ended March 31, 2014, the Company recorded interest expense of $342,228 on this loan.

Bank Loans - Industrial Bank

On November 8, 2011, Xi’an TCH entered another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four (4) years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine (9) months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10 million). For the first nine (9) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of March 31, 2015, this loan had an outstanding balance of $3.26 million as a current liability.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100 million) to Xi’an TCH for four (4) years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six (6) months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3.75 million) for 2014, $1,025,111 (RMB 6.25 million) for 2015, and $1,230,133 (RMB 7.5 million) for 2016 and 2017. For the first six (6) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of March 31, 2015, this loan had an outstanding balance of $11.80 million, of which, $4.48 million was to be repaid within one year and was classified as a current liability, and $7.32 million will be repaid after one year and was classified as a noncurrent liability.

Bank Loan – Bank of Xi’an

On May 28, 2014, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40 million) to Xi’an TCH for one (1) year with maturity on May 29, 2015. The monthly interest rate of the loan is 0.65%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of March 31, 2015, this loan had an outstanding balance of $6.51 million as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three (3) years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of March 31, 2015, this loan had an outstanding balance of $5.21 million, to be repaid after one year and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of March 31, 2015, the Company had a $24.36 million outstanding balance under Zhongtai Loan.

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

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of March 31, 2015, the Company had a $21.83 million outstanding balance under Rongfeng Loan.

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

For the three months ended March 31, 2015, the Company capitalized $1.37 million interest to construction in progress for ZRIT Trust loans.

As of March 31, 2015, the future minimum repayment of all the loans including entrusted loan to be made by years is as follows:

2015	22,358,438
2016	65,141,155
2017	39,679,593
2018	7,984,110
2019	-
Total	$135,163,296

12.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.550 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five (5) years. For the three months ended March 31, 2015 and 2014, $0 and $20,725 (RMB 127,500) was amortized, respectively. In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

As of December 31, 2014, the prepaid leasing service fee was fully amortized as a result of the Early Repayment Agreement entered by Xi’an TCH and Cinda Financial on December 22, 2014. Under the Repayment Agreement, Xi’an TCH will pay the principal and interest in the amount of RMB 2.55 million ($0.42 million) in the first quarter of 2015 as well as the remaining principal of RMB 12.14 million ($1.97 million) before March 28, 2015 (the “Total Repayment Price”). Cinda Financial will return the deposit of RMB 2,125,000 ($0.35 million) to Xi’an TCH within three days after Xi’an TCH pays off the Total Repayment Price. Upon the effective date of the Repayment Agreement, the Financial Leasing Agreement is terminated. The Company made repayment in full during the three months ended March 31, 2015.

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

Refundable deposit from customers for systems leasing was $1,644,362 and $1,650,597 as of March 31, 2015 and December 31, 2014, respectively. The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems.

14. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of March 31, 2015, the Company had borrowed $0 from Mr. Ku, but had $40,803 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2014, the Company had borrowed $0 from Mr. Ku, but had $40,954 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively in the amounts of RMB 74.05 million and RMB 42.85 million respectively using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company agreed to file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement, the Company is currently working on the registration statement.

15. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 11, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the three months ended March 31, 2015 and 2014, the Company had losses of $8,338 and $21,471 that were attributable to noncontrolling interest, respectively.

16. INCOME TAX

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of March 31, 2015, had net operating loss (“NOL”) carry forwards for income taxes of $13.89 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to twenty (20) years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.5)%	(9.6)%
Effective tax holiday	(7.0)%	(7.0)%
Prior periods income tax adjustment per income tax return filed	-%	8.6%
Other	-%	0.2%
Valuation allowance on US NOL	2.0%	2.3%
Tax per financial statements	19.5%	28.5%

The provision for income taxes expense for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense – current	$872,444	$889,247
Income tax expense benefit - deferred	125,508	348,282
Total income tax expense	$997,952	$1,237,529

17. STOCK-BASED COMPENSATION PLAN

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	733,333	$3.05	0.62
Exercisable at January 1, 2015	733,333	3.05	0.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2015	733,333	3.05	0.37
Exercisable at March 31, 2015	733,333	$3.05	0.37

The Company recorded $0 compensation expense for stock options to employees during the three months ended March 31, 2015 and 2014, respectively.

Options that were vested and exercisable at March 31, 2015 were 733,333 shares, weighted average exercise price of $3.05, no intrinsic value, and weighted-average remaining contractual term of 0.37 years. Options that were expected to vest at March 31, 2015 were 0 shares.

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

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, at $4.68 per share to another independent director. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five (5) years. The FV of the options was calculated using the following assumptions: estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $142,000. The options expired on January 19, 2015.

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

The Director Stock Options originally did not include a cashless exercise right clause. On August 20, 2013, the Board approved and provided the Director Recipients cashless exercise elections to the Director Stock Options. The holder of the stock options may elect to receive shares equal to the value (as determined below) of his/her option (or the portion thereof being canceled) according to the following formula:

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

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	80,000	3.83	0.31
Exercisable at January 1, 2015	80,000	3.83	0.31
Granted	-	-	-
Exercised	-	-	-
Forfeited	40,000	-	-
Outstanding at March 31, 2015	40,000	2.98	0.77
Exercisable at March 31, 2015	40,000	$2.98	0.77

 Options that were vested and exercisable at March 31, 2015 were 40,000 shares, weighted average exercise price of $2.98, no intrinsic value, and weighted-average remaining contractual term of 0.77 years.

Shares issued to a consulting firm

On October 16, 2013, the Company entered a one-year financing consulting service agreement with a consulting firm. The Company will pay 75,000 restricted Rule 144 shares for the service. The Board approved such share issuance on March 27, 2014. The fair value of the 75,000 shares was $187,500 at agreement date, and was amortized over the term of the service. The 75,000 shares were issued on January 15, 2015.

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of March 31, 2015 and December 31, 2014, Xi’an TCH had outstanding notes receivable of $0, respectively.

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

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired. Xi’an TCH renewed this lease for an additional three (3) years with an 8% increase of rent upon renewal; the monthly rental payment was $18,000 before March 4, 2014 and is now $19,440 after Mach 4, 2014. In March 2013, Xi’an TCH leased an office in Jinan for a three (3) year term, expiring on March 22, 2016, with a monthly rental payment of $3,800, which amount will be increased by 5% each year. For the three months ended March 31, 2015 and 2014, the rental expense of Xi’an TCH was $99,794 and $106,431, respectively.

Future minimum annual rental payments required under operating leases as of March 31, 2015 were as below (by year):

2015	$354,000
Total	$354,000

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Shanxi Datong, Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Rongfeng, and Zhongtai, and Note 7 for commitment on construction in progress.

20. SUBSEQUENT EVENT

On March 27, 2015, the Board of Directors of the Company received a resignation letter from Mr. Chungui Shi, a director of the Company and a member of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee of the Board, effective on March 31, 2015. On March 31, 2015, the Board appointed Mr. Cangsang Huang as a new member of the Board to fill the vacancy on the Board until his successor has been duly elected and qualified. Mr. Huang is also appointed as a member of the Corporate Governance and Nominating Committee, the Audit Committee and Compensation Committee of the Board. In connection with the appointment, the Board of Directors of the Company has authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option with a 5-year life to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock on March 31, 2015.

Based on the FV method under FASB ASC Topic 718, the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of options granted to employees or directors is recognized as compensation expense over the vesting period of each stock option award. The FV of the options was calculated using the following assumptions, estimated life of five (5) years, volatility of 82%, risk free interest rate of 1.37%, and dividend yield of 0%. The grant date FV of options was $26,528.

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

As of March 31, 2015, Shanghai TCH had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation system (“WGPG” system); (ii) Erdos (for five recycling waste heat power generating systems); (iii) Sinosteel Jilin Ferroalloys Co., Ltd. (for one waste heat power generation system (“WHPG”)); (iv) Pucheng (for two biomass power generation (“BMPG”) systems); (v) Shenqiu (for two biomass power generation (“BMPG”) systems); and (vi) Shanxi Datong Coal Group Steel Co., Ltd (for two BPRT systems).

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

As of March 31, 2015, the Company had construction in progress of $18.44 million for the remaining Shanxi Datong Coal Group Power Generation project and is committed to paying an additional $2.93 million.

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

As of March 31, 2015, the project has not yet commenced because Baoliyuan has not obtained all the necessary permission for the construction from local government.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of March 31, 2015, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $40,803 in advances from the Company’s management, which bore no interest, and payable upon demand of the management.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2015		2014
		% of Sales		% of Sales
Sales	$174,338	100%	$177,607	100%
Sales of systems	-	-%	-	-%
Contingent rental income	174,338	100%	177,607	100%
Cost of sales (“COS”)	12,280	7%	21,904	12%
Cost of systems	12,280	7%	21,904	12%
Gross profit	162,058	93%	155,703	88%
Interest income on sales-type lease	6,492,282	3724%	6,305,716	3550%
Total operating income	6,654,340	3817%	6,461,419	3638%
Total operating expenses	(704,561)	(404)%	(844,975)	476%
Income from operations	5,949,779	3413%	5,616,444	3162%
Total non-operating expenses, net	(824,367)	(473)%	(1,277,362)	(719)%
Income before income tax	5,125,412	2940%	4,339,082	2443%
Income tax expense	997,952	572%	1,237,529	697%
Less: net income (loss) attributable to noncontrolling interest	(8,338)	(5)%	(21,471)	(12)%
Net income attributable to China Recycling Energy Corp	$4,135,798	2372%	$3,123,024	1758%

SALES. Total sales for the three months ended March 31, 2015 were $0.17 million while total sales for the comparable period of 2014 were $0.18 million, a decrease of $3,269. Of the total sales, sales of systems for the three months ended March 31, 2015 and 2014 were $0 as no power generation system was completed and sold in this period. For the three months ended March 31, 2015, the Company received contingent rental income of $0.17 million from the usage of electricity in addition to the minimum lease payments, compared to $0.18 million for the comparable period in year 2014. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended March 31, 2015 was $0.01 million while our COS for the comparable period of 2014 was $0.02 million, a slight decrease of $0.01 million.

GROSS PROFIT. Gross profit was $0.16 million for the three months ended March 31, 2015, compared to $0.16 million for the comparable period of 2014, representing a blended gross margin of 93% and 88% for the comparable period of 2015 and 2014, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2015 was $6.49 million, a $0.18 million increase from $6.31 million for the comparable period of 2014. During the three months ended March 31, 2015, interest income was derived from the following thirteen (13) sales-type leases:

i.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One (1) BMPG system to Shenqiu Phase I (11 years);
iii.	One (1) BMPG system to Shenqiu Phase II (9.5 years);
iv.	Five (5) power and steam generating systems to Erdos (20 years);
v.	One (1) WHPG system to Jitie (24 years);
vi.	Two (2) BPRT systems to Shanxi Datong (30 years); and
vii.	One (1) WGPG system to Yida (15 years).

In comparison, during the comparable period of 2014, interest income was derived from fifteen (15) systems: one (1) TRT system to Zhangzhi, one (1) CHPG systems to Jing Yang Shengwei, two (2) systems for the Erdos Phase I project, three (3) systems for the Erdos Phase II project, two (2) BMPG systems to Pucheng, two (2) BMPG systems to Shenqiu, one (1) WHPG system to Zhongbao, one (1) WHPG system to Jitie, and two (2) BPRT system for the Shanxi Datong Phase I project.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $0.70 million for the three months ended March 31, 2015 as compared to $0.84 million for the comparable period of 2014, a decrease of $0.14 million or 17%. The decrease was mainly due to a $0.09 million decrease in consulting expenses and $0.03 million decrease in payroll expense compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the three months ended March 31, 2015, net non-operating expense was $0.82 million compared to $1.28 million for the comparable period of 2014. For the three months ended March 31, 2015, we had $0.49 million interest expense on loans, and $0.37 million other expense mainly consisting of $0.38 million financial expense, but offset with $0.01 million other non-operating income. In addition, we had $0.03 million interest income. For the comparable period of 2014, we had $0.91 million interest expenses on loans, and $0.42 million financial expenses including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project, but offset with $0.04 million interest income.

INCOME TAX EXPENSE. Income tax expense was $1.00 million for the three months ended March 31, 2015, a decrease of $0.24 million from $1.24 million for the comparable period of 2014. The consolidated effective income tax rate for the three months ended March 31, 2015 and 2014 were 19.5% and 28.5%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to a prior period income tax adjustment per income tax return filed for the three months ended March 31, 2014.

NET INCOME. Net income for the three months ended March 31, 2015 was $4.14 million compared to net income of $3.12 million for the comparable period of 2014, an increase of $1.02 million. This increase in net income was mainly due to decreased non-operating expenses and decreased income tax expense in the three months ended March 31, 2015.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2015 and 2014

As of March 31, 2015, the Company had cash and equivalents of $26.65 million, other current assets of $10.82 million, current liabilities of $21.31 million, working capital of $16.17 million, current ratio of 1.76:1 and debt-to-equity ratio of 0.64:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating Activities	$(1,092,520)	$(17,748,650)
Investing Activities	(19,711)	1,552,795
Financing Activities	(7,973,965)	24,852,002

Net cash used in operating activities was $1.09 million during the three months ended March 31, 2015, compared to $17.75 million used in operating activities in the comparable period of 2014. The decrease in net cash outflow in the three months ended March 31, 2015 was mainly due to decreased payments in connection with construction in progress, increased accounts payable outstanding, and increased net income; however, the decrease in cash outflow was partially offset by decreased collection on sales-type lease receivables due to less power-generating systems in operation, increased payment for tax payable and other payables.

Net cash used in investing activities was $0.02 million for the three months ended March 31, 2015, compared to $1.55 million provided by investing activities in the comparable period of 2014. We had $0.02 million cash outflow for acquisition of property and equipment in the three months ended March 31, 2015 compared with $1.55 million cash inflow from the release of restricted cash in the same period of 2014.

Net cash used in financing activities was $7.97 million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $24.85 million for the comparable period of 2014. The cash outflow in the three months ended March 31, 2015 included $5.58 million repayment of bank loans and $2.39 million repayment of a long-term payable. In comparison, the cash inflow for the three months ended March 31, 2014, resulted from $27.15 million of loan proceeds, $4.92 million from an advance from Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable which were offset by $7.52 million repayment of bank loans and $0.35 million repayment of a long-term payable.

We believe we have sufficient cash to continue our current business through 2015 based on recurring receipts from existing sales-type leases. As of March 31, 2015, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), one WHPG system for Jitie, two BPRT systems for Shanxi Datong, and one WGPG system for Yida, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2015. The 13 systems that are current in operation have minimum monthly lease payments of RMB 16.41 million ($2.67 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2015.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at,
	March 31, 2015	December 31, 2014
Unrestricted retained earnings	$71,888,946	$68,199,797
Restricted retained earnings (surplus reserve fund)	12,334,821	11,888,170
Retained earnings (including surplus reserve fund)	$84,223,767	$80,087,967

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

Contractual Obligations

Company’s contractual obligations as of March 31, 2015 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$14,245,710	$58,724,887	11
Entrusted loan	-	62,192,699	11
Total	$14,245,710	$120,917,586

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

As of March 31, 2015, the two 3 MW BPRT systems were completed, and the Company had paid $18.44 million for the remaining Shanxi Datong Coal Group Power Generation projects. The Company is committed to pay an additional $2.93 million for completing the Shanxi Datong Coal Group Power Generation projects.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2015, Zhonghong has paid $27.36 million for the project, and is committed to pay an additional $9.77 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2015, Zhonghong has paid $29.17 million for Huayu project and $26.31 million for the Tian’an project and is committed to pay an additional $8.14 million for Huayu project and $9.77 million for Tian’an project.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of March 31, 2015, the Company has paid $27.78 million for the Zhongtai project, and is committed to pay an additional $7.76 million for completing the project.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of March 31, 2015, the Company has paid $28.98 million for the Rongfeng project, and is committed to pay an additional $2.41 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2014. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 14, 2015	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	/s/ David Chong
David Chong Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

