Form 10-Q
period 2015-06-30
CHINA RECYCLING ENERGY CORP
filed 2015-08-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 12, 2015 was 83,084,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014

ASSETS

CURRENT ASSETS
Cash and equivalents	$53,383,712	$35,871,030
Accounts receivable	7,360,639	16,330
Current portion of investment in sales-type leases, net	6,665,583	6,561,984
Interest receivable on sales type leases	597,466	974,526
Prepaid expenses	160,711	951,180
Other receivables	2,320,372	1,196,684

Total current assets	70,488,483	45,571,734

NON-CURRENT ASSETS
Investment in sales-type leases, net	144,936,493	174,458,615
Long term investment	924,439	821,205
Long term deposit	60,578	60,525
Property and equipment, net	23,594	25,116
Construction in progress	145,648,634	154,340,627

Total non-current assets	291,593,738	329,706,088

TOTAL ASSETS	$362,082,221	$375,277,822

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$154,411	$1,140,181
Notes payable - bank acceptances	2,617,116	163,425
Taxes payable	3,658,276	2,614,311
Accrued liabilities and other payables	3,648,446	3,250,744
Due to related parties	44,059	40,954
Deferred tax liability	1,310,267	1,035,337
Loans payable - current	8,150,680	15,729,694
Interest payable on entrusted loans	259,553	285,257
Current portion of long term payable	-	2,401,405

Total current liabilities	19,842,808	26,661,308

NONCURRENT LIABILITIES
Deferred tax liability, net	11,600,217	13,302,537
Refundable deposit from customers for systems leasing	1,652,054	1,650,597
Loans payable	42,752,225	63,114,888
Entrusted loan payable	62,483,643	62,428,501

Total noncurrent liabilities	118,488,139	140,496,523

Total liabilities	138,330,947	167,157,831

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,084,035 and 83,009,035 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	83,084	83,009
Additional paid in capital	111,718,266	111,517,578
Shares to be issued	-	187,500
Statutory reserve	13,487,737	11,888,170
Accumulated other comprehensive income	16,206,173	15,987,138
Retained earnings	82,015,146	68,199,797

Total Company stockholders' equity	223,510,406	207,863,192

Noncontrolling interest	240,868	256,799

Total equity	223,751,274	208,119,991

TOTAL LIABILITIES AND EQUITY	$362,082,221	$375,277,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Revenue
Sales of systems	$24,474,612	$18,946,044	$24,474,612	$18,946,044
Contingent rental income	275,427	388,154	101,089	210,547

Total revenue	24,750,039	19,334,198	24,575,701	19,156,591

Cost of sales
Cost of contingent rental income and systems	21,476,875	14,616,592	21,464,595	14,594,688

Total cost of sales	21,476,875	14,616,592	21,464,595	14,594,688

Gross profit	3,273,163	4,717,606	3,111,105	4,561,903

Interest income on sales-type leases	12,821,625	12,421,000	6,329,343	6,115,284

Total operating income	16,094,788	17,138,606	9,440,448	10,677,187

Operating expenses
General and administrative	1,256,900	1,608,203	552,339	763,228

Total operating expenses	1,256,900	1,608,203	552,339	763,228

Income from operations	14,837,888	15,530,403	8,888,109	9,913,959

Non-operating income (expenses)
Interest income	53,816	56,800	21,529	17,511
Interest expense	(1,802,684)	(1,861,593)	(1,308,979)	(949,020)
Investment income	8,487	13,268	4,014	1,955
Gain on systems repurchase from Jitie	4,594,922	-	4,594,922	-
Other income (expenses)	5,832	(831,491)	373,254	(416,100)

Total non-operating income (expenses), net	2,860,373	(2,623,016)	3,684,740	(1,345,654)

Income before income tax	17,698,261	12,907,387	12,572,849	8,568,305
Income tax expense	2,299,463	3,239,169	1,301,511	2,001,640

Income before noncontrolling interest	15,398,798	9,668,218	11,271,338	6,566,665

Less: loss attributable to noncontrolling interest	(16,117)	(43,864)	(7,779)	(22,393)

Net income attributable to China Recycling Energy Corporation	15,414,915	9,712,082	11,279,117	6,589,058

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	219,035	(1,474,273)	1,012,750	(61,788)
Foreign currency translation gain (loss) attributable to noncontrolling interest	187	(2,888)	1,151	90

Comprehensive income attributable to China Recycling Energy Corporation	$15,633,950	$8,237,809	$12,291,867	$6,527,270

Comprehensive loss attributable to noncontrolling interest	$(15,930)	$(46,752)	$(6,628)	$(22,303)

Basic weighted average shares outstanding	83,078,234	61,066,042	83,084,035	61,217,625
Diluted weighted average shares outstanding	83,078,234	61,181,229	83,084,035	61,299,932

Basic earnings per share	$0.19	$0.16	$0.14	$0.11
Diluted earnings per share	$0.19	$0.16	$0.14	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$15,398,798	$9,668,218
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(18,946,044)
Shares to be issued for cost of Yida project	-	14,491,450
Depreciation and amortization	21,705	16,211
Stock option expense	13,264	41,680
Investment income	(8,487)	(13,268)
Changes in deferred tax	(1,436,483)	1,471,536
Changes in assets and liabilities:
Interest receivable on sales type leases	376,983	(220,343)
Collection of principal on sales type leases	47,907,042	5,304,071
Prepaid expenses	789,347	729,902
Accounts receivable	(7,326,079)	9,895
Other receivables	(1,213,615)	26,770
Construction in progress	(9,595,562)	(57,679,140)
Accounts payable	1,463,130	8,278,300
Taxes payable	1,039,073	132,582
Interest payable on entrusted loans	(25,891)	(27,528)
Accrued liabilities and other payables	394,477	156,908

Net cash provided by (used in) operating activities	47,797,702	(36,558,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	(5,475,646)
Acquisition of property and equipment	(20,164)	(556)

Net cash used in investing activities	(20,164)	(5,476,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	-	653,808
Proceeds from loans	-	41,860,085
Repayment of loans	(27,941,848)	(10,379,209)
Long term payable	(2,397,565)	(703,938)
Advance from related parties	3,263	9,509,112

Net cash provided by (used in) financing activities	(30,336,150)	40,939,858

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	71,294	9,256

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	17,512,682	(1,085,888)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	35,871,030	7,701,530

CASH AND EQUIVALENTS, END OF PERIOD	$53,383,712	$6,615,642

Supplemental cash flow data:
Income tax paid	$2,920,356	$1,632,341
Interest paid	$8,134,936	$6,986,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China.  Under this lease agreement, Xi’an TCH leased a set of 12MW biomass power generation (“BMPG”) systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of fifteen (15) years.

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH was to lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation Projects

On September 30, 2010, Xi’an TCH delivered to ZhongbaoBinhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing established in June 2009.  The waste heat agreement with Zhongbao has a term of nine (9) years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. In addition, Xi’an TCH is responsible for applying for the Clean Development Mechanism (“CDM”) under the Kyoto Protocol.  Net proceeds from any CDM credit will be distributed between Zhongbao and Xi’an TCH at 60% and 40%, respectively.  As of this report date, Xi’an TCH had not yet commenced the CDM application process. On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with ZhonggangBinhai Enterprise Ltd. (“Zhonggang”), currently a 100% owner of Zhongbao. Under the Repurchase Agreement, Zhonggang was to purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System was RMB 60 million ($9.76 million). As of December 31, 2014, Zhonggang paid in full all of the Repurchase Price and the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH. The ownership of the WHPG System was transferred to Zhonggang.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenqiuYuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six (6) months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for eleven (11) years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one (1) month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd. (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems and, one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term was thirty (30) years, during which time Shanxi Datong was to pay a service fee to Xi’an TCH. The service fee was based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates were to change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. In May 2012, Shanxi Datong and Tianjin Construction Materials Group (Holding) Co., Ltd. were restructured and renamed as Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (the “Datong”). On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five years was $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five years, $0.16 million (RMB 1.0 million) for the following 10 years and $0.15 million (RMB 0.9 million) for the last ten 10 years. After 30 years, the units were to be transferred to Datong at no additional charge. On May 26, 2015, the 15MW WGPG system was completed.

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW Waste Gas Power Generation (the “WGPG”) system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million (approximately $193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million (approximately $40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BPRT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sale.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH installed a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term was twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH was to be responsible for the systems operation and was to own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million (approximately $294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million (approximately $14.73 million).As of the report date, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City BoliYida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which had been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH was to pay to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between the US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company issued 8,233,779 for the Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project (“WGPG”) Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida was also to provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease term.

The Fund Management Company

On June 25, 2013, Xi’an TCH and HongyuanHuifu Venture Capital Co. Ltd. (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million. Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (“CDQ”) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project has been completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the next couple months. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten years).

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty years. For the first ten years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

  On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH was to design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payments for two years (the “ Waste Water Treatment Project”).

The construction period of the CDQ Project was expected to be fifteen months from the effective date of the Agreement. Baoliyuan was to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The term of payment was for twenty years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it would fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

Baoliyuan was to provide waste heat to the systems for no less than 8,000 hours per year and coking production was to reach 80% of its capacity. If these requirements were not met, the energy saving fee was to be calculated according to such hours and capacity.

If Baoliyuan wanted to terminate the Agreement early, it was to provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than five years (including five years) into the term when Baoliyuan requested termination, Baoliyuan was to pay Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system had already operated); 2) if it was more than five years into the term when Baoliyuan requested the termination, Baoliyuan was to pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first twelve months and RMB 940,000 per month ($153,094) for the next twelve months.

The Baoliyuan project was cancelled in May 2015 because the project requires mountain blasting and leveling and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to the government’s concern for the environment protection.

Summary of June 30, 2015 Sales-Types Leases

On September 24, 2014, Xi’an TCH entered into an Assets Repurchase Agreement for the TRT system with Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. (“Zhangzhi”). Under the Repurchase Agreement, Zhangzhi purchased the TRT System from Xi’an TCH and also repaid the outstanding energy saving service fees owed to Xi'an TCH. The repurchase price for the TRT System was RMB 35 million ($5.69 million) and the outstanding energy saving service fees was RMB 1.1 million ($179,000). Xi’an TCH stopped the payment of site lease fee to Zhangzhi for the TRT System upon the execution of the Repurchase Agreement. The ownership of the TRT System was transferred to Zhangzhi. The outstanding balance of net investment receivable at date of transfer was $4.78 million. The Company recorded $0.98 million gain from this transaction.

On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”). Under the Repurchase Agreement, Zhonggang was to purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System was RMB 60 million ($9.76 million). Zhonggang was to pay all of the Repurchase Price within 10 working days from the execution of the Repurchase Agreement. Zhonggang was also to repay the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH within 3 working days from the execution of the Repurchase Agreement. The ownership of the WHPG System was to be transferred to Zhonggang when it timely paid the entire Repurchase Price. As of December 31, 2014, Xi’an TCH received the payment in full and the system was transferred. The outstanding balance of net investment receivable at date of transfer was $8.04 million. The Company recorded $1.76 million gain from this transaction.

On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million (approximately $193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million (approximately $40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million (approximately $24.54 million) for one WGPG system. Datong was to pay RMB 150 million within 5 working days from the execution of the Repurchase Agreement and pay RMB 100 million within 15 working days from the execution of the Repurchase Agreement. The ownership of the Systems was to be transferred to Datong when it timely paid in full the entire Repurchase Price and the parties had completed the on-site assets transfer process and confirmed the actual Systems’ transfer. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BPRT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sale.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million (approximately $294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million (approximately $14.73 million), and Jitie was to pay RMB 45 million within five working days from the execution of the Repurchase Agreement and pay another RMB 45 million within 15 working days from the execution of the Repurchase Agreement. The ownership of the Jitie Project was to be transferred to Jitie when it timely paid in full the Repurchase Price and the parties had completed the on-site assets transfer process and confirmed the actual Jitie Project transfer. As of June 30, 2015, Xi’an TCH received the first RMB 45 million (approximately $7.36 million) and RMB 1.8 million (approximately $294,599) energy saving service fees. On July 6, 2015, Xi’an TCH received the second RMB 45 million (approximately $7.36 million). As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

As of June 30, 2015, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of June 30, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), and Zhonghong, 90% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2015 and December 31, 2014, the Company had accounts receivable of $7,360,639 (see Note 1), which was the 2nd payment of repurchase Jitie project (the payment was collected on July 6, 2015), and $16,330 from contingent rental income, respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2015 and December 31, 2014.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of June 30, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $50.90 million, and (ii) Zhonghong entrusted loan of $62.48 million. As of December 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $67.41 million, and (ii) Zhonghong entrusted loan of $62.43 million.

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

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

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

The following table presents a reconciliation of basic and diluted EPS for the six and three months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net income	$15,414,915	$9,712,082	$11,279,117	$6,589,058

Weighted average shares outstanding – basic	83,078,234	61,066,042	83,084,035	61,217,625
Effect of dilutive securities:
Options granted	-	115,187	-	82,307

Weighted average shares outstanding – diluted	83,078,234	61,181,229	83,084,035	61,299,932
Earnings per share – basic	$0.19	$0.16	$0.14	$0.11
Earnings per share – diluted	$0.19	$0.16	$0.14	$0.11

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

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of June 30, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Total future minimum lease payments receivable	$428,978,016	$583,820,886
Less: executory cost	(102,370,458)	(134,771,919)
Less: unearned interest income	(175,005,482)	(268,028,368)
Investment in sales-type leases, net	151,602,076	181,020,599
Current portion	6,665,583	6,561,984
Noncurrent portion	$144,936,493	$174,458,615

As of June 30, 2015, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2015	$35,772,703
2016	34,545,930
2017	34,545,930
2018	34,545,930
2019	34,545,930
Thereafter	255,021,593
Total	$428,978,016

4. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($75 million) HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.13 million and $0.88 million prepaid consulting expense as of June 30, 2015 and December 31, 2014, respectively.

5. OTHER RECEIVABLES

As of June 30, 2015, other receivables mainly consisted of a guarantee deposit of $1.47 million which was made in the name of an officer of the Company to guarantee a bank note issued to the Company, the Company paid the guarantee deposit to the officer’s personal bank account at the request of the bank for the Company to get the bank note, and the bank will use the guarantee deposit to pay back the note when it is matured and the guarantee deposit can not be withdrawn by the officer before the maturity date of the bank note; advance to third parties of $0.07 million, bearing no interest, payable upon demand; advances to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.50 million. As of December 31, 2014, other receivables mainly consisted of advance to third party of $0.56 million, bore no interest, payable upon demand; advance to employees of $0.04 million, bore no interest, payable upon demand; and maintenance cost and tax receivable of $0.1 million.

6. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the "Fund Management Company") with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $102,255 and $77,091 equity based investment income during the six months ended June 30, 2015 and 2014, respectively; The Company recorded $48,362 and $23,548 equity based investment income during the three months ended June 30, 2015 and 2014, respectively; however it was eliminated with financial fee of Zhonghong as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completion of the Fund financing for the Company.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three years from the date of its contribution and for the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($12.2 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund by Xi’an TCH.

7. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of June 30, 2015 and December 31, 2014 the Company’s construction in progress included:

	2015	2014
Shanxi Datong Coal Group on 15MW WGPG	$-	$18,431,457
Xuzhou Zhongtai	28,720,801	26,573,828
Tangshan Rongfeng	29,823,821	28,373,387
Xuzhou Huayu	30,068,151	28,510,731
Xuzhou Tian’an	27,150,590	25,697,884
Boxing County Chengli	29,885,271	26,753,340
Total	$145,648,634	$154,340,627

As of June 30, 2015, the Company was committed to pay an additional 1) $7.79 million for Xuzhou Zhongtai project, 2) $2.42 million for Tangshan Rongfeng project, 3) $8.18 million for Xuzhou Huayu project, 4) $9.81 million for Xuzhou Tian’an project, and 5) $8.18 million for Boxing County Chengli project.

8. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2015 and December 31, 2014:

	2015	2014
Income	$2,942,736	$1,872,995
Business	283,765	306,848
VAT arising from transfer WGPG to Shenmu	392,567	392,221
Other	39,208	42,247
Total	$3,658,276	$2,614,311

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2015 and December 31, 2014:

	2015	2014
Employee training, labor union expenditure and social insurance payable	$694,582	$693,969
Consulting, auditing, and legal expenses	484,984	537,973
Accrued payroll and welfare	304,768	304,512
Accrued interest expense	1,814,785	1,439,770
Other	349,327	274,520
Total	$3,648,446	$3,250,744

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

As of June 30, 2015 and December 31, 2014, deferred tax liability consisted of the following:

	2015	2014
Deferred tax asset — current (accrual of employee social insurance)	$89,193	$89,114
Deferred tax liability — current (net investment in sales-type leases)	(1,399,460)	(1,124,451)
Deferred tax liability, net of deferred tax asset – current	$(1,310,267)	$(1,035,337)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$24,633,906	$30,310,142
Deferred tax liability — noncurrent (net investment in sales-type leases)	(36,234,123)	(43,612,679)
Deferred tax liability, net of deferred tax asset – noncurrent	$(11,600,217)	$(13,302,537)

11. LOANS PAYABLE

Entrusted Loan Payable

 The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and Mr. Guohua Ku, the Chairman and CEO of the Company.

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

The term of this loan is for sixty months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of June 30, 2015, the entrusted loan payable had an outstanding balance of $74.75 million, of which, $12.27 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $12.27 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the six months ended June 30, 2015, the Company recorded interest expense of $258,740 on this loan and capitalized $4.42 million interest to construction in progress. For the six months ended June 30, 2014, the Company recorded interest expense of $688,258 on this loan.

Bank Loans - Industrial Bank

On November 8, 2011, Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four (4) years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine (9) months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10 million). For the first nine (9) months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of June 30, 2015, this loan was paid in full.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100 million) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan.  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3.75 million) for 2014, $1,025,111 (RMB 6.25 million) for 2015, and $1,230,133 (RMB 7.5 million) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of June 30, 2015, this loan was paid in full.

Bank Loan – Bank of Xi’an

On May 28, 2014, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40 million) to Xi’an TCH for one year with maturity on May 29, 2015. The monthly interest rate of the loan is 0.65%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of June 30, 2015, this loan was paid in full.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three (3) years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of June 30, 2015, this loan had an outstanding balance of $4.50 million, to be repaid after one year and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of June 30, 2015, the Company had a $24.47 million outstanding balance under the Zhongtai Loan, of which, $4.95 million was to be repaid within one year and was classified as a current liability, and $19.52 million will be repaid after one year and was classified as a noncurrent liability.

The Zhongtai Loan has a term of four years. The annual interest rate for the first twenty-four months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four months and Xi'an TCH has the right to prepay the Zhongtai Loan before maturity if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the 24-month anniversary date of the establishment of Trust Plan No. 1. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of June 30, 2015, the Company had a $21.93 million outstanding balance under Rongfeng Loan, of which, $3.20 million was to be repaid within one year and was classified as a current liability, and $18.74 million will be repaid after one year and was classified as a noncurrent liability.

The Rongfeng Loan has a term of four years. The annual interest rate for the first twenty-four months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after twenty-four months and Xi'an TCH has the right to prepay the Rongfeng Loan before maturity if Xi’an TCH does not agree to such adjustment of the interest rate. ZRIT has the right to request repayment of all principal and interest of the Rongfeng Loan on the 24-month anniversary date of the establishment of Trust Plan No. 2. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

For the six months ended June 30, 2015, the Company capitalized $2.77 million interest to construction in progress for ZRIT Trust loans.

As of June 30, 2015, the future minimum repayment of all the loans including entrusted loan to be made by years is as follows:

2015	8,968,529
2016	63,401,270
2017	32,995,289
2018	8,021,460
2019	-
Total	$113,386,548

12.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Cinda Agreement”) with Cinda Financial, an affiliate of China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda HK”).

Under the Cinda Agreement, Xi’an TCH transferred its ownership of (i) a set of 7MW steam turbine WHPG systems and (ii) four furnaces and ancillary apparatus ((i) and (ii) collectively, the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for five years for $8.15 million (RMB 51.54 million) based on the transfer cost and benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%). The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH can pay $676 (RMB 4,250) to acquire the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB 2.59 million).

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.550 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the six months ended June 30, 2015 and 2014, $0 and $41,680 (RMB 255,000) was amortized, and $0 and $20,955 was amortized for the three months ended June 30, 2015 and 2014, respectively. In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

As of December 31, 2014, the prepaid leasing service fee was fully amortized as a result of the Early Repayment Agreement entered by Xi’an TCH and Cinda Financial on December 22, 2014. Under the Repayment Agreement, Xi’an TCH paid the principal and interest in the amount of RMB 2.55 million ($0.42 million) in the first quarter of 2015 as well as the remaining principal of RMB 12.14 million ($1.97 million) before March 28, 2015 (the “Total Repayment Price”). Cinda Financial returned the deposit of RMB 2,125,000 ($0.35 million) to Xi’an TCH within three days after Xi’an TCH paid the Total Repayment Price. Upon the effective date of the Repayment Agreement, the Financial Leasing Agreement was terminated. The Company made repayment in full during the first quarter of 2015.

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

Refundable deposit from customers for systems leasing was $1,652,054 and $1,650,597 as of June 30, 2015 and December 31, 2014, respectively. The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems.

14. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of June 30, 2015, the Company had borrowed $0 from Mr. Ku, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2014, the Company had borrowed $0 from Mr. Ku, but had $40,954 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively, in the amounts of RMB 74.05 million and RMB 42.85 million respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company agreed to file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement; the Company is currently working on the registration statement.

15. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 11, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the six months ended June 30, 2015 and 2014, the Company had losses of $16,117 and $43,864 that were attributable to the noncontrolling interest, respectively. During the three months ended June 30, 2015 and 2014, the Company had losses of $7,779 and $22,393 that were attributable to noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2015 and 2014 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three (3) years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2015 and 2014 was 25%.  Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of June 30, 2015, had net operating loss (“NOL”) carry forwards for income taxes of $14.10 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to twenty (20) years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2015 and 2014, respectively:

	Six Months		Three Months
	2015	2014	2015	2014
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(9.3)%	(6.1)%	(9.1)%	(4.3)%
Effective tax holiday	(8.2)%	(8.0)%	(8.7)%	(8.5)%
Other	(2.3)%	0.5%	(3.3)%	0.7%
Prior periods income tax adjustment per income tax return filed	(2.2)%	2.9%	(3.1)%	-%
Effect of tax rate change on deferred tax items	-%	-%	-%	-%
Valuation allowance on US NOL	1.0%	1.8%	0.6%	1.5%
Tax per financial statements	13.0%	25.1%	10.4%	23.4%

The provision for income taxes expense for the six and three months ended June 30, 2015 and 2014 consisted of the following:

	Six Months		Three Months
	2015	2014	2015	2014
Income tax expense – current	$3,735,946	$1,767,633	$2,863,502	$878,386
Income tax expense (benefit) - deferred	(1,436,483)	1,471,536	(1,561,991)	1,123,254
Total income tax expense	$2,299,463	$3,239,169	$1,301,511	$2,001,640

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	733,333	$3.05	0.62
Exercisable at January 1, 2015	733,333	3.05	0.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2015	733,333	3.05	0.12
Exercisable at June 30, 2015	733,333	$3.05	0.12

The Company recorded no compensation expense for stock options to employees during the six months ended June 30, 2015 and 2014, respectively.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares. The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or grant had been made under the Equity Plan as of June 30, 2015.

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

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a new member of the Board to fill the vacancy on the Board until his successor has been duly elected and qualified. In connection with the appointment, the Board of Directors of the Company authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal to the closing price per share of the Company's Common Stock on March 31, 2015. The Director Stock Options will only be valid and exercisable upon shareholder approval. As of the report date, the Stock Option has not received the shareholders’ approval. The options had a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 82%, risk free interest rate of 1.37%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $26,528.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	80,000	$3.83	0.31
Exercisable at January 1, 2015	80,000	3.83	0.31
Granted	40,000	-	-
Exercised	-	-	-
Forfeited	40,000	-	-
Outstanding at June 30, 2015	80,000	2.00	2.64
Exercisable at June 30, 2015	40,000	$2.98	0.52

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of June 30, 2015 and December 31, 2014, Xi’an TCH had outstanding notes receivable of $0, respectively.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110.For the six months ended June 30, 2015 and 2014, the rental expense of Xi’an TCH was $200,017 and $223,425, respectively; for the three months ended June 30, 2015 and 2014, the rental expense was $100,223 and $116,994, respectively.

Future minimum annual rental payments required under operating leases as of June 30, 2015 were as below (by year):

2015	$254,868
Total	$254,868

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli Boxing, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Rongfeng, and Zhongtai, and Note 7 for commitment on construction in progress.

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

As of June 30, 2015, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation system (“WGPG” system); (ii) Erdos (for five recycling waste heat power generating systems); (iii) Pucheng (for two biomass power generation (“BMPG”) systems); (iv) Shenqiu (for two biomass power generation (“BMPG”) systems).

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is three (3) years from the date of contribution for the preferred limited partner, or four (4) years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is thirty (30) years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five (5) years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. In May 2012, Shanxi Datong and Tianjin Construction Materials Group (Holding) Co., Ltd. were restructured and renamed as Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (the “Datong”). On June 10, 2013, Xi’an TCH and Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five (5) years is $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five (5) years, $0.16 million (RMB 1.0 million) for the following ten (10) years and $0.15 million (RMB 0.9 million) for the last ten (10) years. After thirty (30) years, the units will be transferred to Datong at no additional charge. On May 26, 2015, the 15MW WGPG system was completed.

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW Waste Gas Power Generation (the “WGPG”) system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million (approximately $193,548) to Xi’an TCH within 5 working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million (approximately $40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BRPT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sales of system.

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

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a Biomass Power Generation Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH was to lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term was twenty-four (24) years. During the term of this lease, Jitie was to pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH was to be responsible for the systems operation and was to own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

  On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million (approximately $294,599) to Xi’an TCH within 5 working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million (approximately $14.73 million). As of June 30, 2015, Xi’an TCH had received the payment in full and the systems has been transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (“CDQ”) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project has  been completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the next couple months. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

Pursuant to the Agreement, Xi’an TCH was to design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH was to also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two (2) years (the “Waste Water Treatment Project”).

The construction period of the CDQ Project was expected to be fifteen (15) months from the effective date of the Agreement. Baoliyuan was to start to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The term of payment was for twenty (20) years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

Baoliyuan was to provide waste heat to the systems for no less than 8,000 hours per year and coking production was to reach 80% of its capacity. If these requirements were not met, the energy saving fee was to be calculated according to such hours and capacity.

If Baoliyuan wanted to terminate the Agreement early, it was to provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than five (5) years (including five (5) years) into the term when Baoliyuan requested termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system had already operated); 2) if it was more than five years into the term when Baoliyuan requests the termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty (20) years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first twelve (12) months and RMB 940,000 per month ($153,094) for the next twelve (12) months.

The Baoliyuan project was cancelled in May 2015 because the project requires the mountain blasting and leveling and Baoliyuan could not obtain all the necessary permits for the construction from local government due to the government’s concern for the environment protection.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of June 30, 2015, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,059 in advances from the Company’s management, which bore no interest, and were payable upon demand of the management.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH and Zhonghong. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
		% of Sales		% of Sales
Sales	$24,575,701	100%	$19,156,591	100%
Sales of systems	24,474,612	100%	18,946,044	99%
Contingent rental income	101,089	-%	210,547	1%
Cost of sales (“COS”)	21,464,595	87%	14,594,688	76%
Cost of systems	21,464,595	87%	14,594,688	76%
Gross profit	3,111,105	13%	4,561,903	24%
Interest income on sales-type lease	6,329,343	26%	6,115,284	32%
Total operating income	9,440,448	38%	10,677,187	56%
Total operating expenses	(552,339)	(2)%	(763,228)	(4)%
Income from operations	8,888,109	36%	9,913,959	52%
Total non-operating income (expenses), net	3,684,740	15%	(1,345,654)	(7)%
Income before income tax	12,572,849	51%	8,568,305	45%
Income tax expense	1,301,511	5%	2,001,640	11%
Less: net loss attributable to noncontrolling interest	(7,779)	-%	(22,393)	-%
Net income attributable to China Recycling Energy Corp	$11,279,117	46%	$6,589,058	34%

SALES. Total sales, including system sales and contingent rental income, for the three months ended June 30, 2015 was $24.58 million while total sales for the comparable period of 2014 was $19.16 million, an increase of $5.42 million as a result of an increase in the sales of systems. Of the total sales, sales of systems for the three months ended June 30, 2015 was $24.47 million, as compared to $18.95 million for the comparable period of 2014, an increase of $5.53 million. For the three months ended June 30, 2015, Datong project – a WGPG system was completed and sold. In comparison, for the three months ended June 30, 2014, Yida project – a 15MW WGPG power generation system was completed and sold. For the three months ended June 30, 2015, the Company received contingent rental income of $0.10 million from the usage of electricity in addition to the minimum lease payments, compared to $0.21 million for the comparable period in 2014. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of leases; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended June 30, 2015 was $21.46 million while our COS for the comparable period of 2014 was $14.59 million, an increase of $6.87 million.

GROSS PROFIT. Gross profit was $3.11 million for the three months ended June 30, 2015 compared to $4.56 million for the comparable period of 2014, a blended gross margin of 13% and 24% for the comparable periods of 2015 and 2014, respectively, the decreased profit margin  in the three months ended June 30, 2015 was mainly due to sale of Datong WGPG project, which was completed in May 2015 but repurchased by Datong for a lump sum of $24.47 million with $3.02 million profit recognized.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2015 was $6.33 million, a $0.21 million increase from $6.12 million for the comparable period of 2014. During the second quarter of 2015, interest income was derived from the following thirteen (13) sales-type leases:

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

The Company transferred the ownership of two BPRT systems to Datong and one WHPG system to Jitie during the three months ended June 30, 2015. In addition, one more Datong WGPG system was completed on May 26, 2015 and was also transferred to Datong on June 4, 2015.

In comparison, during the second quarter of 2014, interest income was derived from 15 systems: one TRT system, one CHPG system, two systems with Erdos Phase I project and three systems of Erdos Phase II project, two Pucheng biomass power generation systems, two Shenqiu biomass power generation systems, one Zhongbao WHPG system, one Jitie WHPG system, and two Datong BPRT systems. The Company sold Yida a 15MW WGPG power generation system through a sales-type lease in June 2014. The lease for the CHPG system to Jing Yang Shengwei expired on June 30, 2014.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.55 million for the three months ended June 30, 2015 as compared to $0.76 million for the comparable period of 2014, a decrease of $0.21 million or 28%. This was mainly due to a decrease of $0.04 million auditing expense, a decrease of $0.08 million payroll expense, and a decrease of $0.06 million legal expense.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three months ended June 30, 2015, net non-operating income was $3.68 million compared to net non-operating expense of $1.35 million for the comparable period of 2014. For the three months ended June 30, 2015, we had $2.98 million gain from sale of two BRPT systems of Datong and $1.62 million gain from sale of WHPG system of Jitie, $0.02 million interest income, and $0.37 million other income, but offset with $1.31 million interest expense on loans. For the three months ended June 30, 2014, we had $0.95 million interest expense on loans, and $0.42 million financial expenses including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project, but offset with $0.02 million interest income.

INCOME TAX EXPENSE. Income tax expense was $1.30 million for the three months ended June 30, 2015, a decrease of $0.70 million from $2.00 million for the comparable period of 2014. The consolidated effective income tax rate for the three months ended June 30, 2015 and 2014 were 10.4% and 23.4%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to adjustment of previously filed income tax return that was recorded in 2015.

NET INCOME. Net income for the three months ended June 30, 2015 was $11.28 million compared to $6.59 million for the comparable period of 2014, an increase of $4.69 million. This increase in net income was mainly due to the increased non-operating income and decreased income tax expenses compared with the same period of 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales,certain columns may not add due to rounding.

	2015		2014
		% of Sales		% of Sales
Sales	$24,750,039	100%	$19,334,198	100%
Sales of systems	24,474,612	99%	18,946,044	98%
Contingent rental income	275,427	1%	388,154	2%
Cost of sales (“COS”)	21,476,875	87%	14,616,592	76%
Cost of systems	21,476,875	87%	14,616,592	76%
Gross profit	3,273,163	13%	4,717,606	24%
Interest income on sales-type lease	12,821,625	52%	12,421,000	64%
Total operating income	16,094,788	65%	17,138,606	88%
Total operating expenses	(1,256,900)	(5)%	(1,608,203)	(8)%
Income from operations	14,837,888	60%	15,530,403	80%
Total non-operating income (expenses), net	2,860,373	12%	(2,623,016)	(13)%
Income before income tax	17,698,261	72%	12,907,387	67%
Income tax expense	2,299,463	9%	3,239,169	17%
Less: net loss attributable to noncontrolling interest	(16,117)	-%	(43,864)	-%
Net income attributable to China Recycling Energy Corp	$15,414,915	62%	$9,712,082	50%

SALES. Total sales for the six months ended June 30, 2015 were $24.75 million while total sales for the comparable period of 2014 were $19.33 million, an increase of $5.42 million. Of the total sales, sales of systems for the six months ended June 30, 2015 were $24.47 million which was for Datong WGPG system, while sales of systems for the six months ended June 30, 2014 were $18.95 million. For the six months ended June 30, 2015, the Company received contingent rental income of $0.28 million from the usage of electricity in addition to the minimum lease payments, compared to $0.39 million for the comparable period in year 2014. For the sales-type lease, sales and cost of sales (“COS”) are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the six months ended June 30, 2015 was $21.48 million while our COS for the comparable period of 2014 was $14.62 million, an increase of $6.86 million. This increase was mainly due to the completion and sale of the Datong WGPG project during the six month period ended June 30, 2015, compared to the completion and sale of the Yida system in the comparable period of 2014.

GROSS PROFIT. Gross profit was $3.27 million for the six months ended June 30, 2015, compared to $4.72 million for the comparable period of 2014, representing a blended gross margin of 13% and 24% for the comparable periods of 2015 and 2014, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2015 was $12.82 million, a $0.40 million increase from $12.42 million for the comparable period of 2014. During the six months ended June 30, 2015, interest income was derived from the following thirteen (13) sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1.26 million for the six months ended June 30, 2015 as compared to $1.61 million for the comparable period of 2014, a decrease of $0.35 million or 22%. The decrease was mainly due to a $0.13 million decrease in Nasdaq annual expense, $0.14 million decrease in payroll expense, and $0.03 decrease in entertainment expense compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the six months ended June 30, 2015, net non-operating income was $2.86 million compared to net non-operating expense of $2.62 million for the comparable period of 2014. For the six months ended June 30, 2015, we had $2.98 million gain from the sales of two BRPT systems to Datong and $1.62 million gain from the sale of a WHPG system to Jitie, and $0.05 million interest income, which was offset with $1.80 million interest expense on loans. For the comparable period of 2014, we had $1.86 million interest expense on loans, and $0.83 million financial expense including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project as well as $0.06 million interest income.

INCOME TAX EXPENSE. Income tax expense was $2.30 million for the six months ended June 30, 2015, a decrease of $0.94 million from $3.24 million for the comparable period of 2014. The consolidated effective income tax rate for the six months ended June 30, 2015 and 2014 were 13.0% and 25.1%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to the adjustment for a previously filed income tax return that was recorded in 2015.

NET INCOME. Net income for the six months ended June 30, 2015 was $15.41 million compared to net income of $9.71 million for the comparable period of 2014, an increase of $5.70 million. This increase in net income was mainly due to increased non-operating income and decreased income tax expense in the six months ended June 30, 2015.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2015 and 2014

As of June 30, 2015, the Company had cash and equivalents of $53.38 million, other current assets of $17.10 million, current liabilities of $19.84 million, working capital of $50.65 million, current ratio of3.55:1 and debt-to-equity ratio of 0.51:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating Activities	$47,797,702	$(36,558,800)
Investing Activities	(20,164)	(5,476,202)
Financing Activities	(30,336,150)	40,939,858

Net cash provided by operating activities was $47.80 million during the six months ended June 30, 2015, compared to $36.56 million used in operating activities in the comparable period of 2014. The increase in net cash inflow in the six months ended June 30, 2015 was mainly due to increased net income of $5.76 million, increased collection of principal on sales-type leases by $42.60 million, mostly as a result of sale of the Datong and Jitie projects, and decreased payments in connection with construction in progress by $48.10 million; however, the increase in cash inflow was partially offset by increased accounts receivable outstanding by $7.33 million (which was the 2nd payment of repurchase Jitie project, the payment was collected on July 6, 2015), and increased payment on accounts payable by $6.82 million.

Net cash used in investing activities was $0.02 million for the six months ended June 30, 2015, compared to $5.48 million in the comparable period of 2014. We had $0.02 million cash outflow for acquisition of property and equipment in the six months ended June 30, 2015 compared with $5.48 million cash outflow primarily for restricted cash in the same period of 2014.

Net cash used in financing activities was $30.34 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $40.94 million for the comparable period of 2014. The cash outflow in the six months ended June 30, 2015 included $27.94 million repayment of bank loans and $2.40 million repayment of a long-term payable. In comparison, the cash inflow for the six months ended June 30, 2014, resulted from $41.86 million of loan proceeds, $9.51 million from an advance from Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, but offset by $10.38 million repayment of bank loans and $0.70 million repayment of a long-term payable.

We believe we have sufficient cash to continue our current business through 2015 based on recurring receipts from existing sales-type leases. As of June 30, 2015, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), and one WGPG system for Yida, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2015. The 10 systems that are currently in operation have minimum monthly lease payments of RMB 11.17 million ($1.82 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective on January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at,
	June 30, 2015	December 31, 2014
Unrestricted retained earnings	$82,015,146	$68,199,797
Restricted retained earnings (surplus reserve fund)	13,487,737	11,888,170
Retained earnings (including surplus reserve fund)	$95,502,883	$80,087,967

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

Contractual Obligations

Company’s contractual obligations as of June 30, 2015 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$8,150,680	$42,752,225	11
Entrusted loan	-	62,483,643	11
Total	$8,150,680	$105,235,868

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into a EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2015, Zhonghong has paid $29.89 million for the project, and is committed to pay an additional $8.18 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ systems and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ systems and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2015, Zhonghong has paid $30.07 million for Huayu project and $27.15 million for the Tian’an project and is committed to pay an additional $8.18 million for Huayu project and $9.81 million for Tian’an project.

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

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of June 30, 2015, the Company has paid $28.72 million for the Zhongtai project, and is committed to pay an additional $7.79 million for completing the project.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second ten (10) years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years (including five (5) years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five (5) years minus the years of which the system has already operated); 2) if it is more than five (5) years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of June 30, 2015, the Company has paid $29.82 million for the Rongfeng project, and is committed to pay an additional $2.42 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 14, 2015	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)

Date: August 14, 2015	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith