Form 10-Q
period 2015-09-30
CHINA RECYCLING ENERGY CORP
filed 2015-11-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 13, 2015 was 83,084,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	2015	2014

ASSETS

CURRENT ASSETS
Cash and equivalents	$53,174,674	$35,871,030
Accounts receivable	-	16,330
Current portion of investment in sales-type leases, net	6,608,630	6,561,984
Interest receivable on sales type leases	570,653	974,526
Prepaid expenses	1,266,668	951,180
Other receivables	2,344,351	1,196,684

Total current assets	63,964,976	45,571,734

NON-CURRENT ASSETS
Investment in sales-type leases, net	137,597,103	174,458,615
Long term investment	937,435	821,205
Long term deposit	58,219	60,525
Property and equipment, net	20,345	25,116
Construction in progress	144,243,505	154,340,627

Total non-current assets	282,856,607	329,706,088

TOTAL ASSETS	$346,821,583	$375,277,822

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$462,171	$1,140,181
Notes payable - bank acceptances	2,411,457	163,425
Taxes payable	1,188,356	2,614,311
Accrued liabilities and other payables	3,450,189	3,250,744
Due to related parties	44,059	40,954
Deferred tax liability, net	1,383,213	1,035,337
Loans payable - current	9,362,866	15,729,694
Interest payable on entrusted loans	249,447	285,257
Current portion of entrusted loan payable	44,016,160	-
Current portion of long term payable	-	2,401,405

Total current liabilities	62,567,918	26,661,308

NONCURRENT LIABILITIES
Deferred tax liability, net	11,078,288	13,302,537
Refundable deposit from customers for systems leasing	1,587,726	1,650,597
Loans payable	37,278,544	63,114,888
Entrusted loan payable	16,034,458	62,428,501

Total noncurrent liabilities	65,979,016	140,496,523

Total liabilities	128,546,934	167,157,831

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,084,035 and 83,009,035 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	83,084	83,009
Additional paid in capital	111,705,002	111,517,578
Shares to be issued	-	187,500
Statutory reserve	13,835,635	11,888,170
Accumulated other comprehensive income	7,492,418	15,987,138
Retained earnings	84,933,838	68,199,797

Total Company stockholders' equity	218,049,977	207,863,192

Noncontrolling interest	224,672	256,799

Total equity	218,274,649	208,119,991

TOTAL LIABILITIES AND EQUITY	$346,821,583	$375,277,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Revenue
Sales of systems	$24,296,220	$18,861,570	$-	$-
Contingent rental income	274,676	674,651	1,240	244,916

Total revenue	24,570,896	19,536,221	1,240	244,916

Cost of sales
Cost of systems and contingent rental income	21,323,089	14,573,699	2,719	-

Total cost of sales	21,323,089	14,573,699	2,719	-

Gross profit (loss)	3,247,807	4,962,522	(1,479)	244,916

Interest income on sales-type leases	17,989,599	19,489,142	5,167,974	7,068,142

Total operating income	21,237,406	24,451,664	5,166,495	7,313,058

Operating expenses
General and administrative	1,776,101	2,463,693	543,078	855,490

Total operating expenses	1,776,101	2,463,693	543,078	855,490

Income from operations	19,461,305	21,987,971	4,623,417	6,457,568

Non-operating income (expenses)
Interest income	106,898	80,069	53,082	23,269
Interest expense	(2,393,424)	(2,471,733)	(590,740)	(610,140)
Gain on systems repurchase from Jitie and Datong	4,561,430	-	-	-
Other income (expenses)	18,399	(359,417)	(29,412)	458,806

Total non-operating income (expenses), net	2,293,303	(2,751,081)	(567,070)	(128,065)

Income before income tax	21,754,608	19,236,890	4,056,347	6,329,503
Income tax expense	3,096,126	4,823,037	796,663	1,583,868

Income before noncontrolling interest	18,658,482	14,413,853	3,259,684	4,745,635

Less: loss attributable to noncontrolling interest	(23,024)	(65,321)	(6,907)	(21,457)

Net income attributable to China Recycling Energy Corporation	18,681,506	14,479,174	3,266,591	4,767,092

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(8,494,720)	(1,352,851)	(8,713,755)	121,422
Foreign currency translation loss attributable to noncontrolling interest	(9,103)	(3,044)	(9,290)	(156)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$10,186,786	$13,126,323	$(5,447,164)	$4,888,514

Comprehensive loss attributable to noncontrolling interest	$(32,127)	$(68,365)	$(16,196)	$(21,613)

Basic weighted average shares outstanding	83,080,189	65,117,458	83,084,035	73,088,178
Diluted weighted average shares outstanding	83,080,189	65,156,367	83,084,035	73,088,178

Basic earnings per share	$0.22	$0.22	$0.04	$0.07
Diluted earnings per share	$0.22	$0.22	$0.04	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$18,658,482	$14,413,853
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(18,861,570)
Shares issued for the cost of system purchase	-	14,491,450
Depreciation and amortization	23,948	18,510
Amortization of prepaid loan fees	-	62,242
Stock compensation for IR service	-	187,500
Investment income	(151,989)	(17,138)
Changes in deferred tax	(1,370,648)	1,513,196
Changes in assets and liabilities:
Interest receivable on sales type leases	377,892	(215,396)
Collection of principal on sales type leases	49,096,376	12,028,342
Prepaid expenses	(362,400)	(406,843)
Accounts receivable	16,186	(3,995,237)
Other receivables	(1,229,488)	1,038,927
Construction in progress	(13,921,409)	(60,638,295)
Accounts payable	1,668,863	6,354,711
Taxes payable	(1,366,659)	857,203
Interest payable on entrusted loans	(25,702)	(27,405)
Refundable deposit from customers for systems leasing	-	488,170
Accrued liabilities and other payables	307,088	954,857

Net cash provided by (used in) operating activities	51,720,540	(31,752,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	(4,231,355)
Acquisition of property and equipment	(20,017)	(2,164)

Net cash used in investing activities	(20,017)	(4,233,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	-	650,893
Proceeds from loans	6,478,992	41,673,447
Repayment of loans	(36,565,810)	(13,180,590)
Long term payable	(2,380,090)	(1,061,660)
Proceeds from shares issued	-	18,918,173
Advance from related parties	3,239	(2,360,953)

Net cash provided by (used in) financing activities	(32,463,669)	44,639,310

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(1,933,210)	25,691

NET INCREASE IN CASH AND EQUIVALENTS	17,303,644	8,678,559
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	35,871,030	7,701,530

CASH AND EQUIVALENTS, END OF PERIOD	$53,174,674	$16,380,089

Supplemental cash flow data:
Income tax paid	$4,586,391	$2,460,646
Interest paid	$13,383,971	$10,104,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, in the Peoples Republic of China (“PRC”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole shareholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of 15 years.

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH was to lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

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

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent (“LOI”) with ShenqiuYuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a BMPG Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a BMPG Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a LOI for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd. (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and, one 15MW Waste Gas Power Generation (“WGPG”) system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term was 30 years, during which time Shanxi Datong was to pay a service fee to Xi’an TCH. The service fee was based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates were to change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. In May 2012, Shanxi Datong and Tianjin Construction Materials Group (Holding) Co., Ltd. were restructured and renamed as Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (“Datong”). On June 10, 2013, Xi’an TCH and Shanxi Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five years was $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five years, $0.16 million (RMB 1.0 million) for the following 10 years and $0.15 million (RMB 0.9 million) for the last 10 years. After 30 years, the units were to be transferred to Datong at no additional charge. On May 26, 2015, the 15MW WGPG system was completed.

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BPRT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sale.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH installed a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term was 24 years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH was to be responsible for the systems operation and was to own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million ($14.73 million). In July 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

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

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi’an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida was also to provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease term.

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is three years from the date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project has been completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the next couple months. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Tianyu Project is anticipated to be completed between the end of 2015 and the middle of 2016. Tianyu will provide the land for the CDQ and CDQ WHPG systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Zhonghong entered into an EPC General Contractor Agreement for the Tianyu Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted EPC services for two CDQ systems and two 25 MW CDQ WHPG systems for Tianyu to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 400 million ($66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The payment term is 20 years. For the first 10 years, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated); or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the Project is expected to be 18 months after the Agreement takes effect and from the date when conditions are ready for construction to begin.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH was to design, build and maintain a CDQ and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payments for two years (the “Waste Water Treatment Project”).

The construction period of the CDQ Project was expected to be 15 months from the effective date of the Agreement. Baoliyuan was to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The payment term was twenty years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it would fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

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

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first 12 months and RMB 940,000 per month ($153,094) for the next 12 months.

The Baoliyuan project was cancelled in May 2015 because the project required blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to the government’s concern for the environment.

Summary of Sales-Type Lease at September 30, 2015

Status at September 30, 2015

As of September 30, 2015, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of September 30, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

As of September 30, 2015 and December 31, 2014, the Company entered into the following Asset Repurchase Agreements:

On September 24, 2014, Xi’an TCH entered into an Assets Repurchase Agreement for the TRT system with Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. (“Zhangzhi”). Under the Repurchase Agreement, Zhangzhi purchased the TRT System from Xi’an TCH and also repaid the outstanding energy saving service fees owed to Xi'an TCH. The repurchase price for the TRT System was RMB 35 million ($5.69 million) and the outstanding energy saving service fees were RMB 1.1 million ($179,000). Xi’an TCH stopped the payment of the site lease fee to Zhangzhi for the TRT System upon the execution of the Repurchase Agreement. The ownership of the TRT System was transferred to Zhangzhi. The outstanding balance of net investment receivable at date of transfer was $4.78 million. The Company recorded $0.98 million gain from this transaction.

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

On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million ($24.54 million) for one WGPG system. Datong was to pay RMB 150 million within 5 working days from the execution of the Repurchase Agreement and pay RMB 100 million within 15 working days from the execution of the Repurchase Agreement. The ownership of the Systems was to be transferred to Datong when it timely paid in full the entire Repurchase Price and the parties had completed the on-site assets transfer process and confirmed the actual Systems’ transfer. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BPRT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sale.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million ($14.73 million), and Jitie was to pay RMB 45 million within five working days from the execution of the Repurchase Agreement and pay another RMB 45 million within 15 working days from the execution of the Repurchase Agreement. The ownership of the Jitie Project was to be transferred to Jitie when it timely paid in full the Repurchase Price and the parties had completed the on-site assets transfer process and confirmed the actual Jitie Project transfer. As of June 30, 2015, Xi’an TCH received the first RMB 45 million ($7.36 million) and RMB 1.8 million ($294,599) energy saving service fees. On July 6, 2015, Xi’an TCH received the second RMB 45 million ($7.36 million). Accordingly, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2014 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the nine and three months ended September 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), 100% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. The investment in these projects is recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations. The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of September 30, 2015 and December 31, 2014, the Company had accounts receivable of $0 and $16,330 from contingent rental income, respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2015 and December 31, 2014.

Notes Payable – Banker's Acceptances

The Company endorses banker's acceptances that are issued from a bank to vendors as payment for its obligations.  Most of the banker's acceptances have maturity dates of less than six months following their issuance.

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

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of income and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of September 30, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $40.36 million, and (ii) Zhonghong entrusted loan of $60.05 million. As of December 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $67.41 million, and (ii) Zhonghong entrusted loan of $62.43 million.

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

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation,” and FASB ASC Topic 505, “Equity.” The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.”  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method.

The following table presents a reconciliation of basic and diluted EPS for the nine and three months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net income	$18,681,506	$14,479,174	$3,266,591	$4,767,092

Weighted average shares outstanding – basic	83,080,189	65,117,458	83,084,035	73,088,178
Effect of dilutive securities:
Options granted	-	38,909	-	-

Weighted average shares outstanding – diluted	83,080,189	65,156,367	83,084,035	73,088,178
Earnings per share – basic	$0.22	$0.22	$0.04	$0.07
Earnings per share – diluted	$0.22	$0.22	$0.04	$0.07

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of September 30, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of September 30, 2015 and December 31, 2014 are as follows:

17

	2015	2014
Total future minimum lease payments receivable	$403,974,030	$583,820,886
Less: executory cost	(96,687,177)	(134,771,919)
Less: unearned interest income	(163,081,120)	(268,028,368)
Investment in sales-type leases, net	144,205,733	181,020,599
Current portion	6,608,630	6,561,984
Noncurrent portion	$137,597,103	$174,458,615

As of September 30, 2015, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2015	$34,379,765
2016	33,200,761
2017	33,200,761
2018	33,200,761
2019	33,200,761
Thereafter	236,791,221
Total	$403,974,030

4. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, and consulting fees for the Company’s RMB 460 million ($75 million) HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $1.21 million and $0.88 million prepaid consulting expense as of September 30, 2015 and December 31, 2014, respectively.

5. OTHER RECEIVABLES

As of September 30, 2015, other receivables mainly consisted of 1) a guarantee deposit of $1.78 million which was made in the name of an officer of the Company to guarantee a bank note issued to the Company, the Company paid the guarantee deposit to the officer’s personal bank account at the request of the bank for the Company to get the bank note, and the bank will use the guarantee deposit to pay back the note when it is matured and the guarantee deposit can not be withdrawn by the officer before the maturity date of the bank note; 2) advance to third parties of $0.05 million, bearing no interest, payable upon demand; 3) advances to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and 4) tax receivable of $0.48 million. As of December 31, 2014, other receivables mainly consisted of advance to third party of $0.56 million, bore no interest, payable upon demand; advance to employees  of $0.04 million, bore no interest, payable upon demand; and maintenance cost and tax receivable of $0.1 million.

6. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $151,989 equity based investment income during the nine months ended September 30, 2015; The Company recorded $49,734 equity based investment income during the three months ended September 30, 2015; however it was eliminated with financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

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

7. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of September 30, 2015 and December 31, 2014 the Company’s construction in progress included:

	2015	2014
Shanxi Datong Coal Group on 15MW WGPG	$-	$18,431,457
Xuzhou Zhongtai	28,179,752	26,573,828
Tangshan Rongfeng	29,326,676	28,373,387
Xuzhou Huayu	29,634,188	28,510,731
Xuzhou Tian’an	26,781,107	25,697,884
Boxing County Chengli	30,321,782	26,753,340
Total	$144,243,505	$154,340,627

As of September 30, 2015, the Company was committed to pay an additional 1) $7.49 million for Xuzhou Zhongtai project, 2) $2.33 million for Tangshan Rongfeng project, 3) $7.86 million for Xuzhou Huayu project, 4) $9.43 million for Xuzhou Tian’an project, and 5) $7.02 million for Boxing County Chengli project.

8. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2015 and December 31, 2014:

	2015	2014
Income	$521,591	$1,872,995
Business	254,383	306,848
VAT arising from transfer WGPG to Shenmu	377,281	392,221
Other	35,101	42,247
Total	$1,188,356	$2,614,311

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2015 and December 31, 2014:

	2015	2014
Employee training, labor union expenditure and social insurance payable	$667,536	$693,969
Consulting, auditing, and legal expenses	1,969,918	537,973
Accrued payroll and welfare	293,457	304,512
Accrued interest expense	243,352	1,439,770
Other	275,926	274,520
Total	$3,450,189	$3,250,744

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

As of September 30, 2015 and December 31, 2014, deferred tax liability consisted of the following:

	2015	2014
Deferred tax asset — current (accrual of employee social insurance)	$121,875	$89,114
Deferred tax liability — current (net investment in sales-type leases)	(1,505,088)	(1,124,451)
Deferred tax liability, net of deferred tax asset – current	$(1,383,213)	$(1,035,337)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$23,320,988	$30,310,142
Deferred tax liability — noncurrent (net investment in sales-type leases)	(34,399,276)	(43,612,679)
Deferred tax liability, net of deferred tax asset – noncurrent	$(11,078,288)	$(13,302,537)

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

The loan agreement provides, Zhonghong shall also maintain a certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

•	During the first three years from the first release of the loan, the balance in its account shall be no less than RMB 7.14 million ($1.19 million) on the 20th day of the second month of each quarter and no less than RMB 14.28 million ($2.38 million) on the 14th day of the last month of each quarter;

•	During the fourth year from the first release of the loan, the balance in its account shall be no less than RMB 1.92 million ($0.32 million) on the 20th day of the second month of each quarter and no less than RMB 3.85 million ($0.64 million) on the 14th day of the last month of each quarter; and

•	During the fifth year from the first release of the loan, the balance in its account shall be no less than RMB 96,300 ($16,050) on the 20th day of the second month of each quarter and no less than RMB 192,500 ($32,080) on the 14th day of the last month of each quarter.

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of September 30, 2015, the entrusted loan payable had an outstanding balance of $71.84 million, of which, $11.79 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $11.79 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the nine months ended September 30, 2015, the Company recorded interest expense of $369,681 on this loan and capitalized $6.64 million interest to construction in progress. For the nine months ended September, 2014, the Company recorded interest expense of $1,033,463 on this loan and capitalized $5.89 million interest to construction in progress.

Bank Loans - Industrial Bank

On November 8, 2011, Xi’an TCH entered into another loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10 million). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and Mr. Guohua Ku. As of September 30, 2015, this loan was paid in full.

On October 9, 2013, Xi’an TCH entered the third loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100 million) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan. Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3.75 million) for 2014, $1,025,111 (RMB 6.25 million) for 2015, and $1,230,133 (RMB 7.5 million) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and Mr. Guohua Ku. As of September 30, 2015, this loan was paid in full.

Bank Loan – Bank of Xi’an

On May 28, 2014, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40 million) to Xi’an TCH for one year with maturity on May 29, 2015. The monthly interest rate of the loan was 0.65%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of September 30, 2015, this loan was paid in full.

On June 26, 2015, Xi’an TCH entered into another loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of September 30, 2015, this loan had an outstanding balance of $6.29 million, to be repaid within one year and was classified as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan is guaranteed by a third party guarantee company and Mr. Guohua Ku. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH should pledge its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects are completed and put into operation, to ensure the repayment of loan. As of September 30, 2015, this loan had an outstanding balance of $3.62 million and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan is secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of September 30, 2015, the Company had a $15.66 million outstanding balance under the Zhongtai Loan and was classified as a noncurrent liability.

The Zhongtai Loan has a term of four years. The annual interest rate for the first 24 months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after 24 months and Xi'an TCH has the right to prepay the Zhongtai Loan before maturity if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the two year anniversary date of the establishment of Trust Plan No. 1. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of Mr. Ku Guohua, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. As of September 30, 2015, the Company had a $21.08 million outstanding balance under the Rongfeng Loan, of which, $3.07 million was to be repaid within one year and was classified as a current liability, and $18.01 million will be repaid after one year and was classified as a noncurrent liability.

The Rongfeng Loan has a term of four years. The annual interest rate for the first 24 months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after 24 months and Xi'an TCH has the right to prepay the Rongfeng Loan before maturity if Xi’an TCH does not agree to such adjustment of the interest rate. ZRIT has the right to request repayment of all principal and interest of the Rongfeng Loan on the two year anniversary date of the establishment of Trust Plan No. 2. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

For the nine months ended September 30, 2015, the Company capitalized $3.94 million interest to construction in progress for ZRIT Trust loans.

Summary

As of September 30, 2015, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2015	$53,379,026
2016	29,613,444
2017	23,699,558
Total	$106,692,028

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.550 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the nine months ended September 30, 2015 and 2014, $0 and $62,000 (RMB 255,000) was amortized, and $0 and $21,000 was amortized for the three months ended September 30, 2015 and 2014, respectively. In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Guohua Ku, a major shareholder and the Company's Chairman and CEO, pursuant to which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of September 30, 2015, the Company had borrowed $0 from Mr. Ku, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2014, the Company had borrowed $0 from Mr. Ku, but had $40,954 in advances from the Company’s management, which bear no interest, and are payable upon demand.

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 11, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the nine months ended September 30, 2015 and 2014, the Company had losses of $23,024 and $65,321 that were attributable to the noncontrolling interest, respectively. During the three months ended September 30, 2015 and 2014, the Company had losses of $6,907 and $21,457 that were attributable to noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2015 and 2014 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2015 and 2014 was 25%. Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of September 30, 2015, had net operating loss (“NOL”) carry forwards for income taxes of $14.25 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2015 and 2014, respectively:

	Nine Months		Three Months
	2015	2014	2015	2014
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(9.3)%	(9.5)%	(9.3)%	(9.7)%
Effective tax holiday	(7.9)%	(8.0)%	(6.4)%	(8.0)%
Other	(3.6)%	-%	0.1%	-%
Prior periods income tax adjustment per income tax return filed	-%	4.3%	-%	6.2%
Effect of tax rate change on deferred tax items	-%	2.3%	-%	-%
Valuation allowance on US NOL	1.0%	2.0%	1.3%	2.5%
Tax per financial statements	14.2%	25.1%	19.7%	25.0%

The provision for income taxes expense for the nine and three months ended September 30, 2015 and 2014 consisted of the following:

	Nine Months		Three Months
	2015	2014	2015	2014
Income tax expense – current	$4,466,774	$3,309,841	$730,828	$1,542,208
Income tax expense (benefit) - deferred	(1,370,648)	1,513,196	65,835	41,660
Total income tax expense	$3,096,126	$4,823,037	$796,663	$1,583,868

17. STOCK-BASED COMPENSATION PLAN

On August 13, 2010, the Company granted 2,200,000 options to acquire the Company’s common stock at $3.05 per share to 36 managerial and non-managerial employees as new equity awards pursuant to the Corporation’s Amended and Restated 2007 plan. According to the vesting terms, the options granted were divided into three tranches, (i) 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets its minimum revenue and earnings goals in the Company’s guidance for 2010 as delivered in its earnings releases and/or conference calls in the first quarter of 2010, such vesting to occur immediately upon completion of the annual audit confirming the financial results for 2010; and (ii) an additional 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2011 which will be set out and decided by the Compensation Committee, such vesting to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2011; and (iii) the remaining 1/3 (one third) of the total number of shares subject to the options shall vest and become exercisable if the Company meets certain financial goals of 2012 which is set out and decided by the Compensation Committee, such vesting is to occur immediately upon Compensation Committee’s determination that the Company has met such goals for 2012. The options may only be exercised to the extent that such options have become vested and exercisable. The options expired on August 12, 2015.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	733,333	$3.05	0.62
Exercisable at January 1, 2015	733,333	3.05	0.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,333	-	-
Outstanding at September 30, 2015	-	-	-
Exercisable at September 30, 2015	-	$-	-

The Company recorded no compensation expense for stock options to employees during the nine months ended September 30, 2015 and 2014, respectively.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares. The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made under the Equity Plan as of September 30, 2015.

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

On October 7, 2010, the Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010. The Director Stock Options vested and became exercisable upon shareholder approval; the options had a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000. On October 31, 2013, the Company was notified by NASDAQ that the grant of options to Mr. Chungui Shi were subject to our shareholders’ approval pursuant to NASDAQ rule 5635(c); accordingly, on November 11, 2013, the Company and Mr. Shi entered into that certain First Amendment to the Non-Statutory Stock Option Agreement. Per the First Amendment, the parties agreed that the underlying Nonstatutory Stock Option Agreement would be subject to stockholder approval at the Company's 2014 Annual Meeting of Shareholders and that if shareholder approval was not obtained, the initial grant would be deemed null and void and Mr. Shi would not have a right to these shares, the stock options granted to Mr. Shi were approved at the Company’s 2014 Annual Meeting.

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a new member of the Board to fill the vacancy on the Board until his successor has been duly elected and qualified. In connection with the appointment, the Board of Directors of the Company authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company's Common Stock on March 31, 2015. The Director Stock Options will only be valid and exercisable upon shareholder approval. The options to Mr. Huang were not voted upon at the Company’s annual shareholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual shareholder’s meeting; accordingly, the Compensation Committee of the Company’s Board approved the 40,000 options grant to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 12, 2015. The options have a life of five years. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 81%, risk free interest rate of 1.41%, and dividend yield of 0%. The grant date FV of the 40,000 Stock Options was $9,386.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	80,000	$3.83	0.31
Exercisable at January 1, 2015	80,000	3.83	0.31
Granted	-	-	-
Exercised	-	-	-
Forfeited	40,000	-	-
Outstanding at September 30, 2015	40,000	2.98	0.02
Exercisable at September 30, 2015	40,000	$2.98	0.02

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

Shares issued to CEO

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement. As of this report date, the Company has not yet filed the registration statement.

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of September 30, 2015 and December 31, 2014, Xi’an TCH had outstanding notes receivable of $0, respectively.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. For the nine months ended September 30, 2015 and 2014, the rental expense of Xi’an TCH was $300,923 and $303,667, respectively; for the three months ended September 30, 2015 and 2014, the rental expense was $100,906 and $80,242, respectively.

Future minimum annual rental payments required under operating leases as of September 30, 2015 were as below (by year):

2015	$156,055
Total	$156,055

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Rongfeng, and Zhongtai, and Note 7 for commitments on construction in progress.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings, its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

The Company’s organizational chart is as follows:

CREG Legal Structure

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

As of September 30, 2015, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation (“WGPG”) system; (ii) Erdos (for five recycling waste heat power generating systems); (iii) Pucheng (for two biomass power generation (“BMPG”) systems); (iv) Shenqiu (for two BMPG systems).

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is three years from the date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term is 30 years, during which time Shanxi Datong will pay a service fee to Xi’an TCH. The service fee is based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. In May 2012, Shanxi Datong and Tianjin Construction Materials Group (Holding) Co., Ltd. were restructured and renamed as Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (the “Datong”). On June 10, 2013, Xi’an TCH and Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five years is $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five years, $0.16 million (RMB 1.0 million) for the following 10 years and $0.15 million (RMB 0.9 million) for the last 10 years. After 30 years, the units will be transferred to Datong at no additional charge. On May 26, 2015, the 15MW WGPG system was completed.

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BRPT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sales of system.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent (“LOI”) with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10.94 million (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1.8 million) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into an LOI for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH was to lease this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term was 24 years. During the term of this lease, Jitie was to pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH was to be responsible for the systems operation and was to own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie was to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was to be transferred to Jitie for a total price of RMB 90 million ($14.73 million). As of September 30, 2015, Xi’an TCH had received the payment in full and the systems had been transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded $1.62 million gain from this transaction.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project has been completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the next couple months. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed in the second quarter of 2016. Tianyu will provide the land for the CDQ and CDQ WHPG systems. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price, which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

Yida Coke Oven Gas Power Generation Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH paid to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction. The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance was the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi'an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the term of the lease.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The construction of Zhongtai project is anticipated to be completed by the first quarter of 2016. The The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ system and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the Project is expected to be eighteen (18) months after the Agreement takes effect and from the date when conditions are ready for construction to begin. The construction of the Rongfeng project began in September of 2013 and is anticipated to be completed by the first quarter of 2016.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH was to design, build and maintain a CDQ and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH was to also build a high scale waste water treatment system for Baoliyuan and charge monthly payment for two years (the “Waste Water Treatment Project”).

The construction period of the CDQ Project was expected to be 15 months from the effective date of the Agreement. Baoliyuan was to start to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The term of payment was for 20 years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kWh (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

Baoliyuan was to provide waste heat to the systems for no less than 8,000 hours per year and coking production was to reach 80% of its capacity. If these requirements were not met, the energy saving fee was to be calculated according to such hours and capacity.

If Baoliyuan wanted to terminate the Agreement early, it was to provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than or equal to five years into the term when Baoliyuan requested termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system had already operated; 2) if it was more than five years into the term when Baoliyuan requests the termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 20 years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first 12 months and RMB 940,000 per month ($153,094) for the next 12 months.

The Baoliyuan project was cancelled in May 2015 because the project required the blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to the government’s concern for the environment.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of September 30, 2015, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,059 in advances from the Company’s management, which bore no interest, and were payable upon demand of the management.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2015 and December 31, 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with “Accounting for Leases”, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840 and its various amendments and interpretations. The Company manufactures and constructs waste energy recycling power generating projects and finances its customers for the costs of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add up due to rounding.

	2015		2014
		% of Sales		% of Sales
Sales	$24,570,896	100%	$19,536,221	100%
Sales of systems	24,296,220	99%	18,861,570	97%
Contingent rental income	274,676	1%	674,651	3%
Cost of sales	21,323,089	87%	14,573,699	75%
Cost of systems and contingent rental income	21,323,089	87%	14,573,699	75%
Gross profit	3,247,807	13%	4,962,522	25%
Interest income on sales-type leases	17,989,599	73%	19,489,142	100%
Total operating income	21,237,406	86%	24,451,664	125%
Total operating expenses	(1,776,101)	(7)%	(2,463,693)	(13)%
Income from operations	19,461,305	79%	21,987,971	112%
Total non-operating income (expenses), net	2,293,303	9%	(2,751,081)	(14)%
Income before income tax	21,754,608	89%	19,236,890	98%
Income tax expense	3,096,126	13%	4,823,037	24%
Less: net loss attributable to noncontrolling interest	(23,024)	-%	(65,321)	-%
Net income attributable to China Recycling Energy Corp	$18,681,506	76%	$14,479,174	74%

SALES. Total sales for the nine months ended September 30, 2015 were $24.57 million while total sales for the comparable period of 2014 were $19.54 million, an increase of $5.03 million. Of the total sales, sales of systems for the nine months ended September 30, 2015 were $24.30 million which was for Datong WGPG system, while sales of systems for the nine months ended September 30, 2014 were $18.86 million. For the nine months ended September 30, 2015, the Company received contingent rental income of $0.27 million from the usage of electricity in addition to the minimum lease payments, compared to $0.67 million for the comparable period in year 2014. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the nine months ended September 30, 2015 was $21.32 million while our COS for the comparable period of 2014 was $14.57 million, an increase of $6.75 million. This increase was mainly due to the completion and sale of the Datong WGPG project during the nine month period ended September 30, 2015, compared to the completion and sale of the Yida system in the comparable period of 2014.

GROSS PROFIT. Gross profit was $3.25 million for the nine months ended September 30, 2015, compared to $4.96 million for the comparable period of 2014, representing a blended gross margin of 13% and 25% for the comparable periods of 2015 and 2014, respectively. The decrease in blended gross margin in the nine month period ended September 30, 2015 was primarily due to the sale of Datong WGPG system in connection with the repurchase of the facility by Shanxi Datong Coal Group Steel Co.  The Datong WGPG had a profit margin of approximately 12.3% and its sale caused the Company's blended gross margin to decrease.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2015 was $17.99 million, a $1.50 million decrease from $19.49 million for the comparable period of 2014. During the nine months ended September 30, 2015, interest income was derived from the following 13 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	Five power and steam generating systems to Erdos (20 years);
v.	One WHPG system to Jitie (24 years);
vi.	Two BPRT systems to Shanxi Datong (30 years); and
vii.	One WGPG system to Yida (15 years).

The Company transferred the ownership of two BPRT systems to Datong and one WHPG system to Jitie during the 2nd quarter of 2015. In addition, one more Datong WGPG system was completed on May 26, 2015 and was also transferred to Datong along with the two BPRT systems during the 2nd quarter of 2015.

In comparison, during the comparable period of 2014, interest income was derived from 16 systems: one TRT system to Zhangzhi, one CHPG systems to Jing Yang Shengwei, two systems for the Erdos Phase I project, three systems for the Erdos Phase II project, two BMPG systems to Pucheng, two BMPG systems to Shenqiu, one WHPG system to Zhongbao, one WHPG system to Jitie, two BPRT system for the Shanxi Datong Phase I project, and one WGPG system to Yida. The 15MW WGPG Yida power generation system was completed through a sales-type lease in June 2014. The lease for the TRT system to Zhangzhi terminated on October 22, 2014 pursuant to an Asset Repurchase Agreement, wherein Xi’an TCH sold the TRT system to Capital Steel Group Zhangzhi Iron & Steel Co., Ltd.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1.78 million for the nine months ended September 30, 2015 as compared to $2.46 million for the comparable period of 2014, a decrease of $0.69 million or 28%. The decrease was mainly due to a $0.13 million decrease in Nasdaq annual expense, $0.15 million decrease in investor relation expense, $0.16 million decrease in payroll expense, $0.09 million decrease in legal expense, $0.05 million decrease in travel expense, and $0.05 million decrease in entertainment expense compared to the same period of last year.

NON-OPERATING INCOME (EXPENSES). Non-operating income (expenses) consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the nine months ended September 30, 2015, net non-operating income was $2.29 million compared to net non-operating expense of $2.75 million for the comparable period of 2014. For the nine months ended September 30, 2015, we had $2.96 million gain from the sales of two BRPT systems to Datong and $1.60 million gain from the sale of a WHPG system to Jitie, and $0.11 million interest income, but offset with $2.39 million interest expense on loans. For the comparable period of 2014, we had $0.08 million interest income, but offset with $2.47 million interest expense on loans; and $1.20 million financial expense including an amortized consulting fee of $1.12 million for the Company’s Zhonghong funding project, but offset with $0.93 million income from sale of TRT system to Zhangzhi.

INCOME TAX EXPENSE. Income tax expense was $3.10 million for the nine months ended September 30, 2015, a decrease of $1.73 million from $4.82 million for the comparable period of 2014. The consolidated effective income tax rate for the nine months ended September 30, 2015 and 2014 were 14.2% and 25.1%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to the adjustment to income tax in 2014 for a previously filed income tax return as well as the effect of tax rate change on deferred tax items in 2014.

NET INCOME. Net income for the nine months ended September 30, 2015 was $18.68 million compared to net income of $14.48 million for the comparable period of 2014, an increase of $4.20 million. This increase in net income was mainly due to increased non-operating income and decreased income tax expense in the nine months ended September 30, 2015.

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add up due to rounding.

	2015		2014
		% of Sales		% of Sales
Sales	$1,240	100%	$244,916	100%
Sales of systems	-	-%	-	-%
Contingent rental income	1,240	100%	244,916	100%
Cost of sales	2,719	219%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	(1,479)	(119)%	244,916	100%
Interest income on sales-type leases	5,167,974	N/A	7,068,142	N/A
Total operating income	5,166,495	N/A	7,313,058	N/A
Total operating expenses	(543,078)	N/A	(855,490)	(349)%
Income from operations	4,623,417	N/A	6,457,568	N/A
Total non-operating expenses, net	(567,070)	N/A	(128,065)	(53)%
Income before income tax	4,056,347	N/A	6,329,503	N/A
Income tax expense	796,663	N/A	1,583,868	647%
Less: net loss attributable to noncontrolling interest	(6,907)	(557)%	(21,457)	(9)%
Net income attributable to China Recycling Energy Corp	$3,266,591	N/A	$4,767,092	N/A

SALES. Total sales, including system sales and contingent rental income, for the three months ended September 30, 2015 was $1,240 while total sales for the comparable period of 2014 was $0.24 million, a decrease of $0.24 million as a result of a decrease of contingent rental income. For the three months ended September 30, 2015, the Company received contingent rental income of $1,240 from the usage of electricity in addition to the minimum lease payments, compared to $0.24 million for the comparable period in 2014. We did not have any sales from sales-type leases for the three months ended September 30, 2015 and 2014. For sales-type leases, sales and cost of sales (“COS”) are recorded at the time of the lease; interest income from the sales-type leases is our other major revenue source in addition to sales revenue.

COST OF SALES. COS for the three months ended September 30, 2015 was $2,719 while our COS for the comparable period of 2014 was $0, an increase of $2,719.

GROSS PROFIT (LOSS). Gross loss was $1,479 for the three months ended September 30, 2015 compared to $0.24 million for the comparable period of 2014, a blended gross (loss) margin of (119)% and 100% for the comparable periods of 2015 and 2014, respectively, the gross loss in the three months ended September 30, 2015 was mainly due to decreased contingent rental income.

INTEREST INCOME ON SALES TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2015 was $5.17 million, a $1.90 million decrease from $7.07 million for the comparable period of 2014. During the third quarter of 2015, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	Five power and steam generating systems to Erdos (20 years); and
v.	One WGPG system to Yida (15 years).

In comparison, during the third quarter of 2014, interest income was derived from 15 systems: one TRT system, one WGPG system, two systems with Erdos Phase I project and three systems of Erdos Phase II project, two Pucheng biomass power generation systems, two Shenqiu biomass power generation systems, one Zhongbao WHPG system, one Jitie WHPG system, and two Datong BPRT systems.

OPERATING EXPENSES. Operating expenses consisted of selling, general and administrative expenses totaling $0.54 million for the three months ended September 30, 2015 as compared to $0.86 million for the comparable period of 2014, a decrease of $0.31 million or 37%. This was mainly due to decreases by $0.18 million in investor relations expense, $0.06 million in insurance expense, and $0.07 million in legal expense.

NON-OPERATING EXPENSES. Non-operating expenses consisted of non-sales-type lease interest income, interest expense, bank charges and miscellaneous expenses. For the three months ended September 30, 2015, net non-operating expense was $0.57 million compared to net non-operating expense of $0.13 million for the comparable period of 2014. For the three months ended September 30, 2015, we had $0.05 million interest income, but offset with $0.59 million interest expense on loans. For the three months ended September 30, 2014, we had $0.02 million interest income, but offset with $0.61 million interest expense on loans; $0.93 million gain on the sale of the TRT system to Zhangzhi, but offset with $0.48 million financial expense including an amortized consulting fee of $0.38 million for the Company’s Zhonghong funding project.

INCOME TAX EXPENSE. Shanghai TCH’s effective income tax rate for 2015 and 2014 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2015 and 2014 was 25%. Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

Income tax expense was $0.80 million for the three months ended September 30, 2015, a decrease of $0.79 million from $1.58 million for the comparable period of 2014. The consolidated effective income tax rate for the three months ended September 30, 2015 and 2014 were 19.7% and 25.0%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to adjustment to income tax in 2014 for a previously filed income tax return.

NET INCOME. Net income for the three months ended September 30, 2015 was $3.27 million compared to $4.77 million for the comparable period of 2014, a decrease of $1.50 million. This decrease in net income was mainly due to the decreased interest income on sales-type leases compared with the same period of 2014.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2015 and 2014

As of September 30, 2015, the Company had cash and equivalents of $53.17 million, other current assets of $10.79 million, current liabilities of $62.57 million, working capital of $1.40 million, current ratio of 1.02:1 and debt-to-equity ratio of 0.49:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating Activities	$51,720,540	$(31,752,923)
Investing Activities	(20,017)	(4,233,519)
Financing Activities	(32,463,669)	44,639,310

Net cash provided by operating activities was $51.72 million during the nine months ended September 30, 2015, compared to $31.75 million used in operating activities in the comparable period of 2014. The increase in net cash inflow in the nine months ended September 30, 2015 was mainly due to increased net income by $4.24 million, increased collection of principal on sales-type leases by $37.07 million, mostly as a result of sale of the Datong and Jitie projects, decreased accounts receivable outstanding by $4.01 million, and decreased payments in connection with construction in progress by $46.72 million; however, the increase in cash inflow was partially offset by increased other receivable outstanding by $2.27 million, increased payment on taxes payable by $2.22 million and increased payment on accounts payable by $4.69 million.

Net cash used in investing activities was $0.02 million for the nine months ended September 30, 2015, compared to $4.23 million in the comparable period of 2014. We had $0.02 million cash outflow for acquisition of property and equipment in the nine months ended September 30, 2015 compared with $4.23 million cash outflow primarily for restricted cash in the same period of 2014.

Net cash used in financing activities was $32.46 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $44.64 million for the comparable period of 2014. The cash outflow in the nine months ended September 30, 2015 included $36.57 million repayment of bank loans and $2.38 million repayment of a long-term payable, but offset by $6.48 million proceeds from bank loans and $3,239 from an advance from related parties. In comparison, during the nine months ended September 30, 2014, we had $41.67 million of loan proceeds, $18.92 million proceeds from shares issued to Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, which were offset by $13.18 million repayment of bank loans, $1.06 million repayment of a long-term payable, and $2.36 million repayment to Mr. Ku’s advance to the Company.

We believe we have sufficient cash to continue our current business through 2015 based on recurring receipts from existing sales-type leases. As of September 30, 2015, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), and one WGPG system for Yida, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2015. The 10 systems that are currently in operation have minimum monthly lease payments of RMB 11.17 million ($1.81 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at,
	September 30, 2015	December 31, 2014
Unrestricted retained earnings	$84,933,838	$68,199,797
Restricted retained earnings (surplus reserve fund)	13,835,635	11,888,170
Retained earnings (including surplus reserve fund)	$98,769,473	$80,087,967

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

Contractual Obligations

Company’s contractual obligations as of September 30, 2015 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$9,362,866	$37,278,544	11
Entrusted loan	44,016,160	16,034,458	11
Total	$53,379,026	$53,313,002

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

Commitments

Boxing Chengli Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”), including a supplement agreement entered by the parties on July 26, 2013.

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2015, Zhonghong has paid $30.32 million for the project, and is committed to pay an additional $7.02 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ WHPG Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project systems is anticipated to be completed by the end of 2015 and the middle of 2016. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also provided a guarantee to purchase all the power generated by the CDQ WHPG system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2015, Zhonghong has paid $29.63 million for Huayu project and $26.78 million for the Tian’an project and is committed to pay an additional $7.86 million for Huayu project and $9.43 million for Tian’an project.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ and WHPG Energy Management Cooperative Agreement with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Agreement”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The construction of Zhongtai project is anticipated to be completed by the first quarter of 2016. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee of RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years during which the system has already operated); 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of September 30, 2015, the Company has paid $28.18 million for the Zhongtai project, and is committed to pay an additional $7.49 million for completing the project.

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement (with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China. Pursuant to the Rongfeng Agreement, Xi’an TCH will design, build and maintain a CDQ and a CDQ WHPG system and sell the power to Rongfeng. The construction period of the project is expected to be 18 months after the Agreement takes effect and from the date when conditions are ready for construction to begin. The construction of the Rongfeng project is anticipated to be completed by the first quarter of 2016.

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee of RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated; 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years). As of September 30, 2015, the Company has paid $29.33 million for the Rongfeng project, and is committed to pay an additional $2.33 million for completing the project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 16, 2015	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	/s/ Yongjiang Shi
Yongjiang Shi Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

