Form 10-K
period 2015-12-31
CHINA RECYCLING ENERGY CORP
filed 2016-03-29
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-12536

China Recycling Energy Corporation

————————————————————————

(Exact name of registrant as specified in its charter)

Nevada
————————————

(State or other jurisdiction of incorporation or organization)

90-0093373

—————————————-

(I.R.S. Employer Identification No.)

12/F, Tower A
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi An City, Shaan Xi Province
China	710068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (011) 86-29-8765-1097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Capital Market on June 30,2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $68.96 million.

As of March 23, 2016, the registrant had 83,084,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean China Recycling Energy Corporation, a Nevada corporation, and its wholly-owned subsidiary, Sifang Holdings Co., Ltd., and its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”)and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

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

Since 2007, we have primarily used the BOT model to serve our customers. For each project, we design, finance, construct and install the waste energy recycling projects for our customers, operate the projects for five to twenty years, and then transfer the projects to the owners. The BOT model creates a win-win solution for both our customers and us. We provide the capital expenditure financing in exchange for attractive returns on each project; our customers can focus their capital resources on their core businesses, do not need to invest additional capitals to comply with government environmental regulations, reduce noise and emissions and reduce their energy costs. We in turn efficiently recapture our costs through the stream of lease payments.

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

Our Projects

We design, finance, construct, operate and eventually transfer waste energy recycling projects to meet the energy saving and recovery needs of our customers. Our waste energy recycling projects use the pressure, heat or gas, which is generated as a byproduct of a variety of industrial processes to create electricity. The residual energy from industrial processes, which was traditionally wasted, may be captured in a recovery process and utilized by our waste energy recycling projects to generate electricity burning additional fuel and additional emissions.  Among a wide variety of waste-to-energy technologies and solutions, we primarily focus on waste pressure to energy systems, waste heat to energy systems and waste gas power generation systems. We do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite project for our customers.

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

As of December 31, 2015 , Xi’an TCH, a wholly owned subsidiary of Shanghai TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11.9 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Boli Yida (15 year term). In addition, as of December 31, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

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

 Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement and its supplemental agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Shanxi Datong (the "Repurchase Agreement"). Under the Repurchase Agreement, Shanxi Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Shanxi Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BPRT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sale.

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

Jitie Power Generation Projects

In May 2013, Xi’an TCH entered into a Furnace Gas Waste Heat Power Generation Cooperative Agreement (the "Cooperative Agreement") with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas waste heat power generation systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is twenty-four (24) years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH will be responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations. In December, 2014, Sinosteel Group entered into an equity transfer agreement with Liaoning ZhongZe Group for the transfer of ownership of Jitie, pursuant to which Liaoning Zhongze Group became the controlling shareholder of Jitie. After the transfer, Jitie adopted a new strategic plan that would repurchase all out-sourced supporting facilities of Jitie including waste heat power generation projects. Jitie recently notified Xi’an TCH that it would not be able to fulfil its obligations under the Cooperative Agreement and requested to repurchase the Jitie Project from Xi’an TCH and terminate Cooperative Agreement.

On June 18, 2015, Xi’an TCH entered into a Repurchase Agreement for Waste Heat Power Generation Project (the “Repurchase Agreement”) with Jitie.

Under the Repurchase Agreement, Xi’an TCH and Jitie agree: (i) Jitie repurchases the Jitie Project from Xi’an TCH and terminates the Cooperative Agreement; (ii) Jitie shall pay outstanding energy saving service fees of RMB 1.8 million (approximately $294,599) to Xi’an TCH within 5 working days from the execution of the Repurchase Agreement on June 18, 2015 (the “Effective Date”); (iii) the Jitie Project shall be transferred to Jitie for a total price of RMB 90 million (approximately $14,729,951, the “Repurchase Price”), and Jitie shall pay RMB 45 million within 5 working days from the Effective Date and pay another RMB 45 million within 15 working days from the Effective Date; (iv) the ownership of the Jitie Project shall be transferred to Jitie when it timely pays in full the Repurchase Price and the parties have completed the on-site assets transfer process and confirmed the actual Jitie Project transfer; (v) Xi'an TCH shall not pursue any breach of contract liability against Jitie under the Cooperative Agreement if Jitie pays in full the Repurchase Price on time; (vi) the Cooperative Agreement will be terminated when Jitie pays in full the Repurchase Price according to the requirements of the Repurchase Agreement; and (vii) if the Repurchase Price is not fully paid on time pursuant to the Repurchase Agreement, the Repurchase Agreement shall be terminated automatically and Xi'an TCH shall retain the ownership of the Jitie Project.

As of December 31, 2015, Xi’an TCH had received the payment in full and the systems were transferred.

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

Chengli Waste Heat Power Generation (“WHPG”) Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of Coke Dry Quenching (“CDQ”) and CDQ Waste Heat Power Generation Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplemental agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ waste heat power generation system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).  Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ waste heat power generation system at no cost to Zhonghong. The term of the Agreements is for twenty (20) years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the second quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ waste heat power generation system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an EPC (Engineering, Procurement and Construction) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted engineering, procurement and construction services for a CDQ system and a 25 MW CDQ waste heat power generation system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ waste heat power generation system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million (approximately $33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

The following projects are under construction:

Tianyu Waste Heat Power Generation (“WHPG”) Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ Waste Heat Power Generation Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Tianyu Project is anticipated to be completed between the middle of 2016 and the end of 2016Tianyu will provide the land for the CDQ systems and CDQ waste heat power generation systems for free. Tianyu also guarantees that it will purchase all of the power generated by the CDQ WHPG systems.

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

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system (the "Project") and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be eighteen (18) months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for twenty (20) years. For the first ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second ten (10) years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Zhongtai Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five (5) years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five (5) years minus the years in which the system has already operated); or 2) if it is more than five (5) years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale of all the assets of the Project under construction to Zhongtai from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai shall pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25,747,692 and the “Transfer Price”), whereby (a) RMB 50,000,000 (approximately $7,692,308) of the Transfer Price is to be paid within 20 working days from the execution of the Transfer Agreement; (b) RMB 30,000,000 (approximately $4,615,385) of the Transfer Price is to be paid within 20 working days upon the completion of the construction of the Project but no later than July 30, 2016; and (c) RMB 87,360,000 (approximately $13,440,000) of the Transfer Price is to be paid before July 30, 2017. The temporary ownership of the Project is to be transferred from Xi'an TCH to Zhongtai within 3 working days after the first payment of RMB 50,000,000 is made to Xi'an TCH and the full ownership of the Project is to be finally transferred to Zhongtai upon Zhongtai's payment of the full Transfer Price. The Zhongtai Agreement will thereafter be terminated and Xi'an TCH has agreed to not pursue any breach of contract liability against the Zhongtai under the Zhongta Agreement after Zhongtai pays the entire Transfer Price according to the requirement of the Transfer Agreement. If the Transfer Price is not fully paid pursuant to the Transfer Agreement, the Transfer Agreement shall automatically terminate and Xi'an TCH shall retain the ownership of the Project and both parties will continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement.

Rongfeng CDQ Power Generation Energy Management Cooperative Agreement

On December 12, 2013, Xi’an TCH entered into a CDQ Power Generation Energy Management Cooperative Agreement (the "Cooperative Agreement")with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Agreement”), a limited liability company incorporated in Hebei Province, China.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ & Waste Heat Power Generation Project (the “Transfer Agreement”) with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH is to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 (approximately $25,934,066 and the “Transfer Price”), whereby (a) RMB 65,200,000 is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 is to be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, personally guaranteed the payments. The ownership of the Project is to be conditionally possessed by Rongfeng within 3 business days following the initial payment of RMB 65,200,000 by Rongfeng to Xi’an TCH and the full ownership of the Project is to be officially transferred to Rongfeng after it makes all payments pursuant to the Transfer Agreement. The Cooperative Agreement is to be terminated when Rongfeng has paid all amounts payable to Xi’an TCH pursuant to the Transfer Agreement and Xi'an TCH is to agree not to pursue any breach of contract liability against Rongfeng under the Cooperative Agreement when Rongfeng pays in full the Transfer Price. If the Transfer Price is not fully paid pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi'an TCH is to retain the ownership of the Project and both parties will continue to possess their respective rights and obligations according to Cooperative Agreement and assume the liabilities for breach of the Cooperative Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million.

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

Source: China National Environmental Protection Plan in the 13th Five Years (2016-2020).

The 13th Five-Year Plan (2016-2020) covers a crucial period in China's economic and social development. Environmental protection and low-carbon development will be one of the top priority considerations during that period. The government, private enterprises and the public sector will seek to jointly implement the strictest environmental protection system to realize environmental improvement, control carbon emissions, honor climate commitments and deeply participate into global climate governance. China aims to hit the CO2 emissions peak by around 2030 and reduce CO2 emissions per unit of the GDP by 60 percent to 65 percent from the 2005 level on or before 2030.

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

Trends in Industries We Principally Service

Iron, Steel and Nonferrous Metal Industry

As the biggest iron and steel producer in the world and one of the highest CO2 emission sectors, China's iron and steel industry is undergoing a low-carbon transition accompanied by remarkable technological progress and investment adjustment, in response to the macroeconomic climate and policy intervention.

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

Our Strategies

Focus on Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects to specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue to focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals. Based on our existing contracts and signed MOUs, we are targeting to increase our in-operation power generating capacity from 108MW in 2015and 183MW in 2016, respectively.

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

Continually Enhance Research and Development Efforts

In 2015 and 2014, we invested about $0.28 million and $0.60 million, respectively, in research and development. We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. Our in-house design and engineering team provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not generally expect any revenue in the future through such model. In 2016, however, the Company plans to put the one Chengli project and the two Tianyu projects under operating leases; these projects were under construction at the end of 2015.

Contractor and Equipment Suppliers

We generally conduct our project construction through an EPC general contractor. We select the EPC general contractor for each project through a bidding process; then we sign a contract with the selected contractor for that project. The general contractor may outsource parts of our project construction to subcontractors according to the complexity and economics of the project. The general contractor is responsible for purchasing equipment to satisfy the requirements of the project we design for our customer. We generally do not purchase equipment directly from the equipment suppliers, but our general contractors obtain our consent before selecting the equipment suppliers. Our engineering department is involved in the equipment supplier selection process together with our general contractors and makes sure our stringent standards and requirements have been appropriately applied in selection of the equipment. We currently have engaged Shaanxi Huaxin Energy Engineering Co., Ltd.for our projects under construction, and we also maintain relationships with many other quality general contractors in China, including Wuxi Guolian, CITIC Heavy Industries Co., Ltd., A-Power Energy Generation Systems, Ltd.

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

Marketing and Sales

We market and sell our projects nationwide through our direct sales force of 24employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Geographic Distribution of Sales

Sales outside the US accounted for 100% of revenue in 2015, 2014 and 2013.

Seasonality

For the most part, the Company’s business and sales are not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. The USPTO has also approved CREG and our logo for the trademark in the US.

Patents

As of December 31, 2015, we owned patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology.

Research and Development

In 2015 and 2014, we invested about $0.28 million and $0.60 million, respectively, in research and development. We believe that our research and development efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. All of the individuals that comprise our research and development staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

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

Employees

As of December 31, 2015, we had 108employees:

Management:	6 Employees

Administration:	5 Employees

Marketing:	19 Employees

Research & Development:	22 Employees

Accounting & Finance:	7 Employees

Project Officer:	49Employees, including 43operators

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

 On June 19, 2015, the Company was notified by The NASDAQ Stock Market (the “NASDAQ”) that the Company was not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the “Minimum Closing Bid Price”) and the Company was afforded 180 calendar days, or until December 16, 2015, to regain compliance with the requirement of Minimum Closing Bid Price. The Company did not regain compliance with the minimum $1.00 bid price per share by December 16, 2015. On December 7, 2015, the Company transferred the listing of its securities from The NASDAQ Global Market to The Nasdaq Capital Market (the "Capital Market"). On December 17, 2015, the Company received a letter from NASDAQ indicating that NASDAQ determined that the Company is eligible for an additional 180 calendar day period, or until June 13, 2016 (the “Second Compliance Period”), to regain compliance. NASDAQ’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company's written notice to NASDAQ of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive trading days, NASDAQ will provide written confirmation of compliance, unless the staff of NASDAQ, in its discretion, requires the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive trading days. If the Company cannot demonstrate compliance by June 13, 2016, the Company’s common stock will be delisted. At that time, the Company may appeal NASDAQ’s determination to a Hearings Panel.

The Company intends to monitor the closing bid price for its common stock between now and June 13, 2016 and will consider the option of reverse stock split if its common stock does not trade at a level that is likely to regain compliance.

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

Since late 2008 and continuing through 2015, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the US mortgage market and a declining residential real estate market in the US contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, domestic electricity consumption grew at a rate of 0.5% in 2015. Power generation capacity was 5618 billion kWh, an decreaseof 0.2% from 2014,which is the first annual decline since 1968.. Clean energy power generation increased significantly in 2015. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2016 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease three office spaces, one in Xi’an, one in Shanghai and one in Beijing. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, Floor 31, Jinmao Plaza, No.88 Century Avenue, Pudong New District, Shanghai, PRC. Our leased office space in Beijing is located at Apt 101, Unit 7, Building C, Fenghuahaojing, Xuanwu District, Beijing, PRC. Average monthly rent for all locations was $32,529 in 2014 and $31,290 in 2015.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On March 23, 2016, the last reported sales price for our common stock was $0.32 per share. As of March 23, 2016, there were 83,084,035 shares of our common stock outstanding held by approximately 2,728 shareholders of record.

The table below provides information with respect to the Company’s quarterly stock prices during 2015 and 2014:

	2015				2014
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q
High	$.054	$0.89	$1.16	$1.32	$1.42	$1.76	$3.99	$5.03	High

Low	$0.25	$0.45	$0.75	$0.69	$0.71	$1.1	$1.67	$2.55	Low

Dividend Policy

We did not pay any cash dividends on our common stock in 2014 or 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during 2015.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2015 that were either approved or not approved by our shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	40,000	$1.02-	-12,422,605

Equity compensation plans not approved by security holders	-	$-	-

Total	40,000	$1.02	12,422,605

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

As of December 31, 2015, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation (“WGPG”) system; (ii) Erdos (for five recycling waste heat power generating systems); (iii) Pucheng (for two biomass power generation (“BMPG”) systems); (iv) Shenqiu (for two BMPG systems).

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BRPT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sales of system which was the difference between the repurchase amount and the net investment receivable.

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

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12MW BMPG system to Pucheng, and combine this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH will install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of this lease, Jitie will pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million) and Xi’an TCH was responsible for the systems operation and owned the power generation systems. In December 2013, the Jitie Project was completed and began operations.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie agreed to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). As of December 31, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction which was the difference between the repurchase amount and net investment receivable.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the second quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

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

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system (the "Project") and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Zhongtai Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH is to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25,747,692 and the “Transfer Price”), whereby (a) RMB 50,000,000 (approximately $7,692,308) of the Transfer Price is to be paid within 20 working days from the execution of the Transfer Agreement; (b) RMB 30,000,000 (approximately $4,615,385) of the Transfer Price is to be paid within 20 working days upon the completion of the construction of the Project but not later than July 30, 2016; and (c) RMB 87,360,000 (approximately $13,440,000) of the Transfer Price is to be paid before July 30, 2017. The temporary ownership of the Project is to be transferred from Xi'an TCH to Zhongtai within 3 business days after the first payment of RMB 50,000,000 is made to Xi'an TCH and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi'an TCH is to agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai pays off the full Transfer Price according to the requirements of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi'an TCH is to retain the ownership of the Project and both parties shall continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, is to personally guarantee the payments. The ownership of the Project was conditionally possessed by Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH had received the first payment of $10.05 million. The Company recorded a $3.78 million loss from this transaction.

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

The construction period of the CDQ Project was expected to be 15 months from the effective date of the Agreement. Baoliyuan was to start to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The term of payment was for 20 years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kWh (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of the local grid electricity price. Baoliyuan was to provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

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

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of December 31, 2015, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,059 in advances from the Company’s management, which bore no interest, and were payable upon demand of the management.

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

During the year ended December 31, 2015, the Company received RMB 30.47 million ($4.89 million)interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major shareholder became the shareholder of CREG through the issuanceof the Company’s common stock to this shareholder for transferring the old system to CREG for BMPG system transforamton.

During the year ended December 31, 2015, the Company received RMB 33.34 million ($5.35 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major shareholder became the shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for WGPG system transforamton.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2015 and 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2015 and 2014

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
		% of Sales		% of Sales
Sales	$24,355,500	100%	$19,659,069	100%
Sales of systems	24,083,232	99%	18,868,632	96%
Contingent rental income	272,268	1%	790,437	4%
Cost of sales	21,138,645	87%	14,585,462	74%
Cost of systems and contingent rental income	21,138,645	87%	14,585,462	74%
Gross profit	3,216,855	13%	5,073,607	26%
Interest income on sales-type leases	22,998,834	94%	26,458,713	135%
Total operating income	26,215,689	108%	31,532,320	161%
Total operating expenses	(2,308,608)	(9)%	(3,494,711)	(18)%
Income from operations	23,907,081	98%	28,037,609	143%
Total non-operating expenses, net	(2,294,543)	(9)%	(2,201,150)	(11)%
Income before income tax	21,612,538	89%	25,836,459	132%
Income tax expense	3,244,695	13%	6,111,267	31%
Less: net loss attributable to noncontrolling interest	(29,582)	-%	(86,730)	-%
Net income attributable to China Recycling Energy Corp	$18,397,425	76%	$19,811,922	101%

SALES. Total sales for the year ended December 31, 2015 were $24.36 million while total sales for the comparable period of 2014 were $19.66 million, an increase of $4.70 million. Of the total sales, sales of systems for the year ended December 31, 2015 were $24.08 million which was for Datong WGPG system, while sales of systems for the year ended December 31, 2014 were $18.87 million. For the year ended December 31, 2015, the Company received contingent rental income of $0.27 million from the usage of electricity in addition to the minimum lease payments, compared to $0.79 million for the comparable period in 2014. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the year ended December 31, 2015 was $21.14 million while our COS for the comparable period of 2014 was $14.59 million, an increase of $6.55 million. This increase was mainly due to the completion and sale of the Datong WGPG project during the year ended December 31, 2015, compared to the completion and sale of the Yida system in the comparable period of 2014.

GROSS PROFIT. Gross profit was $3.22 million for the year ended December 31, 2015, compared to $5.07 million for the comparable period of 2014, representing a blended gross margin of 13% and 26% for the comparable periods of 2015 and 2014, respectively. The decrease in blended gross margin in the year ended December 31, 2015 was primarily due to the repurchase of the Datong WGPG system by Shanxi Datong Coal Group Steel Co.  The Datong WGPG system was repurchased at the completion date and had a profit margin of approximately 12.3% and its sale caused the Company's blended gross margin to decrease.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2015 was $23.00 million, a $3.46 million decrease from $26.46 million for the comparable period of 2014. During the year ended December 31, 2015, interest income was derived from the following 13 sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $2.31 million for the year ended December 31, 2015 as compared to $3.49 million for the comparable period of 2014, a decrease of $1.19 million or 34%. The decrease was mainly due to a $0.15 million decrease in Nasdaq annual expense, a $0.23 million decrease in investor relation expense, a $0.17 million decrease in payroll expense, a $0.11 million decrease in service fee, a $0.08 million decrease in legal expense, a $0.07 million decrease in travel expense, a $0.07 million decrease in decoration expense, a $0.06 million decrease in insurance expense, and a $0.05 million decrease in entertainment expense compared to the same period of last year.

NET NON-OPERATING EXPENSES. Net non-operating expense consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the year ended December 31, 2015, net non-operating expense was $2.29 million compared to net non-operating expense of $2.20 million for the comparable period of 2014. For the year ended December 31, 2015, we had a $2.93 million gain from the sales of two BRPT systems to Datong and a $1.59 million gain from the sale of a WHPG system to Jitie, and $0.16 million interest income, but the amounts were offset by a $3.22 million interest expense on loans and a $3.78 million loss from the sale of construction in progress of the Tangshan Rongfeng project. For the comparable period of 2014, we had $3.43 million interest expense on loans, and $1.03 million of other income which mainly consisted of $0.93 million income from the sale of the TRT system to Zhangzhi, and $1.76 million income from the sale of the WHPG system to Zhongbao, but these were offset by $1.58 million financial expense including an amortized consulting fee of $1.54 million for the Company’s Zhonghong funding project. In addition, we had $0.19 million interest income.

INCOME TAX EXPENSE. Income tax expense was $3.24 million for the year ended December 31, 2015, a decrease of $2.87 million from $6.11 million for the comparable period of 2014. The consolidated effective income tax rate for the years ended December 31, 2015 and 2014 were 15.0% and 23.7%, respectively; the decrease of effective income tax rate and decreased income tax expense in 2015 was mainly due to the adjustment to income tax in 2014 for a previously filed income tax return as well as the effect of the tax rate change on deferred tax items in 2014.

NET INCOME. Net income for the year ended December 31, 2015 was $18.40 million compared to net income of $19.81 million for the comparable period of 2014, a decrease of $1.41 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases in the year ended December 31, 2015.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2015 and 2014

As of December 31, 2015, the Company had cash and equivalents of $41.75 million, other current assets of $25.50 million, current liabilities of $56.95 million, working capital of $10.30 million, a current ratio of 1.18:1 and a debt-to-equity ratio of 0.40:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating Activities	$63,911,466	$(35,120,170)
Investing Activities	(1,198,315)	2,276,815
Financing Activities	(54,431,989)	60,803,472

Net cash provided by operating activities was $63.91 million during the year ended December 31, 2015, compared to $35.12 million used in operating activities in the comparable period of 2014. The increase in net cash inflow in the year ended December 31, 2015 was mainly due to increased collection of principal on sales-type leases by $28.56 million, mostly as a result of the sale of the Datong and Jitie projects, decreased payment on accounts payable by $7.37 million, and increased cash received in connection with construction in progress by $79.95 million as a result of sale of construction in progress of Tangshan Rongfeng; however, the increase in cash inflow was partially offset by decreased net income of $1.36 million, increased accounts receivable outstanding of $16.09 million, increased payment on taxes payable of $2.52 million and increased payment on accrued liabilities and other payables of $1.63 million.

Net cash used in investing activities was $1.20 million for the year ended December 31, 2015, compared to net cash provided by investing activities of $2.28 million in the comparable period of 2014. We had $1.18 million cash outflow for restricted cash and $0.02 million cash outflow for acquisition of property and equipment in the year ended December 31, 2015 compared with $2.28 million cash inflow primarily from restricted cash in the same period of 2014.

Net cash used in financing activities was $54.43 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $60.80 million for the comparable period of 2014. The cash outflow in the year ended December 31, 2015 included $58.50 million repayment of bank loans and $2.36 million repayment of a long-term payable, but was offset by $6.42 million proceeds from bank loans and $3,211 from an advance from related parties. In comparison, during the year ended December 31, 2014, we had $60.83 million of loan proceeds, $18.92 million proceeds from shares issued to Mr. Ku, a major shareholder and the Company's Chairman and CEO, and $0.65 million from decreased notes receivable, which were offset by $15.83 million repayment of bank loans, $1.41 million repayment of a long-term payable, and $2.36 million repayment of Mr. Ku’s advance to the Company.

We believe we have sufficient cash to continue our current business through 2016 based on recurring receipts from existing sales-type leases. As of December 31, 2015, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), and one WGPG system for Yida, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2016. The 10 systems that are currently in operation have minimum monthly lease payments of RMB 11.17 million ($1.81 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2015 and 2016.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2015	2014
Unrestricted retained earnings	$84,661,602	$68,199,797
Restricted retained earnings (surplus reserve fund)	13,823,789	11,888,170
Retained earnings (including surplus reserve fund)	$98,485,391	$80,087,967

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

Contractual Obligations

Company’s contractual obligations as of December 31, 2015 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$6,159,911	$18,187,138	12
Entrusted loan	43,119,379	15,707,773	12
Total	$49,279,290	$33,894,911

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2015, Zhonghong has paid $30.76 million for the project, and is committed to pay an additional $6.57 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ WHPG Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Tianyu Project systems is anticipated to be completed by the middle of 2016 and the end of 2016. Tianyu will provide the land for the CDQ systems and CDQ WHPG systems for free. Tianyu also provided a guarantee to purchase all the power generated by the CDQ WHPG system.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2015, Zhonghong has paid $29.75 million for the Huayu project and $26.91 million for the Tian’an project and is committed to pay an additional $7.70 million for the Huayu project and $9.24 million for the Tian’an project.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72 hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee of RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1. Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years during which the system has already operated); 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is ten (10) years). As of December 31, 2015, the Company has paid $28.10 million for the Zhongtai project, and is committed to pay an additional $7.34 million for completing the project.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin. The Transfer Agreement provided for the sale to Zhongtai of the CDQ Waste Heat Power Generation Project from Xi’an TCH. Xi’an TCH agreed to transfer to Zhongtai all the project assets under construction under the Agreement. Additionally, Huaxin should continue to construct and complete the Project and Xi’an agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai should pay to Xi’an an aggregate transfer price of RMB 167,360,000 ($25.77 million) including RMB 152,360,000 ($23.46 million) payments for the construction of the Project and RMB 15,000,000 ($2.31 million) partial loan interest incurred during the construction period whereby (a) RMB 50,000,000 ($7.70 million) should be paid by Zhongtai to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 30,000,000 ($4.62 million) will be paid by Zhongtai to Xi’an TCH within 20 business days after the Project is completed, but no later than July 30, 2016 and (c) RMB 87,360,000 ($13.45 million) will be paid by Zhongtai to Xi’an TCH no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) will guarantee the payments. The ownership of the Project will conditionally be possessed by Zhongtai within 3 business days following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtat after it completes the entire payment pursuant to the Transfer Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheet of China Recycling Energy Corporation as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. China Recycling Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Recycling Energy Corporation as of December 31, 2015 and December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MJF & Associates, APC
Los Angeles, CA
March 28, 2016

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER, 31, 2015 AND 2014

	2015	2014

ASSETS

CURRENT ASSETS
Cash and equivalents	$41,749,388	$35,871,030
Restricted cash	1,130,344	-
Accounts receivable	15,399,778	16,330
Current portion of investment in sales-type leases, net	6,679,019	6,561,984
Interest receivable on sales type leases	555,451	974,526
Prepaid expenses	1,179,778	951,180
Other receivables	553,886	1,196,684

Total current assets	67,247,644	45,571,734

NON-CURRENT ASSETS
Investment in sales-type leases, net	133,079,634	174,458,615
Long term investment	950,470	821,205
Long term deposit	57,033	60,525
Property and equipment, net	17,724	25,116
Construction in progress	115,522,068	154,340,627

Total non-current assets	249,626,929	329,706,088

TOTAL ASSETS	$316,874,573	$375,277,822

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$427,732	$1,140,181
Notes payable - bank acceptances	1,130,344	163,425
Taxes payable	1,058,417	2,614,311
Accrued liabilities and other payables	3,199,395	3,250,744
Due to related parties	44,059	40,954
Deferred tax liability, net	1,538,105	1,035,337
Loans payable - current	6,159,911	15,729,694
Interest payable on entrusted loans	268,801	285,257
Current portion of entrusted loan payable	43,119,379	-
Current portion of long term payable	-	2,401,405

Total current liabilities	56,946,143	26,661,308

NONCURRENT LIABILITIES
Deferred tax liability, net	10,771,348	13,302,537
Refundable deposit from customers for systems leasing	1,555,378	1,650,597
Loans payable	18,187,138	63,114,888
Entrusted loan payable	15,707,773	62,428,501

Total noncurrent liabilities	46,221,637	140,496,523

Total liabilities	103,167,780	167,157,831

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,084,035 and 83,009,035 shares issued and outstanding as of December 31, 2015 and 2014, respectively	83,084	83,009
Additional paid in capital	111,714,392	111,517,578
Shares to be issued	-	187,500
Statutory reserve	13,823,789	11,888,170
Accumulated other comprehensive income	3,210,315	15,987,138
Retained earnings	84,661,602	68,199,797

Total Company stockholders' equity	213,493,182	207,863,192

Noncontrolling interest	213,611	256,799

Total equity	213,706,793	208,119,991

TOTAL LIABILITIES AND EQUITY	$316,874,573	$375,277,822

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2015	2014

Revenue
Sales of systems	$24,083,232	$18,868,632
Contingent rental income	272,268	790,437

Total revenue	24,355,500	19,659,069

Cost of sales
Cost of systems and contingent rental income	21,138,645	14,585,462

Total cost of sales	21,138,645	14,585,462

Gross profit	3,216,855	5,073,607

Interest income on sales-type leases	22,998,834	26,458,713

Total operating income	26,215,689	31,532,320

Operating expenses
General and administrative	2,308,608	3,494,711

Total operating expenses	2,308,608	3,494,711

Income from operations	23,907,081	28,037,609

Non-operating income (expenses)
Interest income	161,086	192,812
Interest expense	(3,217,689)	(3,431,241)
Gain on systems repurchase from Jitie and Datong	4,521,443	-
Loss on sale of construction in progress of Tangshan Rongfeng	(3,780,138)	-
Other income	20,755	1,037,279

Total non-operating expenses, net	(2,294,543)	(2,201,150)

Income before income tax	21,612,538	25,836,459
Income tax expense	3,244,695	6,111,267

Income before noncontrolling interest	18,367,843	19,725,192

Less: loss attributable to noncontrolling interest	(29,582)	(86,730)

Net income attributable to China Recycling Energy Corporation	18,397,425	19,811,922

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(12,776,823)	(222,265)
Foreign currency translation loss attributable to noncontrolling interest	(13,606)	(1,588)

Comprehensive income attributable to China Recycling Energy Corporation	$5,620,602	$19,589,657

Comprehensive loss attributable to noncontrolling interest	$(43,188)	$(88,318)

Basic weighted average shares outstanding	83,081,158	69,627,116
Diluted weighted average shares outstanding	83,081,158	69,627,116

Basic earnings per share	$0.22	$0.28
Diluted earnings per share	$0.22	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$18,367,843	$19,725,192
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in sales type leases receivables	-	(18,868,632)
Shares issued for the cost of system purchase	-	14,491,450
Depreciation and amortization	26,038	20,931
Amortization of prepaid loan fees	-	207,550
Stock option expense	9,390	-
Stock compensation for IR service	-	187,500
Investment income	(184,160)	(20,739)
Changes in deferred tax	(1,252,455)	1,055,464
Loss on sale of construction in progress of Tangshan Rongfeng	3,780,138	-
Loss on disposal of property and equipment	-	127
Changes in assets and liabilities:
Interest receivable on sales type leases	378,307	(211,447)
Collection of principal on sales type leases	50,239,283	21,675,548
Prepaid expenses	(295,539)	90,489
Accounts receivable	(16,039,444)	54,767
Other receivables	598,195	865,198
Construction in progress	9,300,928	(70,645,162)
Accounts payable	343,704	(7,021,743)
Taxes payable	(1,464,907)	1,054,964
Interest payable on entrusted loans	-	(1,584)
Refundable deposit from customers for systems leasing	-	488,353
Accrued liabilities and other payables	104,145	1,731,604

Net cash provided by (used in) operating activities	63,911,466	(35,120,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	(1,178,473)	2,278,980
Acquisition of property and equipment	(19,842)	(2,165)

Net cash (used in) provided by investing activities	(1,198,315)	2,276,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	-	651,137
Proceeds from loans	6,422,195	60,832,479
Repayment of loans	(58,498,170)	(15,830,769)
Long term payable	(2,359,225)	(1,405,711)
Proceeds from shares issued	-	18,918,173
Advance from related parties	3,211	(2,361,837)

Net cash (used in) provided by financing activities	(54,431,989)	60,803,472

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(2,402,804)	209,383

NET INCREASE IN CASH AND EQUIVALENTS	5,878,358	28,169,500
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	35,871,030	7,701,530

CASH AND EQUIVALENTS, END OF PERIOD	$41,749,388	$35,871,030

Supplemental cash flow data:
Income tax paid	$6,226,976	$3,990,323
Interest paid	$16,355,968	$13,834,312

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock
	Shares	Amount	Paid in capital	Shares to be issued	Statutory reserves	Other comprehensive income	Accumulated retained earning	Total	Noncontrolling interest

Balance at January 1, 2014	60,910,058	$60,910	$78,130,053	$-	$9,672,754	$16,209,403	$50,603,291	$154,676,411	$345,117

Shares issued for system purchase	8,233,779	8,234	14,483,217	-	-	-	-	14,491,451	-

Cashless exercise of stock options	36,124	36	(36)	-	-	-	-	-	-

Shares purchased by officer	13,829,074	13,829	18,904,344	-	-	-	-	18,918,173	-

Shares to be issued for IR service	-	-	-	187,500	-	-	-	187,500	-

Net income for year	-	-	-	-	-	-	19,811,922	19,811,922	(86,730)

Transfer to statutory reserves	-	-	-	-	2,215,416	-	(2,215,416)	-	-

Foreign currency translation gain	-	-	-	-	-	(222,265)	-	(222,265)	(1,588)

Balance at December 31, 2014	83,009,035	83,009	111,517,578	187,500.00	11,888,170	15,987,138	68,199,797	207,863,192	256,799

Shares issued for IR service	75,000	75	187,425	(187,500)	-	-	-	-	-

Issuance of stock options	-	-	9,390	-	-	-	-	9,390	-
		-
Net income for year	-	-	-	-	-	-	18,397,425	18,397,425	(29,582)

Transfer to statutory reserves	-	-	-	-	1,935,619	-	(1,935,619)	-	-

Foreign currency translation gain	-	-	-	-	-	(12,776,823)	-	(12,776,823)	(13,606)

Balance at December 31, 2015	83,084,035	$83,084	$111,714,392	$-	$13,823,789	$3,210,315	$84,661,602	$213,493,182	$213,611

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, in the Peoples Republic of China (“PRC”). On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services.

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

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12MW BMPG system to Pucheng, and combined this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Zhongbao Waste Heat Power Generation Projects

On September 30, 2010, Xi’an TCH delivered to ZhongbaoBinhai Nickel Co., Ltd. (“Zhongbao”) a 7MW capacity waste heat power generation (“WHPG”) system, an integral part of the facilities designed to produce 80,000 tons of nickel-alloy per year according to the recovery and power generation of waste heat agreement with Zhongbao, a nickel-alloy manufacturing established in June 2009. The waste heat agreement with Zhongbao has a term of nine years and provides that Xi’an TCH will recycle waste heat from the nickel-alloy rotary kilns of Zhongbao to generate power and steam, which will be supplied back to Zhongbao. On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with ZhonggangBinhai Enterprise Ltd. (“Zhonggang”), currently a 100% owner of Zhongbao. Under the Repurchase Agreement, Zhonggang would purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System was RMB 60 million ($9.76 million). As of December 31, 2014, Zhonggang paid in full all of the Repurchase Price and the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH. The ownership of the WHPG System was transferred to Zhonggang.

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH installed a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of this lease, Jitie will pay a service fee to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million). Xi’an TCH is responsible for the systems operation and will own the power generation systems. In December 2013, the Jitie Project was completed and began operations.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie repurchased the Jitie Project from Xi’an TCH and paid outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). In July 2015, Xi’an TCH received the payment in full and the systems were transferred. The outstanding balance of net investment receivable on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction.

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

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi’an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, and the term of the lease is from June 28, 2014 to June 27, 2029. Yida provided an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease term.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests whichthe Company expects to complete in the second quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally possessed by Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH had received the first payment of $10.05 million. The Company recorded a $3.78 million loss from this transaction.

Baoliyuan CDQ Power Generation Energy Management Cooperative Agreement

On March 26, 2014, Xi’an TCH entered into a CDQ Waste Heat Recycling Project Energy Management Cooperative Agreement with Tangshan Baoliyuan Coking Co., Ltd. (“Baoliyuan”), a limited liability company incorporated in Hebei Province, China.

Pursuant to the Agreement, Xi’an TCH agreed to design, build and maintain a CDQ and a CDQ WHPG system and sell the power to Baoliyuan (the “CDQ Project”) and Xi’an TCH will also build a high scale waste water treatment system for Baoliyuan and charge monthly payments for two years (the “Waste Water Treatment Project”).

The construction period of the CDQ Project was expected to be 15 months from the effective date of the Agreement. Baoliyuan agreed to pay an energy saving fee from the date when the WHPG station passed the required 72 hour test run. The payment term was twenty years and Baoliyuan agreed to pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it would fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

Baoliyuan was to provide waste heat to the systems for no less than 8,000 hours per year and coking production was to reach 80% of its capacity. If these requirements were not met, the energy saving fee was to be calculated according to such hours and capacity.

Baoliyuan couldterminate the Agreement prior to the end of the term by providing Xi’an TCH with 60 days' notice and upon the payment of the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than five years (including five years) into the term when Baoliyuan requested termination, Baoliyuan was to pay Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system had already operated); 2) if it was more than five years into the term when Baoliyuan requested the termination, Baoliyuan was to pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first 12 months and RMB 940,000 per month ($153,094) for the next 12 months.

The Baoliyuan project was cancelled in May 2015 because the project required blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to environmetnal concerns of the government.

On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services.

Summary of Sales-Type Lease at December 31, 2015

Status at December 31, 2015

As of December 31, 2015, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of December 31, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the years ended December 31, 2015 and 2014, the Company entered into the following Asset Repurchase Agreements:

On September 24, 2014, Xi’an TCH entered into an Assets Repurchase Agreement for the Furnace Top Gas Recovery Turbine (“TRT”) system with Capital Steel Group Zhangzhi Iron & Steel Co., Ltd. (“Zhangzhi”). Under the Repurchase Agreement, Zhangzhi purchased the TRT System from Xi’an TCH and also repaid the outstanding energy saving service fees owed to Xi'an TCH. The repurchase price for the TRT System was RMB 35 million ($5.69 million) and the outstanding energy saving service fees were RMB 1.1 million ($179,000). Xi’an TCH stopped the payment of the site lease fee to Zhangzhi for the TRT System upon the execution of the Repurchase Agreement. The ownership of the TRT System was transferred to Zhangzhi. The outstanding balance of net investment receivable at date of transfer was $4.78 million. The Company recorded $0.98 million gain from this transaction.

On December 22, 2014, Xi’an TCH entered into a WHPG System Repurchase Agreement with Zhonggang Binhai Enterprise Ltd. (“Zhonggang”). Under the Repurchase Agreement, Zhonggang agreed to purchase the WHPG System from Xi’an TCH and repay the outstanding energy saving service fees owed to Xi'an TCH. The purchase price for the WHPG System was RMB 60 million ($9.76 million). Zhonggang agreed to pay all of the Repurchase Price within 10 working days from the execution of the Repurchase Agreement. Zhonggang also agreed to repay the outstanding energy saving service fees of RMB 1.5 million ($243,902) to Xi’an TCH within 3 working days from the execution of the Repurchase Agreement. As of December 31, 2014, Xi’an TCH received the payment in full of the repurchase price and the system was transferred. The outstanding balance of net investment receivable at date of transfer was $8.04 million. The Company recorded a $1.76 million gain from this transaction.

On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems would be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million ($24.54 million) for one WGPG system. Datong paidthe repurchase price to Xi’an TCH and, as of June 30, 2015, the systems were transferred. The outstanding balance of net investment receivable on the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie agreed to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project would be transferred to Jitie for a total price of RMB 90 million ($14.73 million), and Jitie agreed to pay RMB 45 million within five working days from the execution of the Repurchase Agreement and pay another RMB 45 million within 15 working days from the execution of the Repurchase Agreement. As of June 30, 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction.

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, will personally guarantee the payments. The ownership of the Project will conditionally be possessed by Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million. The Company recorded a $3.78 million loss from this transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2015 and 2014, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2015 and 2014, the Company had accounts receivable of $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng)and $16,330 from contingent rental income, respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of December 31, 2015 and 2014.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2015 and 2014, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of December 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $18.19 million, and (ii) Zhonghong entrusted loan of $58.83 million. As of December 31, 2014, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $67.41 million, and (ii) Zhonghong entrusted loan of $62.43 million.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2015 and 2014:

	2015	2014
Net income	$18,397,425	$19,811,922

Weighted average shares outstanding – basic	83,081,158	69,627,116
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	83,081,158	69,627,116

Earnings per share – basic	$0.22	$0.28
Earnings per share – diluted	$0.22	$0.28

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

 In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidancein ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases,along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginningafter December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect thisstandard will have on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six (6) months. As of December 31, 2015 and 2014, the Company had restricted cash of $1.13 million and $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of December 31, 2015, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of December 31, 2015 and 2014 are as follows:

	2015	2014
Total future minimum lease payments receivable	$387,612,418	$583,820,886
Less: executory cost	(93,054,738)	(134,771,919)
Less: unearned interest income	(154,799,027)	(268,028,368)
Investment in sales-type leases, net	139,758,653	181,020,599
Current portion	6,679,019	6,561,984
Noncurrent portion	$133,079,634	$174,458,615

As of December 31, 2015, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2016	$33,679,315
2017	32,524,332
2018	32,524,332
2019	32,524,332
2020	32,524,332
Thereafter	223,835,775
Total	$387,612,418

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.83 million and $0.88 million prepaid consulting expense as of December 31, 2015 and 2014, respectively. The Company had $0.30 million prepaid tax as of December 31, 2015.

6. OTHER RECEIVABLES

As of December 31, 2015, other receivables mainly consisted of 1) advance to third parties of $0.05 million, bearing no interest, payable upon demand; 2) advances to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and 3) tax receivable of $0.47 million. As of December 31, 2014, other receivables mainly consisted of advance to third party of $0.56 million, bore no interest, payable upon demand; advance to employees of $0.04 million, bore no interest, payable upon demand; and maintenance cost and tax receivable of $0.1 million.

7. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $184,160 equity based investment income during the year ended December 31, 2015; however it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 11). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of December 31, 2015 and 2014 the Company’s construction in progress included:

	2015	2014
Shanxi Datong Coal Group on 15MW WGPG	$-	$18,431,457
Xuzhou Zhongtai	28,100,201	26,573,828
Tangshan Rongfeng	-	28,373,387
Xuzhou Huayu	29,752,270	28,510,731
Xuzhou Tian’an	26,909,193	25,697,884
Boxing County Chengli	30,760,404	26,753,340
Total	$115,522,068	$154,340,627

As of December 31, 2015, the Company was committed to pay an additional 1) $7.34 million for Xuzhou Zhongtai project, 2) $7.70 million for Xuzhou Huayu project, 3) $9.24 million for Xuzhou Tian’an project, and 4) $6.57 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Income	$405,431	$1,872,995
Business	249,141	306,848
VAT arising from transfer WGPG to Shenmu	369,595	392,221
Other	34,250	42,247
Total	$1,058,417	$2,614,311

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Employee training, labor union expenditure and social insurance payable	$749,930	$693,969
Consulting, auditing, and legal expenses	1,342,395	537,973
Accrued payroll and welfare	278,819	304,512
Accrued interest expense	682,949	1,439,770
Other	145,302	274,520
Total	$3,199,395	$3,250,744

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

As of December 31, 2015 and 2014, deferred tax liability consisted of the following:

	2015	2014
Deferred tax asset — current (accrual of employee social insurance)	$98,372	$89,114
Deferred tax liability — current (net investment in sales-type leases)	(1,636,477)	(1,124,451)
Deferred tax liability, net of deferred tax asset – current	$(1,538,105)	$(1,035,337)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$22,498,560	$30,310,142
Deferred tax liability — noncurrent (net investment in sales-type leases)	(33,269,908)	(43,612,679)
Deferred tax liability, net of deferred tax asset – noncurrent	$(10,771,348)	$(13,302,537)

12. LOANS PAYABLE

Entrusted Loan Payable

 The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erduo TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of December 31, 2015, the entrusted loan payable had an outstanding balance of $70.38 million, of which, $11.55 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $11.55 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2015, the Company recorded interest expense of $475,004 on this loan and capitalized $8.82 million interest to construction in progress. For the year ended December 31, 2014, the Company recorded interest expense of $1,377,731 on this loan and capitalized $7.96 million interest to construction in progress.

Bank Loans - Industrial Bank

On November 8, 2011, Xi’an TCH entered into a loan agreement with the Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $21.04 million (RMB 130 million) to Xi’an TCH for four years to November 28, 2015. The loan agreement has a floating interest rate that resets at the beginning of each quarter at 115% of the national base interest rate for the same term and same level loan (then 7.36%).  Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning nine months after the date of the release of the funds, to make minimum quarterly principal payments of $1,618,463 (RMB 10 million). For the first nine months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by accounts receivable of Xi’an TCH, Pucheng and Shenqiu BMPG systems and the Chairman and CEO of the Company. As of December 31, 2015, this loan was paid in full.

On October 9, 2013, Xi’an TCH entered the second loan agreement with the same Industrial Bank for energy saving and emission reduction projects, whereby the Lender agreed to loan $16.40 million (RMB 100 million) to Xi’an TCH for four years to October 8, 2017. The loan agreement has a floating interest rate that resets at the beginning of each month at 120% of the national base interest rate for the same term and same level loan. Under the loan, Xi’an TCH is required to make quarterly interest payments and, beginning six months after the date of the release of the funds, to make minimum quarterly principal payments of $615,067 (RMB 3.75 million) for 2014, $1,025,111 (RMB 6.25 million) for 2015, and $1,230,133 (RMB 7.5 million) for 2016 and 2017. For the first six months, the loan was in a grace period and there was no repayment requirement. The loan is guaranteed by the assets of the Erdos project systems, the accounts receivable of Jilin Ferroallys and the Chairman and CEO of the Company. As of December 31, 2015, this loan was paid in full.

Bank Loan – Bank of Xi’an

On May 28, 2014, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.50 million (RMB 40 million) to Xi’an TCH for one year with maturity on May 29, 2015. The monthly interest rate of the loan was 0.65%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2015, this loan was paid in full.

On June 26, 2015, Xi’an TCH entered into another loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2015, this loan had an outstanding balance of $6.16 million, to be repaid within one year and was classified as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of December 31, 2015, this loan had an outstanding balance of $2.85 million and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of December 31, 2015, the Company had a $15.34 million outstanding balance under the Zhongtai Loan and was classified as a noncurrent liability.

The Zhongtai Loan has a term of four years. The annual interest rate for the first 24 months of the loan is 12%. ZRIT has the right to adjust the interest rate according to the market conditions after 24 months and Xi'an TCH has the right to prepay the Zhongtai Loan before maturity, if Xi’an TCH does not agree to such adjustment of interest rate. ZRIT has the right to request repayment of all principal and interest of the Zhongtai Loan on the two year anniversary date of the establishment of Trust Plan No. 1. Under the terms of the loan, Xi’an TCH should make the first, second, and all remaining repayment of the principal which is 30%, 30%, and 40% of the accumulated amount released by ZRIT on the last day of the 24th month, 36th month, and maturity date from the establishment of the trust plan.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT will set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan is secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. On December 21, 2015, Xi’an TCH paid in full the loan for the Rongfeng Project upon the transfer of the CDQ and a CDQ WHPG system to Rongfeng.

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

For the year ended December 31, 2015, the Company capitalized $2.71 million interest to construction in progress for ZRIT Trust loans.

Summary

As of December 31, 2015, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2016	$49,279,290
2017	24,371,688
2018	9,523,223
Total	$83,174,201

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.550 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the years ended December 31, 2015 and 2014, $0 and $207,550 (RMB 1,275,000) was amortized, respectively. In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of December 31, 2015 and 2014, the balance of refundable deposit from customers for systems leasing was $1,555,378 and $1,650,597, respectively.

15. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with a major shareholder and the Company's Chairman and CEO, pursuant to which the Chairman and CEO of the Company will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of December 31, 2015, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2014, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $40,954 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with the Chairman and CEO of the Company. Pursuant to the Agreement, the Company issued to the Chairman and CEO of the Company, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014 respectively, in the amounts of RMB 74.05 million and RMB 42.85 million respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company agreed to file a registration statement for the registration of the Shares for their resale by the Chairman and CEO of the Company within 180 days from the effective date of this Agreement; the Company is currently working on the registration statement and has not yet filed with the SEC.

During the year ended December 31, 2015, the Company received RMB 30.47 million ($4.89 million) interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major shareholder became the shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for BMPG system transforamton.

During the year ended December 31, 2015, the Company received RMB 33.34 million ($5.35 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major shareholder became the shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for WGPG system transforamton.

16. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the years ended December 31, 2015 and 2014, the Company had losses of $29,582 and $86,730 that were attributable to the noncontrolling interest, respectively.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of December 31, 2015, had net operating loss (“NOL”) carry forwards for income taxes of $14.36 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $22.38 and $27.30 million for the years ended December 31, 2015 and 2014, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2015, $114.90 million of accumulated undistributed earnings of non-US subsidiaries were indefinitely invested. At the existing US federal income tax rate, additional taxes of $23.22 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014, respectively:

	2015	2014
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(9.3)%	(9.5)%
Effective tax holiday	(7.2)%	(8.0)%
Prior periods income tax adjustment per income tax return filed	(1.8)%	1.4%
Other	(2.0)%	0.4%
Effect of tax rate change on deferred tax items	-%	3.5%
Valuation allowance on PRC NOL	0.1%	-%
Valuation allowance on US NOL	1.2%	1.9%
Tax per financial statements	15.0%	23.7%

The provision for income taxes expense for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Income tax expense – current	$4,497,150	$5,055,803
Income tax expense (benefit) - deferred	(1,252,455)	1,055,464
Total income tax expense	$3,244,695	$6,111,267

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

On November 11, 2009, the Company granted options to two employees for 290,000 shares of the Company’s common stock at $2.35 per share. The options vested over three (3) years and have a life of five (5) years. The FV of the options was calculated using the following assumptions, estimated life of five (5) years, volatility of 100%, risk free interest rate of 3.84%, and dividend yield of 0%. The grant date FV of options was $518,513. The options expired on November 10, 2014.

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

The following table summarizes activity for employees in the Company’s Plan:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	1,023,333	$2.85	1.40
Exercisable at January 1, 2014	1,023,333	2.85	1.40
Granted	-	-	-
Exercised	-	-	-
Forfeited	290,000	-	-
Outstanding at December 31, 2014	733,333	$3.05	0.62
Exercisable at December 31, 2014	733,333	3.05	0.62
Granted	-	-	-
Exercised	-	-	-
Forfeited	733,333	3.05	-
Outstanding at December 31, 2015	-	-	-
Exercisable at December 31, 2015	-	$-	-

The Company recorded no compensation expense for stock options to employees during each of the years ended December 31, 2015 and 2014.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares. The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made under the Equity Plan as of December 31, 2015.

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

On October 7, 2010, the Board appointed Mr. Yilin Ma and Mr. Chungui Shi as new members of the Board to fill the director vacancies until their successors have been duly elected and qualified. In connection with their appointment, the Board authorized the Company to provide Mr. Shi with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s common stock, at an exercise price equal to the closing price per share of the Company’s common stock on October 7, 2010. The Director Stock Options vested and became exercisable upon shareholder approval; the options had a life of five years from the original grant date. The FV of these options was calculated using the following assumptions: estimated life of five years, volatility of 87%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of the Director Stock Options was $83,000. On October 31, 2013, the Company was notified by NASDAQ that the grant of options to Mr. Chungui Shi were subject to our shareholders’ approval pursuant to NASDAQ rule 5635(c); accordingly, on November 11, 2013, the Company and Mr. Shi entered into that certain First Amendment to the Non-Statutory Stock Option Agreement. Per the First Amendment, the parties agreed that the underlying Nonstatutory Stock Option Agreement would be subject to stockholder approval at the Company's 2014 Annual Meeting of Shareholders and that if shareholder approval was not obtained, the initial grant would be deemed null and void and Mr. Shi would not have a right to these shares, the stock options granted to Mr. Shi were approved at the Company’s 2014 Annual Meeting. The options expired on October 6, 2015.

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

For purposes of the above calculation, the fair market value per share shall be the closing price quoted on the NASDAQ Capital Market for the five (5) trading days prior to the date on which a written notice of such holder’s election to exercise his/her option has been received by the Company. During 2013, one of the Company’s directors exercised 10,000 shares of stock options into 5,261 shares of the Company’s common stock. During the year ended December 31, 2014, two of the Company’s directors exercised 60,000 shares (50,000 and 10,000 shares respectively) of stock options into 36,124 shares (30,575 and 5,549 shares respectively) of the Company’s common stock.

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the board of directors to fill a vacancy on the Board and Mr. Huang will serve until his successor has been duly elected and qualified. In connection with the appointment, the Board of Directors of the Company authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company's Common Stock on March 31, 2015. Such optionswere only valid and exercisable upon shareholder approval. The options to Mr. Huang were not voted upon at the Company’s annual shareholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual shareholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2014	200,000	$2.64	1.05
Exercisable at January 1, 2014	160,000	2.64	0.74
Granted	-	-	-
Exercised	60,000	1.85	-
Forfeited	60,000	-	-
Outstanding at December 31, 2014	80,000	$3.83	0.31
Exercisable at December 31, 2014	80,000	3.83	0.31
Granted	40,000	1.02	4.77
Exercised	-	-	-
Forfeited	80,000	-	-
Outstanding at December 31, 2015	40,000	1.02	4.77
Exercisable at December 31, 2015	40,000	$1.02	4.77

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

Shares issued to CEO

On August 27, 2014, the Company entered into a Share Purchase Agreement with Mr. Guohua Ku, a Chinese citizen, major shareholder, Chairman and Chief Executive Officer of this Company. Pursuant to the Agreement, the Company issued to Mr. Ku, 13,829,074 shares of common stock of the Company on September 5, 2014. The purchase price per share for the Shares shall be the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the FV of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement. The Company has not yet filed the registration statement.

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2015.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2015

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 64,672,311 ($9,938,025)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,926,377)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of each of December 31, 2015 and 2014, Xi’an TCH had outstanding notes receivable of $0.

21. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the years ended December 31, 2015 and 2014, the rental expense of Xi’an TCH was $388,211 and $402,374, respectively.

Future minimum annual rental payments required under operating leases as of December 31, 2015 were as below (by year):

2016	$59,462
Total	$59,462

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai, and Note 8 for commitments on construction in progress.

22. SUBSEQUENT EVENT

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin. The Transfer Agreement provided for the sale to Zhongtai of the CDQ Waste Heat Power Generation Project from Xi’an TCH. Xi’an TCH agreed to transfer to Zhongtai all the project assets under construction under the Agreement. Additionally, Huaxin should continue to construct and complete the Project and Xi’an agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai should pay to Xi’an an aggregate transfer price of RMB 167,360,000 ($25.77 million) including RMB 152,360,000 ($23.46 million) payments for the construction of the Project and RMB 15,000,000 ($2.31 million) partial loan interest incurred during the construction period whereby (a) RMB 50,000,000 ($7.70 million) should be paid by Zhongtai to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 30,000,000 ($4.62 million) will be paid by Zhongtai to Xi’an TCH within 20 business days after the Project is completed, but no later than July 30, 2016 and (c) RMB 87,360,000 ($13.45 million) will be paid by Zhongtai to Xi’an TCH no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”)will guarantee the payments. The ownership of the Project will conditionally be possessed by Zhongtai within 3 business days following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtat after it completes the entire payment pursuant to the Transfer Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.

(iii)	Consolidated Statements of Income for the years ended December 31, 2015 and December 31, 2014.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and December 31, 2014.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 29, 2016	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: March 29, 2016	By:	/s/ Yongjiang Shi
Yongjiang Shi
Secretary, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2016.

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

Signature	Title

/s/ Guohua Ku
Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer

/s/ Yongjiang Shi
Yongjiang Shi	Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Yulong Ding
Yulong Ding	Director

/s/ Geyun Wang
Geyun Wang	Director

/s/ LuLu Sun
LuLu Sun	Director

/s/ Cangsang Huang
Cangsang Huang	Director

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010).

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

10.36	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012 (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2012).

10.37	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.38	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013)

10.39	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.40	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi'an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.41	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.42	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.43	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.44	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.45	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013)

10.46	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.47	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.48	Early Repayment Agreement, dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd. and Cinda Financial Leasing Co., Ltd. (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.49	Repurchase Agreement for the Waste Heat Power Generation Project of Zhong Gang Group Bin Hai Enterprise Co., Ltd., dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd and Zhong Gang Group Bin Hai Enterprise Co., Ltd. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.50	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company's Definitive Schedule 14A filed on April 30, 2015)*

10.51	Repurchase Agreement for the Recycling Economy Project of Datong Coal Mine Tianjian Iron & Steel Co., Ltd., dated May 29, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015)

10.52	Repurchase Agreement for the Waste Heat Power Generation Project of Sinosteel Group Jilin Ferroalloy Co., Ltd., dated June 18, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Sinosteel Group Jilin Ferroalloys Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2015)

10.53	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015)

10.54	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries†

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.