Form 10-Q
period 2016-03-31
CHINA RECYCLING ENERGY CORP
filed 2016-05-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of May 12, 2016 was 83,084,035.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash and equivalents	$34,559,148	$41,749,388
Restricted cash	866,712	1,130,344
Accounts receivable	33,640,810	15,399,778
Current portion of investment in sales-type leases, net	6,925,405	6,679,019
Interest receivable on sales type leases	554,541	555,451
Prepaid expenses	791,509	1,179,778
Other receivables	518,523	553,886

Total current assets	77,856,648	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	131,969,396	133,079,634
Long term investment	1,008,811	950,470
Long term deposit	57,319	57,033
Property and equipment, net	15,634	17,724
Construction in progress	90,284,296	115,522,068

Total non-current assets	223,335,456	249,626,929

TOTAL ASSETS	$301,192,104	$316,874,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$130,784	$427,732
Notes payable - bank acceptances	1,331,022	1,130,344
Taxes payable	1,068,366	1,058,417
Accrued liabilities and other payables	2,262,066	3,199,395
Due to related parties	44,159	44,059
Deferred tax liability, net	1,532,207	1,538,105
Loans payable - current	6,190,800	6,159,911
Interest payable on entrusted loans	270,149	268,801
Current portion of entrusted loan payable	43,335,603	43,119,379

Total current liabilities	56,165,156	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	10,691,719	10,771,348
Refundable deposit from customers for systems leasing	1,563,177	1,555,378
Loans payable	2,166,780	18,187,138
Entrusted loan payable	15,786,541	15,707,773

Total noncurrent liabilities	30,208,217	46,221,637

Total liabilities	86,373,373	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 83,084,035 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	83,084	83,084
Additional paid in capital	111,714,392	111,714,392
Statutory reserve	13,944,016	13,823,789
Accumulated other comprehensive income	4,279,972	3,210,315
Retained earnings	84,634,401	84,661,602

Total Company stockholders' equity	214,655,865	213,493,182

Noncontrolling interest	162,866	213,611

Total equity	214,818,731	213,706,793

TOTAL LIABILITIES AND EQUITY	$301,192,104	$316,874,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Revenue
Sales of systems	$-	$-
Contingent rental income	6,761	174,338

Total revenue	6,761	174,338

Cost of sales
Cost of systems and contingent rental income	6,458	12,280

Total cost of sales	6,458	12,280

Gross profit	303	162,058

Interest income on sales-type leases	4,881,530	6,492,282

Total operating income	4,881,833	6,654,340

Operating expenses
General and administrative	491,082	704,561

Total operating expenses	491,082	704,561

Income from operations	4,390,751	5,949,779

Non-operating income (expenses)
Interest income	31,688	32,287
Interest expense	(1,349,570)	(493,705)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,823,328)	-
Other income (expense)	2,976	(362,949)

Total non-operating expenses, net	(4,138,234)	(824,367)

Income before income tax	252,517	5,125,412
Income tax expense	210,771	997,952

Income before noncontrolling interest	41,746	4,127,460

Less: loss attributable to noncontrolling interest	(51,280)	(8,338)

Net income attributable to China Recycling Energy Corporation	93,026	4,135,798

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	1,069,657	(793,715)
Foreign currency translation gain (loss) attributable to noncontrolling interest	535	(964)

Comprehensive income attributable to China Recycling Energy Corporation	$1,162,683	$3,342,083

Comprehensive loss attributable to noncontrolling interest	$(50,745)	$(9,303)

Basic weighted average shares outstanding	83,084,035	83,072,368
Diluted weighted average shares outstanding	83,084,035	83,072,368

Basic earnings per share	$0.00	$0.05
Diluted earnings per share	$0.00	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$41,746	$4,127,460
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	2,157	19,268
Investment income	(53,019)	(4,473)
Changes in deferred tax	(145,728)	125,508
Loss on sale of construction in progress of Xuzhou Zhongtai	2,823,328	-
Changes in assets and liabilities:
Interest receivable on sales type leases	3,657	(415,672)
Collection of principal on sales type leases	1,548,477	1,357,399
Prepaid expenses	390,102	400,447
Accounts receivable	(17,975,738)	(72,133)
Other receivables	(513,657)	(740,307)
Construction in progress	22,726,423	(4,285,439)
Accounts payable	(103,005)	294,480
Taxes payable	4,593	(867,846)
Accrued liabilities and other payables	(942,141)	(1,031,212)

Net cash provided by (used in) operating activities	7,807,195	(1,092,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	817,914	-
Acquisition of property and equipment	-	(19,711)

Net cash provided by (used in) investing activities	817,914	(19,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(15,944,737)	(5,579,993)
Long term payable	-	(2,393,972)
Advance from related parties	100	-

Net cash used in financing activities	(15,944,637)	(7,973,965)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	129,288	(132,408)

NET DECREASE IN CASH AND EQUIVALENTS	(7,190,240)	(9,218,604)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF PERIOD	$34,559,148	$26,652,426

Supplemental cash flow data:
Income tax paid	$343,544	$1,729,716
Interest paid	$3,556,997	$5,278,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, in the Peoples Republic of China (“PRC”). On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is principally engaged in project investment, investment management, economic information consulting, and technical services.

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems were transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

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

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie repurchased the Jitie Project from Xi’an TCH and paid outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five working days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). In July 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which the Company expects to complete in the second quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin. The Transfer Agreement provided for the sale to Zhongtai of the CDQ Waste Heat Power Generation Project from Xi’an TCH. Xi’an TCH agreed to transfer to Zhongtai all the project assets under construction under the Agreement. Additionally, Huaxin should continue to construct and complete the Project and Xi’an agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an an aggregate transfer price of RMB 167,360,000 ($25.77 million) including a payment of RMB 152,360,000 ($23.46 million) for the construction of the Project and a payment of RMB 15,000,000 ($2.31 million) as payment for partial loan interest incurred during the construction period whereby (a) RMB 50,000,000 ($7.70 million) was due by Zhongtai to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 30,000,000 ($4.62 million) will be paid by Zhongtai to Xi’an TCH within 20 business days after the Project is completed, but no later than July 30, 2016 and (c) RMB 87,360,000 ($13.45 million) will be paid by Zhongtai to Xi’an TCH no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments. The ownership of the Project was conditionally transferred to Zhongtai within 3 business days following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtat after it completes the entire payment pursuant to the Transfer Agreement. As of March 31, 2016, Xi’an TCH had received the first payment of $7.70 million. The Company recorded a $2.82 million loss from this transaction.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH had received the first payment of $10.05 million, and on April 6, 2016, the second payment of $7.70 million was received. The Company recorded a $3.78 million loss from this transaction in 2015.

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

Baoliyuan could terminate the Agreement prior to the end of the term by providing Xi’an TCH with 60 days' notice and upon the payment of the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than five years (including five years) into the term when Baoliyuan requested termination, Baoliyuan was to pay Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system had already operated); 2) if it was more than five years into the term when Baoliyuan requested the termination, Baoliyuan was to pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty years).

From the first month of the completion of Waste Water Treatment Project, Baoliyuan was to pay a fixed monthly fee for the waste water treatment system at RMB 1.05 million per month ($171,010) for the first 12 months and RMB 940,000 per month ($153,094) for the next 12 months.

The Baoliyuan project was cancelled in May 2015 because the project required blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to environmental concerns of the government.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services.

Summary of Sales-Type Lease at March 31, 2016

Status at March 31, 2016

As of March 31, 2016, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of March 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the year ended December 31, 2015 and the period ended March 31, 2016, the Company entered into the following Asset Repurchase Agreements:

On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five working days from the execution of the Repurchase Agreement. The Systems would be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million ($24.54 million) for one WGPG system. Datong paid the repurchase price to Xi’an TCH and, as of June 30, 2015, the systems were transferred. The outstanding balance of net investment receivable on the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of March 31, 2016, Xi’an TCH received the first payment of $10.05 million and the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin. The Transfer Agreement provided for the sale to Zhongtai of the CDQ Waste Heat Power Generation Project from Xi’an TCH. Xi’an TCH agreed to transfer to Zhongtai all the project assets under construction under the Agreement. Additionally, Huaxin should continue to construct and complete the Project and Xi’an agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai should pay to Xi’an an aggregate transfer price of RMB 167,360,000 ($25.77 million) including RMB 152,360,000 ($23.46 million) payments for the construction of the Project and RMB 15,000,000 ($2.31 million) partial loan interest incurred during the construction period whereby (a) RMB 50,000,000 ($7.70 million) should be paid by Zhongtai to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 30,000,000 ($4.62 million) will be paid by Zhongtai to Xi’an TCH within 20 business days after the Project is completed, but no later than July 30, 2016 and (c) RMB 87,360,000 ($13.45 million) will be paid by Zhongtai to Xi’an TCH no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments. The ownership of the Project was conditionally transferred to Zhongtai within 3 business days following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtat after it completes the entire payment pursuant to the Transfer Agreement. As of March 31, 2016, Xi’an TCH had received the first payment of $7.70 million. The Company recorded a $2.82 million loss from this transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2015 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiary, Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2016 and December 31, 2015, the Company had accounts receivable of $33,640,810 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng and sale of CDQ and a CDQ WHPG system to Zhongtai), and $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of March 31, 2016 and December 31, 2015.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2016, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans of $2.17 million, and (ii) Zhonghong entrusted loan of $59.12 million. As of December 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $18.19 million, and (ii) Zhonghong entrusted loan of $58.83 million.

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

As of March 31, 2016 and December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	2016	2015
Net income	$93,026	$4,135,798

Weighted average shares outstanding – basic	83,084,035	83,072,368
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	83,084,035	83,072,368

Earnings per share – basic	$0.00	$0.05
Earnings per share – diluted	$0.00	$0.05

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six (6) months. As of March 31, 2016 and December 31, 2015, the Company had restricted cash of $0.87 million and $1.13 million.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); (iii) Shenqiu Phase II (9.5 year term); and (iv) WGPG systems to Yida (15 year term). In addition, as of March 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
Total future minimum lease payments receivable	$381,384,263	$387,612,418
Less: executory cost	(91,850,486)	(93,054,738)
Less: unearned interest income	(150,638,976)	(154,799,027)
Investment in sales-type leases, net	138,894,801	139,758,653
Current portion	6,925,405	6,679,019
Noncurrent portion	$131,969,396	$133,079,634

As of March 31, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$33,848,202
2018	32,687,426
2019	32,687,426
2020	32,687,426
2021	32,687,426
Thereafter	216,786,357
Total	$381,384,263

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365 day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.47 million and $0.83 million prepaid consulting expense as of March 31, 2016 and December 31, 2015, respectively. The Company had $0.30 million prepaid tax as of March 31, 2016 and December 31, 2015.

6. OTHER RECEIVABLES

As of March 31, 2016, other receivables mainly consisted of 1) advance to third parties of $0.01 million, bearing no interest, payable upon demand; 2) advances to employees of $0.04 million, bearing no interest, payable upon demand; and 3) maintenance cost and tax receivable of $0.47 million. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

7. LONG TERM INVESTMENT

On June 25, 2013 Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $53,019 equity based investment income during the three months ended March 31, 2016; however it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (Note 12). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of March 31, 2016 and December 31, 2015, the Company’s construction in progress included:

	2016	2015
Xuzhou Zhongtai	-	28,100,201
Xuzhou Huayu	30,626,930	29,752,270
Xuzhou Tian’an	27,721,231	26,909,193
Boxing County Chengli	31,936,135	30,760,404
Total	$90,284,296	$115,522,068

As of March 31, 2016, the Company was committed to pay an additional 1) $7.74 million for Xuzhou Huayu project, 2) $9.29 million for Xuzhou Tian’an project, and 3) $5.58 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015
Income	$412,589	$405,431
Business	250,732	249,141
VAT arising from transfer WGPG to Shenmu	371,448	369,595
Other	33,597	34,250
Total	$1,068,366	$1,058,417

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015
Employee training, labor union expenditure and social insurance payable	$753,690	$749,930
Consulting, auditing, and legal expenses	1,073,981	1,342,395
Accrued payroll and welfare	280,146	278,819
Accrued interest expense	16,567	682,949
Other	137,682	145,302
Total	$2,262,066	$3,199,395

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

As of March 31, 2016 and December 31, 2015, deferred tax liability consisted of the following:

	2016	2015
Deferred tax asset — current (accrual of employee social insurance)	$164,775	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,696,982)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,532,207)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$22,300,630	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(32,992,349)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(10,691,719)	$(10,771,348)

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

The loan agreement provides, Zhonghong shall also maintain a certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

●	During the first three years from the first release of the loan, the balance in its account shall be no less than RMB 7.14 million ($1.19 million) on the 20th day of the second month of each quarter and no less than RMB 14.28 million ($2.38 million) on the 14th day of the last month of each quarter;

●	During the fourth year from the first release of the loan, the balance in its account shall be no less than RMB 1.92 million ($0.32 million) on the 20th day of the second month of each quarter and no less than RMB 3.85 million ($0.64 million) on the 14th day of the last month of each quarter; and

●	During the fifth year from the first release of the loan, the balance in its account shall be no less than RMB 96,300 ($16,050) on the 20th day of the second month of each quarter and no less than RMB 192,500 ($32,080) on the 14th day of the last month of each quarter.

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($45.54 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of March 31, 2016, the entrusted loan payable had an outstanding balance of $70.73 million, of which, $11.61 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $11.61 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the three months ended March 31, 2016, the Company recorded interest expense of $823,698 on this loan and capitalized $1.39 million interest to construction in progress. For the three months ended March 31, 2015, the Company recorded interest expense of $137,463 on this loan and capitalized $2.19 million interest to construction in progress.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of March 31, 2016, this loan had an outstanding balance of $6.19 million, to be repaid within one year and was classified as a current liability.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of March 31, 2016, this loan had an outstanding balance of $2.17 million and was classified as a noncurrent liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of March 31, 2016, this loan was paid in full.

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

For the three months ended March 31, 2016, the Company capitalized $0 interest to construction in progress for ZRIT Trust loans.

Summary

As of March 31, 2016, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2017	$49,526,403
2018	17,643,781
2019	309,540
Total	$67,479,724

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

In addition to the leasing fees, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.55 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the three months ended March 31, 2016 and 2015, $0 was amortized, respectively. In accordance with ASC 840-10-25-4, since CREG retains substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of March 31, 2016 and December 31, 2015, the balance of refundable deposit from customers for systems leasing was $1,563,177 and $1,555,378, respectively.

15. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with a major shareholder and the Company's Chairman and CEO, pursuant to which the Chairman and CEO of the Company will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of March 31, 2016, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,159 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2015, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand.

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

During the three months ended March 31, 2016, the Company received RMB 7.37 million ($1.13 million) interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major shareholder became a shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for BMPG system transformation.

During the three months ended March 31, 2016, the Company received RMB 8.30 million ($1.27 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major shareholder became a shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for WGPG system transformation.

16. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the three months ended March 31, 2016 and 2015, the Company had losses of $51,280 and $8,338 that were attributable to the noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2016 and 2015 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013 through December 31, 2015, and is subject to 25% income tax rate in 2016 unless the renewal of preferential income tax rate is approved by the authority. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2016 and 2015 was 25%. Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of March 31, 2016, had net operating loss (“NOL”) carry forwards for income taxes of $14.54 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015, respectively:

	2016	2015
US statutory rates	34.0%	34.0%
Tax rate difference – current provision	(15.6)%	(9.5)%
Effective tax holiday	-%	(7.0)%
Effect of tax rate change on deferred tax items	39.6%	-%
Valuation allowance on PRC NOL	0.7%	-%
Valuation allowance on US NOL	24.8%	2.0%
Tax per financial statements	83.5%	19.5%

The provision for income taxes expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015
Income tax expense – current	$356,499	$872,444
Income tax expense (benefit) - deferred	(145,728)	125,508
Total income tax expense	$210,771	$997,952

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

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

The Company recorded no compensation expense for stock options to employees during each of the three months ended March 31, 2016 and 2015.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares. The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made under the Equity Plan as of March 31, 2016.

Options to Independent Directors

On January 20, 2010, the Company granted stock options for 40,000 shares of the Company’s common stock, at $4.68 per share to an independent director. The options vested and became exercisable on the six-month anniversary of the grant date with a life of five years. The FV of the options was calculated using the following assumptions: estimated life of five years, volatility of 100%, risk free interest rate of 3.54%, and dividend yield of 0%. The grant date FV of options was $142,000. The options expired on January 19, 2015.

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

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the board of directors to fill a vacancy on the Board and Mr. Huang will serve until his successor has been duly elected and qualified. In connection with the appointment, the Board of Directors of the Company authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company's Common Stock on March 31, 2015. Such options were only valid and exercisable upon shareholder approval. The options to Mr. Huang were not voted upon at the Company’s annual shareholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual shareholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	80,000	$3.83	0.31
Exercisable at January 1, 2015	80,000	3.83	0.31
Granted	40,000	1.02	4.77
Exercised	-	-	-
Forfeited	80,000	-	-
Outstanding at December 31, 2015	40,000	1.02	4.77
Exercisable at December 31, 2015	40,000	1.02	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2016	40,000	1.02	4.52
Exercisable at March 31, 2016	40,000	$1.02	4.52

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of March 31, 2016 and December 31, 2015, Xi’an TCH had outstanding notes receivable of $0.

21. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for an additional two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the three months ended March 31, 2016 and 2015, the rental expense of Xi’an TCH was $56,726 and $99,794, respectively.

Future minimum annual rental payments required under operating leases as of March 31, 2016 were as below (by year):

2017	$327,065
2018	$196,239
Total	$523,304

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

22. SUBSEQUENT EVENT

[None.]

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

As of March 31, 2016, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Yida (for one coke oven gas power generation (“WGPG”) system; (ii) Erdos (for five recycling waste heat power generating systems); (iii) Pucheng (for two biomass power generation (“BMPG”) systems); (iv) Shenqiu (for two BMPG systems).

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

On October 8, 2012, Xi’an TCH entered into an Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will be transferred from Xi’an TCH to Shenqiu at no additional cost.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH is to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25,747,692 and the “Transfer Price”), whereby (a) RMB 50,000,000 (approximately $7,692,308) of the Transfer Price is to be paid within 20 working days from the execution of the Transfer Agreement; (b) RMB 30,000,000 (approximately $4,615,385) of the Transfer Price is to be paid within 20 working days upon the completion of the construction of the Project but not later than July 30, 2016; and (c) RMB 87,360,000 (approximately $13,440,000) of the Transfer Price is to be paid before July 30, 2017. The temporary ownership of the Project transferred from Xi'an TCH to Zhongtai within 3 business days after the first payment of RMB 50,000,000 is made to Xi'an TCH and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi'an TCH is to agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai pays off the full Transfer Price according to the requirements of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi'an TCH is to retain the ownership of the Project and both parties shall continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments. As of March 31, 2016, Xi’an TCH received the first payment of $7.70 million. The Company recorded a $2.82 million loss from this transaction.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest shareholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million, and on April 6, 2016, the second payment of $7.70 million was received. The Company recorded a $3.78 million loss from this transaction in 2015.

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

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major shareholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of March 31, 2016, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,159 in advances from the Company’s management, which bore no interest, and were payable upon demand of the management.

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

During the three months ended March 31, 2016, the Company received RMB 7.37 million ($1.13 million) interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major shareholder became a shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for BMPG system transformation.

During the three months ended March 31, 2016, the Company received RMB 8.30 million ($1.27 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major shareholder became a shareholder of CREG through the issuance of the Company’s common stock to this shareholder for transferring the old system to CREG for WGPG system transformation.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$6,761	100%	$174,338	100%
Sales of systems	-	-%	-	-%
Contingent rental income	6,761	100%	174,338	100%
Cost of sales	6,458	96%	12,280	7%
Cost of systems and contingent rental income	6,458	96%	12,280	7%
Gross profit	303	4%	162,058	93%
Interest income on sales-type leases	4,881,530	72201%	6,492,282	3724%
Total operating income	4,881,833	72205%	6,654,340	3817%
Total operating expenses	(491,082)	(7263)%	(704,561)	(404)%
Income from operations	4,390,751	64942%	5,949,779	3413%
Total non-operating expenses, net	(4,138,234)	(61207)%	(824,367)	(473)%
Income before income tax	252,517	3735%	5,125,412	2940%
Income tax expense	210,771	3117%	997,952	572%
Less: net loss attributable to noncontrolling interest	(51,280)	(758)%	(8,338)	(5)%
Net income attributable to China Recycling Energy Corp	$93,026	1376%	$4,135,798	2372%

SALES. Total sales for the three months ended March 31, 2016 were $6,761 while total sales for the comparable period of 2015 were $0.17 million, a decrease of $0.17 million. Of the total sales, sales of systems for the three months ended March 31, 2016 and 2015 were $0. For the three months ended March 31, 2016, the Company received contingent rental income of $6,761 from the usage of electricity in addition to the minimum lease payments, compared to $0.17 million for the comparable period in 2015. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended March 31, 2016 was $6,458 while our COS for the comparable period of 2015 was $0.01 million, a decrease of $5,822.

GROSS PROFIT. Gross profit was $303 for the three months ended March 31, 2016, compared to $0.16 million for the comparable period of 2015, representing a blended gross margin of 4% and 93% for the comparable periods of 2016 and 2015, respectively. The decrease in blended gross margin in the three months ended March 31, 2016 was primarily due to decreased contingent rental income for the three months ended March 31, 2016, compared to the period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2016 was $4.88 million, a $1.61 million decrease from $6.49 million for the comparable period of 2015. During the three months ended March 31, 2016, interest income was derived from the following 10 sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $0.49 million for the three months ended March 31, 2016 as compared to $0.70 million for the comparable period of 2015, a decrease of $0.21 million or 30%. The decrease was mainly due to a $0.03 million decrease in auditing expense, a $0.05 million decrease in payroll expense, a $0.05 million decrease in investor relation expense, and a $0.04 million decrease in rental expense compared to the same period of last year.

NET NON-OPERATING EXPENSES. Net non-operating expense consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the three months ended March 31, 2016, net non-operating expense was $4.14 million compared to net non-operating expense of $0.82 million for the comparable period of 2015. For the three months ended March 31, 2016, we had $0.03 million interest income and $2,976 other income, but the amounts were offset by a $1.35 million interest expense on loans and a $2.82 million loss from the sale of construction in progress of the Xuzhou Zhongtai project. For the comparable period of 2015, we had $0.49 million interest expense on loans, and $0.37 million other expense (mainly consisting of $0.38 million financial expense, but offset with $0.01 million other non-operating income). In addition, we had $0.03 million interest income.

INCOME TAX EXPENSE. Income tax expense was $0.21 million for the three months ended March 31, 2016, a decrease of $0.79 million from $1.00 million for the comparable period of 2015. The consolidated effective income tax rate for the three months ended March 31, 2016 and 2015 were 83.5% and 19.5%, respectively; the increase of effective income tax rate in 2016 was mainly due to the effect of the tax rate change on deferred tax items for Xi’an TCH for the three months ended March 31, 2016. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME. Net income for the three months ended March 31, 2016 was $0.09 million compared to net income of $4.14 million for the comparable period of 2015, a decrease of $4.04 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases in the three months ended March 31, 2016.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2016 and 2015

As of March 31, 2016, the Company had cash and equivalents of $34.56 million, other current assets of $43.30 million, current liabilities of $56.17 million, working capital of $21.69 million, a current ratio of 1.39:1 and a debt-to-equity ratio of 0.32:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating Activities	$7,807,195	$(1,092,520)
Investing Activities	817,914	(19,711)
Financing Activities	(15,944,637)	(7,973,965)

Net cash provided by operating activities was $7.81 million during the three months ended March 31, 2016, compared to $1.09 million used in operating activities in the comparable period of 2015. The increase in net cash inflow in the three months ended March 31, 2016 was mainly due to increased cash received in connection with construction in progress by $27.01 million as a result of sale of construction in progress of Xuzhou Zhongtai; however, the increase in cash inflow was partially offset by decreased net income by $4.09 million and increased accounts receivable outstanding by $17.90 million.

Net cash provided by investing activities was $0.82 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $0.02 million in the comparable period of 2015. We had $0.82 million cash inflow from change in restricted cash in the three months ended March 31, 2016 compared with $0.02 million cash outflow for acquisition of property and equipment in the same period of 2015.

Net cash used in financing activities was $15.94 million for the three months ended March 31, 2016 compared to net cash used in financing activities of $7.97 million for the comparable period of 2015. The cash outflow in the three months ended March 31, 2016 mainly included $15.94 million repayment of bank loans. In comparison, during the three months ended March 31, 2015, we had $5.58 million repayment of bank loans and $2.39 million repayment of a long-term payable.

We believe we have sufficient cash to continue our current business through 2016 based on recurring receipts from existing sales-type leases. As of March 31, 2016, we have five recycling WHPG systems from the Erdos projects, four BMPG systems (two for Pucheng and two for Shenqiu), and one WGPG system for Yida, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2016. The 10 systems that are currently in operation have minimum monthly lease payments of RMB 11.17 million ($1.81 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2016.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is now required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	March 31, 2016	December 31, 2015
Unrestricted retained earnings	$84,634,401	$84,661,602
Restricted retained earnings (surplus reserve fund)	13,944,016	13,823,789
Retained earnings (including surplus reserve fund)	$98,578,417	$98,485,391

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

Contractual Obligations

Company’s contractual obligations as of March 31, 2016 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$6,190,800	$2,166,780	12
Entrusted loan	43,335,603	15,786,541	12
Total	$49,526,403	$17,953,321

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2016, Zhonghong has paid $31.94 million for the project, and is committed to pay an additional $5.58 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2016, Zhonghong has paid $30.63 million for the Huayu project and $27.72 million for the Tian’an project and is committed to pay an additional $7.74 million for the Huayu project and $9.29 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2015. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: March 16, 2016	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2016	/s/ Yongjiang Shi
Yongjiang Shi Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

