Form 10-Q
period 2016-06-30
CHINA RECYCLING ENERGY CORP
filed 2016-08-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of August 10, 2016 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash and equivalents	$42,736,716	$41,749,388
Restricted cash	542,888.00	1,130,344
Accounts receivable	34,588,008	15,399,778
Current portion of investment in sales-type leases, net	5,629,204	6,679,019
Interest receivable on sales type leases	1,486,391	555,451
Prepaid expenses	373,355	1,179,778
Other receivables	721,042	553,886

Total current assets	86,077,604	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	111,860,592	133,079,634
Long term investment	1,035,110	950,470
Long term deposit	55,850	57,033
Property and equipment, net	14,249	17,724
Construction in progress	88,629,529	115,522,068

Total non-current assets	201,595,330	249,626,929

TOTAL ASSETS	$287,672,934	$316,874,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$797,368	$427,732
Notes payable - bank acceptances	995,295	1,130,344
Taxes payable	1,163,427	1,058,417
Accrued liabilities and other payables	2,596,722	3,199,395
Due to related parties	44,328	44,059
Deferred tax liability, net	1,058,223	1,538,105
Loans payable - current	1,432,622	6,159,911
Interest payable on entrusted loans	239,294	268,801
Current portion of entrusted loan payable	42,224,635	43,119,379

Total current liabilities	50,551,914	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	9,145,713	10,771,348
Refundable deposit from customers for systems leasing	1,070,696	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	15,381,831	15,707,773

Total noncurrent liabilities	25,598,240	46,221,637

Total liabilities	76,150,154	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,159 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,255,172	13,823,789
Accumulated other comprehensive income	(1,288,997)	3,210,315
Retained earnings	86,671,167	84,661,602

Total Company stockholders' equity	211,434,818	213,493,182

Noncontrolling interest	87,962	213,611

Total equity	211,522,780	213,706,793

TOTAL LIABILITIES AND EQUITY	$287,672,934	$316,874,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Revenue
Sales of systems	$-	$24,474,612	$-	$24,474,612
Contingent rental income	6,759	275,427	-	101,089

Total revenue	6,759	24,750,039	-	24,575,701

Cost of sales
Cost of systems and contingent rental income	8,125	21,476,876	-	21,464,596

Total cost of sales	8,125	21,476,876	-	21,464,596

Gross profit (loss)	(1,366)	3,273,163	-	3,111,105

Interest income on sales-type leases	8,659,829	12,821,625	3,778,299	6,329,343

Total operating income	8,658,463	16,094,788	3,778,299	9,440,448

Operating expenses
General and administrative	854,784	1,256,900	365,371	552,339

Total operating expenses	854,784	1,256,900	365,371	552,339

Income from operations	7,803,679	14,837,888	3,412,928	8,888,109

Non-operating income (expenses)
Interest income	63,502	53,816	31,814	21,529
Interest expense	(3,381,989)	(1,802,684)	(2,032,419)	(1,308,979)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,822,679)	-	-	-
Loss on systems repurchase from Yida	(417,952)	-	(417,952)	-
Gain on systems repurchase from Jitie	-	4,594,922	-	4,594,922
Other income	76,418	14,319	74,091	377,268

Total non-operating income (expenses), net	(6,482,700)	2,860,373	(2,344,466)	3,684,740

Income before income tax	1,320,979	17,698,261	1,068,462	12,572,849
Income tax expense (benefit)	(972,768)	2,299,463	(1,183,539)	1,301,511

Income before noncontrolling interest	2,293,747	15,398,798	2,252,001	11,271,338

Less: loss attributable to noncontrolling interest	(147,205)	(16,117)	(95,925)	(7,779)

Net income attributable to China Recycling Energy Corporation	2,440,952	15,414,915	2,347,926	11,279,117

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(4,499,312)	219,035	(5,568,969)	1,012,750
Foreign currency translation gain attributable to noncontrolling interest	21,556	187	21,021	1,151

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(2,058,360)	$15,633,950	$(3,221,043)	$12,291,867

Comprehensive loss attributable to noncontrolling interest	$(125,649)	$(15,930)	$(74,904)	$(6,628)

Basic and diluted weighted average shares outstanding	8,310,159	8,307,823	8,310,159	8,308,404

Basic and diluted earnings per share	$0.29	$1.86	$0.28	$1.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$2,293,747	$15,398,798
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,156	21,705
Stock option expense	-	13,264
Investment income	(105,975)	(8,487)
Changes in deferred tax	(1,878,676)	(1,436,483)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,822,679	-
Changes in assets and liabilities:
Interest receivable on sales type leases	(957,028)	376,983
Collection of principal on sales type leases	19,668,078	47,907,042
Prepaid expenses	794,023	789,347
Accounts receivable	(19,809,197)	(7,326,079)
Other receivables	(181,410)	(1,213,615)
Construction in progress	22,051,212	(9,595,562)
Accounts payable	271,044	1,463,130
Taxes payable	128,935	1,039,073
Interest payable on entrusted loan	(24,299)	(25,891)
Accrued liabilities and other payables	(1,014,498)	394,477

Net cash provided by operating activities	24,061,791	47,797,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	572,715	-
Acquisition of property and equipment	-	(20,164)

Net cash provided by (used in) investing activities	572,715	(20,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(22,755,463)	(27,941,848)
Long term payable	-	(2,397,565)
Advance from related parties	274	3,263

Net cash used in financing activities	(22,755,189)	(30,336,150)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(891,989)	71,294

NET DECREASE IN CASH AND EQUIVALENTS	987,328	17,512,682
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF PERIOD	$42,736,716	$53,383,712

Supplemental cash flow data:
Income tax paid	$697,232	$2,920,356
Interest paid	$5,944,795	$8,134,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. The selling price of each Kwh will be determined annually based on market condition.

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five business days from the execution of the Repurchase Agreement. The Systems were transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

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

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie repurchased the Jitie Project from Xi’an TCH and paid outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five business days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). In July 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction.

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City BoliYida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven gas power generation station, which had been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH was to pay to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction ($2.27 per share). The exchange rate between the US Dollar and Chinese RMB in connection with the stock issuance is the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer. Accordingly, the Company issued 8,233,779 shares (the “Shares”) for the Yida 15 MW coke oven gas power generation station, the fair value of 8,233,779 shares was $14.49 million based on the stock price at agreement date ($1.76 per share), and was the cost of the power generation station.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi'an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi'an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi'an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of June 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which the Company expects to complete by the fourth quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed around the end of 2016. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated); or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.62 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of June 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of the date of this report, the Company has not yet received the second payment of $4.62. The Company recorded a $2.82 million loss from this transaction.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH had received the first payment of $10.05 million, and on April 6, 2016, the second payment of $7.70 million was received. The Company recorded a $3.78 million loss from this transaction in 2015.

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

Baoliyuan agreed to pay an energy saving fee from the date when the WHPG station passed the required 72-hour test run. The payment term was twenty years and Baoliyuan agreed to pay an energy saving fee at RMB 0.7 ($0.114) per kilowatt hour (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of local grid electricity price. Baoliyuan was to provide guarantees to ensure it would fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

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

Formation of Yinghua

On February 11, 2015, the Company incorporated a new subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”) with registered capital of $30,000,000, to be paid within two years from the date the business license is issued. Yinghua is 100% owned by the Company and is mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business.

Summary of Sales-Type Lease at June 30, 2016

Status at June 30, 2016

As of June 30, 2016, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of June 30, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the year ended December 31, 2015 and the period ended June 30, 2016, the Company entered into the following Asset Repurchase Agreements:

On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five business days from the execution of the Repurchase Agreement. The Systems would be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million ($24.54 million) for one WGPG system. Datong paid the repurchase price to Xi’an TCH and, as of June 30, 2015, the systems were transferred. The outstanding balance of net investment receivable on the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale.

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie agreed to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five business days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project would be transferred to Jitie for a total price of RMB 90 million ($14.73 million), and Jitie agreed to pay RMB 45 million within five business days from the execution of the Repurchase Agreement and pay another RMB 45 million within 15 business days from the execution of the Repurchase Agreement. As of June 30, 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable at date of transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction.

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of June 30, 2016, Xi’an TCH received the first payment of $10.05 million and the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.62 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of June 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of this report date, the Company has not yet received the second payment of $4.62 million. The Company recorded a $2.82 million loss from this transaction.

 On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi'an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi'an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi'an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of June 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

Reverse Stock Split

On May 24, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 25, 2016 (the “Effective Date”), at which time a 1-for-10 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”), shall be effected.

The Company has rounded up to the next full share of the Company’s Common Stock any fractional shares resulting from the Reverse Stock Split. The reverse stock split was retroactively stated for the periods covered by the financial statements included herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2015 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2016, the Company had accounts receivable of $34,588,008 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng, sale of CDQ and a CDQ WHPG system to Zhongtai, and sale of a WGPG system to Yida). As of December 31, 2015, the Company had accounts receivable of $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of June 30, 2016 and December 31, 2015.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of June 30, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $57.61 million. As of December 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $18.19 million, and (ii) Zhonghong entrusted loan of $58.83 million.

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

As of June 30, 2016 and December 31, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation,” and FASB ASC Topic 505, “Equity.” The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings per Share

The Company presents net income (loss) per share (“EPS”) in accordance with FASB ASC Topic 260, “Earning Per Share.”  Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes.  The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to receive common stock dividends, if declared.  Diluted EPS reflect the potential dilution that could occur based on the exercise of stock options or warrants or conversion of convertible securities using the if-converted method.

The following table presents a reconciliation of basic and diluted EPS for the six and three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,440,952	$15,414,915	$2,347,926	$11,279,117

Weighted average shares outstanding – basic	8,310,159	8,307,823	8,310,159	8,308,404
Effect of dilutive securities:
Options granted	-	-	-	-

Weighted average shares outstanding – diluted	8,310,159	8,307,823	8,310,159	8,308,404
Earnings per share – basic	$0.29	$1.86	$0.28	$1.36
Earnings per share – diluted	$0.29	$1.86	$0.28	$1.36

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

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six months. As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $0.54 million and $1.13 million.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of June 30, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
Total future minimum lease payments receivable	$251,758,685	$387,612,418
Less: executory cost	(71,723,294)	(93,054,738)
Less: unearned interest income	(62,545,595)	(154,799,027)
Investment in sales-type leases, net	117,489,796	139,758,653
Current portion	5,629,204	6,679,019
Noncurrent portion	$111,860,592	$133,079,634

As of June 30, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$22,839,682
2018	20,098,462
2019	20,214,464
2020	21,413,149
2021	23,056,507
Thereafter	144,136,421
Total	$251,758,685

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi'an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.12 million and $0.83 million prepaid consulting expense as of June 30, 2016 and December 31, 2015, respectively. The Company had $0.24 million and $0.30 million prepaid tax as of June 30, 2016 and December 31, 2015.

6. OTHER RECEIVABLES

As of June 30, 2016, other receivables mainly consisted of (i) advance to third parties of $0.15 million, bearing no interest, payable upon demand; (ii) advances to employees of $0.04 million, bearing no interest, payable upon demand; and (iii) maintenance cost and tax receivable of $0.48 million. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi'an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $105,975 and $52,956 equity based investment income during the six and three months ended June 30, 2016; however, it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (see Note 12). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of June 30, 2016 and December 31, 2015, the Company’s construction in progress included:

	2016	2015
Xuzhou Zhongtai	-	28,100,201
Xuzhou Huayu	29,841,784	29,752,270
Xuzhou Tian’an	27,670,337	26,909,193
Boxing County Chengli	31,117,408	30,760,404
Total	$88,629,529	$115,522,068

As of June 30, 2016, the Company was committed to pay an additional (1) $7.54 million for Xuzhou Huayu project, (2) $9.05 million for Xuzhou Tian’an project, and (3) $5.44 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015
Income	$551,502	$405,431
Business	-	249,141
VAT	585,107	369,595
Other	26,818	34,250
Total	$1,163,427	$1,058,417

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015
Employee training, labor union expenditure and social insurance payable	$734,368	$749,930
Consulting, auditing, and legal expenses	1,080,964	1,342,395
Accrued payroll and welfare	273,330	278,819
Accrued interest expense	2,552	682,949
Other	505,508	145,302
Total	$2,596,722	$3,199,395

As of June 30, 2016, Other mainly included $0.45 million payable to Yida, which was the security deposit the Company received from Yida in June 2014 as part of a system lease. The $0.45 million will be used to offset the final payment the Company will receive from Yida for Yida’s repurchase of the Coal Oven Gas Power Generation Project.

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

As of June 30, 2016 and December 31, 2015, deferred tax liability consisted of the following:

	2016	2015
Deferred tax asset — current (accrual of employee social insurance)	$160,551	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,218,774)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,058,223)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$18,819,435	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(27,965,148)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(9,145,713)	$(10,771,348)

12. LOANS PAYABLE

Entrusted Loan Payable

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems.

The loan agreement provides that Zhonghong shall also maintain a certain capital level in its account with the Supervising Bank to make sure it has sufficient funds to make interest payments when they are due:

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($42.22 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of June 30, 2016, the entrusted loan payable had an outstanding balance of $68.92 million, of which, $11.31 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $11.31 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the six months ended June 30, 2016, the Company recorded interest expense of $2.36 million on this loan and capitalized $2.06 million interest to construction in progress. For the six months ended June 30, 2015, the Company recorded interest expense of $258,740 and on this loan and capitalized $4.42 million interest to construction in progress.  As of the date of this report, the Company paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of June 30, 2016, this loan was paid in full.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of June 30, 2016, this loan had an outstanding balance of $1.43 million and was classified as a current liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of June 30, 2016, this loan was paid in full.

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

Summary

As of June 30, 2016, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2017	$43,657,257
2018	15,080,227
2019	301,604
Total	$59,039,088

13.  LONG TERM PAYABLE – FINANCING AGREEMENT FOR SALE LEASE-BACK TRANSACTION

On June 28, 2011, Xi’an TCH entered into a Financing Agreement (the “Cinda Agreement”) with Cinda Financial, an affiliate of China Cinda (HK) Asset Management Co., Ltd, a company organized under the laws of the Hong Kong Special Administrative Region of China (“Cinda HK”).

Under the Cinda Agreement, Xi’an TCH transferred its ownership of (i) a set of 7MW steam turbine WHPG systems and (ii) four furnaces and ancillary apparatus ((i) and (ii) collectively, the “Assets”) to Cinda Financial for $6.72 million (RMB 42.50 million), and Cinda Financial leased the Assets to Xi’an TCH for five years for $8.15 million (RMB 51.54 million) based on the transfer cost and benchmark interest rate for five year loans by People’s Bank of China (“PBOC”) (then 6.65%) plus 15% of that rate (7.6475%). The interest rate will increase if the five-year benchmark interest rate of PBOC increases but will remain the same if the benchmark rate decreases in the future. Xi’an TCH shall make pro rata quarterly payments to Cinda Financial for the leasing fees. Upon the completion of the lease term and full payment of all leasing fees and other fees, Xi’an TCH exercised its option to pay $676 (RMB 4,250) to acquire the Assets from Cinda Financial. The quarterly minimum leasing payment to Cinda Financial is $412,855 (RMB 2.59 million).

In addition to the leasing fees and payment to acquire the Assets, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.55 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the six months ended June 30, 2016 and 2015, $0 was amortized, respectively. In accordance with ASC 840-10-25-4, because we retain substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of June 30, 2016 and December 31, 2015, the balance of refundable deposit from customers for systems leasing was $1,070,696 for Pucheng and Shengqiu systems, and $1,555,378 for Pucheng, Shenqiu and Yida systems, respectively. In the second quarter of 2016, the Company reclassified the refundable deposit for Yida system to current liability, and will use the deposit to offset the final payment of repurchase price from Yida for repurchasing Coal Oven Gas Power Generation Project.

15. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with a major stockholder and the Company's Chairman and CEO, pursuant to which the Chairman and CEO of the Company will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of June 30, 2016, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,328 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2015, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand.

During the six months ended June 30, 2016, the Company recognized RMB 14.64 million ($2.21 million) interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

During the six months ended June 30, 2016, the Company recognized RMB 13.83 million ($2.09 million) interest income for the sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

16. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi'an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the six months ended June 30, 2016 and 2015, the Company had losses of $147,205 and $16,117 that were attributable to the noncontrolling interest, respectively. During the three months ended June 30, 2016 and 2015, the Company had losses of $95,925 and $7,779 that were attributable to noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Shanghai TCH’s effective income tax rate for 2016 and 2015 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013 through December 31, 2015, and is subject to 25% income tax rate in 2016 unless the renewal of preferential income tax rate is approved by the tax authority. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2016 and 2015 was 25%. Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of June 30, 2016, had net operating loss (“NOL”) carry forwards for income taxes of $14.70 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2016 and 2015, respectively:

	Six Months		Three Months
	2016	2015	2016	2015
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(10.6)%	(9.3)%	(9.4)%	(9.1)%
Effective tax holiday	-%	(8.2)%	-%	(8.7)%
Other	0.2%	(2.3)%	1.5%	(3.3)%
Prior periods income tax adjustment per income tax return filed	-%	(2.2)%	-%	(3.1)%
Valuation allowance on PRC NOL	(106.0)%	-%	(142.0)%	-%
Valuation allowance on US NOL	8.8%	1.0%	5.1%	0.6%
Tax per financial statements	(73.6)%	13.0%	(110.8)%	10.4%

The provision for income taxes expense for the six and three months ended June 30, 2016 and 2015 consisted of the following:

	Six Months		Three Months
	2016	2015	2016	2015
Income tax expense – current	$905,908	$3,735,946	$549,409	$2,863,502
Income tax expense (benefit) - deferred	(1,878,676)	(1,436,483)	(1,732,948)	(1,561,991)
Total income tax expense (benefit)	$(972,768)	$2,299,463	$(1,183,539)	$1,301,511

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

The Company recorded no compensation expense for stock options to employees during each of the six and three months ended June 30, 2016 and 2015.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares. The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made to employees under the Equity Plan as of June 30, 2016.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. Mr. Huang will serve until his successor has been duly elected and qualified. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company's Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors, the number of options reflected 10:1 reverse split effective on May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	8,000	$38.3	0.31
Exercisable at January 1, 2015	8,000	38.3	0.31
Granted	4,000	10.2	4.77
Exercised	-	-	-
Forfeited	8,000	-	-
Outstanding at December 31, 2015	4,000	10.2	4.77
Exercisable at December 31, 2015	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2016	4,000	10.2	4.27
Exercisable at June 30, 2016	4,000	$10.2	4.27

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of June 30, 2016 and December 31, 2015, Xi’an TCH had outstanding notes receivable of $0.

21. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for an additional two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the six months ended June 30, 2016 and 2015, the rental expense of Xi’an TCH was $126,384 and $200,017, respectively. For the three months ended June 30, 2016 and 2015, the rental expense of Xi’an TCH was $69,658 and $100,223, respectively.

Future minimum annual rental payments required under operating leases as of June 30, 2016 were as below (by year):

2017	$261,592
2018	$196,194
Total	$457,786

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to June 30, 2016, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

 This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2015 Form 10-K.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiary, Sifang Holdings and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions.

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

As of June 30, 2016, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

With the current economic conditions in China, the government limited and reduced production in the iron and steel industry, which has resulted in a sharp decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon, its revenue and cash flows, and has made it difficult for Erdos to make the monthly minimum lease payment.

After considering the challenging economic conditions facing Erdos, and in order to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / Kwh, which such price will be adjusted annually based on market condition.

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five business days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) at date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BRPT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sales of system which was the difference between the repurchase amount and the net investment receivable.

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

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie agreed to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five business days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). As of December 31, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction which was the difference between the repurchase amount and net investment receivable.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the fourth quarter of 2016. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian'an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed around the end of 2016. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

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

Yida Coke Oven Gas Power Generation Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which has been converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH paid to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction (the “Shares”). The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance was the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi'an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi'an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi'an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of June 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Zhongtai Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25,747,692 and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 (approximately $7,692,308) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 (approximately $4,615,385) of the Transfer Price will be paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 (approximately $13,440,000) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi'an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi'an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi'an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of June 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of the date of this report, the Company has not yet received the second payment of $4.62 million. The Company recorded a $2.82 million loss from this transaction.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the "Project") from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million) on the following schedule: (i) RMB 65,200,000 ($10.05 million) was paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (ii) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016, and (iii) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH, and the full ownership of the Project will be transferred to Rongfeng after it completes the entire payment pursuant to the terms of the Transfer Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million, and on April 6, 2016, Xi’an TCH received the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction in 2015.

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

The construction period of the CDQ Project was expected to be 15 months from the effective date of the Agreement. Baoliyuan was to start to pay an energy saving fee from the date when the WHPG station passed the required 72-hour test run. The term of payment was for 20 years and Baoliyuan was to pay an energy saving fee at RMB 0.7 ($0.114) per kWh (including tax) for the power generated from the system, from which Xi’an TCH shall take 92.86% and Baoliyuan was to take 7.14% as parties to share the energy saving benefits. During the term of the contract the energy saving fee was to be adjusted at the same percentage as the change of the local grid electricity price. Baoliyuan was to provide guarantees to ensure it will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH was to transfer the systems to Baoliyuan at RMB 1.

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

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major stockholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loan bore no interest, had one-year term from the actual lending date, the Company can repay the principal in installment. As of June 30, 2016, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,328 in advances from the Company’s management, which bore no interest, and were payable upon demand of the management.

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

During the six and three months ended June 30, 2016, the Company received RMB 14.64 million ($2.21 million) and RMB 7.27 million ($1.10 million), respectively, interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

During the six and three months ended June 30, 2016, the Company received RMB 13.83 million ($2.09 million) and RMB 5.53 million ($0.83 million), respectively, interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$-	-%	$24,575,701	100%
Sales of systems	-	-%	24,474,612	100%
Contingent rental income	-	-%	101,089	-%
Cost of sales	-	-%	21,464,596	87%
Cost of systems and contingent rental income	-	-%	21,464,596	87%
Gross profit	-	-%	3,111,105	13%
Interest income on sales-type leases	3,778,299	-%	6,329,343	26%
Total operating income	3,778,299	-%	9,440,448	38%
Total operating expenses	(365,371)	-%	(552,339)	(2)%
Income from operations	3,412,928	-%	8,888,109	36%
Total non-operating income (expenses), net	(2,344,466)	-%	3,684,740	15%
Income before income tax	1,068,462	-%	12,572,849	51%
Income tax expense (benefit)	(1,183,539)	-%	1,301,511	5%
Less: net loss attributable to noncontrolling interest	(95,925)	-%	(7,779)	-%
Net income attributable to China Recycling Energy Corp	$2,347,926	-%	$11,279,117	46%

SALES. Total sales for the three months ended June 30, 2016 were $0 while total sales for the comparable period of 2015 were $24.58 million, a decrease of $24.58 million. Of the total sales, sales of systems for the three months ended June 30, 2016 were $0, compared to $24.47 million for the three months ended June 30, 2015. For the three months ended June 30, 2015, the Datong project, a WGPG system, was completed and sold, while no systems were sold during the three months ended June 30, 2016. For the three months ended June 30, 2016, the Company received contingent rental income of $0, compared to $0.10 million of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended June 30, 2016 was $0 while our COS for the comparable period of 2015 was $21.46 million, a decrease of $21.46 million, due to the sale of Datong project.

GROSS PROFIT. Gross profit was $0 for the three months ended June 30, 2016, compared to $3.11 million for the comparable period of 2015, representing a blended gross margin of 0% and 13% for the comparable periods of 2016 and 2015, respectively. The decrease in blended gross margin in the three months ended June 30, 2016 was primarily due to no sales of systems or contingent rental income for the three months ended June 30, 2016, compared to the period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2016 was $3.78 million, a $2.55 million decrease from $6.33 million for the comparable period of 2015. During the three months ended June 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	Five power and steam generating systems to Erdos (20 years); and
v.	One WGPG system to Yida (15 years but sold in the 2nd quarter of 2016).

The Company transferred the ownership of one WGPG system to Yida during the second quarter of 2016. The Company transferred the ownership of two BPRT systems to Datong and one WHPG system to Jitie during the second quarter of 2015. In addition, another Datong WGPG system was completed on May 26, 2015 and was also transferred to Datong along with the two BPRT systems during the second quarter of 2015.

 In comparison, during the second quarter of 2015, interest income was derived from the following thirteen (13) sales-type leases:

i.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One (1) BMPG system to Shenqiu Phase I (11 years);

iii.	One (1) BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five (5) power and steam generating systems to Erdos (20 years);

v.	One (1) WHPG system to Jitie (24 years, sold in 2nd quarter of 2015);

vi.	Two (2) BPRT systems to Shanxi Datong (30 years, sold in 2nd quarter of 2015); and

vii.	One (1) WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $0.37 million for the three months ended June 30, 2016 as compared to $0.55 million for the comparable period of 2015, a decrease of $0.18 million or 33%. The decrease was mainly due to a $0.02 million decrease in rental expenses, a $0.02 million decrease in payroll expenses, and a $0.02 million decrease in consulting expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the three months ended June 30, 2016, net non-operating expense was $2.34 million compared to net non-operating income of $3.68 million for the comparable period of 2015. For the three months ended June 30, 2016, we had $0.03 million interest income and $0.07 million other income, but the amounts were offset by a $2.03 million interest expense on loans and a $0.42 million loss from the sale of Yida project. For the comparable period of 2015, we had $0.02 million interest income, $4.59 million gain on systems repurchase from Jitie, and $0.38 million other income, which was offset by $1.31 million interest expense on loans.

INCOME TAX EXPENSE. Income tax benefit was $1.18 million for the three months ended June 30, 2016, an increase of $2.49 million in income tax benefit from $1.30 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the three months ended June 30, 2016 and 2015 were (111)% and 10%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME. Net income for the three months ended June 30, 2016 was $2.35 million compared to net income of $11.28 million for the comparable period of 2015, a decrease of $8.93 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$6,759	100%	$24,750,039	100%
Sales of systems	-	-%	24,474,612	99%
Contingent rental income	6,759	100%	275,427	1%
Cost of sales	8,125	120%	21,476,876	87%
Cost of systems and contingent rental income	8,125	120%	21,476,876	87%
Gross profit (loss)	(1,366)	(20)%	3,273,163	13%
Interest income on sales-type leases	8,659,829	128123%	12,821,625	52%
Total operating income	8,658,463	128123%	16,094,788	65%
Total operating expenses	(854,784)	(12647)%	(1,256,900)	(5)%
Income from operations	7,803,679	115456%	14,837,888	60%
Total non-operating income (expenses), net	(6,482,700)	(95912)%	2,860,373	12%
Income before income tax	1,320,979	19544%	17,698,261	72%
Income tax expense (benefit)	(972,768)	(14392)%	2,299,463	9%
Less: net loss attributable to noncontrolling interest	(147,205)	(2178)%	(16,117)	-%
Net income attributable to China Recycling Energy Corp	$2,440,952	36114%	$15,414,915	62%

SALES. Total sales for the six months ended June 30, 2016 were $6,759 while total sales for the comparable period of 2015 were $24.75 million, a decrease of $24.74 million. Of the total sales, sales of systems for the six months ended June 30, 2016 and 2015 were $0. For the six months ended June 30, 2016, the Company received contingent rental income of $6,759 from the usage of electricity in addition to the minimum lease payments, compared to $0.28 million for the comparable period in 2015. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the six months ended June 30, 2016 was $8,125 while our COS for the comparable period of 2015 was $21.48 million, a decrease of $21.47 million. The decrease was primarily due to the sale of the Datong project in 2015.

GROSS PROFIT (LOSS). Gross loss was $1,366 for the six months ended June 30, 2016, compared to $3.27 million gross profit for the comparable period of 2015, representing a blended gross (loss) margin of (20)% and 13% for the comparable periods of 2016 and 2015, respectively. The decrease in blended gross margin in the six months ended June 30, 2016 was primarily due to no sales of systems and decreased contingent rental income for the six months ended June 30, 2016, compared to the same period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2016 was $8.66 million, a $4.16 million decrease from $12.82 million for the comparable period of 2015. During the six months ended June 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	Five power and steam generating systems to Erdos (20 years); and
v.	One WGPG system to Yida (15 years but sold in 2nd quarter of 2016).

In comparison, during the comparable period of 2015, interest income was derived from the following thirteen (13) sales-type leases:

i.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One (1) BMPG system to Shenqiu Phase I (11 years);

iii.	One (1) BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five (5) power and steam generating systems to Erdos (20 years);

v.	One (1) WHPG system to Jitie (24 years, sold in 2nd quarter of 2015);

vi.	Two (2) BPRT systems to Shanxi Datong (30 years, sold in 2nd quarter of 2015); and

vii.	One (1) WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $0.85 million for the six months ended June 30, 2016, as compared to $1.26 million for the comparable period of 2015, a decrease of $0.40 million or 32%. The decrease was mainly due a $0.05 million decrease in payroll expense, a $0.03 million decrease in travel expenses, a $0.03 million decrease in consulting expenses, and a $0.06 million decrease in rental expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expense consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the six months ended June 30, 2016, net non-operating expense was $6.48 million compared to net non-operating income of $2.86 million for the comparable period of 2015. For the six months ended June 30, 2016, we had $0.06 million interest income and $0.08 million other income, but the amounts were offset by a $3.38 million interest expense on loans, a $2.82 million loss from the sale of construction in progress of the Xuzhou Zhongtai project, and a $0.42 million loss on systems repurchase from Yida. For the comparable period of 2015, we had $1.80 million interest expense on loans, but offset with $4.59 million gain on systems repurchase from Jitie and $0.01 million other income. In addition, we had $0.05 million interest income in the six months ended June 30, 2015.

INCOME TAX EXPENSE. Income tax benefit was $0.97 million for the six months ended June 30, 2016, an increase of $3.27 million income tax benefit from $2.30 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the six months ended June 30, 2016 and 2015 were (74)% and 13%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME. Net income for the six months ended June 30, 2016 was $2.44 million compared to net income of $15.41 million for the comparable period of 2015, a decrease of $12.97 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases in the six months ended June 30, 2016.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2016 and 2015

As of June 30, 2016, the Company had cash and equivalents of $42.74 million, other current assets of $43.34 million, current liabilities of $50.55 million, working capital of $35.53 million, a current ratio of 1.70:1 and a debt-to-equity ratio of 0.28:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating Activities	$24,061,791	$47,797,702
Investing Activities	572,715	(20,164)
Financing Activities	(22,755,189)	(30,336,150)

Net cash provided by operating activities was $24.06 million during the six months ended June 30, 2016, compared to $47.80 million provided by operating activities in the comparable period of 2015. The decrease in net cash inflow in the six months ended June 30, 2016 was mainly due to a decrease in net income of $13.11 million and a decrease in collection of principal on sales type leases of $28.24 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $31.65 million as a result of disposal of construction in progress of Xuzhou Zhongtai.

Net cash provided by investing activities was $0.57 million for the six months ended June 30, 2016, compared to net cash used in investing activities of $0.02 million in the comparable period of 2015. We had $0.57 million cash inflow from change in restricted cash in the six months ended June 30, 2016 compared with $0.02 million cash outflow for acquisition of property and equipment in the same period of 2015.

Net cash used in financing activities was $22.76 million for the six months ended June 30, 2016 compared to net cash used in financing activities of $30.34 million for the comparable period of 2015. The cash outflow in the six months ended June 30, 2016 mainly included $22.76 million repayment of bank loans. In comparison, during the six months ended March 31, 2015, we had $27.94 million repayment of bank loans and $2.40 million repayment of a long-term payable.

We believe we have sufficient cash to continue our current business through 2016 based on recurring receipts from existing sales-type leases. As of June 30, 2016, we have five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2016. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 8.28 million ($1.25 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2016.

Transfers of Cash To and From our Subsidiaries

The PRC has currency and capital transfer regulations that require us to comply with certain requirements for the movement of capital. The Company is able to transfer cash (US Dollars) to its PRC subsidiaries through: (i) an investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a stockholder loan. Except as described below, the Company’s subsidiaries in the PRC have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its stockholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in that respect, as well as in others respects noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

With respect to transferring cash from the Company to its subsidiaries, increasing the Company’s registered capital in a PRC subsidiary requires the pre-approval of the local commerce department, while a stockholder loan requires a filing with the state administration of foreign exchange or its local bureau.

With respect to the payment of dividends, we note the following:

1.	PRC regulations currently permit the payment of dividends only out of accumulated profits, as determined in accordance with accounting standards and PRC regulations (an in-depth description of the PRC regulations is set forth below);

2.	Our PRC subsidiaries are required to set aside, at a minimum, 10% of their net income after taxes, based on PRC accounting standards, each year as statutory surplus reserves until the cumulative amount of such reserves reaches 50% of their registered capital;

3.	Such reserves may not be distributed as cash dividends;

4.	Our PRC subsidiaries may also allocate a portion of their after-tax profits to fund their staff welfare and bonus funds; except in the event of a liquidation, these funds may also not be distributed to stockholders; the Company does not participate in a Common Welfare Fund;

5.	The incurrence of debt, specifically the instruments governing such debt, may restrict a subsidiary’s ability to pay stockholder dividends or make other cash distributions; and

6.	The Company is subject to covenants and consent requirements (presently, the Company has all consents necessary).

If, for the reasons noted above, our subsidiaries are unable to pay stockholder dividends and/or make other cash payments to the Company when needed, the Company’s ability to conduct operations, make investments, engage in acquisitions, or undertake other activities requiring working capital may be materially and adversely affected. However, our operations and business, including investment and/or acquisitions by our subsidiaries within China, will not be affected as long as the capital is not transferred in or out of the PRC.

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as an FIE and is therefore subject to the above-mandated regulations on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	June 30, 2016	December 31, 2015
Unrestricted retained earnings	$86,671,167	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,255,172	13,823,789
Retained earnings (including surplus reserve fund)	$100,926,339	$98,485,391

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

Contractual Obligations

Company’s contractual obligations as of June 30, 2016 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$1,432,622	$-	12
Entrusted loan	42,224,635	15,381,831	12
Total	$43,657,257	$15,381,831

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the Project is currently under commissioning tests which the Company expects to complete by the fourth quarter of 2016. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2016, Zhonghong has paid $31.12 million for the project, and is committed to pay an additional $5.44 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ WHPG Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed around the end of 2016. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2016, Zhonghong has paid $29.85 million for the Huayu project and $27.67 million for the Tian’an project and is committed to pay an additional $7.54 million for the Huayu project and $9.05 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be subject to litigation, claims and assessments that arise in the ordinary course of business. Management believes that any liability resulting from such additional matters will not have a material adverse effect on our financial position, results of operations or cash flows. The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon the conduct of its business or its financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 15, 2016	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	/s/ Yongjiang Shi
Yongjiang Shi Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*      Filed herewith

