Form 10-Q
period 2016-09-30
CHINA RECYCLING ENERGY CORP
filed 2016-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐   No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 10, 2016 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash and equivalents	$40,680,516	$41,749,388
Restricted cash	-	1,130,344
Accounts receivable	25,062,146	15,399,778
Current portion of investment in sales-type leases, net	6,948,365	6,679,019
Interest receivable on sales type leases	3,320,420	555,451
Prepaid expenses	1,215,873	1,179,778
Other receivables	873,448	553,886

Total current assets	78,100,768	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	109,728,463	133,079,634
Long term investment	623,881	950,470
Long term deposit	63,953	57,033
Property and equipment, net	13,575	17,724
Construction in progress	89,003,252	115,522,068

Total non-current assets	199,433,124	249,626,929

TOTAL ASSETS	$277,533,892	$316,874,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,591,091	$427,732
Notes payable - bank acceptances	-	1,130,344
Taxes payable	854,429	1,058,417
Accrued liabilities and other payables	2,850,652	3,199,395
Due to related parties	44,059	44,059
Deferred tax liability, net	1,089,690	1,538,105
Loans payable - current	748,750	6,159,911
Interest payable on entrusted loans	211,626	268,801
Current portion of entrusted loan payable	49,417,473	43,119,379

Total current liabilities	56,807,770	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	8,811,021	10,771,348
Refundable deposit from customers for systems leasing	1,063,224	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	299,500	15,707,773

Total noncurrent liabilities	10,173,745	46,221,637

Total liabilities	66,981,515	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 and 8,310,159 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,448,084	13,823,789
Accumulated other comprehensive income	(2,689,316)	3,210,315
Retained earnings	87,015,098	84,661,602

Total Company stockholders' equity	210,571,342	213,493,182

Noncontrolling interest	(18,965)	213,611

Total equity	210,552,377	213,706,793

TOTAL LIABILITIES AND EQUITY	$277,533,892	$316,874,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenue
Sales of systems	$-	$24,296,220	$-	$-
Contingent rental income	-	274,676	-	1,240

Total revenue	-	24,570,896	-	1,240

Cost of sales
Cost of systems and contingent rental income	-	21,323,089	-	2,719

Gross profit (loss)	-	3,247,807	-	(1,479)

Interest income on sales-type leases	10,945,411	17,989,599	2,286,948	5,167,974

Total operating income	10,945,411	21,237,406	2,286,948	5,166,495

Operating expenses
General and administrative	1,153,894	1,776,101	299,110	543,078

Income from operations	9,791,517	19,461,305	1,987,838	4,623,417
Non-operating income (expenses)
Interest income	98,790	106,898	35,288	53,082
Interest expense	(5,040,022)	(2,393,424)	(1,658,033)	(590,740)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,822,679)	-	-	-
Loss on systems repurchase from Yida	(417,952)	-	-	-
Gain on systems repurchase from Jitie and Datong	-	4,561,430	-	-
Other income	279,200	18,399	202,782	(29,412)

Total non-operating income (expenses), net	(7,902,663)	2,293,303	(1,419,963)	(567,070)

Income before income tax	1,888,854	21,754,608	567,875	4,056,347
Income tax expense (benefit)	(861,811)	3,096,126	110,957	796,663

Income before noncontrolling interest	2,750,665	18,658,482	456,918	3,259,684
Less: loss attributable to noncontrolling interest	(227,126)	(23,024)	(79,921)	(6,907)

Net income attributable to China Recycling Energy Corporation	2,977,791	18,681,506	536,839	3,266,591

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(5,899,631)	(8,494,720)	(1,400,319)	(8,713,755)
Foreign currency translation loss attributable to noncontrolling interest	(5,450)	(9,103)	(27,005)	(9,290)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(2,921,840)	$10,186,786	$(863,480)	$(5,447,164)

Comprehensive loss attributable to noncontrolling interest	$(232,576)	$(32,127)	$(106,926)	$(16,196)

Basic and diluted weighted average shares outstanding	8,310,198	8,308,019	8,310,198	8,308,404

Basic and diluted earnings per share	$0.36	$2.25	$0.06	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$2,750,665	$18,658,482
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,667	23,948
Investment income	300,957	(151,989)
Changes in deferred tax	(2,073,235)	(1,370,648)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,765,716	-
Changes in assets and liabilities:
Interest receivable on sales type leases	(2,785,713)	377,892
Collection of principal on sales type leases	19,264,234	49,096,376
Prepaid expenses	(68,773)	(362,400)
Accounts receivable	(10,106,830)	16,186
Other receivables	(344,004)	(1,229,488)
Construction in progress	20,612,058	(13,921,409)
Accounts payable	1,066,424	1,668,863
Taxes payable	(175,134)	(1,366,659)
Interest payable on entrusted loan	(49,858)	(25,702)
Accrued liabilities and other payables	(727,410)	307,088

Net cash provided by operating activities	30,432,764	51,720,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,101,308	-
Acquisition of property and equipment	-	(20,017)

Net cash provided by (used in) investing activities	1,101,308	(20,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	6,478,992
Repayment of loans	(30,473,533)	(36,565,810)
Long term payable	-	(2,380,090)
Repayment of notes payable	(990,277)	-
Advance from related parties	-	3,239

Net cash used in financing activities	(31,463,810)	(32,463,669)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(1,139,134)	(1,933,210)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,068,872)	17,303,644
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF PERIOD	$40,680,516	$53,174,674

Supplemental cash flow data:
Income tax paid	$1,148,757	$4,586,391
Interest paid	$7,888,466	$13,383,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

Due to the change of its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW BPRT systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong agreed to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five business days from the execution of the Repurchase Agreement. The Systems were transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH received payment in full and the systems were transferred. The outstanding balance of net investment receivable at the date of transfer was $13.37 million. The Company recorded a $2.98 million gain from two BPRT systems as non-operating income and a $3.02 million gain from the WGPG system as gross profit from the sale .

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of June 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is three years from the date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”) .

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which the Company expects to complete in the first quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed in the first quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.62 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016 ; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of the date of this report, the Company has not yet received the second payment of $4.62 million due to adverse market conditions. The Company recorded a $2.82 million loss from this transaction.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2015, Xi’an TCH had received the first payment of $10.05 million, and on April 6, 2016, the second payment of $7.70 million was received. The Company recorded a $3.78 million loss from this transaction in 2015. As of the date of this report, the Company has not yet received the third payment of $7.70 million.

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

Baoliyuan could terminate the Agreement prior to the end of the term by providing Xi’an TCH with 60 days’ notice and upon the payment of the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it was less than five years (including five years) into the term when Baoliyuan requested termination, Baoliyuan was to pay Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system had already operated); 2) if it was more than five years into the term when Baoliyuan requested the termination, Baoliyuan was to pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is twenty years).

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

Summary of Sales-Type Lease at September 30, 2016

Status at September 30, 2016

As of September 30, 2016, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the year ended December 31, 2015 and the period ended September 30, 2016, the Company entered into the following Asset Repurchase Agreements:

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of September 30, 2016, Xi’an TCH received the first payment of $10.05 million and the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction. As of the date of this report, the Company has not yet received the third payment of $7.70 million.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.62 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of this report date, the Company has not yet received the second payment of $4.62 million. The Company recorded a $2.82 million loss from this transaction.

On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of September 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2015 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH.  Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2016, the Company had accounts receivable of $25,062,146 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng and sale of CDQ and a CDQ WHPG system to Zhongtai) . As of December 31, 2015, the Company had accounts receivable of $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There was no impairment as of September 30, 2016 and December 31, 2015.

Notes Payable – Banker’s Acceptances

The Company endorses banker’s acceptances that are issued from a bank to vendors as payment for its obligations.  Most of the banker’s acceptances have maturity dates of less than six months following their issuance.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of September 30, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $49.72 million. As of December 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $18.19 million, and (ii) Zhonghong entrusted loan of $58.83 million.

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

As of September 30, 2016 and December 31, 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the nine and three months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,977,791	$18,681,506	$536,839	$3,266,591

Weighted average shares outstanding – basic	8,310,198	8,308,019	8,310,198	8,308,404
Effect of dilutive securities:
Options granted	-	-	-	-

Weighted average shares outstanding – diluted	8,310,198	8,308,019	8,310,198	8,308,404
Earnings per share – basic	$0.36	$2.25	$0.06	$0.39
Earnings per share – diluted	$0.36	$2.25	$0.06	$0.39

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

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations.  Most of the bank acceptances have maturities of less than six months. As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $0 and $1.13 million.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
Total future minimum lease payments receivable	$248,196,665	$387,612,418
Less: executory cost	(70,089,703)	(93,054,738)
Less: unearned interest income	(61,430,134)	(154,799,027)
Investment in sales-type leases, net	116,676,828	139,758,653
Current portion	6,948,365	6,679,019
Noncurrent portion	$109,728,463	$133,079,634

As of September 30, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$25,907,888
2018	19,977,407
2019	20,284,586
2020	21,647,694
2021	23,317,982
Thereafter	137,061,108
Total	$248,196,665

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $1.15 million and $0.83 million prepaid consulting expense as of September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the Company prepaid RMB 9.2 million ($1.38 million) consulting fee. The Company had $0 and $0.30 million prepaid tax as of September 30, 2016 and December 31, 2015.

6. OTHER RECEIVABLES

As of September 30, 2016, other receivables mainly consisted of (i) advance to third parties of $0.35 million, bearing no interest, payable upon demand; (ii) advances to employees of $0.03 million, bearing no interest, payable upon demand; and (iii) maintenance cost and tax receivable of $0.49 million. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $154,570 and $48,595 equity based investment income during the nine and three months ended September 30, 2016; however, it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (see Note 12). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The term for the preferred limited partner is three years from the date of its contribution and for the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically . The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($12.2 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund by Xi’an TCH in the amount of $49.72 million.

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of September 30, 2016 and December 31, 2015, the Company’s construction in progress included:

	2016	2015
Xuzhou Zhongtai	-	28,100,201
Xuzhou Huayu	29,633,538	29,752,270
Xuzhou Tian’an	28,469,454	26,909,193
Boxing County Chengli	30,900,260	30,760,404
Total	$89,003,252	$115,522,068

As of September 30, 2016, the Company was committed to pay an additional (1) $7.49 million for Xuzhou Huayu project, (2) $8.65 million for Xuzhou Tian’an project, and (3) $5.40 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015
Income	$165,396	$405,431
Business	-	249,141
VAT	638,899	369,595
Other	50,134	34,250
Total	$854,429	$1,058,417

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015
Employee training, labor union expenditure and social insurance payable	$729,244	$749,930
Consulting, auditing, and legal expenses	1,841,927	1,342,395
Accrued payroll and welfare	271,522	278,819
Accrued interest expense	1,182	682,949
Other	6,777	145,302
Total	$2,850,652	$3,199,395

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

As of September 30, 2016 and December 31, 2015, deferred tax liability consisted of the following:

	2016	2015
Deferred tax asset — current (accrual of employee social insurance)	$159,431	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,249,121)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,089,690)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$18,621,095	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(27,432,116)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(8,811,021)	$(10,771,348)

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($42.22 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of September 30, 2016, the entrusted loan payable had an outstanding balance of $60.95 million, of which, $11.23 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $11.23 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the nine months ended September 30, 2016, the Company recorded interest expense of $3.67 million on this loan and capitalized $2.67 million interest to construction in progress. For the nine months ended September 30, 2015, the Company recorded interest expense of $369,681 and on this loan and capitalized $6.64 million interest to construction in progress.  As of the date of this report, the Company paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of September 30, 2016, this loan was paid in full.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of September 30, 2016, this loan had an outstanding balance of $0.75 million and was classified as a current liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of September 30, 2016, this loan was paid in full.

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

Summary

As of September 30, 2016, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2017	$50,166,223
2018	299,500
Total	$50,465,723

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

In addition to the leasing fees and payment to acquire the Assets, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.55 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the nine months ended September 30, 2016 and 2015, $0 was amortized, respectively. In accordance with ASC 840-10-25-4, because we retain substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of September 30, 2016 and December 31, 2015, the balance of refundable deposit from customers for systems leasing was $1,063,224 for Pucheng and Shengqiu systems, and $1,555,378 for Pucheng, Shenqiu and Yida systems, respectively.

15. RELATED PARTY TRANSACTIONS

On March 1, 2014, Xi’an TCH entered a loan agreement with a major stockholder and the Company’s Chairman and CEO, pursuant to which the Chairman and CEO of the Company will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. The loans bear no interest, have a one-year term, and the Company can repay the principal in installments. As of September 30, 2016, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand. As of December 31, 2015, the Company had borrowed $0 from the Chairman and CEO of the Company, but had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand.

During the nine months ended September 30, 2016, the Company recognized RMB 21.79 million ($3.27 million) interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

During the nine months ended September 30, 2016, prior to repurchase date, the Company recognized RMB 13.83 million ($2.09 million) interest income for the sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

16. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi’an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the nine months ended September 30, 2016 and 2015, the Company had losses of $227,126 and $23,024 that were attributable to the noncontrolling interest, respectively. During the three months ended September 30, 2016 and 2015, the Company had losses of $79,921 and $6,907 that were attributable to noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Yinghua and Shanghai TCH’s effective income tax rate for 2016 and 2015 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013 through December 31, 2015, and is subject to 25% income tax rate in 2016 unless the renewal of preferential income tax rate is approved by the tax authority. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2016 and 2015 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of September 30, 2016, had net operating loss (“NOL”) carry forwards for income taxes of $14.03 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2016 and 2015, respectively:

	Nine Months		Three Months
	2016	2015	2016	2015
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(11.1)%	(9.3)%	(12.2)%	(9.3)%
Effective tax holiday	-%	(7.9)%	-%	(6.4)%
Other	4.6%	(3.6)%	14.9%	-%
Prior periods income tax adjustment per income tax return filed	(1.0)%	-%	(3.2)%	-%
Valuation allowance on PRC NOL	(80.0)%	-%	(19.9)%	-%
Valuation allowance on US NOL	7.9%	1.0%	5.9%	1.3%
Tax per financial statements	(45.6)%	14.2%	19.5%	19.6%

The provision for income taxes expense for the nine and three months ended September 30, 2016 and 2015 consisted of the following:

	Nine Months		Three Months
	2016	2015	2016	2015
Income tax expense – current	$1,211,424	$4,466,774	$305,516	$730,828
Income tax expense (benefit) - deferred	(2,073,235)	(1,370,648)	(194,559)	65,835)
Total income tax expense (benefit)	$(861,811)	$3,096,126	$110,957	$796,663

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

The Company recorded no compensation expense for stock options to employees during each of the nine and three months ended September 30, 2016 and 2015.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares (prior to the 10:1 reverse split). The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made to employees under the Equity Plan as of September 30, 2016.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. Mr. Huang will serve until his successor has been duly elected and qualified. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 stock split) to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors, the number of options reflected 10:1 reverse split effective on May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	8,000	$38.3	0.31
Exercisable at January 1, 2015	8,000	38.3	0.31
Granted	4,000	10.2	4.77
Exercised	-	-	-
Forfeited	8,000	-	-
Outstanding at December 31, 2015	4,000	10.2	4.77
Exercisable at December 31, 2015	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2016	4,000	10.2	4.02
Exercisable at September 30, 2016	4,000	$10.2	4.02

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of September 30, 2016 and December 31, 2015, Xi’an TCH had outstanding notes receivable of $0.

20. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for an additional two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the nine months ended September 30, 2016 and 2015, the rental expense of Xi’an TCH was $183,843  and $300,923, respectively. For the three months ended September 30, 2016 and 2015, the rental expense of Xi’an TCH was $57,459 and $100,906, respectively.

Future minimum annual rental payments required under operating leases as of September 30, 2016 were as below (by year):

2017	$256,313
2018	$128,156
Total	$384,469

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to September 30, 2016, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

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

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, sells and leases energy saving systems and equipment to its customers in the People’s Republic of China (“PRC”). Typically, the Company transfers ownership of the waste energy recycling power generating projects to its customers at the end of each sales-type lease and provides financing to its customers for the cost of the projects as described below.

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

As of September 30, 2016, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

Shanxi Datong Coal Group Power Generation Projects

In February 2011, Xi’an TCH entered into an agreement with Shanxi Datong Coal Group Steel Co., Ltd (“Shanxi Datong”) to recycle gas and steam from groups of blast-furnaces and converters at Shanxi Datong’s metal refining plants to generate power and pursuant to which Xi’an TCH agreed to install two 3MW BPRT systems, and one 15MW WGPG system with a total of 21MW power capacity for an estimated total investment of $28.6 million (RMB 180 million). In June 2013, the two 3MW BPRT power generation systems were completed. The lease term was for 30 years, during which time Shanxi Datong would pay a service fee to Xi’an TCH. The service fee was based on an average of 8,000 electricity-generating hours per year and $0.05 (RMB 0.33) per kilowatt hour (“kWh”) for the first five years from the completion of each power generation station. For each of the leases, at the 6th, 11th and 21st year anniversary of the date of the lease, the rates will change to RMB 0.3 kWh, 0.27 kWh and 0.25 kWh, respectively. In May 2012, Shanxi Datong and Tianjin Construction Materials Group (Holding) Co., Ltd. were restructured and renamed as Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (the “Datong”). On June 10, 2013, Xi’an TCH and Datong entered into a supplemental agreement relating to the minimum service fee. The minimum service fee per month for the first five years is $0.19 million (RMB 1.2 million), $0.18 million (RMB 1.1 million) for the second five years, $0.16 million (RMB 1.0 million) for the following 10 years and $0.15 million (RMB 0.9 million) for the last 10 years. After 30 years, the units will be transferred to Datong at no additional charge. On May 26, 2015, the 15MW WGPG system was completed.

Due to a change to its strategic plan, Datong notified Xi’an TCH that it would not be able to fulfill its obligations under the Cooperative Agreement and requested to repurchase the two 3MW Blast Furnace Power Recovery Turbine (the “BPRT”) systems and one 15MW WGPG system (the “Systems”) from Xi’an TCH and terminate the Cooperative Agreement. On May 29, 2015, Xi’an TCH entered into a Repurchase Agreement for the Recycling Economy Project with Datong. Under the Repurchase Agreement, Datong was to repurchase the Systems from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.2 million ($193,548) to Xi’an TCH within five business days from the execution of the Repurchase Agreement. The Systems were to be transferred to Datong for a total price of RMB 250 million ($40.32 million) with RMB 100 million for two BPRT systems and RMB 150 million for one WGPG system. As of June 30, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) at the date of transfer was $13.37 million. The Company recorded $2.98 million gain from two BRPT systems as non-operating income and $3.02 million gain from the WGPG system as gross profit from the sales of system which was the difference between the repurchase amount and the net investment receivable.

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

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with the completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12MW BMPG system to Pucheng, and combines this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the consolidated lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will be transferred to Pucheng at no additional charge when the Pucheng Lease expires.

Jitie Power Generation Projects

In May 2013, Xi’an TCH signed a contract with Sinosteel Jilin Ferroalloys Co., Ltd. (“Jitie”) to build furnace gas WHPG systems for electricity generation from recycled heat and steam from groups of ferroalloy furnaces and electric furnaces (the “Jitie Project”). According to the contract, Xi’an TCH agreed to install a 7.5 MW and a 3 MW turbine power generation system with a total of 10.5 MW power capacity for an estimated total investment of $9.71 million (RMB 60 million). The lease term is 24 years. During the term of this lease, Jitie will pay service fees to Xi’an TCH based on the actual generating capacity with a minimum service fee per month of $300,000 (RMB 1.8 million) and Xi’an TCH was responsible for the systems operation and owned the power generation systems. In December 2013, the Jitie Project was completed and began operations.

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests which we expect to be completed in the first quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed in the first quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets was transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH received the full Transfer Price and the outstanding monthly leasing fees. As of September 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

Zhongtai WHPG Energy Management Cooperative Agreement

On December 6, 2013, Xi’an entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system (the “Project”) and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the waste heat of the smoke pipeline and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving service fee at RMB 0.402 ($0.067) per kWh (including value added tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Zhongtai Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (i) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or (ii) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25,747,692 and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 (approximately $7,692,308) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 (approximately $4,615,385) of the Transfer Price will be paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 (approximately $13,440,000) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of September 30, 2016, Xi’an TCH had received the first payment of $7.70 million. As of the date of this report, the Company has not yet received the second payment of $4.62 million. The Company recorded a $2.82 million loss from this transaction.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million) on the following schedule: (i) RMB 65,200,000 ($10.05 million) was paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (ii) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016, and (iii) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH, and the full ownership of the Project will be transferred to Rongfeng after it completes the entire payment pursuant to the terms of the Transfer Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million, and on April 6, 2016, Xi’an TCH received the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction in 2015. As of the date of this report, the Company has not yet received the third payment of $7.70 million.

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

If Baoliyuan wanted to terminate the Agreement early, it was to provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (i) if it was less than or equal to five years into the term when Baoliyuan requested termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system had already operated; (ii) if it was more than five years into the term when Baoliyuan requests the termination, Baoliyuan was to pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 20 years).

The Baoliyuan project was cancelled in May 2015 because the project required the blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government due to the government’s concern for the environment.

Related Party Transactions

On March 1, 2014, Xi’an TCH entered a loan agreement with Mr. Ku, a major stockholder and the Company’s Chairman and CEO, in which Mr. Ku will loan the Company, from time to time, up to RMB 80 million ($13 million) for the Company’s operating needs. Any such loans bear no interest, have a one-year term from the actual lending date, the Company can repay the principal in installments. As of September 30, 2016, the Company did not have any outstanding balance on the loan from Mr. Ku, but had $44,059 in advances from the Company’s management, which bore no interest, and were payable upon demand by Mr. Ku.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku. Pursuant to the Agreement, the Company issued to Mr. Ku 13,829,074 shares of the Company’s common stock on September 5, 2014. The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the fair value of $1.49 per share. The Company shall file a registration statement for the registration of the Shares for their resale by Mr. Ku within 180 days from the effective date of this Agreement; the Company is currently working on the registration statement.

During the nine and three months ended September 30, 2016, the Company recognized RMB 21.79 million ($3.27 million) and RMB 7.15 million ($1.07 million), respectively, interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

During the nine months ended September 30, 2016, prior to repurchase date, the Company recognized RMB 13.83 million ($2.09 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2016 and December 31, 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$-	-%	$1,240	100%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	1,240	100%
Cost of sales	-	-%	2,719	219%
Cost of systems and contingent rental income	-	-%	-	-%
Gross loss	-	-%	(1,479)	(119)%
Interest income on sales-type leases	2,286,948	-%	5,167,974	N/A
Total operating income	2,286,948	-%	5,166,495	N/A
Total operating expenses	(299,110)	-%	(543,078)	N/A
Income from operations	1,987,838	-%	4,623,417	N/A
Total non-operating income (expenses), net	(1,419,963)	-%	(567,070)	N/A
Income before income tax	567,875	-%	4,056,347	N/A
Income tax expense	110,957	-%	796,663	N/A
Less: net loss attributable to noncontrolling interest	(79,921)	-%	(6,907)	N/A
Net income attributable to China Recycling Energy Corp	$536,839	-%	$3,266,591	N/A

SALES. Total sales for the three months ended September 30, 2016 were $0, while total sales for the comparable period of 2015 were $1,240, a decrease of $1,240. Of the total sales, sales of systems for the three months ended September 30, 2016 and 2015 were $0. For the three months ended September 30, 2016, the Company had contingent rental income of $0, compared to $1,240 of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended September 30, 2016 was $0 while our COS for the comparable period of 2015 was $2,719, a decrease of $2,719.

GROSS LOSS. Gross loss was $0 for the three months ended September 30, 2016, compared to $1,479 for the comparable period of 2015, representing a blended gross loss margin of nil and -119% for the comparable periods of 2016 and 2015, respectively. The decrease in blended gross loss margin in the three months ended September 30, 2016 was primarily due to no contingent rental income for the three months ended September 30, 2016, compared to contingent rental income of $1,240 and cost of sales of $2,719 for the same period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2016 was $2.29 million, a $2.88 million decrease from $5.17 million for the comparable period of 2015. During the three months ended September 30, 2016, interest income was derived from the following 9 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years).

In comparison, during the third quarter of 2015, interest income was derived from the following ten (10) sales-type leases:

i.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One (1) BMPG system to Shenqiu Phase I (11 years);

iii.	One (1) BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five (5) power and steam generating systems to Erdos (20 years); and

v.	One (1) WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $0.30 million for the three months ended September 30, 2016 as compared to $0.54 million for the comparable period of 2015, a decrease of $0.24 million or 45%. The decrease was mainly due to a $0.03 million decrease in rental expenses and a $0.02 million decrease in payroll expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the three months ended September 30, 2016, net non-operating expense was $1.42 million compared to net non-operating expense of $0.57 million for the comparable period of 2015. For the three months ended September 30, 2016, we had $0.04 million interest income and $0.20 million other income, but the amounts were offset by a $1.66 million interest expense on loans. For the comparable period of 2015, we had $0.05 million interest income, which was offset by $0.59 million interest expense on loans and $0.03 million other expenses.

INCOME TAX EXPENSE. Income tax expense was $0.11 million for the three months ended September 30, 2016, a decrease of $0.69 million in income tax expense from $0.80 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the three months ended September 30, 2016 and 2015 were 20% and 20%, respectively; the decrease in income tax expense in 2016 was mainly due to decreased pretax income compared to the same period of 2015. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to the expiration of such status.

NET INCOME. Net income for the three months ended September 30, 2016 was $0.54 million compared to net income of $3.27 million for the comparable period of 2015, a decrease of $2.73 million. This decrease in net income was mainly due to decreased interest income on sales-type leases and increased non-operating expenses in the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$-	-%	$24,570,896	100%
Sales of systems	-	-%	24,296,220	99%
Contingent rental income	-	-%	274,676	1%
Cost of sales	-	-%	21,323,089	87%
Cost of systems and contingent rental income	-	-%	21,323,089	87%
Gross profit	-	-%	3,247,807	13%
Interest income on sales-type leases	10,945,411	-%	17,989,599	73%
Total operating income	10,945,411	-%	21,237,406	86%
Total operating expenses	(1,153,894)	-%	(1,776,101)	(7)%
Income from operations	9,791,517	-%	19,461,305	79%
Total non-operating income (expenses), net	(7,902,663)	-%	2,293,303	9%
Income before income tax	1,888,854	-%	21,754,608	89%
Income tax expense (benefit)	(861,811)	-%	3,096,126	13%
Less: net loss attributable to noncontrolling interest	(227,126)	-%	(23,024)	-%
Net income attributable to China Recycling Energy Corp	$2,977,791	-%	$18,681,506	76%

SALES. Total sales for the nine months ended September 30, 2016 were $0, while total sales for the comparable period of 2015 were $24.57 million, a decrease of $24.57 million. Of the total sales, sales of systems for the nine months ended September 30, 2016 and 2015 were $0 and $24.30 million, respectively; the decrease was primarily due to the sale of the Datong project in 2015. For the nine months ended September 30, 2016, the Company had contingent rental income of $0, compared to $0.27 million for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease. In addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the nine months ended September 30, 2016 was $0 while our COS for the comparable period of 2015 was $21.32 million, a decrease of $21.32 million. The decrease was primarily due to the sale of the Datong project in 2015 while no sale of system in 2016.

GROSS PROFIT. Gross profit was $0 for the nine months ended September 30, 2016, compared to $3.25 million for the comparable period of 2015, representing a blended gross margin of nil and 13% for the comparable periods of 2016 and 2015, respectively. The decrease in blended gross margin in the nine months ended September 30, 2016 was primarily due to a lack of systems sales and no contingent rental income for the nine months ended September 30, 2016, compared to the same period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2016 was $10.95 million, a $7.04 million decrease from $17.99 million for the comparable period of 2015. During the nine months ended September 30, 2016, interest income was derived from the following 10 sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1.15 million for the nine months ended September 30, 2016, as compared to $1.78 million for the comparable period of 2015, a decrease of $0.62 million or 35%. The decrease was mainly due to a $0.07 million decrease in payroll expense, a $0.03 million decrease in travel expenses, a $0.03 million decrease in consulting expenses, and a $0.09 million decrease in rental expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expense consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the nine months ended September 30, 2016, net non-operating expense was $7.90 million compared to net non-operating income of $2.29 million for the comparable period of 2015. For the nine months ended September 30, 2016, we had $0.10 million interest income and $0.28 million other income, but the amounts were offset by a $5.04 million interest expense on loans, a $2.82 million loss from the sale of construction in progress of the Xuzhou Zhongtai project, and a $0.42 million loss on systems repurchase from Yida. For the comparable period of 2015, we had $2.39 million interest expense on loans, but offset with $4.56 million gain on systems repurchase from Jitie, $0.11 million interest income, and $0.02 million other income.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $0.86 million for the nine months ended September 30, 2016, an increase of $3.96 million income tax expense from $3.10 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the nine months ended September 30, 2016 and 2015 were (46)% and 14%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME. Net income for the nine months ended September 30, 2016 was $2.98 million compared to net income of $18.68 million for the comparable period of 2015, a decrease of $15.70 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2016 and 2015

As of September 30, 2016, the Company had cash and equivalents of $40.68 million, other current assets of $37.42 million, current liabilities of $56.81 million, working capital of $21.29 million, a current ratio of 1.37:1 and a debt-to-equity ratio of 0.24:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating Activities	$30,432,764	$51,720,540
Investing Activities	1,101,308	(20,017)
Financing Activities	(31,463,810)	(32,463,669)

Net cash provided by operating activities was $30.43 million during the nine months ended September 30, 2016, compared to $51.72 million provided by operating activities in the comparable period of 2015. The decrease in net cash inflow in the nine months ended September 30, 2016 was mainly due to a decrease in net income of $15.91 million, an increase in cash outflow for accounts receivable of $10.12 million, and a decrease in collection of principal on sales type leases of $29.83 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $34.53 million as a result of disposal of construction in progress of Xuzhou Zhongtai.

Net cash provided by investing activities was $1.10 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $0.02 million in the comparable period of 2015. We had $1.10 million cash inflow from change in restricted cash in the nine months ended September 30, 2016 compared with $0.02 million cash outflow for acquisition of property and equipment in the same period of 2015.

Net cash used in financing activities was $31.46 million for the nine months ended September 30, 2016 compared to net cash used in financing activities of $32.46 million for the comparable period of 2015. The cash outflow in the nine months ended September 30, 2016 mainly included $30.47 million repayment of bank loans and $0.99 million repayment of notes payable. In comparison, during the nine months ended September 30, 2015, we had $36.57 million repayment of bank loans and $2.38 million repayment of a long-term payable, offset by $6.48 million proceeds from bank loans.

We believe we have sufficient cash to continue our current business through 2016 based on recurring receipts from existing sales-type leases. As of September 30, 2016, we have five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2016. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 8.08 million ($1.23 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	September 30, 2016	December 31, 2015
Unrestricted retained earnings	$87,015,098	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,448,084	13,823,789
Retained earnings (including surplus reserve fund)	$101,463,182	$98,485,391

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

Contractual Obligations

Company’s contractual obligations as of September 30, 2016 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$748,750	$-	12
Entrusted loan	49,417,473	299,500	12
Total	$50,166,223	$299,500

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the Project is currently under commissioning tests which the Company expects to complete in the first quarter of 2017. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($33.34 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2016, Zhonghong had paid $30.90 million for the project, and is committed to pay an additional $5.40 million for the Boxing project.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ WHPG Project (the “Tianyu Project”) with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd.  Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per kWh (excluding tax).  The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed in the first quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. Xuzhou Huayu Coking Co., Ltd is working actively to resolve the conflict, and we will resume construction as soon as the possible; however, if the conflict cannot be resolved, either Xuzhou Huayu Coking Co., Ltd or the local residents will be forced to relocate. A relocation of Xuzhou Huayu Coking Co., Ltd would likely impact the Xuzhou Huayu Project.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2016, Zhonghong had paid $29.63 million for the Huayu project and $28.47 million for the Tian’an project and is committed to pay an additional $7.49 million for the Huayu project and $8.65 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 14, 2016	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*      Filed herewith

