Form 10-K
period 2016-12-31
CHINA RECYCLING ENERGY CORP
filed 2017-03-30
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 000-12536

China Recycling Energy Corporation

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0093373

(I.R.S. Employer Identification No.)

12/F, Tower A
Chang An International Building
No. 88 Nan Guan Zheng Jie
Xi An City, Shaan Xi Province
China	710068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (011) 86-29-8765-1097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Capital Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,781,047.48.

As of March 28, 2017, the registrant had 8,310,198 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

PART I

When we use the terms “we,” “us,” “our” and “the Company,” we mean China Recycling Energy Corporation, a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”)and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

ITEM 1. BUSINESS

General

We are currently engaged in the recycling energy business, providing energy savings and recycling products and services. We are a leading developer of waste energy recycling projects for industrial applications in China, and we believe we are the only developer to use a Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers who use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in iron and steel, nonferrous metal, cement, coal and petrochemical plants. We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer. While some of our competitors offer projects targeting one or two verticals, we serve multiple verticals.

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

Company Overview and History

The Company was incorporated on on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

Our business is primarily conducted through our wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifeng”), Sifeng’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”). Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, currently with registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July, 2013. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. Zhongxun was incorporated in March 2014, and is a wholly-owned subsidiary of Xi’an TCH.

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

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomic Region. On July 19, 2013, Xi’an TCH formed a new company called Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of this report date.

As of December 31, 2016, Xi’an TCH, a wholly owned subsidiary of Shanghai TCH, was leasing the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11.9 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); and (iii) Shenqiu Phase II (9.5 year term). In addition, as of December 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The current term is four years from the August 2016 date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and commissioning tests were successfully completed in the first quarter of 2017. The Company expects the Chengli Project to be operational in the second quarter of 2017, provided that the required power generating license is granted. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs. We anticipate that Huaxin Project will be operational in the second quarter of 2017.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. The local residents were requested to move out from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations of pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved out. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noice control, and expects to complete the recycling of coal gas by the end of June 2017. Once Huayu obtains government’s acceptance and approval of the technical innovations, the project will resume.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of December 31, 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company received full payment of $25.45 million.

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

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a new subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”) with registered capital of $30,000,000, to be paid within ten years from the date the business license is issued. Yinghua is 100% owned by the Company and is mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations as of the date of this report.

Summary of Sales-Type Lease at December 31, 2016

Status at December 31, 2016

As of December 31, 2016, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the years ended December 31, 2016 and 2015, the Company entered into the following Asset Repurchase Agreements:

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company received full payment of $25.45 million.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of December 31, 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction.

On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of December 31, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

Gas turbines are a set of hi-tech equipment and devices that is crucial to the energy development strategy of China. Gas turbine, which uses flammable gas as fuel and combines with recycling power generating technology, has many merits. These include high efficiency power generation, low investment, short construction periods, small land usage, water savings, environment protection and more. We believe the market prospect of the gas turbine industry is promising. On January 2013, the State Council released “Energy ‘Twelfth Five-Year’ Plan “. The Plan has proposed to focus on developing natural gas power generation. The total volume of gas power generating is expected to reach 56,000 MW, representing 16.2% growth rate compared with 2010. During the “Twelfth Five-Year” period, the newly constructed gas power generation station will reach 30,000 MW.

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

Source: China National Environmental Protection Plan in the 13th Five Years (2016-2020).

The 13th Five-Year Plan (2016-2020) covers a crucial period in China’s economic and social development. Environmental protection and low-carbon development will be one of the top priority considerations during that period. The government, private enterprises and the public sector will seek to jointly implement the strictest environmental protection system to realize environmental improvement, control carbon emissions, honor climate commitments and deeply participate into global climate governance. China aims to hit the CO2 emissions peak by around 2030 and reduce CO2 emissions per unit of the GDP by 60 percent to 65 percent from the 2005 level on or before 2030.

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

Trends in Industries We Principally Service

Iron, Steel and Nonferrous Metal Industry

As the biggest iron and steel producer in the world and one of the highest CO2 emission sectors, China’s iron and steel industry is undergoing a low-carbon transition accompanied by remarkable technological progress and investment adjustment, in response to the macroeconomic climate and policy intervention.

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

Continually Enhance Research and Development Efforts

We plan to devote substantial resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. We anticipate that our in-house design and engineering team will provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not generally expect any revenue in the future through such model. In 2016, however, the Company plans to put the one Chengli project and the two Tianyu projects under operating leases; these projects were under construction at the end of 2016.

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

Main Customers

Our customers are mainly mid- to large-size enterprises in China involving high energy-consuming businesses. Following our selection process described in the next paragraph, we conduct stringent evaluation procedures to identify and qualify potential customers and projects. To lower our investment and operational risk, we target companies with geographic or industry competitive advantages, with strong reputations and in good financial condition. Generally, our targets include steel and nonferrous metal mills with over 3 million tons of production capacity per year, cement plants with over 2 million tons of production capacity per year that utilize new-suspension-line process, and coking plants with over 600 tons production capacity per year. Our existing customers operate in Shanxi province, Shaan’xi province, Shandong province, Jiangsu province and the Inner Mongolia Autonomic Region in China.

Marketing and Sales

We market and sell our projects nationwide through our direct sales force of 4 employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Geographic Distribution of Sales

Sales outside the US accounted for 100% of revenue in 2016, 2015 and 2014.

Seasonality

For the most part, the Company’s business and sales are not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. The USPTO has also approved CREG and our logo for the trademark in the US.

Patents

As of December 31, 2016, we owned patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

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

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the South China University of Technology School of Power and Electricity and Xi’an University of Architecture and Technology gives us access to the latest developments in energy and waste-to-energy technologies as well as technical support of the research and development teams of these universities on integrated utilization of waste heat, gas and pressure to energy. Amounts spent on our research and development in the year ended December 31, 2016 were not material and we invested approximately $0.28 million in research and development in fiscal year 2015.

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

We believe that we offer advantages over our competitors in several ways:

●	Our management team has over 20 years of industry experience and expertise;

●	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;

●	We have the capabilities and experience in undertaking large scale projects; and

●	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2016, we had 37 employees:

Management:	6 Employees

Administration:	11 Employees

Marketing:	4 Employees

Research & Development:	3 Employees

Accounting & Finance:	6 Employees

Project Officer:	7 Employees

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

ITEM 1A. RISK FACTORS

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of new services by us or our competitors;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in financial estimates by securities analysts;

●	conditions in the energy recycling market;

●	changes in the economic performance or market valuations of other companies involved in the same industry;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	failure to maintain compliance with NASDAQ listing rules;

●	additions or departures of key personnel;

●	potential litigation;

●	conditions in the market; or

●	relatively small size of shares of our common stock available for purchase.

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

On June 19, 2015, the Company was notified by The NASDAQ Stock Market (the “NASDAQ”) that the Company was not in compliance with the $1.00 minimum closing bid price requirement under the NASDAQ Listing Rules (the “Minimum Closing Bid Price”) and the Company was afforded 180 calendar days, or until December 16, 2015, to regain compliance with the requirement of Minimum Closing Bid Price. The Company did not regain compliance with the minimum $1.00 bid price per share by December 16, 2015. On December 7, 2015, the Company transferred the listing of its securities from The NASDAQ Global Market to The Nasdaq Capital Market (the “Capital Market”). On December 17, 2015, the Company received a letter from NASDAQ indicating that NASDAQ determined that the Company is eligible for an additional 180 calendar day period, or until June 13, 2016 (the “Second Compliance Period”), to regain compliance. NASDAQ’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice to NASDAQ of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

On May 24, 2016, the Company filed with the Nevada Secretary of State’s office a Certificate of Change, by which the Company authorized and approved a 1-for-10 reverse stock split of the Company’s authorized shares of common stock from 200,000,000 shares to 20,000,000 shares, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The common stock continues to have a par value of $0.001. The Certificate of Change became effective on May 25, 2016, and the Reverse Stock Split became effective for trading purposes at the market opening on May 26, 2016, at which time the Company’s common stock began trading on the Nasdaq Capital Market on a split-adjusted basis under the symbol “CREG.” The CUSIP number for the Company’s common stock post-Reverse Stock Split is 168913200.

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

Since late 2008 and continuing through 2016, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the US mortgage market and a declining residential real estate market in the US contributed to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, 2016 annual electricity consumption grew by 5% year on year, compared with 0.5% growth in 2015, which rebounded up 4.5% and hit a three-year high. By the end of 2016, the national power generation capacity reached 1.65 billion kilowatts, with 8.2% year-on-year growth. Clean energy power generation increased significantly in 2016. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2017 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

We may not be able to assemble our waste energy recycling projects and deliver them to our customers at the times they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

●	the failure of a supplier to deliver needed components on a timely basis or of acceptable quality;

●	equipment failures;

●	personnel shortage;

●	labor disputes; or

●	transportation disruptions.

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

Currently, all of our operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange; and

●	the allocation of resources.

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

As an offshore holding company of PRC operating companies, we may make loans or additional capital contributions to our PRC operating companies. Any loans to our PRC operating companies are subject to PRC regulations. For example, loans to our operating companies in China to finance their activities may not exceed statutory limits and must be registered with SAFE. If we decide to make capital contributions to our operating entities in the PRC, the PRC Ministry of Commerce, or MOFCOM, (or MOFCOM’s local counterpart, depending on the amount involved) must approve these capital contributions. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to any such capital contributions. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our ability to fund and expand our business.

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

There are substantial uncertainties regarding the interpretation and application of the above rules, and MOFCOM and CSRC have yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC related company similar to us will be subject to approvals from MOFCOM and CSRC with respect to any offering or a failure to maintain an offering. If MOFCOM and CSRC approvals are required in connection with our previous restructuring, our failure to obtain or delay in obtaining such approval could result in penalties imposed by MOFCOM, CSRC and other PRC regulatory agencies. These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, operations and financial conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease two office spaces, one in Xi’an and one in Shanghai. On February 1, 2010, we expanded and moved our leased office space in Xi’an within the Chang’an Metropolis Center where we previously occupied part of a floor in Tower B. Our leased space in Xi-an is now the 12th Floor of Tower A at Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC. Our leased office space in Shanghai is located at Room 519, Floor 5, No. 277 Fu Te North Road, Pilot Free Trade Zone, Shanghai, PRC. The average monthly rent for our office locations was $31,290 in 2015 and $20,851 in 2016.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On March 28, 2017, the last reported sales price for our common stock was $1.54 per share. As of March 28, 2017, there were 8,310,198 shares of our common stock outstanding held by approximately 2,727 shareholders of record.

On May 24, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 25, 2016, at which time the Company affected a 1-for-10 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). The Company rounded up to the next full share of the Company’s Common Stock any fractional shares resulting from the Reverse Stock Split. All share prices and share amounts described herein give effect to the Reverse Stock Split, and the Reverse Stock Split was retroactively stated for the periods covered by the financial statements included herein.

The table below provides information with respect to the Company’s quarterly stock prices during 2016 and 2015:

	2016				2015
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q
High	$1.89	$2.24	$3.10	$0.37	$.054	$0.89	$1.16	$1.32	High

Low	$1.41	$1.73	$2.00	$0.25	$0.25	$0.45	$0.75	$0.69	Low

Dividend Policy

We did not pay any cash dividends on our common stock in 2016 or 2015. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during 2016.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2016 that were either approved or not approved by our shareholders is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,000	$10.20	1,242,261

Equity compensation plans not approved by security holders	-	$-	-

Total	4,000	$10.20	1,242,261

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

As of December 31, 2016, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The current term is four years from the August 2016 date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On June 18, 2015, Xi’an TCH entered into a WHPG system Repurchase Agreement with Jitie. Under the Repurchase Agreement, Jitie agreed to repurchase the Jitie Project from Xi’an TCH and pay outstanding energy saving service fees of RMB 1.8 million ($294,599) to Xi’an TCH within five business days from the execution of the Repurchase Agreement on June 18, 2015. The Jitie Project was transferred to Jitie for a total price of RMB 90 million ($14.73 million). As of December 31, 2015, Xi’an TCH had received the payment in full and the systems were transferred. The outstanding balance of net investment receivable (the remaining principal amount) on the date of the transfer was $13.10 million. The Company recorded a $1.62 million gain from this transaction, which was the difference between the repurchase amount and net investment receivable.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests were successfully completed in the first quarter of 2017. The Company expects the Chengli Project to be operational in the second quarter of 2017, provided that the required power generating license is granted. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs. We anticipate that Huaxin Project will be operational in the second quarter of 2017.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move out from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations of pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved out. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noice control, and expects to complete the recycling of coal gas by the end of June 2017. Once Huayu obtains government’s acceptance and approval of the technical innovations, the project will resume.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets was transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH received the full Transfer Price and the outstanding monthly leasing fees. As of December 31, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 (approximately $7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 (approximately $4.32 million) of the Transfer Price will be paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 (approximately $13.44 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of December 31, 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction.

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million) on the following schedule: (i) RMB 65,200,000 ($10.05 million) was paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (ii) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016, and (iii) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH, and the full ownership of the Project will be transferred to Rongfeng after it completes the entire payment pursuant to the terms of the Transfer Agreement. As of December 31, 2015, Xi’an TCH received the first payment of $10.05 million, and on April 6, 2016, Xi’an TCH received the second payment of $7.70 million. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company had received payment in full of $25.45 million.

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

The Baoliyuan project was cancelled in May 2015 because the project required the blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction from the local government.

Related Party Transactions

As of December 31, 2016, the Company had $44,059 in advances from the Company’s management, which bore no interest, and were payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Ku. Pursuant to the Agreement, the Company issued to Mr. Ku 1,382,908 shares of the Company’s common stock on September 5, 2014 (adjusted for the 1:10 reverse stock split). The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the fair value of $1.49 per share. The Company filed a registration statement registering the Shares for resale on Form S-3 (Reg. No. 333-214834), which was declared effective by the Securities and Exchange Commission on December 20, 2016.

During the year ended December 31, 2016, the Company recognized RMB 28.47 million ($4.29 million) interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

Also during the year ended December 31, 2016, prior to repurchase date, the Company recognized RMB 13.83 million ($2.09 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2016 and 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2015, the Company had accounts receivable of $15,399,778 (from sale of CDQ and a CDQ WHPG system to Rongfeng).

Interest Receivable on Sales Type Leases

As of December 31, 2016, the interest receivable on sales type leases was $4,621,491, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2015, the interest receivable on sales type leases was $555,451.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Both of the Shenqiu and Pucheng Projects were placed on hold in 2016 due to the rise in prices of raw materials. After a period of production halt, the prices of raw materials have bounced back. Their operating workers have completed equipment maintenance and are cleaning the stock ground so as to collect materials in preparation for the resumption of production. The Shenqiu and Pucheng users have a good record of payment and have promised to repay the due amount gradually after production resumes. Based on an evaluation of the collectability, the Company did not record any bad debt allowances at December 31, 2016 and 2015.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$6,645	100%	$24,355,500	100%
Sales of systems	-	-%	24,083,232	99%
Contingent rental income	6,645	100%	272,268	1%
Cost of sales	11,654	175%	21,138,645	87%
Cost of systems and contingent rental income	11,654	175%	21,138,645	87%
Gross profit (loss)	(5,009)	(75)%	3,216,855	13%
Interest income on sales-type leases	12,165,572	183,079%	22,998,834	94%
Total operating income	12,160,563	183,003%	26,215,689	107%
Total operating expenses	(1,805,638)	(27,173)%	(2,308,608)	(9)%
Income from operations	10,354,925	155,830%	23,907,081	98%
Total non-operating expenses, net	(9,713,878)	(146,183)%	(2,294,543)	(9)%
Income before income tax	641,047	9647%	21,612,538	89%
Income tax expense (benefit)	(838,988)	(12,626)%	3,244,695	13%
Less: net loss attributable to noncontrolling interest	(347,136)	(5,224)%	(29,582)	-%
Net income attributable to China Recycling Energy Corp	$1,827,171	27,497%	$18,397,425	76%

SALES. Total sales for the year ended December 31, 2016 were $6,645, while total sales for the comparable period of 2015 were $24.36 million, a decrease of $24.35 million. Of the total sales, sales of systems for the years ended December 31, 2016 and 2015 were $0 and $24.08 million, respectively; the decrease was primarily due to the sale of the Datong project in 2015. For the year ended December 31, 2016, the Company had contingent rental income of $6,645, compared to $0.27 million of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales for the year ended December 31, 2016 was $11,654, while our COS for the comparable period of 2015 was $21.14 million, a decrease of $21.13 million. We sold the Datong WGPG project upon completion of the construction in the year ended December 31, 2015; while we did not finish any new construction or sale any new system in the year ended December 31, 2016.

GROSS PROFIT (LOSS). Gross loss was $5,009 for the year ended December 31, 2016, compared to gross profit of $3.22 million for the comparable period of 2015, representing a blended gross (loss) margin of -75% and 13% for the 2016 and 2015 fiscal years, respectively. The decrease in blended gross profit margin in the year ended December 31, 2016 was primarily due to no sales of systems and decreased contingent rental income of $6,645 for the year ended December 31, 2016, compared to sales of systems of $24.08 million and contingent rental income of $0.27 million for the year ended December 31, 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2016 was $12.17 million, a $10.83 million decrease from $23 million for the year ended December 31, 2015. During the year ended December 31, 2016, interest income was derived from the following ten (10) sales-type leases:

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

In comparison, during the year ended December 31, 2015, interest income was derived from the following thirteen (13) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

v.	One WHPG system to Jitie (24 years);

vi.	Two BPRT systems to Shanxi Datong (30 years); and

vii.	One WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1.56 million and asset impairment loss of 0.24 million for the year ended December 31, 2016, as compared to $2.31 million general and administrative expenses for 2015, a decrease of $0.75 million or 32%. The decrease was mainly due to a $0.12 million decrease in rental expenses, a $0.05 million decrease in travel expense, a $0.04 million decrease in consulting expense, and a $0.08 million decrease in payroll expenses compared to 2015. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems. However, we performed an asset impairment test during the year ended December 31, 2016, the total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31, 2016; accordingly, we recorded an asset impairment loss of $242,305.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, bank charges and miscellaneous expenses. For the year ended December 31, 2016, net non-operating expense was $9.71 million compared to net non-operating expense of $2.29 million for the year ended December 31, 2015. For the year ended December 31, 2016, we had $0.13 million interest income and $0.52 million other income, but the amounts were offset by a $7.18 million interest expense on loans, a $2.78 million loss from the sale of construction in progress of the Xuzhou Zhongtai project, and a $0.41 million loss on systems repurchase from Yida. For the year ended December 31, 2015, we had a $2.93 million gain from the sales of two BRPT systems to Datong and a $1.59 million gain from the sale of a WHPG system to Jitie, and $0.16 million interest income, but the amounts were offset by a $3.22 million interest expense on loans and a $3.78 million loss from the sale of construction in progress of the Tangshan Rongfeng project.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $0.84 million for the year ended December 31, 2016, an increase of $4.08 million in income tax benefit from $3.24 million income tax expense for 2015. The consolidated effective income tax rate for the years ended December 31, 2016 and 2015 were -130.9% and 15%, respectively; the decrease in income tax expense in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purposes. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high-tech enterprise status and is 25% for 2016 due to the expiration of such status.

NET INCOME. Net income for the year ended December 31, 2016 was $1.83 million compared to net income of $18.40 million for the year ended December 31, 2015, a decrease of $16.57 million. This decrease in net income was mainly due to decreased gross profit and decreased interest income on sales-type leases and increased non-operating expenses in the year ended December 31, 2016.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2016 and 2015

As of December 31, 2016, the Company had cash and equivalents of $47.75 million, other current assets of $27.84 million, current liabilities of $54.28 million, working capital of $21.31 million, a current ratio of 1.39:1 and a debt-to-equity ratio of 0.24:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating Activities	$39,514,211	$63,911,466
Investing Activities	1,105,039	(1,198,315)
Financing Activities	(31,570,390)	(54,431,989)

Net cash provided by operating activities was $39.51 million during the year ended December 31, 2016, compared to $63.91 million provided by operating activities in 2015. The decrease in net cash inflow in the year ended December 31, 2016 was mainly due to a decrease in net income of $16.89 million, an increase in cash outflow for accrued liabilities and other payables by $2.05 million, a decrease on interest receivable on sales type leases by $4.66 million, and a decrease in collection of principal on sales type leases by $34.81 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $10.53 million as a result of disposal of construction in progress of Xuzhou Zhongtai, and an increased cash inflow on accounts receivable by $17.94 million.

Net cash provided by investing activities was $1.11 million for the year ended December 31, 2016, compared to net cash used in investing activities of $1.20 million in 2015. We had $1.11 million cash inflow from change in restricted cash in the year ended December 31, 2016 compared with $1.18 million cash outflow from changes in restricted cash, and $0.02 million cash outflow for acquisition of property and equipment in the year ended December 31, 2015.

Net cash used in financing activities was $31.57 million for the year ended December 31, 2016 compared to net cash used in financing activities of $54.43 million for the year ended December 31, 2015. The cash outflow in the year ended December 31, 2016 included $30.58 million repayment of bank loans and $0.99 million repayment of notes payable. In comparison, during the year ended December 31, 2015, we had $58.50 million repayment of bank loans and $2.36 million repayment of a long-term payable, offset by $6.42 million proceeds from bank loans.

We believe we have sufficient cash to continue our current business through 2017 based on recurring receipts from existing sales-type leases. As of December 31, 2016, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2017. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 8.08 million ($1.23 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2017.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2016	2015
Unrestricted retained earnings	$85,838,637	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,473,924	13,823,789
Retained earnings (including surplus reserve fund)	$100,312,561	$98,485,391

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2016 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$720,773	$-	12
Entrusted loan	47,570,996	288,309	12
Total	$48,291,769	$288,309

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving service fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Company expects the Chengli Project to be operational in the second quarter of 2017, provided that the required power generating license is granted. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2016, Zhonghong had paid $24.38 million for the project, and is committed to pay an additional $4.45 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2016, Zhonghong had paid $17.30 million for the Huayu project and $24.83 million for the Tian’an project and is committed to pay an additional $11.53 million for the Huayu project and $4.00 million for the Tian’an project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

We have audited the accompanying consolidated balance sheets of China Recycling Energy Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. China Recycling Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Recycling Energy Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MJF & Associates, APC

Los Angeles, CA

March 30, 2017

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2016 AND 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and equivalents	$47,752,353	$41,749,388
Restricted cash	-	1,130,344
Accounts receivable	12,593,340	15,399,778
Current portion of investment in sales-type leases, net	9,385,453	6,679,019
Interest receivable on sales type leases	4,621,491	555,451
Prepaid expenses	682,781	1,179,778
Other receivables	560,468	553,886

Total current assets	75,595,886	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	101,706,978	133,079,634
Long term investment	641,897	950,470
Long term deposit	61,564	57,033
Property and equipment, net	12,558	17,724
Construction in progress	86,493,182	115,522,068

Total non-current assets	188,916,179	249,626,929

TOTAL ASSETS	$264,512,065	$316,874,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,506,924	$427,732
Notes payable - bank acceptances	-	1,130,344
Taxes payable	1,202,677	1,058,417
Accrued liabilities and other payables	1,596,580	3,199,395
Due to related parties	44,059	44,059
Deferred tax liability, net	1,418,078	1,538,105
Loans payable - current	720,773	6,159,911
Interest payable on entrusted loans	224,090	268,801
Current portion of entrusted loan payable	47,570,996	43,119,379

Total current liabilities	54,284,177	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	7,482,901	10,771,348
Refundable deposit from customers for systems leasing	1,023,497	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	288,309	15,707,773

Total noncurrent liabilities	8,794,707	46,221,637

Total liabilities	63,078,884	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding as of December 31, 2016 and 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,473,924	13,823,789
Accumulated other comprehensive income (loss)	(10,544,426)	3,210,315
Retained earnings	85,838,638	84,661,602

Total Company stockholders’ equity	201,565,612	213,493,182

Noncontrolling interest	(132,431)	213,611

Total equity	201,433,181	213,706,793

TOTAL LIABILITIES AND EQUITY	$264,512,065	$316,874,573

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2016	2015

Revenue
Sales of systems	$-	$24,083,232
Contingent rental income	6,645	272,268

Total revenue	6,645	24,355,500

Cost of sales
Cost of systems and contingent rental income	11,654	21,138,645

Gross profit (loss)	(5,009)	3,216,855

Interest income on sales-type leases	12,165,572	22,998,834

Total operating income	12,160,563	26,215,689

Operating expenses
Asset impairment loss	242,305	-
General and administrative	1,563,333	2,308,608

Total operating expense	1,805,638	2,308,608

Income from operations	10,354,925	23,907,081

Non-operating income (expenses)
Interest income	129,762	161,086
Interest expense	(7,178,248)	(3,217,689)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,775,084)	-
Loss on systems repurchase from Yida	(410,905)	-
Loss on sale of construction in progress of Tangshan Rongfeng	-	(3,780,138)
Gain on systems repurchase from Jitie and Datong	-	4,521,443
Other income	520,597	20,755

Total non-operating expenses, net	(9,713,878)	(2,294,543)

Income before income tax	641,047	21,612,538
Income tax expense (benefit)	(838,988)	3,244,695

Income before noncontrolling interest	1,480,035	18,367,843

Less: loss attributable to noncontrolling interest	(347,136)	(29,582)

Net income attributable to China Recycling Energy Corporation	1,827,171	18,397,425

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(13,754,741)	(12,776,823)
Foreign currency translation gain (loss) attributable to noncontrolling interest	1,094	(13,606)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(11,927,570)	$5,620,602

Comprehensive loss attributable to noncontrolling interest	$(346,042)	$(43,188)

Basic and diluted weighted average shares outstanding	8,310,198	8,308,116

Basic and diluted earnings per share	$0.22	$2.21

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$1,480,035	$18,367,843
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	4,212	26,038
Stock option expense		9,390
Investment income	258,817	(184,160)
Changes in deferred tax	(2,737,993)	(1,252,455)
Asset impairment loss	242,305	-
Loss on systems repurchase from Yida	410,905	-
Gain on systems repurchase from Jitie and Datong	-	(4,521,443)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,775,084	-
Loss on sale of construction in progress of Tangshan Rongfeng	-	3,780,138
Changes in assets and liabilities:
Interest receivable on sales type leases	(4,283,517)	378,307
Collection of principal on sales type leases	19,955,404	54,760,726
Prepaid expenses	440,292	(295,539)
Accounts receivable	1,902,955	(16,039,444)
Other receivables	(52,387)	598,195
Construction in progress	19,830,172	9,300,928
Accounts payable	1,044,149	343,704
Taxes payable	221,314	(1,464,907)
Interest payable on entrusted loan	(28,751)	-
Accrued liabilities and other payables	(1,948,785)	104,145

Net cash provided by operating activities	39,514,211	63,911,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,105,039	(1,178,473)
Acquisition of property and equipment	-	(19,842)

Net cash provided by (used in) investing activities	1,105,039	(1,198,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	6,422,195
Repayment of loans	(30,576,758)	(58,498,170)
Long term payable	-	(2,359,225)
Repayment of notes payable	(993,632)	-
Advance from related parties	-	3,211

Net cash used in financing activities	(31,570,390)	(54,431,989)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(3,045,895)	(2,402,804)

NET INCREASE IN CASH AND EQUIVALENTS	6,002,965	5,878,358
CASH AND EQUIVALENTS, BEGINNING OF YEAR	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF YEAR	$47,752,353	$41,749,388

Supplemental cash flow data:
Income tax paid	$1,228,167	$6,226,976
Interest paid	$9,864,832	$16,355,968

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock		Paid in	Shares to be	Statutory	Other comprehensive	Retained		Noncontrolling
	Shares	Amount	capital	issued	reserves	income (loss)	earning	Total	interest

Balance at January 1, 2015	8,302,698	8,302	111,592,283	18,750	11,888,170	15,987,138	68,199,797	207,863,192	256,799

Shares issued for IR service	7,500	8	187,493	(18,750)	-	-	-	-	-

Issuance of stock options	-	-	9,390	-	-	-	-	9,390	-
		-
Net income for year	-	-	-	-	-	-	18,397,425	18,397,425	(29,582)

Transfer to statutory reserves	-	-	-	-	1,935,619	-	(1,935,619)	-	-

Foreign currency translation loss	-	-	-	-	-	(12,776,823)	-	(12,776,823)	(13,606)

Balance at December 31, 2015	8,310,198	8,310	111,789,166	-	13,823,789	3,210,315	84,661,602	213,493,182	213,611

Net income for year	-	-	-	-	-	-	1,827,171	1,827,171	(347,136)

Transfer to statutory reserves	-	-	-	-	650,135	-	(650,135)	-	-

Foreign currency translation loss	-	-	-	-	-	(13,754,741)	-	(13,754,741)	1,094

Balance at December 31, 2016	8,310,198	$8,310	$111,789,166	$-	$14,473,924	$(10,544,426)	$85,838,638	$201,565,612	$(132,431)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Fund Management Company serves as the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) has been fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The current term is four years from the August 2016 date of contribution for the preferred limited partner, or four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project is currently under commissioning tests were successfully completed in the first quarter of 2017. The Company expects the Chengli Project to be operational in the second quarter of 2017, provided that the required power generating license is granted. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs. We anticipate that Huaxin Project will be operational in the second quarter of 2017.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move out from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations of pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved out. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noice control, and expects to complete the recycling of coal gas by the end of June 2017. Once Huayu obtains government’s acceptance and approval of the technical innovations, the project will resume.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of December 31, 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction.

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

Rongfeng will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving service fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving service fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company had received full payment of $25.45 million.

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

The Baoliyuan project was cancelled in May 2015 because the project required blasting and leveling of a mountain and Baoliyuan could not obtain all the necessary permits for the construction.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000). Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a new subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”) with registered capital of $30,000,000, to be paid within ten years from the date the business license is issued. Yinghua is 100% owned by the Company and is mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations as of the date of this report.

Summary of Sales-Type Lease at December 31, 2016

Status at December 31, 2016

As of December 31, 2016, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the years ended December 31, 2016 and 2015, the Company entered into the following Asset Repurchase Agreements:

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

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. As of December 31, 2016, the Company received full payment of $25.45 million.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of December 31, 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction.

On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of December 31, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million, and the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

Reverse Stock Split

On May 24, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 25, 2016 (the “Effective Date”), at which time the Company affected a 1-for-10 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”).

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

Basis of Consolidation

The consolidated financial statements include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2016 and 2015, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2015, the Company had accounts receivable of $15,399,778 (from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

Interest Receivable on Sales Type Leases

As of December 31, 2016, the interest receivable on sales type leases was $4,621,491, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2015, the interest receivable on sales type leases was $555,451.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31, 2016; accordingly, the Company recorded an asset impairment loss of $242,305 for the year ended December 31, 2016. There was no impairment as of December 31, 2015.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. As of December 31, 2016 and 2015, the Company had not taken any uncertain positions that would necessitate recording of tax related liability.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of December 31, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $47.86 million. As of December 31, 2015, the Company’s long-term debt obligations consisted of the following: (i) various long-term bank loans and Zhongrong International Trust Co., Ltd. (“ZRIT”) trust loan payable of $18.19 million, and (ii) Zhonghong entrusted loan of $58.83 million.

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

As of December 31, 2016 and 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net income	$1,827,171	$18,397,425

Weighted average shares outstanding – basic	8,310,198	8,308,116
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	8,310,198	8,308,116
Earnings per share – basic	$0.22	$2.21
Earnings per share – diluted	$0.22	$2.21

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations. Most of the bank acceptances have maturities of less than six months. As of December 31, 2016 and 2015, the Company had restricted cash of $0 and $1.13 million.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2016, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of December 31, 2016 and 2015 are as follows:

	2016	2015
Total future minimum lease payments receivable	$217,470,913	$387,612,418
Less: executory cost	(66,444,519)	(93,054,738)
Less: unearned interest income	(39,933,963)	(154,799,027)
Investment in sales-type leases, net	111,092,431	139,758,653
Current portion	9,385,453	6,679,019
Noncurrent portion	$101,706,978	$133,079,634

As of December 31, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$26,864,491
2018	18,824,364
2019	18,935,252
2020	20,529,577
2021	19,782,930
Thereafter	112,534,299
Total	$217,470,913

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.65 million and $0.83 million prepaid consulting expense as of December 31, 2016 and 2015, respectively. The Company had $32,050 and $0.30 million prepaid tax as of December 31, 2016 and 2015.

6. OTHER RECEIVABLES

As of December 31, 2016, other receivables mainly consisted of (i) advance to third parties of $0.53 million, bearing no interest, payable upon demand; and (ii) advances to employees of $0.02 million, bearing no interest, payable upon demand. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $198,254 equity based investment income during the year ended December 31, 2016; however, it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (see Note 12). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The current term for the preferred limited partner is four years from the August 2016 date of its contribution and for the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of December 31, 2016 and 2015, the Company’s construction in progress included:

	2016	2015
Xuzhou Zhongtai	-	28,100,201
Xuzhou Huayu	23,525,925	29,752,270
Xuzhou Tian’an	32,471,977	26,909,193
Boxing County Chengli	30,495,280	30,760,404
Total	$86,493,182	$115,522,068

As of December 31, 2016, the Company was committed to pay an additional (1) $11.53 million for Xuzhou Huayu project, (2) $4.00 million for Xuzhou Tian’an project, and (3) $4.45 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Income	$773,397	$405,431
Business	-	249,141
VAT	366,230	369,595
Other	63,050	34,250
Total	$1,202,677	$1,058,417

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Employee training, labor union expenditure and social insurance payable	$760,021	$749,930
Consulting, auditing, and legal expenses	468,393	1,342,395
Accrued payroll and welfare	322,605	278,819
Accrued interest expense	1,569	682,949
Other	43,992	145,302
Total	$1,596,580	$3,199,395

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

As of December 31, 2016 and 2015, deferred tax liability consisted of the following:

	2016	2015
Deferred tax asset — current (accrual of employee social insurance)	$167,980	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,586,058)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,418,078)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$17,943,843	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(25,426,744)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(7,482,901)	$(10,771,348)

12. LOANS PAYABLE

Entrusted Loan Payable

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive an interest payment from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited to a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems. As of December 31, 2016, additional two power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal in the amount of RMB 280 million ($42.22 million); on August 6, 2017, it shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, it shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5% per year. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of December 31, 2016, the entrusted loan payable had an outstanding balance of $58.67 million, of which, $10.81 million was from the investment of Xi’an TCH; accordingly, the Company netted off the loan payable of $10.81 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2016, the Company recorded interest expense of $5.57 million on this loan and capitalized $2.75 million interest to construction in progress. For the year ended December 31, 2015, the Company recorded interest expense of $475,004 and on this loan and capitalized $8.82 million interest to construction in progress. As of the date of this report, the Company paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an agreed to loan $6.29 million (RMB 40 million) to Xi’an TCH for one year with maturity on June 25, 2016. The monthly interest rate of the loan is 0.595%. Under the terms of the loan, Xi’an TCH is required to make monthly interest payments and the principal is to be repaid at maturity. The loan is guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2016, this loan was paid in full.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing agreed to loan $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest rate of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of December 31, 2016, this loan had an outstanding balance of $0.72 million and was classified as a current liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of December 31, 2016, this loan was paid in full.

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

Summary

As of December 31, 2016, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2017	$48,291,769
2018	288,309
Total	$48,580,078

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

In addition to the leasing fees and payment to acquire the Assets, Xi’an TCH prepaid a one-time non-refundable leasing service charge of $405,696 (RMB 2.55 million) and a refundable security deposit of $338,079 (RMB 2.13 million) to Cinda Financial. The prepaid leasing service fee is to be: amortized over five years. For the years ended December 31, 2016 and 2015, $0 was amortized, respectively. In accordance with ASC 840-10-25-4, because we retain substantially all of the benefits and risks relating to the property, this transaction was a financing and was recorded as such.

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

14. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of December 31, 2016 and December 31, 2015, the balance of refundable deposit from customers for systems leasing was $1,023,497 for Pucheng and Shengqiu systems, and $1,555,378 for Pucheng, Shenqiu and Yida systems, respectively.

15. RELATED PARTY TRANSACTIONS

As of December 31, 2016, the Company had $44,059 in advances from the Company’s management, which bear no interest, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Ku. Pursuant to the Agreement, the Company issued to Mr. Ku 1,382,908 shares of the Company’s common stock on September 5, 2014 (adjusted for the 1:10 reverse stock split). The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37 per share. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the fair value of $1.49 per share. The Company filed a registration statement registering the Shares for resale on Form S-3 (Reg. No. 333-214834), which was declared effective by the Securities and Exchange Commission on December 20, 2016.

During the year ended December 31, 2016, the Company recognized RMB 28.47 million ($4.29 million) interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

Also during the year ended December 31, 2016, prior to repurchase date, the Company recognized RMB 13.83 million ($2.09 million) interest income for the sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

16. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million). Xi’an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the years ended December 31, 2016 and 2015, the Company had losses of $347,136 and $29,582 that were attributable to the noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Yinghua and Shanghai TCH’s effective income tax rate for 2016 and 2015 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013 through December 31, 2015, and is subject to 25% income tax rate in 2016 unless the renewal of preferential income tax rate is approved by the tax authority; as of December 31, 2016, the preferential income tax rate is not yet approved. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2016 and 2015 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of December 31, 2016, had net operating loss (“NOL”) carry forwards for income taxes of $14.15 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Consolidated foreign pretax earnings approximated $1.21 million and $22.38 million for the years ended December 31, 2016 and 2015, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. As of December 31, 2016, $113.16 million of accumulated undistributed earnings of non-US subsidiaries were indefinitely invested. At the existing US federal income tax rate, additional taxes of $23.85 million would have to be provided if such earnings were remitted currently.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended December 31, 2016 and 2015, respectively:

	2016	2015
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(16.9)%	(9.3)%
Effective tax holiday	-%	(7.2)%
Other	0.7%	(2.0)%
Tax rate change for future deferred tax items	(10.1)%	-%
Prior periods income tax adjustment per income tax return filed	(2.8)%	(1.8)%
Permanent differences	(165.9)%	-%
Valuation allowance on PRC NOL	0.1%	0.1%
Valuation allowance on US NOL	30.0%	1.2%
Tax per financial statements	(130.9)%	15.0%

The provision for income taxes expense for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Income tax expense – current	$1,899,005	$4,497,150
Income tax benefit - deferred	(2,737,993)	(1,252,455)
Total income tax expense (benefit)	$(838,988)	$3,244,695

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

The Company recorded no compensation expense for stock options to employees during the years ended December 31, 2016 and 2015.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the Equity Plan is limited to 12,462,605 shares (prior to the 10:1 Reverse Stock Split). The Equity Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. No share or option grants have been made to employees under the Equity Plan as of December 31, 2016.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. Mr. Huang will serve until his successor has been duly elected and qualified. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation in the amount of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Omnibus Equity Plan (“Plan”) adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 Reverse Stock Split) to Mr. Huang at an exercise price of $1.02 per share under the Plan which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors, the number of options reflects the 10:1 Reverse Stock Split effective on May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2015	8,000	$38.3	0.31
Exercisable at January 1, 2015	8,000	38.3	0.31
Granted	4,000	10.2	4.77
Exercised	-	-	-
Forfeited	8,000	-	-
Outstanding at December 31, 2015	4,000	10.2	4.77
Exercisable at December 31, 2015	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	$10.2	3.77

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2016.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2016

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 67,810,355 ($10,410,458)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 20,216,161 ($3,104,079)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of December 31, 2016 and 2015, Xi’an TCH had outstanding notes receivable of $0.

20. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for an additional two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for an additional two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the year ended December 31, 2016 and 2015, the rental expense of Xi’an TCH was $245,699 and $388,211, respectively.

Future minimum annual rental payments required under operating leases as of December 31, 2016 were as below (by year):

2017	$249,667
2018	$62,417
Total	$312,084

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2016, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.

(iii)	Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and December 31, 2015.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: March 30, 2017	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: March 30, 2017	By:	/s/ Binfeng Gu
Bingeng Gu
Chief Financial Officer, Principal Financial Officer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2017.

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

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Securities Exchange Agreement by and among Boulder Acquisitions, Inc., Sifang Holdings Co., Ltd. and the stockholders of Sifang Holdings Co., Ltd., dated effective as of June 23, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2004).

10.2	Share Purchase Agreement, dated January 24, 2007, between individual purchasers and shareholders of China Digital Wireless, Inc. (filed as Exhibit 11.1 to the Company’s Current Report on Form 8-K dated January 26, 2007).

10.3	TRT Project Joint Operation Agreement by and between Shanghai TCH Energy Technology Co. Ltd. and Xi’an Yingfeng Science and Technology Co. Ltd., dated February 1, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 8, 2007).

10.4	Share Exchange Agreement by and among Hanqiao Zheng, Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated February 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.5	Share Exchange Agreement by and among Guohua Ku and a group of individual purchasers all of whom are stockholders of Xi’an Yingfeng Science and Technology Co. Ltd, dated on August 22, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.6	Share Purchase Agreement by and between Guohua Ku and Hanqiao Zheng, dated on August 23, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2007).

10.7	Assets Transfer and Share Issuance Agreement between the Company and Hanqiao Zheng, dated November 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2007).

10.8	Share Purchase Agreement between Company and Hanqiao Zheng on November 16, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.9	Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.10	Amendment to Stock and Notes Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd., Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2008).

10.11	Form of 10% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.12	Form of 5% Secured Convertible Promissory Note issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.13	5% Secured Convertible Promissory Note in the aggregate principal amount of $5,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.14	Form of 5% Secured Convertible Promissory Note in the aggregate principal amount of $10,000,000 issued by the Company to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2008).

10.15	Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated November 16, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.16	Stockholders Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P., CAGP III Co-Investment, L.P., Hanqiao Zheng and Ping Sun, dated November 16, 2007 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 16, 2007).

10.17	Form of Nonstatutory Stock Option Agreement - Manager Employee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2008).

10.18	2007 Nonstatutory Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated November 13, 2007).*

10.19	Form of Nonstatutory Stock Option Agreement - Non-Manager Employee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 8, 2008).

10.20	Stock Purchase Agreement by and among the Company, Sifang Holdings Co., Ltd., Shanghai TCH Energy Technology Co., Ltd. and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.21	Registration Rights Agreement by and between the Company and Great Essential Investment, Ltd., dated April 15, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 20, 2009).

10.22	Note Subscription and Amendment Agreement between the Company and Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.23	Form of 8% Secured Convertible Promissory Note for the aggregate principal amount of $3,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.24	Form of Amended and Restated 5% Secured Convertible Promissory Note for the aggregate principal amount of $5,000,000 issued to Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.3 to the Company’ s Current Report on Form 8-K dated April 29, 2009).

10.25	Amended and Restated Registration Rights Agreement by and among the Company, Carlyle Asia Growth Partners III, L.P. and CAGP III Co-Investment, L.P., dated April 29, 2009 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 29, 2009).

10.26	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.27	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.28	Short Term Loan Contract by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Industrial Bank Co., Ltd., Xi’an Branch, dated April 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.29	Capital Trust Loan Contract by and between Inner Mongolia Erdos TCH Energy Conservation Development Co., Ltd. and Beijing International Trust Co., Ltd. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009).

10.30	Non-Promissory Short-Term Revolving Financing Agreement by and between Citi Bank (China) Limited, Shanghai Branch, Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos TCH Energy-Saving Development Co., Ltd., dated October 12, 2009 (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2009).

10.31	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.32	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.33	Employment Agreement between the Company and Xinyu Peng (filed as Exhibit 10.30 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.34	Form of Employment Agreement between the Company and David Chong. (filed as Exhibit 10.34 on the Company’s Form 10-K, for the year ended December 31, 2010).

10.35	Loan Agreement for Energy Saving and Emission Reduction between Xi’an TCH and Industrial Bank Co., Ltd., Xi’an Branch (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2010).

10.36	First Amendment to Convertible Promissory Note Transfer Agreement, dated July 24, 2012 (filed as Exhibit 10.1 on the Company’s Form 10-Q for the quarter ended June 30, 2012).

10.37	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.38	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.39	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.40	Loan Agreement, dated July 30, 2013, by and among, Industrial Bank Xi’an Branch, Beijing Hongyuan Recycling Energy Investment Center, LLP and Xi’an Zhonghong New Energy Technology Co., Ltd (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.41	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.42	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.43	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.44	Project Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.45	Supplemental Agreement, dated July 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Boxing County Chengli Gas Supply Co., Ltd (filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.46	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.47	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.48	Early Repayment Agreement, dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd. and Cinda Financial Leasing Co., Ltd. (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.49	Repurchase Agreement for the Waste Heat Power Generation Project of Zhong Gang Group Bin Hai Enterprise Co., Ltd., dated December 22, 2014, by and between Xi’an TCH Energy Technology Co., Ltd and Zhong Gang Group Bin Hai Enterprise Co., Ltd. (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.50	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015)*.

10.51	Repurchase Agreement for the Recycling Economy Project of Datong Coal Mine Tianjian Iron & Steel Co., Ltd., dated May 29, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Datong Coal Mine Tianjian Iron & Steel Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).

10.52	Repurchase Agreement for the Waste Heat Power Generation Project of Sinosteel Group Jilin Ferroalloy Co., Ltd., dated June 18, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Sinosteel Group Jilin Ferroalloys Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2015).

10.53	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.54	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.55	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries†

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.

57