Form 10-Q
period 2017-03-31
CHINA RECYCLING ENERGY CORP
filed 2017-05-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2017 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	MARCH 31	DECEMBER 31
	2017	2016
ASSETS

CURRENT ASSETS
Cash and equivalents	$47,050,923	$47,752,353
Notes receivable	144,942	-
Accounts receivable	12,662,154	12,593,340
Current portion of investment in sales-type leases, net	11,034,452	9,385,453
Interest receivable on sales type leases	6,450,202	4,621,491
Prepaid expenses	394,492	682,781
Other receivables	1,660,284	560,468

Total current assets	79,397,449	75,595,886

NON-CURRENT ASSETS
Investment in sales-type leases, net	100,609,551	101,706,978
Long term investment	685,080	641,897
Long term deposit	61,900	61,564
Property and equipment, net	12,249	12,558
Construction in progress	87,746,006	86,493,182

Total non-current assets	189,114,786	188,916,179

TOTAL ASSETS	$268,512,235	$264,512,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,921,570	$1,506,924
Taxes payable	1,555,655	1,202,677
Accrued liabilities and other payables	1,344,298	1,596,580
Due to related parties	41,775	44,059
Loans payable - current	579,769	720,773
Interest payable on entrusted loans	2,068,095	224,090
Current portion of entrusted loan payable	47,830,939	47,570,996

Total current liabilities	55,342,101	52,866,099

NONCURRENT LIABILITIES
Deferred tax liability, net	9,026,550	8,900,979
Refundable deposit from customers for systems leasing	1,029,090	1,023,497
Entrusted loan payable	289,885	288,309

Total noncurrent liabilities	10,345,525	10,212,785

Total liabilities	65,687,626	63,078,884

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,594,765	14,473,924
Accumulated other comprehensive loss	(9,438,442)	(10,544,426)
Retained earnings	86,092,218	85,838,638

Total Company stockholders' equity	203,046,017	201,565,612

Noncontrolling interest	(221,408)	(132,431)

Total equity	202,824,609	201,433,181

TOTAL LIABILITIES AND EQUITY	$268,512,235	$264,512,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016

Revenue
Sales of systems	$-	$-
Contingent rental income	-	6,761

Total revenue	-	6,761

Cost of sales
Cost of systems and contingent rental income	-	6,458

Gross profit	-	303

Interest income on sales-type leases	2,128,016	4,881,530

Total operating income	2,128,016	4,881,833

Operating expenses
General and administrative	109,061	491,082

Total operating expense	109,061	491,082

Income from operations	2,018,955	4,390,751

Non-operating income (expenses)
Interest income	36,033	31,688
Interest expense	(1,357,210)	(1,349,570)
Loss on sale of construction in progress of Tangshan Rongfeng	-	(2,823,328)
Other income	4,523	2,976

Total non-operating expenses, net	(1,316,654)	(4,138,234)

Income before income tax	702,301	252,517
Income tax expense	416,303	210,771

Income before noncontrolling interest	285,998	41,746

Less: loss attributable to noncontrolling interest	(88,423)	(51,280)

Net income attributable to China Recycling Energy Corporation	374,421	93,026

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	1,105,984	1,069,657
Foreign currency translation gain (loss) attributable to noncontrolling interest	(554)	535

Comprehensive income attributable to China Recycling Energy Corporation	$1,480,405	$1,162,683

Comprehensive loss attributable to noncontrolling interest	$(88,977)	$(50,745)

Basic and diluted weighted average shares outstanding	8,310,198	8,308,404

Basic and diluted earnings per share	$0.05	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$285,998	$41,746
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	379	2,157
Stock option expense	-	(53,019)
Investment income	(39,751)	(145,728)
Changes in deferred tax	77,081	2,823,328
Changes in assets and liabilities:
Interest receivable on sales type leases	(1,806,915)	3,657
Collection of principal on sales type leases	55,579	1,548,477
Prepaid expenses	292,580	390,102
Accounts receivable	-	(17,975,738)
Other receivables	(1,098,855)	(513,657)
Notes receivable	(145,220)	-
Construction in progress	(781,692)	22,726,423
Accounts payable	407,204	(103,005)
Taxes payable	347,070	4,593
Interest payable on entrusted loan	1,846,312	-
Accrued liabilities and other payables	(258,148)	(942,141)

Net cash provided by (used in) operating activities	(818,378)	7,807,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash	-	817,914

Net cash provided by investing activities	-	817,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(145,220)	(15,944,737)
Advance from related parties	-	100

Net cash used in financing activities	(145,220)	(15,944,637)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	262,168	129,288

NET INCREASE IN CASH AND EQUIVALENTS	(701,430)	(7,190,240)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	47,752,353	41,749,388

CASH AND EQUIVALENTS, END OF PERIOD	$47,050,923	$34,559,148

Supplemental cash flow data:
Income tax paid	$12,030	$343,544
Interest paid	$216,817	$3,556,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. The selling price of each Kwh will be determined annually based on market condition.

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for 15 years.

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with completion of system transformation for RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at the price of $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12MW BMPG system to Pucheng, and combined this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with ShenqiuYuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a BMPG Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a BMPG Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will transfer from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of June 30, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 of $0.90 million and the first payment of the Transfer Price of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

The Fund Management Company

On June 25, 2013, Xi’an TCH and HongyuanHuifu Venture Capital Co. Ltd. (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total amount of RMB 460 million ($75 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The current term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the third quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the Chengli Project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations of pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noice control, and expects to complete the recycling of coal gas by the end of June 2017. Once Huayu obtains government’s acceptance and approval of the technical innovations, the project will resume.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Zhongtai shall pay an energy saving fee at RMB 0.534 ($0.089) per kilowatt hour (including value added tax) for the power generated from the system. For the second 10 years, Zhongtai shall pay an energy saving fee at RMB 0.402 ($0.067) per kilowatt hour (including value added tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated); or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of March 31, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016.

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

Rongfeng will start to pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per kilowatt hour (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years). On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) is to be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company had received full payment of $25.45 million.

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

Formation of Yinghua

On February 11, 2015, the Company incorporated a new subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”) with registered capital of $30,000,000, to be paid within 10 years from the date the business license is issued. Yinghua is 100% owned by the Company and is mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations as of the date of this report.

Summary of Sales-Type Lease at March 31, 2017

Status at March 31, 2017

As of March 31, 2017, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of March 31, 2017, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into the following Asset Repurchase Agreements:

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of March 31, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss in 2016 from this transaction.

On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of March 31, 2017, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 of $0.90 million. As of December 31, 2016, the Company had received the first payment of the Transfer Price in the amount of $7.54 million, and the second payment of the Transfer Price of $9.35 million. The Company recorded a $0.42 million loss in 2016 from this transaction.

Reverse Stock Split

On May 24, 2016, the Company filed a Certificate of Change with the Secretary of State of Nevada with an effective date of May 25, 2016 (the “Effective Date”), at which time the Company effected a 1-for-10 reverse stock split of the Company’s authorized shares of common stock, par value $0.001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”).

The Company rounded up to the next full share of the Company’s Common Stock any fractional shares resulting from the Reverse Stock Split. The Reverse Stock Split was retroactively stated for the periods covered by the financial statements included herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2016 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2017 and December 31, 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates.

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

Accounts Receivable

As of March 31, 2017, the Company had accounts receivable of $12,662,154 (from sale of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai), respectively.

Interest Receivable on Sales Type Leases

As of March 31, 2017, the interest receivable on sales type leases was $6,450,202, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31, 2016; accordingly, the Company recorded an asset impairment loss of $242,305 for the year ended December 31, 2016. There was no impairment as of March 31, 2017.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2017, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $48.12 million (Note 12). As of December 31, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $47.86 million.

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

As of March 31, 2017 and December 31, 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	2017	2016
Net income	$374,421	$93,026

Weighted average shares outstanding – basic	8,310,198	83,084,035
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	8,310,198	83,084,035
Earnings per share – basic	$0.05	$0.00
Earnings per share – diluted	$0.05	$0.00

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

The Company follows FASB ASC Topic 220, “Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

Reclassification

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company adopted this ASU as of December 31, 2016 on a retrospective basis and reclassified current deferred tax liability (net) to the noncurrent deferred tax liability (net) in the consolidated balance sheet for the year ended December 31, 2016. The reclassification had no effect on reported revenues, operating income, or cash flows for the periods presented.

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations. Most of the bank acceptances have maturities of less than six months. As of March 31, 2017 and December 31, 2016, the Company had restricted cash of $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of March 31, 2017, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
Total future minimum lease payments receivable	$218,176,104	$217,470,913
Less: executory cost	(66,443,813)	(66,444,519)
Less: unearned interest income	(33,638,086)	(35,312,473)
Less: realized interest income but not yet received	(6,450,202)	(4,621,490)
Investment in sales-type leases, net	111,644,003	111,092,431
Current portion	11,034,452	9,385,453
Noncurrent portion	$100,609,551	$101,706,978

As of March 31, 2017, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2018	$31,176,332
2019	19,038,721
2020	19,038,721
2021	20,600,876
2022	20,671,489
Thereafter	107,649,965
Total	$218,176,104

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.37 million and $0.65 million prepaid consulting expense as of March 31, 2017 and December 31, 2016, respectively. The Company had $17,263 and $32,050 prepaid tax as of March 31, 2017 and December 31, 2016.

6. OTHER RECEIVABLES

As of March 31, 2017, other receivables mainly consisted of (i) advances to third parties of $0.01 million, bearing no interest, payable upon demand,(ii) maintenance cost and tax receivable of $1.63 million; and (iii) advances to employees of $0.02 million, bearing no interest, payable upon demand. As of December 31, 2016, other receivables mainly consisted of advance to third party of $0.53 million, bearing no interest, payable upon demand; and advance to employees of $0.02 million, bearing no interest, payable upon demand.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $39,751 equity based investment income during the three months ended March 31, 2017; however, it was eliminated with the financial fee of Zhonghong for the Statement of Income as 100% of Fund Management Company’s revenue is from Zhonghong’s financial fee and Zhonghong is 91.7% owned by Xi’an TCH (see Note 12). Xi’an TCH paid a $1.6 million one-time commission (recorded as other expense) to the Fund Management Company during 2013 for initiating and completing the Fund financing for the Company.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The current term for the preferred limited partner is four years from the date of its contribution and for the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($75.0 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of March 31, 2017 and December 31, 2016, the Company’s construction in progress included:

	March 31, 2017	December 31, 2016
Xuzhou Huayu	$23,654,478	$23,525,925
Xuzhou Tian’an	33,429,612	32,471,977
Boxing County Chengli	30,661,916	30,495,280
Total	$87,746,006	$86,493,182

As of March 31, 2017, the Company was committed to pay an additional (1) $11.60 million for Xuzhou Huayu project, (2) $4.02 million for Xuzhou Tian’an project, and (3) $4.47 million for Boxing County Chengli project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
Income	$884,831	$773,397
VAT	578,041	366,230
Other	92,783	63,050
Total	$1,555,655	$1,202,677

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
Employee training, labor union expenditure and social insurance payable	$764,174	$760,021
Consulting, auditing, and legal expenses	212,126	468,393
Accrued payroll and welfare	299,545	322,605
Accrued interest	1,262	1,569
Other	67,191	43,992
Total	$1,344,298	$1,596,580

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

As of March 31, 2017 and December 31, 2016, deferred tax liability consisted of the following:

	2017	2016
Deferred tax asset — current (accrual of employee social insurance)	$168,898	$167,980
Deferred tax liability — current (net investment in sales-type leases)	(1,653,909)	(1,586,058)
Deferred tax liability, net of current deferred tax asset	(1,485,011)	(1,418,078)

Deferred tax asset — noncurrent (depreciation of fixed assets)	17,610,849	17,943,843
Deferred tax liability — noncurrent (net investment in sales-type leases)	(25,152,388)	(25,426,744)
Deferred tax liability, net of noncurrent deferred tax asset	(7,541,539)	(7,482,901)

Total Deferred tax liability, noncurrent	$9,026,550	$8,900,979

12. LOANS PAYABLE

Entrusted Loan Payable

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with total fund size of RMB 460 million ($75.0 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of loan amount as service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems, the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems, and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong shall repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirement, there is a verbal agreement from the HYREF Fund that for the purpose of the efficient utilization of working capital, Zhonghong does not have to maintain a minimum funding level in its designated account with the Supervising Bank. As of March 31, 2017, the entrusted loan payable had an outstanding balance of $58.99 million, of which, $10.87 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.87 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the three months ended March 31, 2017, the Company recorded interest expense of $1.07 million on this loan and capitalized $0.78 million interest to construction in progress. For the three months ended March 31, 2016, the Company recorded interest expense of $0.82 million on this loan and capitalized $1.39 million interest to construction in progress. As of the date of this report, the Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017.

Due to the slow progress of the construction of the three CDQ WHPG projects, the Company has applied for a lower interest rate from the lender since January of 2017, and is currently waiting for the lender’s decision. The Company has temporarily stopped making interest payments during the waiting period. As of March 31, 2017, the interest payable for this loan was $2.07 million.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an loaned $6.29 million (RMB 40 million) to Xi’an TCH for one year due on June 25, 2016. The monthly interest on the loan was 0.595%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2016, this loan was paid in full.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing loaned $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The interest of the loan is 9.225%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and, to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. As of March 31, 2017, this loan had an outstanding balance of $0.58 million and was classified as a current liability.

Trust Loan - Zhongrong International Trust - Xuzhou Zhongtai and Tangshan Rongfeng

On February 17, 2014, Xi’an TCH entered into a trust loan agreement with Zhongrong International Trust Co., Ltd (“ZRIT”), for Xi’an TCH to borrow RMB 150 million ($24.5 million) for the CDQ system and the CDQ WHPG Project with Xuzhou Zhongtai Energy Technology Co., Ltd. (the “Zhongtai Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 1 (the “Trust Plan No. 1”) to raise money and loan the proceeds to Xi’an TCH for the Zhongtai Project (the “Zhongtai Loan”). The Zhongtai Loan was secured by the pledge of CDQ equipment and power generation system of the Zhongtai Project, by personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Xuzhou Zhongtai Energy Technology Co., Ltd. and its affiliated companies. As of March 31, 2017, this loan was paid in full.

On February 17, 2014, Xi’an TCH entered into another trust loan agreement with ZRIT, for Xi’an TCH to borrow RMB 135 million ($22.1 million) for the CDQ system and the CDQ WHPG Project with Tangshan Rongfeng Iron & Steel Co., Ltd. (the “Rongfeng Project”). ZRIT set up a Zhongrong-Green Recycling Energy Collective Capital Trust Plan No. 2 (the “Trust Plan No. 2”) to raise money and loan the proceeds to Xi’an TCH for the Rongfeng Project (the “Rongfeng Loan”). The Rongfeng Loan was secured by the pledge of CDQ equipment and power generation system of the Rongfeng Project, by a personal guarantee of the Chairman and CEO of the Company, and by a corporate guarantee of Tangshan Rongfeng Iron & Steel Co., Ltd. and its parent company. On December 21, 2015, Xi’an TCH paid in full the loan for the Rongfeng Project upon the transfer of the CDQ and a CDQ WHPG system to Rongfeng.

Summary

As of March 31, 2017, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2017	$48,410,708
2018	289,884
Total	$48,700,593

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of March 31, 2017 and December 31, 2016, the balance of refundable deposit from customers for systems leasing was $1,029,090 for Pucheng and Shengqiu systems, and $1,023,497 for Pucheng, Shenqiu and Yida systems, respectively.

14. RELATED PARTY TRANSACTIONS

As of March 31, 2017, the Company had $41,775 in advances from the Company’s management, which bear no interest, and are payable upon demand.

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

During the three months ended March 31, 2017, the Company recognized RMB 6.79 million ($0.99 million) interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the three months ended March 31, 2017 and 2016, the Company had losses of $88,423 and $51,280 that were attributable to the noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their net income from their PRC operations. Yinghua and Shanghai TCH’s effective income tax rate for 2017 and 2016 was 25%. During 2013, Xi’an TCH was re-approved for high tech enterprise status and enjoyed 15% preferential income tax rate for three years effective January 1, 2013 through December 31, 2015, and is subject to 25% income tax rate in 2016 unless the renewal of preferential income tax rate is approved by the tax authority; as of March 31, 2017, the preferential income tax rate is not yet approved. Huahong, Zhonghong and Erdos TCH’s effective income tax rate for 2017 and 2016 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands tax jurisdiction where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of March 31, 2017, had net operating loss (“NOL”) carry forwards for income taxes of $14.05 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2017 and 2016, respectively:

	2017	2016
U.S. statutory rates	34.0%	34.0%
Tax rate difference – current provision	(7.7)%	(15.6)%
Tax rate change for future deferred tax items	-%	39.6%
Valuation allowance on PRC NOL	37.9%	0.7%
Valuation allowance on US NOL	(5.0)%	24.8%
Tax per financial statements	59.3%	83.5%

The provision for income taxes expense for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Income tax expense – current	$339,222	$356,499
Income tax expense (benefit) - deferred	77,081	(145,728)
Total income tax expense	$416,303	$210,771

17. STOCK-BASED COMPENSATION PLAN

Options to Employees

The Company recorded no compensation expense for stock options to employees during the three months ended March 31, 2017 and 2016.

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of common stock authorized for issuance during the term of the Plan is 12,462,605 shares (prior to the 10:1 Reverse Stock Split). The Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. No share or option grants were made to employees under the Plan as of March 31, 2017.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price equal of $1.02 per share, which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Plan adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 Reverse Stock Split) to Mr. Huang at an exercise price of $1.02 per share under the Plan, which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant.

The following table summarizes option activity with respect to the independent directors, the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2017	4,000	10.2	3.52
Exercisable at March 31, 2017	4,000	$10.2	3.52

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of March 31, 2017, the Company had endorsed notes receivable of $724,711; at December 31, 2016, the Company had outstanding notes receivable of $0.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. In addition, on September 16, 2013, Xi’an TCH leased an office in Beijing for a term of two-years and three-months, expiring on December 31, 2015, with a monthly rental payment of $12,110. The lease for the office in Beijing was not renewed at expiration. For the three months ended March 31, 2017 and 2016, the rental expense of Xi’an TCH was $59,065 and $56,726, respectively.

Future minimum annual rental payments required under operating leases as of March 31, 2017 were as below (by year):

2018	$248,075
Total	$248,075

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to March 31, 2017, and through the date the CFS were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these CFS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2016 Form 10-K.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiaries, Sifang Holdings and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); its wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% owned subsidiary, Xi’an Zhonghong New Energy Technology Co., Ltd. Zhonghong is engaged to provide energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions.

The Company’s current organizational chart is as follows:

CREG Legal

Structure

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

As of March 31, 2017, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($75 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The current term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV” or “Erdos TCH”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity.

With the current economic conditions in China, the government has limited and reduced production in the iron and steel industry, which has resulted in a sharp decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon, its revenue and cash flows, and has made it difficult for Erdos to make the monthly minimum lease payment.

After considering the challenging economic conditions facing Erdos, and in order to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / Kwh, which such price will be adjusted annually based on market condition.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH paid Shenqiu $10.94 million (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the systems. By the end of 2012, all of the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1.8 million) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

On October 8, 2012, Xi’an TCH entered into a Letter of Intent for technical reformation of Shenqiu Project Phase II with Shenqiu for technical reformation to enlarge the capacity of the Shenqiu Project Phase I (the “Shenqiu Phase II Project”). The technical reformation involved the construction of another 12MW BMPG system. After the reformation, the generation capacity of the power plant increased to 24MW. The project commenced on October 25, 2012 and was completed during the first quarter of 2013. The total cost of the project was $11.1 million (RMB 68 million). On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years. When the 2013 Shenqiu Lease expires, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost.

Pucheng Biomass Power Generation Projects

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12MW BMPG systems with the completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at $1.87 per share. Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12MW BMPG system to Pucheng, and combines this lease with the lease for the 12MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the consolidated lease is from September 2013 to June 2025. The lease agreement for the 12MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the third quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours and the CDQ WHPG system will be at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Huaxin Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Huaxin Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Huaxin Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the Chengli Project . The total contract price is RMB 200 million ($33.34 million), which includes all materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kWh (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2017. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations of pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noice control, and expects to complete the recycling of coal gas by the end of June 2017. Once Huayu obtains government’s acceptance and approval of the technical innovations, the project will resume.

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

Yida Coke Oven Gas Power Generation Project

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which was converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH paid to Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction (the “Shares”). The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance was the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets was transferred from Xi’an TCH to Yida within 3 business days after Xi’an TCH received the full Transfer Price and the outstanding monthly leasing fees. As of December 31, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction in 2016.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving fee at RMB 0.534 ($0.089) per kWh (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving fee at RMB 0.402 ($0.067) per kWh (including value added tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Zhongtai Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (i) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or (ii) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 (approximately $25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 (approximately $7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 (approximately $4.32 million) of the Transfer Price will be paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 (approximately $13.44 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of March 31, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million, and had a third payment of $13.45 million outstanding. The Company recorded a $2.82 million loss from this transaction in 2016.

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

Rongfeng will start to pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per kWh (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per kWh (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

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

Related Party Transactions

As of March 31, 2017, the Company had $41,775 in advances from the Company’s management, which bear no interest, and are payable upon demand.

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

During the three months ended March 31, 2017, the Company recognized RMB 6.79 million ($0.99 million) interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

Also during 2016, prior to the repurchase date, the Company recognized RMB 13.83 million ($2.09 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for WGPG system transformation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements (“CFS”), which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our CFS, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

These accompanying consolidated financial statements were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for financial statements.

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2017 and December 31, 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing the CFS, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the year reported. Actual results may differ from these estimates.

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

Accounts Receivable

As of March 31, 2017, the Company had accounts receivable of $12,662,154 (from sale of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of March 31, 2017, the interest receivable on sales type leases was $6,450,202, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Pucheng and Shenqiu each resumed production in April, 2017. They have committed to repaying the overdue rental fee overtime, beginning no later than the middle or the end of May, 2017. The Shenqiu and Pucheng users have a good record of payment and have promised to repay the due amount gradually after production resumes. Based on an evaluation of the collectability, the Company did not record any bad debt allowances at March 31, 2017 and December 31, 2016.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
		% of Sales		% of Sales
Sales	$-	-%	$6,761	100%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	6,761	100%
Cost of sales	-	-%	6,458	96%
Cost of systems and contingent rental income	-	-%	6,458	96%
Gross profit	-	-%	303	4%
Interest income on sales-type leases	2,128,016	-%	4,881,530	72201%
Total operating income	2,128,016	-%	4,881,833	72205%
Total operating expenses	(109,061)	-%	(491,082)	(7263)%
Income from operations	2,018,955	-%	4,390,751	64942%
Total non-operating expenses, net	(1,316,654)	-%	(4,138,234)	(61207)%
Income before income tax	702,301	-%	252,517	3735%
Income tax expense	416,303	-%	210,771	3117%
Less: net loss attributable to noncontrolling interest	(88,423)	-%	(51,280)	(758)%
Net income attributable to China Recycling Energy Corp	$374,421	-%	$93,026	1376%

SALES. Total sales for the three months ended March 31, 2017 were $0, while total sales for the comparable period of 2016 were $6,761, a decrease of $6,761. Of the total sales, sales of systems for the three months ended March 31, 2017 and 2016 were $0. For the three months ended March 31, 2017, the Company had contingent rental income of $0, compared to $6,761 of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2016. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales for the three months ended March 31, 2017 was $0, while our COS for the comparable period of 2016 was $6,458, a decrease of $6,458. We did not have any contingent rental income, or finish any new construction or sale any new system, in the three months ended March 31, 2017.

GROSS PROFIT. Gross profit was $0 for the three months ended March 31, 2017, compared to gross profit of $303 for the comparable period of 2016, representing a blended gross margin of 0% and 4% for the comparable periods of 2017 and 2016, respectively. The decrease in blended gross profit margin in the three months ended March 31, 2017 was primarily due to no sales of systems or contingent rental income for the three months ended March 31, 2017, compared to sales of systems of $0 and contingent rental income of $6,761 for the three months ended March 31, 2016.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2017 was $2.13 million, a $2.75 million decrease from $4.89 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, interest income was derived from the following nine (9) sales-type leases:

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

In comparison, during the three months ended March 31, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

v.	One WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $109,061 for the three months ended March 31, 2017, as compared to $491,082 general and administrative expenses for the comparable period of 2016, a decrease of $382,021 or 79%. The decrease was mainly due to decreased payroll expenses, consulting fees, office expenses, travel expenses and entertainment expenses. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems, which led to decreased employee headcount and associated expenses.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, loss on sale of construction in progress and miscellaneous expenses. For the three months ended March 31, 2017, net non-operating expense was $1.32 million compared to net non-operating expense of $4.14 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we had $36,033 interest income and $4,523 other income, but the amounts were offset by a $1.36 million interest expense on loans. For the three months ended March 31, 2016, we had a $31,688 interest income and a $2,976 other income, but the amounts were offset by a $1.35 million interest expense and a $2.82 million loss from the sale of construction in progress of the Tangshan Rongfeng project.

INCOME TAX EXPENSE. Income tax expense was $0.42 million for the three months ended March 31, 2017, an increase of $0.21 million from $0.21 million income tax expense for the comparable period of 2016. The consolidated effective income tax rate for the three months ended March 31, 2017 and 2016 were 59% and 83%, respectively. The increase in income tax expense in the three months ended March 31, 2017 was mainly due to the increase of taxable income. Xi’an TCH’s income tax rate was 25% for each of 2017 and 2016 as a result of the expiration of its high-tech enterprise status.

NET INCOME. Net income for the three months ended March 31, 2017 was $0.37 million compared to net income of $0.09 million for the three months ended March 31, 2016, an increase of $0.28 million. This increase in net income was mainly due to decreased operating expenses and non-operating expenses in the three months ended March 31, 2017.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2017 and 2016

As of March 31, 2017, the Company had cash and equivalents of $47.05 million, other current assets of $32.35 million, current liabilities of $55.34 million, working capital of $24.06 million, a current ratio of 1.40:1 and a debt-to-equity ratio of 0.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating Activities	$(818,378)	$7,807,195
Investing Activities	-	817,914
Financing Activities	(145,220)	(15,944,637)

Net cash used in operating activities was $0.82 million during the three months ended March 31, 2017, compared to $7.81 million provided by operating activities in the comparable period of 2016. The decrease in net cash inflow in the three months ended March 31, 2017 was mainly due to a decrease in cash inflow from construction in progress by $23.51 million as a result of the disposal of construction in progress of Xuzhou Zhongtai in the comparable period of 2016, an increased cash outflow for interest receivable on sales type leases by $1.81 million, an increased cash outflow for notes receivable by $0.15 million, and a decreased cash inflow from collection of principal on sales type leases by $1.49 million. However, the decrease in cash inflow was partially offset by a decreased cash outflow on accounts receivable by $17.98 million and an increased cash inflow from interest payable on an entrusted loan by $1.85 million.

Net cash provided by investing activities was $0 for the three months ended March 31, 2017, compared to net cash provided by investing activities of $0.82 million in the comparable period of 2016. We had $0.82 million cash inflow from change in restricted cash in the three months ended March 31, 2016.

Net cash used in financing activities was $0.15 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $15.94 million for the three months ended March 31, 2016. The cash outflow in the three months ended March 31, 2017 came from the $0.15 million repayment of bank loans. In comparison, during the three months ended March 31, 2016, we had $15.94 million in repayments of bank loans.

We believe we have sufficient cash to continue our current business through 2017 based on recurring receipts from existing sales-type leases. As of March 31, 2017, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2017. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.72 million ($1.12 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	March 31, 2017	December 31, 2016
Unrestricted retained earnings	$86,092,216	$85,838,637
Restricted retained earnings (surplus reserve fund)	14,594,765	14,473,924
Retained earnings (including surplus reserve fund)	$100,686,981	$100,312,561

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

Contractual Obligations

The Company’s contractual obligations as of March 31, 2017 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Bank loans and trust loan payable	$579,769	$-	12
Entrusted loan	47,830,939	289,885	12
Total	$48,410,708	$289,885

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving fees generated by the Project will be charged at RMB 0.42 ($0.068) per kWh (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the third quarter of 2017. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours and the CDQ WHPG system will be no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2017, Zhonghong had paid $24.52 million for the project, and is committed to pay an additional $4.47 million for the Boxing project.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2017, Zhonghong had paid $17.39 million for the Huayu project and $24.83 million for the Tian’an project and is committed to pay an additional $11.60 million for the Huayu project and $4.00 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2016. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 15, 2017	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*      Filed herewith