Form 10-Q
period 2017-09-30
CHINA RECYCLING ENERGY CORP
filed 2017-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Registrant’s Telephone Number, Including Area Code: + 86-29-8765-1098

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

Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐   No  ☒

The number of shares outstanding of the registrant’s Common Stock, as of November 10, 2017 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	SEPTEMBER 30	DECEMBER 31
	2017	2016
ASSETS

CURRENT ASSETS
Cash and equivalents	$48,307,948	$47,752,353
Notes receivable	1,717,669	-
Accounts receivable	13,162,772	12,593,340
Current portion of investment in sales-type leases, net	13,404,978	9,385,453
Interest receivable on sales type leases	8,049,073	4,621,491
Prepaid expenses	223,025	682,781
Other receivables	3,894,231	560,468
Total current assets	88,759,696	75,595,886

NON-CURRENT ASSETS
Investment in sales-type leases, net	100,783,320	101,706,978
Long term investment	789,500	641,897
Long term deposit	-	61,564
Property and equipment, net	12,006	12,558
Construction in progress	92,864,300	86,493,182
Total non-current assets	194,449,126	188,916,179

TOTAL ASSETS	$283,208,821	$264,512,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,736,594	$1,506,924
Taxes payable	1,503,831	1,202,677
Accrued liabilities and other payables	1,567,381	1,596,580
Due to related parties	41,775	44,059
Loans payable - current	-	720,773
Interest payable on entrusted loans	6,046,477	224,090
Current portion of entrusted loan payable	50,023,354	47,570,996
Total current liabilities	61,919,412	52,866,099

NONCURRENT LIABILITIES
Deferred tax liability, net	9,436,882	8,900,979
Refundable deposit from customers for systems leasing	1,069,777	1,023,497
Entrusted loan payable	-	288,309
Total noncurrent liabilities	10,506,659	10,212,785
Total liabilities	72,426,071	63,078,884

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,310	8,310
Additional paid in capital	111,796,813	111,789,166
Statutory reserve	14,838,561	14,473,924
Accumulated other comprehensive income	(1,621,265)	(10,544,426)
Retained earnings	86,177,041	85,838,638
Total Company stockholders’ equity	211,199,460	201,565,612
Noncontrolling interest	(416,709)	(132,431)
Total equity	210,782,751	201,433,181
TOTAL LIABILITIES AND EQUITY	$283,208,821	$264,512,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Revenue
Sales of systems	$-	$-	$-	$-
Contingent rental income	-	-	-	-
Total revenue	-	-	-	-

Cost of sales
Cost of systems and contingent rental income	-	-	-	-

Gross profit	-	-	-	-

Interest income on sales-type leases	6,062,347	10,945,411	1,731,336	2,286,948

Total operating income	6,062,347	10,945,411	1,731,336	2,286,948

Operating expenses
General and administrative	581,308	1,153,894	242,007	299,110

Total operating expenses	581,308	1,153,894	242,007	299,110

Income from operations	5,481,039	9,791,517	1,489,329	1,987,838

Non-operating income (expenses)
Interest income	106,764	98,790	35,887	35,288
Interest expense	(3,986,233)	(5,040,022)	(1,263,491)	(1,658,033)
Loss on sale of construction in progress of Xuzhou Zhongtai	-	(2,822,679)	-	-
Loss on systems repurchase from Yida	-	(417,952)	-	-
Other income	9,389	279,200	1,591	202,782

Total non-operating expenses, net	(3,870,080)	(7,902,663)	(1,226,013)	(1,419,963)

Income before income tax	1,610,959	1,888,854	263,316	567,875
Income tax expense (benefit)	1,179,602	(861,811)	397,636	110,957

Income (loss) before noncontrolling interest	431,357	2,750,665	(134,320)	456,918

Less: loss attributable to noncontrolling interest	(271,683)	(227,126)	(93,428)	(79,921)

Net income (loss) attributable to China Recycling Energy Corporation	703,040	2,977,791	(40,892)	536,839

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	8,923,161	(5,899,631)	4,290,726	(1,400,319)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(12,595)	(5,450)	(6,909)	(27,005)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$9,626,201	$(2,921,840)	$4,249,834	$(863,480)

Comprehensive loss attributable to noncontrolling interest	$(284,278)	$(232,576)	$(100,337)	$(106,926)

Basic and diluted weighted average shares outstanding	8,310,198	8,310,198	8,310,198	8,310,198

Basic and diluted earnings per share	$0.08	$0.36	$0.00	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$431,357	$2,750,665
Adjustments to reconcile income including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	61,779	-
Depreciation and amortization	1,093	3,667
Stock option expense	7,647	-
Investment income (loss)	(115,763)	300,957
Changes in deferred tax	130,260	(2,073,235)
Loss on sales of construction in progress of Xuzhou Zhongtai	-	2,765,716
Changes in assets and liabilities:
Interest receivable on sales type leases	(3,142,199)	(2,785,713)
Collection of principal on sales type leases	1,819,850	19,264,234
Prepaid expenses	478,981	(68,773)
Accounts receivable	-	(10,106,830)
Other receivables	(3,167,054)	(344,004)
Notes receivable	(1,676,890)	-
Construction in progress	(2,401,757)	20,612,058
Accounts payable	1,133,988	1,066,424
Taxes payable	240,914	(175,134)
Interest payable on entrusted loan	5,674,264	(49,858)
Accrued liabilities and other payables	(364,368)	(727,410)

Net cash provided by (used in) operating activities	(887,898)	30,432,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	1,101,308

Net cash provided by investing activities	-	1,101,308

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(735,478)	(30,473,533)
Repayment of notes payable	-	(990,277)

Net cash used in financing activities	(735,478)	(31,463,810)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	2,178,971	(1,139,134)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	555,595	(1,068,872)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	47,752,353	41,749,388

CASH AND EQUIVALENTS, END OF PERIOD	$48,307,948	$40,680,516

Supplemental cash flow data:
Income tax paid	$1,433,497	$1,148,757
Interest paid	$14,363	$7,888,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH will be determined annually based on prevailing market conditions.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the fourth quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Chengli Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Chengli Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli from Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Chengli Project is a turn-key project where Huaxin is responsible for monitoring the quality, safety, duration and cost of the Chengli Project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. We expect to complete the recycling of coal gas in the second quarter of 2018. Once Huayu obtains the government’s acceptance and approval of the technical innovations, the project will resume.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). The Company expects to collect part of the remaining balance during the fourth quarter of 2017.

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

Rongfeng will pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per KWH (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per KWH (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years). On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) was to be paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (b) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) was to be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. As of December 31, 2016, the Company had received full payment of $25.45 million.

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

Summary of Sales-Type Lease at September 30, 2017

Status at September 30, 2017

As of September 30, 2017, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2017, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into the following Asset Repurchase Agreements:

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million) due to the tight cash flow of Zhongtai, the Company expects to collect part of the remaining balance during the fourth quarter of 2017.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2016 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the nine and three months ended September 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, its wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2017 and December 31, 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2017, the Company had accounts receivable of $13,162,772 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of September 30, 2017, the interest receivable on sales type leases was $8,049,073, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended September 30, 2017, the Company had bad debt allowance for net investment receivable of $61,800.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31, 2016; accordingly, the Company recorded an asset impairment loss of $242,305 for the year ended December 31, 2016. There was no impairment loss for the nine and three months ended September 30, 2017.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of September 30, 2017, the Company did not have any long-term debt obligations. As of December 31, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan of $47.86 million (Note 12).

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

As of September 30, 2017 and December 31, 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the nine and three months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$703,040	$2,977,791	$(40,892)	$536,839

Weighted average shares outstanding – basic	8,310,198	8,310,198	8,310,198	8,310,198
Effect of dilutive securities:
Options granted	-	-	-	-

Weighted average shares outstanding – diluted	8,310,198	8,310,198	8,310,198	8,310,198
Earnings per share – basic	$0.08	$0.36	$0.00	$0.06
Earnings per share – diluted	$0.08	$0.36	$0.00	$0.06

●	The outstanding stock options were anti-dilutive.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

3. RESTRICTED CASH

Restricted cash is held by the banks as collateral to issue bank acceptances and bank loans. The Company endorses bank acceptances to vendors as payment of its obligations. Most of the bank acceptances have maturities of less than six months. As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2017, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Total future minimum lease payments receivable	$220,451,367	$217,470,913
Less: executory cost	(66,942,562)	(66,444,519)
Less: unearned interest income	(31,208,152)	(35,312,473)
Less: realized interest income but not yet received	(8,049,073)	(4,621,490)
Less: allowance for net investment receivable	(63,282)
Investment in sales-type leases, net	114,188,298	111,092,431
Current portion	13,404,978	9,385,453
Noncurrent portion	$100,783,320	$101,706,978

As of September 30, 2017, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2018	$35,953,996
2019	19,791,446
2020	20,656,848
2021	20,831,989
2022	22,937,544
Thereafter	100,279,544
Total	$220,451,367

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.19 million and $0.65 million prepaid consulting expense as of September 30, 2017 and December 31, 2016, respectively. The Company had $33,500 and $32,050 prepaid tax as of September 30, 2017 and December 31, 2016.

6. OTHER RECEIVABLES

As of September 30, 2017, other receivables mainly consisted of (i) advances to third parties of $0.95 million, bearing no interest, payable upon demand; (ii) maintenance cost and tax receivable of $1.43 million; and (iii) advances to employees of $1.52 million, bearing no interest, payable upon demand. As of December 31, 2016, other receivables mainly consisted of an advance to a third party of $0.53 million, bearing no interest, payable upon demand; and advances to employees of $0.02 million, bearing no interest, payable upon demand.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $115,763 and $28,432 equity based investment income during the nine and three months ended September 30, 2017. The Company recorded $154,570 and $48,595 equity based investment income during the nine and three months ended September 30, 2016.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of September 30, 2017 and December 31, 2016, the Company’s construction in progress included:

	2017	2016
Xuzhou Huayu	$24,589,694	$23,525,925
Xuzhou Tian’an	36,400,424	32,471,977
Boxing County Chengli	31,874,182	30,495,280
Total	$92,864,300	$86,493,182

As of September 30, 2017, the Company was committed to pay an additional (1) $12.05 million for the Xuzhou Huayu project, (2) $4.18 million for the Xuzhou Tian’an project, and (3) $4.65 million for Boxing County Chengli project. The Boxing County Chengli project has finished construction, but is waiting for government approval before beginning operations.

9. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Income	$414,871	$773,397
VAT	943,912	366,230
Other	145,048	63,050
Total	$1,503,831	$1,202,677

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Employee training, labor union expenditure and social insurance payable	$794,387	$760,021
Consulting, auditing, and legal expenses	480,891	468,393
Accrued payroll and welfare	278,260	322,605
Accrued interest	-	1,569
Other	13,843	43,992
Total	$1,567,381	$1,596,580

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

As of September 30, 2017 and December 31, 2016, deferred tax liability consisted of the following:

	2017	2016
Deferred tax asset — current (accrual of employee social insurance)	$175,576	$167,980
Deferred tax liability — current (net investment in sales-type leases)	(1,827,573)	(1,586,058)
Deferred tax liability, net of current deferred tax asset	$(1,651,997)	$(1,418,078)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$17,410,945	$17,943,843
Deferred tax liability — noncurrent (net investment in sales-type leases)	(25,195,830)	(25,426,744)
Deferred tax liability, net of noncurrent deferred tax asset	$(7,784,885)	$(7,482,901)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(9,436,882)	$8,900,979

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong shall repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank have verbally notified Zhonghong from the beginning that unlikely they will enforce these requirements for the purpose of the efficient utilization of working capital. As of September 30, 2017, the entrusted loan payable had an outstanding balance of $61.32 million, of which, $11.30 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $11.30 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the nine and three months ended September 30, 2017, the Company recorded interest expense of $3.27 million and $1.13 million on this loan, respectively; and capitalized $2.40 million and $0.83 million interest to construction in progress, respectively. For the nine and three months ended September 30, 2016, the Company recorded interest expense of $3.67 million and $1.31 million on this loan, respectively; and capitalized $2.67 million and $0.61 million interest to construction in progress, respectively. The Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the nine months ended September 30, 2017, the Company negotiated with the lender again for further extending the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance for another two years until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The related extension documents are currently going through the lender’s internal approval procedure.

Due to the slow progress of the construction of the three CDQ WHPG projects, the Company applied for a lower interest rate from the lender in January 2017, and the lender tentatively agreed to lower the interest rate to 9% in September 2017 subject to the approval from its headquarters. The Company planned to repay the interest of the first three quarters of 2017 before the end of November 2017. As of September 30, 2017, the interest payable for this loan was $6.05 million.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an loaned $6.29 million (RMB 40 million) to Xi’an TCH for one year due June 25, 2016. The monthly interest on the loan was 0.595%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. As of December 31, 2016, this loan was paid in full.

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

Summary

As of September 30, 2017, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2018	$50,023,354
Total	$50,023,354

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

The refundable deposit was mainly for Pucheng, Shenqiu and Yida systems. As of September 30, 2017 and December 31, 2016, the balance of refundable deposit from customers for systems leasing was $1,069,777 for Pucheng and Shengqiu systems, and $1,023,497 for Pucheng, Shenqiu and Yida systems, respectively.

14. RELATED PARTY TRANSACTIONS

As of September 30, 2017, the Company had $41,775 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

During the nine and three months ended September 30, 2017, the Company recognized RMB 20.02 million ($2.94 million) and RMB 6.55 million ($0.98 million), respectively, interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of the Company through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to the Company for BMPG system transformation. The Company recognized RMB 21.79 million ($3.27 million) interest income for the sales-type lease of Pucheng BMPG systems during the nine months ended September 30, 2016.

During the year ended December 31, 2016, prior to the repurchase date of June 22, 2016, the Company recognized RMB 13.83 million ($2.09 million) interest income for the sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of the Company through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the WGPG system to the Company in 2014.

15. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million) as its contribution of the registered capital to Zhonghong. Xi’an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the nine months ended September 30, 2017 and 2016, the Company had losses of $271,683 and $227,126 that were attributable to the noncontrolling interest, respectively. During the three months ended September 30, 2017 and 2016, the Company had losses of $93,428 and $79,921 that were attributable to noncontrolling interest, respectively.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of September 30, 2017, had net operating loss (“NOL”) carry forwards for income taxes of $14.10 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2017 and 2016, respectively:

	Nine Months		Three Months
	2017	2016	2017	2016
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(9.3)%	(11.1)%	(10.7)%	(12.2)%
Permanent difference	0.1%	-	0.0%	-
Other	(3.6)%	4.6%	14.1%	14.9%
Prior periods income tax adjustment per income tax return filed	-	(1.0%)	-	(3.2)%
Valuation allowance on PRC NOL	50.9%	(80.0)%	107.1%	(19.9)%
Valuation allowance on US NOL	1.1%	7.9%	5.3%	5.9%
Tax (benefit) per financial statements	73.2%	(45.6)%	151.0%	19.5%

The provision for income taxes expense for the nine and three months ended September 30, 2017 and 2016 consisted of the following:

	Nine Months		Three Months
	2017	2016	2017	2016
Income tax expense – current	$1,049,342	$1,211,424	$384,691	$305,516
Income tax expense (benefit) – deferred	130,260	(2,073,235)	12,945	(194,559)
Total income tax expense (benefit)	$1,179,602	$(861,811)	$397,636	$110,957

17. STOCK-BASED COMPENSATION PLAN

Options to Employees

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of common stock authorized for issuance during the term of the Plan is 12,462,605 (prior to the 10:1 Reverse Stock Split). The Plan was effective immediately upon the adoption by our Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at its annual meeting on June 19, 2015.

On April 27, 2017, the Board approved the grant to the Company’s CFO of an option to purchase 5,000 shares of the Company’s common stock at an exercise price of $1.61 per share, with a term of 10 years. The option vested immediately upon the grant.

The FV of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model (“BSOPM”). The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The FV of the option granted to employees is recognized as compensation expense over the vesting period of the stock option award. The FV of the options was calculated using the following assumptions, estimated life of ten years, volatility of 124%, risk free interest rate of 2.30%, and dividend yield of 0%. The FV of the 5,000 stock options was $7,647 at the grant date.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation of $2,000 per month and (ii) the grant of an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price of $1.02 per share (prior to the 10:1 Reverse Stock Split effective May 25, 2016), which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Plan adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 Reverse Stock Split) to Mr. Huang at an exercise price of $1.02 per share under the Plan, which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 82%, risk free interest rate of 1.37%, and dividend yield of 0%. The FV of the 40,000 stock options was $26,528 at the grant date.

 The Company recorded $7,647, and $0 compensation expense for stock options to employees during the nine and three months ended September 30, 2017, and $0 for the nine and three months ended September 30, 2016.

The following table summarizes option activity with respect to employees and independent directors, the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	5,000	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2017	9,000	5.4	6.66
Exercisable at September 30, 2017	9,000	$5.4	6.66

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of September 30, 2017, the Company had outstanding notes receivable of $1,717,669, and endorsed notes receivable to vendors of $2.58 million; at December 31, 2016, the Company had outstanding and endorsed notes receivable of $0.

19. COMMITMENTS

Lease Commitment

On March 4, 2014, Xi’an TCH’s office lease expired and Xi’an TCH renewed this lease for two years; the monthly rental payment is $20,140. The lease for the office in Xi’an was renewed for another two years starting on March 5, 2016 with a monthly rental payment of $21,804 but payable quarterly in advance. However, the Company decided not to lease Xi’an TCH’s office after October 15, 2017. The landlord provided 45 days to the Company for moving without charging rent after October 15, 2017. There was no penalty for not complying with the lease agreement since the Company used to prepay three-month rent in advance. The Company is currently looking for the new location for the office use. For the nine months ended September 30, 2017 and 2016, the rental expense of Xi’an TCH was $188,910 and $183,843, respectively. For the three months ended September 30, 2017 and 2016, the rental expense of Xi’an TCH was $70,497 and $57,459, respectively.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiaries, Sifang Holdings Co., Ltd. (“Sifang”) and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% owned subsidiary, Xi’an Zhonghong New Energy Technology Co., Ltd. (“Zhonghong”). Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions.

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

As of September 30, 2017, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($75 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($75 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which such price will be adjusted annually based on prevailing market conditions.

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The first 800 million watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax); thereafter, the energy saving fee will be RMB 0.20 ($0.036) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the fourth quarter of 2017. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Chengli Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Chengli Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli from Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Chengli Project and ensure the CDQ system and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The Chengli Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the Chengli Project. The total contract price is RMB 200 million ($33.34 million), which includes all materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. We expect to complete the construction of Xuzhou Huayu in the second quarter of 2018. Once Huayu obtains the government’s acceptance and approval of the technical innovations, the project will resume.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million) due to the tight cash flow of Zhongtai, the Company expects to collect part of the remaining balance during the fourth quarter of 2017.

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

Rongfeng will pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per KWH (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per KWH (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

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

Related Party Transactions

As of September 30, 2017, the Company had $41,775 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku, a major stockholder and the Company’s Chairman and Chief Executive Officer. Pursuant to the Agreement, the Company issued to Mr. Ku 1,382,908 shares of the Company’s common stock (the “Shares”) on September 5, 2014 (adjusted for the 1:10 reverse stock split). The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the fair value of $1.49 per share. The Company filed a registration statement registering the Shares for resale on Form S-3 (Reg. No. 333-214834), which was declared effective by the Securities and Exchange Commission on December 20, 2016.

During the nine and three months ended September 30, 2017, the Company recognized RMB 20.02 million ($2.94 million) and RMB 6.55 million ($0.98million), respectively, interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation.

Also during 2016, prior to the repurchase date of June 22, 2016, the Company recognized RMB 13.83 million ($2.09 million) interest income for sales-type lease of Yida WGPG system from Qitaihe City Boli Yida Coal Selection Co., Ltd., whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the WGPG system to the Company.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2017 and December 31, 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2017, the Company had accounts receivable of $13,162,772 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of September 30, 2017, the interest receivable on sales type leases was $8,049,073, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Pucheng and Shenqiu each resumed production in April, 2017 and repayment began in May, 2017. The Shenqiu and Pucheng users have a good record of payment and have promised to repay the due amount gradually after production resumes. Based on an evaluation of the collectability, for the nine months ended September 30, 2017, the Company had bad debt allowance for net investment receivable of $61,800.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	1,731,336	-%	2,286,948	-%
Total operating income	1,731,336	-%	2,286,948	-%
Total operating expenses	(242,007)	-%	(299,110)	-%
Income from operations	1,489,329	-%	1,987,838	-%
Total non-operating expenses, net	(1,226,013)	-%	(1,419,963)	-%
Income before income tax	263,316	-%	567,875	-%
Income tax expense	397,636	-%	110,957	-%
Less: net loss attributable to noncontrolling interest	(93,428)	-%	(79,921)	-%
Net income attributable to China Recycling Energy Corp	$(40,892)	-%	$536,839	-%

SALES. Total sales for the three months ended September 30, 2017 and 2016 were $0. For the three months ended September 30, 2017 and 2016, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2017 and 2016 were $0. We did not have any contingent rental income, or finish any new construction or sale any new system, in the three months ended September 30, 2017.

GROSS PROFIT. Gross profit and gross margin for the three months ended September 30, 2017 and 2016 were $0 and 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2017 was $1.73 million, a $0.56 million decrease from $2.29 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH will be determined annually based on prevailing market conditions. During the nine months ended September 30, 2017, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the three months ended September 30, 2016, interest income was derived from the following 9 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $242,007 for the three months ended September 30, 2017, compared to $299,110 general and administrative expenses for the comparable period of 2016, a decrease of $57,103 or 19%. The decrease was mainly due to decreased payroll expenses of $43,700, entertainment expenses of $11,100, travel expenses of $14,600, and endowment insurance of $8,700, despite the increased bad debt expense of $61,800. These decreases in operating expenses were a result of the Company’s cost-saving efforts during a slower business period.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, loss on sale of construction in progress and miscellaneous expenses. For the three months ended September 30, 2017, net non-operating expense was $1.23 million compared to net non-operating expense of $1.42 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, we had $35,887 interest income and $1,591 other income, but the amounts were offset by a $1.26 million interest expense on loans. For the three months ended September 30, 2016, we had a $35,288 interest income and a $202,782 other income, but the amounts were offset by a $1.66 million interest expense.

INCOME TAX EXPENSE. Income tax expense was $0.40 million for the three months ended September 30, 2017, compared with $0.11 million income tax expense for the comparable period of 2016. The consolidated effective income tax rate for the three months ended September 30, 2017 and 2016 were 122% and 20%, respectively. The increase in income tax expense in the three months ended September 30, 2017 was mainly due to the valuation allowance for deferred tax asset for the significant losses associated with Xi’an Zhonghong. Income tax rate for all the Chinese subsidiaries was 25% for each of 2017 and 2016.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2017 was $40,892 compared to net income of $0.54 million for the three months ended September 30, 2016, a decrease of $0.57 million. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased income tax expense in the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	6,062,347	-%	10,945,411	-%
Total operating income	6,062,347	-%	10,945,411	-%
Total operating expenses	(581,308)	-%	(1,153,894)	-%
Income from operations	5,481,039	-%	9,791,517	-%
Total non-operating expenses, net	(3,870,080)	-%	(7,902,663)	-%
Income before income tax	1,610,959	-%	1,888,854	-%
Income tax expense (benefit)	1,179,602	-%	(861,811)	-%
Less: net loss attributable to noncontrolling interest	(271,683)	-%	(227,126)	-%
Net income attributable to China Recycling Energy Corp	$703,040	-%	$2,977,791	-%

SALES. Total sales for the nine months ended September 30, 2017 and 2016 were $0. For the nine months ended September 30, 2017 and 2016, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the nine months ended September 30, 2017 and 2016 were $0. We did not have any contingent rental income, or finish any new construction or sale any new system, in the nine months ended September 30, 2017.

GROSS PROFIT. Gross profit and gross margin for the nine months ended September 30, 2017 and 2016 were $0 and 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2017 was $6.06 million, a $4.88 million decrease from $10.95 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, interest income was derived from the following nine sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH will be determined annually based on prevailing market conditions.

In comparison, during the nine months ended September 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

v.	One WGPG system to Yida (15 years but sold in 2nd quarter of 2016).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $581,308 for the nine months ended September 30, 2017, compared to $1.15 million general and administrative expenses for the comparable period of 2016, a decrease of $572,586 or 50%. The decrease was mainly due to decreased payroll expenses of $129,800, entertainment expenses of $37,800, travel expenses of $38,800, and office expenses of $26,500 incurred by Xi’an TCH and Erdos TCH, and decreased professional fee such as accounting, auditing, legal expense and director fee of approximately $392,000 from CREG US parent company, despite the increased bad debt expense of $61,800. These decreases in operating expenses were a result of our disposal of certain power generating systems, which led to decreased employee headcount and associated expenses, as well as our continuous cost-saving efforts during a slower business period.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, loss on sale of construction in progress and miscellaneous expenses. For the nine months ended September 30, 2017, net non-operating expense was $3.87 million compared to net non-operating expense of $7.90 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we had $106,764 interest income and $9,389 other income, but the amounts were offset by a $3.99 million interest expense on loans. For the nine months ended September 30, 2016, we had a $0.10 million interest income and a $0.28 million other income, but the amounts were offset by a $5.04 million interest expense, a $2.82 million loss from the sale of the Xuzhou Zhongtai construction in progress, and a $0.42 million loss from loss on the system repurchase from Yida.

INCOME TAX EXPENSE. Income tax expense was $1.18 million for the nine months ended September 30, 2017, an increase of $2.04 million from $0.86 million income tax benefit for the comparable period of 2016. The consolidated effective income tax (benefit) rate for the nine months ended September 30, 2017 and 2016 were 71% and (46)%, respectively. The increase in income tax expense was mainly due to the valuation allowance for deferred tax asset for the significant losses associated with Xi’an Zhonghong in the nine months ended September 30, 2017, and the higher income tax benefit from loss from disposal of fixed assets of the Xuzhou Zhongtai and Yida systems in the comparable period of 2016 per PRC tax return purpose.

NET INCOME. Net income for the nine months ended September 30, 2017 was $0.70 million compared to net income of $2.98 million for the nine months ended September 30, 2016, a decrease of $2.27 million. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased income tax expense in the nine months ended September 30, 2017.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2017 and 2016

As of September 30, 2017, the Company had cash and equivalents of $48.31 million, other current assets of $40.45 million, current liabilities of $61.92 million, working capital of $26.84 million, a current ratio of 1.43:1 and a debt-to-equity ratio of 0.27:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating Activities	$(887,898)	$30,432,764
Investing Activities	-	1,101,308
Financing Activities	(735,478)	(31,463,810)

Net cash used in operating activities was $0.89 million during the nine months ended September 30, 2017, compared to $30.43 million provided by operating activities in the comparable period of 2016. The decrease in net cash inflow in the nine months ended September 30, 2017 was mainly due to a decrease in cash inflow from construction in progress by $23.01 million as a result of the disposal of the Xuzhou Zhongtai construction in progress in the comparable period of 2016, an increased cash outflow for other receivable by $2.82 million, and a decreased cash inflow from collection of principal on sales type leases by $17.44 million. However, the decrease in cash inflow was partially offset by a decreased cash outflow on accounts receivable by $10.11 million and an increased cash inflow from delaying interest payable on an entrusted loan by $5.72 million.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2017, compared to net cash provided by investing activities of $1.10 million in the comparable period of 2016. We had $1.10 million cash inflow from change in restricted cash in the nine months ended September 30, 2016.

Net cash used in financing activities was $0.74 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $31.46 million for the nine months ended September 30, 2016. The cash outflow in the nine months ended September 30, 2017 came from the $0.74 million repayment of bank loans. In comparison, during the nine months ended September 30, 2016, we had $30.47 million in repayments of bank loans and $0.99 million repayment of notes payable.

We believe we have sufficient cash to continue our current business through 2017 based on recurring receipts from existing sales-type leases. As of September 30, 2017, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2017. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.72 million ($1.14 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	September 30, 2017	December 31, 2016
Unrestricted retained earnings	$86,177,041	$85,838,638
Restricted retained earnings (surplus reserve fund)	14,838,561	14,473,924
Retained earnings (including surplus reserve fund)	$101,015,602	$100,312,562

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2017 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Entrusted loan	50,023,354	-	12
Total	$50,023,354	$-

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving fees generated by the Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the fourth quarter of 2017. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours for the CDQ WHPG system are no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli from Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2017, Zhonghong has paid $25.48 million (or $31.87 million if including capitalized interest) for the Chengli project and is committed to pay an additional $4.65 million. The Chengli project had finished construction, but was waiting for government approval before beginning operations.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2017, Zhonghong had paid $18.08 million (or $24.59 million if including capitalized interest) for the Huayu project and $25.95 million (or $36.40 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $12.05 million for the Huayu project and $4.18 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 14, 2017	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*      Filed herewith

