Form 10-K
period 2017-12-31
CHINA RECYCLING ENERGY CORP
filed 2018-04-13
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 000-12536

China Recycling Energy Corporation

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0093373

(I.R.S. Employer Identification No.)

4/F, Tower C Rong Cheng Yun Gu Building Keji 3rd Road, Yanta District

Xi An City, Shaan Xi Province
China	710075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (011) 86-29-8765-1098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Capital Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,886,359.38, which is less than $75,000,000.

As of April 10, 2018, the registrant had 8,310,198 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

General

We are currently engaged in the recycling energy business, providing energy savings and recycling products and services. We are a leading developer of waste energy recycling projects for industrial applications in China, and we believe that we are the only developer to use a Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers who use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in iron and steel, nonferrous metal, cement, coal and petrochemical plants. We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer. While some of our competitors offer projects targeting one or two verticals, we serve multiple verticals.

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

Since 2007, we have primarily used the “Build-Operate-Transfer” (“BOT”) model to serve our customers. For each project, we design, finance, construct and install the waste energy recycling projects for our customers, operate the projects for five to twenty years, and then transfer the projects to the owners. The BOT model creates a win-win solution for both our customers and us. We provide the capital expenditure financing in exchange for attractive returns on each project; our customers can focus their capital resources on their core businesses, do not need to invest additional capitals to comply with government environmental regulations, reduce noise and emissions and reduce their energy costs. We in turn efficiently recapture our costs through the stream of lease payments.

We are headquartered in China. Our principal executive offices are located at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Beilin District, Xi’an City, Shaanxi Province, China, and our telephone number at this location is +86-29-8769-1098.

Company Overview and History

The Company was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

Our business is primarily conducted through our wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifeng”), Sifeng’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Xi’an TCH’s 90% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”). Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, and currently has registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July 2013. Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. Zhongxun was incorporated in March 2014, and is a wholly-owned subsidiary of Xi’an TCH.

Our Projects

We design, finance, construct, operate and eventually transfer waste energy recycling projects to meet the energy saving and recovery needs of our customers. Our waste energy recycling projects use the pressure, heat or gas, which is generated as a byproduct of a variety of industrial processes, to create electricity. The residual energy from industrial processes, which was traditionally wasted, may be captured in a recovery process and utilized by our waste energy recycling projects to generate electricity burning additional fuel and additional emissions. Among a wide variety of waste-to-energy technologies and solutions, we primarily focus on waste pressure to energy systems, waste heat to energy systems and waste gas power generation systems. We do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite project for our customers.

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

As of December 31, 2017, Xi’an TCH, a wholly owned subsidiary of Shanghai TCH, was leasing the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11.9 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11 year term); and (iii) Shenqiu Phase II (9.5 year term). In addition, as of December 31, 2017, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty (20) years.

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

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of 15 years. (“Pucheng Phase I”).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the second quarter of 2018. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the control of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. We expect to complete the construction of Xuzhou Huayu in the second quarter of 2018. Once Huayu obtains the government’s acceptance and approval of the technical innovations, the project will resume.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

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

Rongfeng will pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per KWH (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per KWH (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years.

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million) on the following schedule: (i) RMB 65,200,000 ($10.05 million) was paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (ii) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016, and (iii) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH, and the full ownership of the Project will be transferred to Rongfeng after it completes the entire payment pursuant to the terms of the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received payment in full of $25.45 million in 2016.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a new subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000), to be paid no later than October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and is mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of the date of this report.

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

Summary of Sales-Type Lease at December 31, 2017

Status at December 31, 2017

As of December 31, 2017, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2017, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the years ended December 31, 2017 and 2016, the Company entered into or completed the following Asset Repurchase Agreements:

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received full payment of $25.45 million in 2016.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. Xi’an TCH received the first payment of $7.70 million and the second payment of $4.32 million in 2016. The Company recorded a $2.82 million loss from this transaction. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

On June 22 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for consideration of RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within 5 business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will be transferred from Xi’an TCH to Yida within three business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. As of December 31, 2016, Xi’an TCH had received the outstanding monthly leasing fees for April and May 2016 in the amount of $0.90 million and the first payment of the Transfer Price in the amount of $7.54 million. On July 11, 2016, the Company received the second payment of the Transfer Price in the amount of $9.35 million. The Company recorded a $0.42 million loss from this transaction.

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

One result of this massive increase in electric generation capacity has been the rise of harmful emissions. China has surpassed the United States to become the world’s largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its consumption of conventional energy. On September 12, 2013, the State Council has released the Action Plan for Air Pollution Prevention and Control. The action plan has proposed that in five years, China will witness the overall improvement of air quality and dramatic drop of seriously polluted days. China will strive to gradually eliminate the seriously polluted weather and notably better the national air quality in another five years or longer. Specific targets are as follows: particular matter with particle size below 10 microns (“PM10”) in cities at prefecture level or above declines by over 10% in 2017 compared with that in 2012 and premium air quality days increase year by year. The PM2.5 of the Beijing-Tianjin-Hebei, Yangtze Delta and Pearl River Delta areas drops by about 25%, 20% and 15% respectively and the annual PM2.5 in Beijing is controlled to within 60 micrograms per cubic meter.

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

Our Strategies

Maintain Core Verticals to Increase Market Share in China

We focus on waste-to-energy projects for specific verticals, such as steel, cement, nonferrous metal and coal mining. We plan to continue our focus on such core verticals and leverage our expertise to expand our market share. We intend to expand our waste-to-energy power generating capacity rapidly in order to meet the anticipated growth of demand in China’s energy efficiency industrial applications and to gain market share. We continually identify potential customers in our core verticals.

Expand to New Business of Energy Storage with Future High Growth Potentials

We are in the process of transforming into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas that we currently do not serve. We are actively seeking and exploring opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. By supporting and motivating all kinds of the electric power market to participant in resource development and utilization of demand response, we plan to provide services including peak shaving with compensation and frequency modulation. We intend to gradually form motor load performance for peak and low-hours, which will account for about 3% of the annual maximum power load on the demand side and to ensure the electricity supply and demand balance for situations of non-severe power shortages.

User-side energy storage is the outlet of distributed (and renewable) energy power output with high viscosity, high assets resale value, and stable cash flow income. Resource integration layout in 2019 will form an ecological chain of supply-transmission-distribution-consumption by integrating power generation assets that have high efficiency and low valuation. In this system, energy storage will play an important role to realize long distance transmission, reduce transmission loss, enhance the stability of the power supply, and provide users with multiple energy pricing mechanisms and comprehensive service. With the large-scale operation of energy storage projects in China and the Asia-pacific region, technology will gradually be improved and prices will decrease, which will provide the opportunity for vertical integration with teams in the industry that have a long time experience in the energy storage industry and technical reserves.

Continually Enhance Research and Development Efforts

We plan to devote resources to research and development in order to enhance our waste-to-energy design and engineering capabilities. We anticipate that our in-house design and engineering team will provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

Selectively Acquire Waste-to-Energy Power Plants

While we have experienced substantial organic growth, we plan to pursue a disciplined acquisition strategy to accelerate our growth. Our strategy will focus on obtaining additional power generating capacity, research and development capabilities and access to new markets and customers.

Our Business Models

We have sold our products to our customers under two models: the “Build-Operate-Transfer” (the “BOT”) model and the operating lease model, although we emphasize the BOT model which we believe is more economically beneficial to us and to our customers.

BOT Model

We primarily engage in the BOT model to provide waste-to-energy solutions to our customers:

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

We usually engage an EPC general contractor, who is experienced in power plant and waste energy recycling project construction, to take charge of equipment procurement, project construction and installation. Our team of five engineers participates in and monitors the equipment purchase process; this team also oversees the construction and installation activities to ensure that they are completed on time and meet our rigorous standards and specifications.

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

Operating Lease Model

In the past, we also recorded rental income from two separate one-year operating leases. Under the operating leases, we leased waste-energy systems and subleased the systems to a customer for a greater amount. We choose not to renew our lease agreements, and we do not generally expect any revenue in the future through such model. In 2018, however, the Company plans to put the one Chengli project and the one Tian’an project under operating leases; these projects were under construction at the end of 2017.

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

As mentioned above, we do not manufacture the equipment and materials that are used in the construction of our waste energy recycling projects. Rather, we incorporate standard power generating equipment into a fully integrated onsite system. The key equipment used in our projects are the boilers and turbine generators, which represent the majority of equipment cost for each project. Though we do not place the direct procurement orders, we believe we maintain good relationships with those power generation equipment suppliers, and these relationships help provide cost-effective equipment purchasing by the general contractor for our intended projects and ensure the timely completion of these projects. We have well-established business relationships with most of the suppliers from whom our general contractors procure equipment, including Hangzhou Boiler Plant, Beijing Zhongdian Electric Machinery, Chengdu Engine Group, Shanghai Electric Group, China Aviation Gas Turbine Co. Ltd and Xuji Electric. Therefore, we believe that we have a strong position and support in equipment supply and installation, which benefits us, the general contractors and our customers.

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

Marketing and Sales

We market and sell our projects nationwide through our direct sales force of two employees based in Xi’an, China. Our marketing programs include industrial conferences, trade fairs, sales training, and trade publication advertising. Our sales and marketing group works closely with our research and development and engineering departments to coordinate our project development activities, project launches and ongoing demand and supply planning. We market our projects directly to the industrial manufacturers who can utilize our energy recovery projects in their manufacturing processes, including steel, cement, nonferrous metal, coal and petrochemical industries.

Our management team has long-standing relationships with our existing customers and those companies that we consider to be potential customers. We also maintain relationships with municipal governments, which often sponsor or subsidize potential customers that can utilize our projects.

Geographic Distribution of Sales

Sales outside the U.S. accounted for 100% of revenue in 2017 and 2016.

Seasonality

For the most part, the Company’s business and sales are not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

We have applied for the service mark “TCH” in China, which will be used in all of our business operations. The USPTO has also approved CREG and our logo for the trademark in the U.S.

Patents

As of December 31, 2017, we owned patents: (i) A usage and design patent of High Temperature Flap Valve in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0041958.6); and (ii) A usage and design patent of Compound Barrel Type Slag Cooler/Quencher in China by Xi’an TCH transferred from Shanghai Bake Technology Development Co., Ltd. (Chinese Patent No. ZL 2006 2 0047536.X).

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

We hold all licenses that the various levels of Chinese government require for our operations.

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

We believe that we offer advantages over our competitors in several ways:

●	Our management team has over 20 years of industry experience and expertise;

●	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;

●	We have the capabilities and experience in undertaking large scale projects; and

●	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2017, we had 27 employees:

Management:	6 Employees

Administration:	6 Employees

Marketing:	2 Employees

Research & Development:	2 Employees

Accounting & Finance:	6 Employees

Project Officer:	5 Employees

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

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.

Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Capital Market. The per share price of our common stock has fluctuated significantly. We cannot guarantee that our stock price will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting. If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

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

Risks Related to Our Business Operations

In recent years, the growth of Chinese economy has experienced slowdown, and if the growth of the economy continues to slow or if the economy contracts, our financial condition may be materially and adversely affected.

The rapid growth of the PRC economy has historically resulted in widespread growth opportunities in industries across China. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, the business climate has changed and growth of private enterprise in the PRC have slowed down. An economic slowdown could have an adverse effect on our financial condition. Further, if economic growth slows, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

Currently and historically, we have only had a limited number of projects in process at any time. Thus, our revenues have historically resulted, and are expected to continue in the immediate future to result, primarily from the sale and operation of our waste energy recycling projects that, once completed, typically produce ongoing revenues from energy production. Customers may change or delay orders for any number of reasons, such as force majeure or government approval factors that are unrelated to us. As a result, in order to maintain and expand our business, we must continue to develop and obtain new orders. However, it is difficult to predict whether and when we will receive such orders or project contracts due to the lengthy process, which may be affected by factors that we do not control, such as market and economic conditions, financing arrangements, commodity prices, environmental issues and government approvals.

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

Since late 2008 and continuing through 2017, global market and economic conditions have been disrupted and volatile. Concerns over slowdown of Chinese economy, geopolitical issues, the availability and cost of credit, to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

The slow growth of global economy has also resulted in tighter credit conditions, which may lead to higher financing costs. Although poor market conditions can act as an incentive for our customers to reduce their energy costs, if the global economic slowdown persists and has material adverse effects on our customers’ business, our customers may delay or cancel their plan of installing waste energy recycling projects.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, 2017 annual electricity consumption grew by 6.6% year over year, compared with 5% growth in 2016, which rebounded up 1.6% and hit a three-year high. By the end of 2017, the national power generation capacity reached 6.5 trillion kilowatts, with 5.9% year over year growth. The China Electricity Council has forecasted that the rate of growth in China’s electricity demand will continue to increase in 2018 as the growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income. In addition, the United States and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was recently signed into law in the United States. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. In accordance with applicable SEC guidance, we recorded a provisional net tax expense in the fourth quarter of 2017 resulting from the enactment of the TCJ Act. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not yet adopted state-level laws similar to the TCJ Act.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the United States. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations. In addition, in connection with the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.

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

The Enterprise Income Tax Law, also known as the EIT Law, provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise that is controlled domestically will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc., are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC.

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

As an offshore holding company of PRC operating companies, we may make loans or additional capital contributions to our PRC operating companies. Any loans to our PRC operating companies are subject to PRC regulations. For example, loans to our operating companies in China to finance their activities may not exceed statutory limits and must be registered with SAFE. If we decide to make capital contributions to our operating entities in the PRC, the PRC Ministry of Commerce, or MOFCOM, (or MOFCOM’s local counterpart, depending on the amount involved) may need to approve these capital contributions. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to any such capital contributions. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our ability to fund and expand our business.

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

We urged our PRC management personnel, directors, employees and consultants who were granted stock options under our Incentive Plan to register them with the local SAFE pursuant to the said regulation. However, we cannot ensure that each of these individuals have carried out all of the required registration procedures.

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

We are committed to complying, and to ensuring that our shareholders, who are PRC residents, comply with the SAFE Circular 37 requirements. We believe that all of our PRC resident shareholders and beneficial owners have completed their required registrations with SAFE, or are otherwise in the process of registering. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC residents, and we may not always be able to compel our beneficial owners to comply with the SAFE Circular 37 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related regulations. Failure by any such shareholders or beneficial owners to comply with SAFE Circular 37 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The PRC Labor Contract Law was adopted by the Standing Committee of the National People’s Congress of PRC in June 2007 and became effective on January 1, 2008. The Implementation Rules of the PRC Labor Contract Law were passed by the PRC State Council in September 2008 and became effective that same month. The implementation of the new law and its Implementation Rules, particularly the following provisions, may increase our labor costs: (a) an employer shall make monetary compensation, which shall be based on the number of an employee’s working years with the employer at the rate of one month’s wage for each year, to the employee upon termination of an employment contract with certain exceptions (for example, in circumstances where the term of a fixed-term employment contract expires and the employee does not agree to renew the contract even though the conditions offered by the employer are the same as or better than those stipulated in the current contract); (b) the wages of an employee who is on probation may not be less than the lowest wage level for the same job with the employer or less than 80% of the wage agreed upon in the employment contract, and may not be less than the local minimum wage rate; (c) if an employee has been working for the employer for a consecutive period of not less than 10 years, or if a fixed-term employment contract with an employee was entered into on two consecutive occasions, generally the employer should enter into an open-ended employment contract with such employee, unless the employee requests a fixed-term employment contract; (d) if an employer fails, in violation of the related provisions, to enter into an open-ended employment contract with an employee, it shall in each month pay to the employee twice his/her wage, starting from the date on which an open-ended employment contract should have been entered into; (e) if an employer fails to enter into a written employment contract with an employee more than one month but less than one year after the date on which it started employing him/her, it shall in each month pay to the employee twice his/her wage; and (f) if an employer hires an employee whose employment contract with another employer has not yet been terminated or ended, causing the other employer to suffer a loss, the later hiring employer shall be jointly and severally liable with the employee for the compensation for such loss. Our labor costs may increase due to the implementation of the new PRC Labor Contract Law and the Implementation Rules of the PRC Labor Contract Law and our business and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease two office spaces, one in Xi’an and one in Shanghai. On December 1, 2017, we moved our leased office space in Xi’an from 12th Floor, Tower A, Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC, to 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, No. 88 Century Avenue, Pilot Free Trade Zone, Shanghai, PRC. The average monthly rent for our office locations was $20,851 in 2016 and $17,887 in 2017.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On April 10, 2018, the last reported sales price for our common stock was $1.67 per share. As of April 10, 2018, there were 8,310,198 shares of our common stock outstanding held by approximately 2,724 shareholders of record.

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

The table below provides information with respect to the Company’s quarterly stock prices during 2017 and 2016:

	2017				2016
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	$5.85	$1.37	$1.70	$1.87	$1.89	$2.24	$3.10	$0.37

Low	$1.00	$1.00	$1.28	$1.48	$1.41	$1.73	$2.00	$0.25

Dividend Policy

We did not pay any cash dividends on our common stock in 2017 or 2016. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during 2017.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2017 that were either approved or not approved by our shareholders is as follows:

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

As of December 31, 2017, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of 15 years. (“Pucheng Phase I”).

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the second quarter of 2018. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the control of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. We expect to complete the construction of Xuzhou Huayu in the second quarter of 2018. Once Huayu obtains the government’s acceptance and approval of the technical innovations, the project will resume.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

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

Rongfeng will pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is for 20 years. For the first 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per KWH (including tax) for the power generated from the system. For the second 10 years of the term, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per KWH (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than or equal to five years into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years.

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million) on the following schedule: (i) RMB 65,200,000 ($10.05 million) was paid by Rongfeng to Xi’an TCH within 20 business days after signing the Transfer Agreement, (ii) RMB 50,000,000 ($7.70 million) was paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016, and (iii) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH, and the full ownership of the Project will be transferred to Rongfeng after it completes the entire payment pursuant to the terms of the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received payment in full of $25.45 million in 2016.

Related Party Transactions

As of December 31, 2017, the Company had $43,623 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

On August 27, 2014, the Company entered into a Share Purchase Agreement (the “Agreement”) with Mr. Guohua Ku, a major stockholder and the Company’s Chairman and Chief Executive Officer. Pursuant to the Agreement, the Company issued to Mr. Ku 1,382,908 shares of the Company’s common stock (the “Shares”) on September 5, 2014 (adjusted for the 1:10 reverse stock split). The purchase price per share for the Shares was the average closing price quoted on the NASDAQ Global Market for the common stock of the Company for 15 trading days prior to the effective date of the Agreement, which was $1.37. The Company received payments in two installments of $12 million and $6.91 million on September 5, 2014 and September 12, 2014, respectively, in equivalent of RMB 74.05 million and RMB 42.85 million, respectively, using the middle exchange rate between USD and RMB published by the People’s Bank of China on the effective date of the agreement pursuant to its terms. These shares were recorded using the fair value of $1.49 per share. The Company filed a registration statement registering the Shares for resale on Form S-3 (Reg. No. 333-214834), which was declared effective by the SEC on December 20, 2016.

During the year ended December 31, 2017, the Company recognized RMB 26.44 million ($3.92 million), interest income for sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of CREG through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to CREG for BMPG system transformation. On November 29, 2017, Pucheng’s major shareholder disposed of his stock, and Pucheng was no longer a related party of Xi’an TCH. Interest income from Pucheng project for the period from January 1, 2017 to November 29, 2017 was RMB 24.31 million ($3.60 millon).

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2017 and 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2017, the Company had accounts receivable of $13,369,655 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of December 31, 2017, the interest receivable on sales type leases was $9,869,357, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability, as of December 31, 2017, the Company had bad debt allowance for net investment receivable of $1,802,822 for Pucheng and Shenqiu systems.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
		% of Sales		% of Sales
Sales	$-	-%	$6,645	100%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	6,645	100%
Cost of sales	-	-%	11,654	175%
Cost of systems and contingent rental income	-	-%	11,654	175%
Gross profit (loss)	-	-%	(5,009)	(75)%
Interest income on sales-type leases	7,285,192	-%	12,165,572	183,079%
Total operating income	7,285,192	-%	12,160,563	183,003%
Total operating expenses	2,861,180	-%	1,805,638	27,173%
Income from operations	4,424,012	-%	10,354,925	155,830%
Total non-operating expenses, net	(5,436,669)	-%	(9,713,878)	(146,183)%
Income (loss) before income tax	(1,012,657)	-%	641,047	9,647%
Income tax expense (benefit)	8,312,749	-%	(838,988)	(12,626)%
Less: net loss attributable to noncontrolling interest	(327,147)	-%	(347,136)	(5,224)%
Net income (loss) attributable to China Recycling Energy Corp	$(8,998,259)	-%	$1,827,171	27,497%

SALES. Total sales for the years ended December 31, 2017 and 2016 were $0 and $6,645, respectively. For the year ended December 31, 2017, the Company had no sales of systems or contingent rental income. For the year ended December 31, 2016, the Company had contingent rental income of $6,645. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2017 and 2016 were $0 and $11,654, respectively. We did not have any contingent rental income, or finish any new construction or sale any new system in the year ended December 31, 2017.

GROSS PROFIT (LOSS). Gross loss for the years ended December 31, 2017 and 2016 was $0 and $5,009, representing a gross (loss) margin of 0% and (75%), respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2017 was $7.29 million, a $4.88 million decrease from $12.17 million for the year ended December 31, 2016. During the year ended December 31, 2017, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the year ended December 31, 2017, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the year ended December 31, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years);

v.	One WGPG system to Yida (15 years but sold in 2nd quarter of 2016)

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $2,822,321 and asset impairment loss of $38,859 for the year ended December 31, 2017, compared to $1,563,333 general and administrative expenses and $242,305 asset impairment loss for 2016, an increase of $1,055,542 or 58%. The increase was mainly due to an increase in bad debt allowance expenses of $1,744,717, which was partially offset by decreases of asset impair loss by $203,446, of rent expense by $44,570, of payroll expense by $164,159, of office expense by $48,297 and of travel expense by $43,781.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the year ended December 31, 2017, net non-operating expense was $5.44 million compared to net non-operating expense of $9.71 million for the year ended December 31, 2016. For the year ended December 31, 2017, we had $143,606 interest income, but the amount was offset by $5.56 million interest expense on loans and $15,802 other loss. For the year ended December 31, 2016, we had $0.13 million interest income and $0.52 million other income, but the amounts were offset by a $7.18 million interest expense on loans, a $2.78 million loss from the sale of construction in progress of the Xuzhou Zhongtai project, and a $0.41 million loss on systems sale to Yida.

INCOME TAX EXPENSE. Income tax expense was $8.31 million for the year ended December 31, 2017, compared with $0.84 million income tax benefit for 2016. The consolidated effective income tax rate for the years ended December 31, 2017 and 2016 were 820.9% and (130.9)%, respectively.

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law in the United States. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings. The Company has recorded a provisional tax expense in the Statement of Operations of approximately $8.31 million, comprised of approximately $7.61 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings.

NET INCOME (LOSS). Net loss for the year ended December 31, 2017 was $8.99 million compared to net income of $1.83 million for the year ended December 31, 2016, a decrease of $10.82 million. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased income tax expense in the year ended December 31, 2017.

Liquidity and Capital Resources

Comparison of the year ended December 31, 2017 and 2016

As of December 31, 2017, the Company had cash and equivalents of $48.31 million, other current assets of $41.10 million, current liabilities of $66.27 million, working capital of $24.66 million, a current ratio of 1.37:1 and a debt-to-equity ratio of 0.27:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating Activities	$(285,103)	$39,514,211
Investing Activities	-	1,105,039
Financing Activities	(740,542)	(31,570,390)

Net cash used in operating activities was $0.26 million during the year ended December 31, 2017, compared to $39.51 million provided by operating activities in 2016. The decrease in net cash inflow in the year ended December 31, 2017 was mainly due to increased net loss, a decrease in cash inflow from construction in progress by $23.06 million as a result of the disposal of the Xuzhou Zhongtai construction in progress in 2016, an increased cash outflow for other receivable by $2.29 million, an increased cash outflow for notes receivable by $0.95 million, and a decreased cash inflow from collection of principal on sales type leases by $17.64 million. However, the decrease in cash inflow was partially offset by decreased payment on accrued liabilities and other payables by $1.49 million, and decreased payment on taxes payable by $7.91 million during the year ended December 31, 2017.

Net cash provided by investing activities was $0 for the year ended December 31, 2017, compared to net cash provided by investing activities of $1.10 million in 2016. We had $1.10 million cash inflow from a change in restricted cash in the year ended December 31, 2016.

Net cash used in financing activities was $0.74 million for year ended December 31, 2017 compared to net cash used in financing activities of $31.57 million for the year ended December 31, 2016. The cash outflow in the year ended December 31, 2017 came from the $0.74 million repayment of bank loans. In comparison, during the year ended December 31, 2016, we had $30.57 million in repayments of bank loans and $0.99 million repayment of notes payable.

We believe we have sufficient cash to continue our current business through 2018 based on recurring receipts from existing sales-type leases. As of December 31, 2017, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2018. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.1 million ($1.09 million).

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2018.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	December 31 2017	December 31, 2016
Unrestricted retained earnings	$76,580,942	$85,838,638
Restricted retained earnings (surplus reserve fund)	14,733,361	14,473,924
Retained earnings (including surplus reserve fund)	$91,314,303	$100,312,562

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2017 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Entrusted loan	50,825,375	-	12
Total	$50,825,375	$-

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

Pursuant to the agreements, Zhonghong will design, build and maintain a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving fees generated by the Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the second quarter of 2018. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours for the CDQ WHPG system are no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli from Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2017, Zhonghong has paid $25.98 million (or $32.37 million if including capitalized interest) for the Chengli project and is committed to pay an additional $4.72 million. The Chengli project had finished construction, but was waiting for government approval before beginning operations.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2017, Zhonghong had paid $18.36 million (or $24.98 million if including capitalized interest) for the Huayu project and $26.36 million (or $37.81 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $12.24 million for the Huayu project and $4.25 million for the Tian’an project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

Opinion on the financial statements

We audited the accompanying balance sheets of China Recycling Energy Corporation (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

MJF & Associates, APC

Los Angeles, CA

April 13, 2018

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2017 AND 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$49,830,243	$47,752,353
Notes receivable	979,462	-
Accounts receivable	13,369,655	12,593,340
Current portion of investment in sales-type leases, net	13,076,516	9,385,453
Interest receivable on sales type leases	9,869,357	4,621,491
Prepaid expenses	739,423	682,781
Other receivables	3,064,451	560,468

Total current assets	90,929,107	75,595,886

NON-CURRENT ASSETS
Investment in sales-type leases, net	100,628,588	101,706,978
Long term investment	514,896	641,897
Long term deposit	16,775	61,564
Property and equipment, net	11,957	12,558
Construction in progress	95,165,973	86,493,182

Total non-current assets	196,338,189	188,916,179

TOTAL ASSETS	$287,267,296	$264,512,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,229,163	$1,506,924
Taxes payable	2,423,780	1,202,677
Accrued liabilities and other payables	1,618,316	1,596,580
Due to related parties	43,623	44,059
Loans payable - current	-	720,773
Interest payable on entrusted loans	8,131,256	224,090
Current portion of entrusted loan payable	50,825,375	47,570,996

Total current liabilities	66,271,513	52,866,099

NONCURRENT LIABILITIES
Income tax payable	6,998,625	-
Deferred tax liability, net	8,635,151	8,900,979
Refundable deposit from customers for systems leasing	1,086,591	1,023,497
Entrusted loan payable	-	288,309

Total noncurrent liabilities	16,720,367	10,212,785

Total liabilities	82,991,880	63,078,884

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 8,310,198 shares issued and outstanding	8,310	8,310
Additional paid in capital	111,796,813	111,789,166
Statutory reserve	14,733,361	14,473,924
Accumulated other comprehensive income	1,634,627	(10,544,426)
Retained earnings	76,580,942	85,838,638

Total Company stockholders’ equity	204,754,053	201,565,612

Noncontrolling interest	(478,637)	(132,431)

Total equity	204,275,416	201,433,181

TOTAL LIABILITIES AND EQUITY	$287,267,296	$264,512,065

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2017	2016

Revenue
Sales of systems	$-	$-
Contingent rental income	-	6,645

Total revenue	-	6,645

Cost of sales
Cost of systems and contingent rental income	-	11,654

Gross loss	-	(5,009)

Interest income on sales-type leases	7,285,192	12,165,572

Total operating income	7,285,192	12,160,563

Operating expenses
Asset impairment loss	38,859	242,305
General and administrative	2,822,321	1,563,333

Total operating expenses	2,861,180	1,805,638

Income from operations	4,424,012	10,354,925

Non-operating income (expenses)
Interest income	143,606	129,762
Interest expense	(5,564,473)	(7,178,248)
Loss on sale of construction in progress of Xuzhou Zhongtai	-	(2,775,084)
Loss on systems repurchase from Yida	-	(410,905)
Other income (loss)	(15,802)	520,597

Total non-operating expenses, net	(5,436,669)	(9,713,878)

Income (loss) before income tax	(1,012,657)	641,047
Income tax expense (benefit)	8,312,749	(838,988)

Income (loss) before noncontrolling interest	(9,325,406)	1,480,035

Less: loss attributable to noncontrolling interest	(327,147)	(347,136)

Net income (loss) attributable to China Recycling Energy Corporation	(8,998,259)	1,827,171

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	12,179,053	(13,754,741)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(19,059)	1,094

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$3,180,794	$(11,927,570)

Comprehensive loss attributable to noncontrolling interest	$(346,206)	$(346,042)

Basic weighted average shares outstanding	8,310,198	8,310,198
Diluted weighted average shares outstanding	8,310,353	8,310,198

Basic earnings / (loss) per share	$(1.08)	$0.22
Diluted earnings / (loss) per share	$(1.08)	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(9,325,406)	$1,480,035
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	1,744,717	-
Depreciation and amortization	1,332	4,212
Stock option expense	7,647	-
Investment loss	176,481	258,817
Changes in deferred tax	(788,276)	(2,737,993)
Asset impairment loss	38,859	242,305
Loss on systems repurchase from Yida	-	410,905
Loss on sales of construction in progress of Xuzhou Zhongtai	-	2,775,084
Changes in assets and liabilities:
Interest receivable on sales type leases	(4,803,020)	(4,283,517)
Collection of principal on sales type leases	2,315,517	19,955,404
Prepaid expenses	(14,083)	440,292
Accounts receivable	-	1,902,955
Other receivables	(2,343,249)	(52,387)
Notes receivable	(947,894)	-
Construction in progress	(3,233,251)	19,830,172
Accounts payable	1,576,876	1,044,149
Taxes payable	8,128,237	221,314
Interest payable on entrusted loan	7,638,951	(28,751)
Accrued liabilities and other payables	(458,541)	(1,948,785)

Net cash provided by (used in) operating activities	(285,103)	39,514,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	1,105,039

Net cash provided by investing activities	-	1,105,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(740,542)	(30,576,758)
Repayment of notes payable	-	(993,632)

Net cash used in financing activities	(740,542)	(31,570,390)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	3,103,535	(3,045,895)

NET INCREASE IN CASH AND EQUIVALENTS	2,077,890	6,002,965
CASH AND EQUIVALENTS, BEGINNING OF YEAR	47,752,353	41,749,388

CASH AND EQUIVALENTS, END OF YEAR	$49,830,243	$47,752,353

Supplemental cash flow data:
Income tax paid	$1,815,010	$1,228,167
Interest paid	$14,614	$9,864,832

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock		Paid in	Statutory	Other comprehensive	Retained		Noncontrolling
	Shares	Amount	capital	reserves	income (loss)	earning	Total	interest

Balance at January 1, 2016	8,310,198	$8,310	$111,789,166	$13,823,789	$3,210,315	$84,661,602	$213,493,182	$213,611

Net income for year	-	-	-	-	-	1,827,171	1,827,171	(347,136)

Transfer to statutory reserves	-	-	-	650,135	-	(650,135)	-	-

Foreign currency translation loss	-	-	-	-	(13,754,741)	-	(13,754,741)	1,094

Balance at December 31, 2016	8,310,198	8,310	111,789,166	14,473,924	(10,544,426)	85,838,638	201,565,612	(132,431)

Net loss for year	-	-	-	-	-	(8,998,259)	(8,998,259)	(327,147)

Stock options issued	-	-	7,647	-	-	-	7,647	-

Transfer to statutory reserves	-	-	-	259,437	-	(259,437)	-	-

Foreign currency translation loss	-	-	-	-	12,179,053	-	12,179,053	(19,059)

Balance at December 31, 2017	8,310,198	$8,310	$111,796,813	$14,733,361	$1,634,627	$76,580,942	$204,754,053	$(478,637)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions.

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

On June 22, 2016, Xi’an TCH entered into a Coal Oven Gas Power Generation Project Repurchase Agreement (the “Repurchase Agreement”) with Yida. Under the Repurchase Agreement, Xi’an TCH agreed to transfer to Yida all the project assets for RMB 112,000,000 ($16.89 million) (the “Transfer Price”) with Yida’s retention of ownership of the Shares. Yida agreed to make the following payments: (i) the outstanding monthly leasing fees for April and May 2016 in total of RMB 6,000,000 ($0.90 million) to Xi’an TCH within five business days from the execution of the Repurchase Agreement; (ii) a payment of RMB 50,000,000 ($7.54 million) of the Transfer Price to Xi’an TCH within five business days from the execution of the Repurchase Agreement; and (iii) a payment of the remaining RMB 62,000,000 ($9.35 million) of the Transfer Price to Xi’an TCH within 15 business days from the execution of the Repurchase Agreement. Under the Repurchase Agreement, ownership of the project assets will transfer from Xi’an TCH to Yida within three business days after Xi’an TCH receives the full Transfer Price and the outstanding monthly leasing fees. In July 2016, the Company received the full payment of the Transfer Price and title to the system was transferred at that time. The Company recorded a $0.42 million loss from this transaction in 2016.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the second quarter of 2018. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the control of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the third quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an also guarantees that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. We expect to complete the recycling of coal gas in the second quarter of 2018. Once Huayu obtains the government’s acceptance and approval of the technical innovations, the project will resume.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

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

Rongfeng will pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Rongfeng shall pay an energy saving fee at RMB 0.582 ($0.095) per KWH (including tax) for the power generated from the system. For the second 10 years, Rongfeng shall pay an energy saving fee at RMB 0.432 ($0.071) per KWH (including tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Rongfeng and its parent company will provide guarantees to ensure Rongfeng will fulfill its obligations under the Rongfeng Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Rongfeng at RMB 1. Rongfeng shall provide waste heat to the systems for no less than 8,000 hours per year with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Rongfeng wants to terminate the Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: 1) if it is less than five years (including five years) into the term when Rongfeng requests termination, Rongfeng shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s average annual investment return times (five years minus the years of which the system has already operated); 2) if it is more than five years into the term when Rongfeng requests the termination, Rongfeng shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years). On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH would transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng is to pay to Xi’an TCH an aggregate purchase price of RMB 165,200, 000 ($25.45 million), over several installments. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project will be officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received full payment of $25.45 million in 2016.

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

Summary of Sales-Type Lease at December 31, 2017

Status at December 31, 2017

As of December 31, 2017, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2017, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

Asset Repurchase Agreement

During the years ended December 31, 2017 and 2016, the Company entered into the following Asset Repurchase Agreements:

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of September 30, 2017, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million) due to the tight cash flow of Zhongtai; the Company received a repayment commitment letter from Zhongtai in February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as December 31, 2017 and 2016, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. The investment in these projects is recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations. The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

Accounts Receivable

As of December 31, 2017, the Company had accounts receivable of $13,369,655 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of December 31, 2017, the interest receivable on sales type leases was $9,869,357, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2017, the Company had bad debt allowance for net investment receivable of $1,802,822 for Pucheng and Shenqiu systems.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31,2017 and 2016; accordingly, the Company recorded an asset impairment loss of $38,859 and $242,305 for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

CREG is subject to U.S. corporate income taxes on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

To the extent that portions of its U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, the Company may be able to claim foreign tax credits to offset its U.S. income tax liabilities. Any remaining liabilities are accrued in the Company’s consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of December 31, 2017, the Company did not have any long-term debt obligations. As of December 31, 2016, the Company’s long-term debt obligations consisted of the Zhonghong entrusted loan and interest payable on entrusted loans of $48.08 million (Note 12).

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

As of December 31, 2017 and 2016, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the year ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net income (loss)	$(8,998,259)	$1,827,171

Weighted average shares outstanding – basic	8,310,198	8,310,198
Effect of dilutive securities:
Options granted	155	-

Weighted average shares outstanding – diluted	8,310,353	8,310,198
Earnings (loss) per share – basic	$(1.08)	$0.22
Earnings (loss) per share – diluted	$(1.08)	$0.22

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company does not believe the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

3. NOTES RECEIVABLE – BANK ACCEPTANCE

As of December 31, 2017 and 2016, the Company had outstanding notes receivable on-hand of $979,462 and $0, respectively, representing the bank acceptance that were issued by the suppliers to Erdos TCH and the payments were honored by the bank. Erdos TCH may hold the bank acceptance until the maturity for the full payment, or get cashed from the bank at a discount at an earlier date prior to maturity, or transfer the bank acceptance to its vendors in lieu of payment. As of December 31, 2017, Erdos TCH had $1.41 million bank acceptance that was transferred to one of its suppliers but haven’t matured; If the honored bank refuse to redeem the bank acceptance, then Erdos TCH would be obligated to redeem these bank acceptance.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of December 31, 2017, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of December 31, 2017 and 2016 are as follows:

	2017	2016
Total future minimum lease payments receivable	$222,132,929	$217,470,913
Less: executory cost	(67,212,769)	(66,444,519)
Less: unearned interest	(29,542,876)	(35,312,473)
Less: realized interest income but not yet received	(9,869,358)	(4,621,490)
Less: allowance for net investment receivable	(1,802,822)
Investment in sales-type leases, net	113,705,104	111,092,431
Current portion	13,076,516	9,385,453
Noncurrent portion	$100,628,588	$101,706,978

As of December 31, 2017, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2018	$39,761,386
2019	20,102,514
2020	21,795,120
2021	21,002,447
2022	21,939,921
Thereafter	97,531,541
Total	$222,132,929

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.71 million and $0.65 million prepaid consulting expense as of December 31, 2017 and 2016, respectively. The Company had $34,026 and $32,050 prepaid tax as of December 31, 2017 and 2016.

6. OTHER RECEIVABLES

As of December 31, 2017, other receivables mainly consisted of (i) advances to third parties of $7,652, bearing no interest, payable upon demand; and (ii) maintenance cost and tax receivable of $3.06 million. As of December 31, 2016, other receivables mainly consisted of an advance to a third party of $0.53 million, bearing no interest, payable upon demand; and advances to employees of $0.02 million, bearing no interest, payable upon demand.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $176,481 and $258,817 equity based investment loss during the years ended December 31, 2017 and 2016, respectively.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of December 31, 2017 and 2016, the Company’s construction in progress included:

	2017	2016
Xuzhou Huayu	$24,976,178	$23,525,925
Xuzhou Tian’an	37,814,637	32,471,977
Boxing County Chengli	32,375,158	30,495,280
Total	$95,165,973	$86,493,182

As of December 31, 2017, the Company was committed to pay an additional (1) $12.24 million for the Xuzhou Huayu project, (2) $4.25 million for the Xuzhou Tian’an project, and (3) $4.72 million for Boxing County Chengli project. The Boxing County Chengli project has finished construction, but is waiting for government approval before beginning operations.

9. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Income - current	$1,097,768	$773,397
VAT	1,145,363	366,230
Other	180,649	63,050
Total - current	2,423,780	1,202,677
Income - noncurrent	$6,998,625	$-

Income tax payable consisted approximately $7.60 million tax expense ($0.61 million current and $6.99 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the US shareholder of foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Employee training, labor union expenditure and social insurance payable	$852,316	$760,021
Consulting, auditing, and legal expenses	480,057	468,393
Accrued payroll and welfare	261,793	322,605
Accrued interest	-	1,569
Other	24,150	43,992
Total	$1,618,316	$1,596,580

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

As of December 31, 2017 and 2016, deferred tax liability consisted of the following:

	2017	2016
Deferred tax asset — current (accrual of employee social insurance)	$189,617	$167,980
Deferred tax liability — current (net investment in sales-type leases)	(1,828,246)	(1,586,058)
Deferred tax liability, net of current deferred tax asset	$(1,638,629)	$(1,418,078)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$17,709,919	$17,943,843
Deferred tax asset — noncurrent (asset impairment loss)	450,706	-
Deferred tax liability — noncurrent (net investment in sales-type leases)	(25,157,147)	(25,426,744)
Deferred tax liability, net of noncurrent deferred tax asset	$(6,996,522)	$(7,482,901)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(8,635,151)	$8,900,979

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank have verbally notified Zhonghong from the beginning that unlikely they will enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2017, the entrusted loan payable had an outstanding balance of $62.29 million, of which, $11.47 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $11.47 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the years ended December 31, 2017 and 2016, the Company recorded interest expense of $4.41 million and $5.57 million on this loan, respectively; and capitalized $3.34 million and $2.75 million interest to construction in progress, respectively. The Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again for further extending the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance for another two years until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The related extension documents are currently going through the lender’s internal approval procedure.

Due to the slow progress of the construction of the three CDQ WHPG projects, the Company applied for a lower interest rate from the lender in January 2017, and the lender tentatively agreed to lower the interest rate to 9% in December 2017 subject to the approval from its headquarters. The Company planned to repay the interest once the lender’s internal approval procedure is officially completed. As of December 31, 2017, the interest payable for this loan was $8.13 million.

Bank Loan – Bank of Xi’an

On June 26, 2015, Xi’an TCH entered into a loan agreement with Bank of Xi’an, whereby Bank of Xi’an loaned $6.29 million (RMB 40 million) to Xi’an TCH for one year due June 25, 2016. The monthly interest on the loan was 0.595%. Under the terms of the loan, Xi’an TCH was required to make monthly interest payments and the principal was to be repaid at maturity. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $149,341 (RMB 950,000) as a re-guarantee service fee. This loan was repaid in full in 2016.

Bank Loan – Bank of Chongqing

On April 11, 2014, Xi’an TCH entered into a loan agreement with Bank of Chongqing - Xi’an Branch, whereby Bank of Chongqing loaned $8.13 million (RMB 50 million) to Xi’an TCH for three years with maturity on April 10, 2017. The annual interest on the loan was 9.225%. Under the terms of the loan, Xi’an TCH was to make monthly interest payments and to make a principal payment of $0.81 million (RMB 5 million) on the 24th month after receiving the loan and of the remaining $7.32 million (RMB 45 million) on the loan maturity date. The loan was guaranteed by a third party guarantee company and the Chairman and CEO of the Company. The Company paid a third party $155,280 (RMB 950,000) as a re-guarantee service fee. In addition, Xi’an TCH pledged its collection right for Tangshan Rongfeng and Xuzhou Zhongtai projects to Bank of Chongqing after the two projects were completed and put into operation, to ensure the repayment of loan. This loan was repaid in full on April 10, 2017.

Summary

As of December 31, 2017, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2018	$50,825,375
Total	$50,825,375

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

As of December 31, 2017 and 2016, the balance of refundable deposit from customers for systems leasing for Pucheng and Shengqiu was $1,086,591 and $1,023,497, respectively.

14. RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, the Company had $43,623 and $44,059 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

During the year ended December 31, 2017, the Company recognized RMB 26.44 million ($3.92 million) interest income for the sales-type lease of Pucheng BMPG systems from Pucheng Xin Heng Yuan Biomass Power Generation Corporation, whose major stockholder became a stockholder of the Company through the issuance of the Company’s common stock to this stockholder in consideration for the transfer of the old system to the Company for BMPG system transformation. The Company recognized RMB 28.47 million ($4.29 million) interest income for the sales-type lease of Pucheng BMPG systems during year ended December 31, 2016. On November 29, 2017, Pucheng’s major shareholder disposed of his stock, and Pucheng was no longer a related party of Xi’an TCH. Interest income from Pucheng project for the period from January 1, 2017 to November 29, 2017 was RMB 24.31 million ($3.60 millon).

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

15. NONCONTROLLING INTEREST

On July 15, 2013, Xi’an TCH and HYREF Fund jointly established Xi’an Zhonghong New Energy Technology (“Zhonghong”) with registered capital of RMB 30 million ($4.88 million), to manage new projects. Xi’an TCH paid RMB 27 million ($4.37 million) as its contribution of the registered capital to Zhonghong. Xi’an TCH owns 90% of Zhonghong while HYREF Fund owns 10% of Zhonghong as a non-controlling interest of Zhonghong.

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the years ended December 31, 2017 and 2016, the Company had losses of $327,147 and $347,136 that were attributable to noncontrolling interest, respectively.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of December 31, 2017, had net operating loss (“NOL”) carry forwards for income taxes of $14.32 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
U.S. statutory rates	(34.0)%	34.0%
Tax rate difference – current provision	7.3%	(16.9)%
Other	(-)%	0.7%
Tax rate change for future deferred tax items	11.2%	(10.1)%
Prior periods income tax adjustment per income tax return filed	(1.5)%	(2.8)%
Section 965 one-time transition tax	747.3%
Permanent differences	0.4%	(165.9)%
Valuation allowance on PRC NOL	84.2%	0.1%
Valuation allowance on US NOL	6.0%	30.0%
Tax (benefit) per financial statements	820.9%	(130.9)%

The provision for income taxes expense for years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Income tax expense – current	$9,101,025	$1,899,005
Income tax benefit – deferred	(788,276)	(2,737,993)
Total income tax expense (benefit)	$8,312,749	$(838,988)

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law in the United States. The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, a one-time transition tax on post-1986 foreign unremitted earnings, the provision for Global Intangible Low Tax Income (“GILTI”), the deduction for Foreign Derived Intangible Income (“FDII”), the repeal of corporate alternative minimum tax, the limitation of various business deductions, and the modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017.

At December 31, 2017, the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes. The Company has recorded a provisional tax expense in the Statement of Operations of approximately $8.31 million, comprised of approximately $7.61 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings.

The Company continues to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to Base Erosion and Anti Abuse Tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect its effective tax rate in the future. The Company will record the income tax effects of GILTI and other provisions of the Tax Act as incurred beginning in calendar year 2018. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, no later than the fourth quarter of calendar year 2018.

China maintains a “closed” capital account, meaning companies, banks, and individuals cannot move money in or out of the country except in accordance with strict rules. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. For inward or outward foreign currency transactions, the Company needs to make a timely declaration to the bank with sufficient supporting documents to declare the nature of the business transaction.

Consolidated foreign pretax earnings (loss) approximated $(0.83) million loss and $1.21 million income for the years ended December 31, 2017 and 2016, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when repatriated. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $99.37 million as of December 31, 2017, of which all was subject to the one-time transition tax on foreign unremitted earnings required by the Tax Act or has otherwise been previously subject to U.S. tax. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.

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

 The Company recorded $7,647 and $0 compensation expense for stock options to employees during years ended December 31, 2017 and 2016.

The following table summarizes option activity with respect to employees and independent directors, the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	5,000	1.6	10
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	9,000	5.4	6.41
Exercisable at December 31, 2017	9,000	$5.4	6.41

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2017.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2017

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 20,418,368 ($3,122,518)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

Common Welfare Fund

The common welfare fund is a voluntary fund to which the Company can transfer 5% to 10% of its net income. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company does not participate in this fund

19. CONTINGENCIES

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of December 31, 2017, the Company had outstanding notes receivable of $979,462, and endorsed notes receivable to vendors of $1.41 million; at December 31, 2016, the Company had outstanding and endorsed notes receivable of $0.

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

On November 20, 2017, Xi’an TCH entered a lease agreement for its office use for a lease term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance. The annual rental payment is $67,200, $67,200 and $61,600 for the years ending December 31, 2018, 2019 and 2020.

For the years ended December 31, 2017 and 2016, the rental expense of Xi’an TCH was $197,143 and $245,699, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, and Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to December 31, 2017, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.

(iii)	Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and December 31, 2016.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 13, 2018	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer, Principal Executive Officer

Date: April 13, 2018	By:	/s/ Binfeng Gu
Binfeng Gu
Chief Financial Officer, Principal Financial Officer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2018.

Each person whose signature appears below constitutes and appoints Guohua Ku as his/her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the US Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute, may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Guohua Ku
Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer

/s/ Binfeng Gu
Binfeng Gu	Chief Financial Officer, Principal Financial Officer and Secretary

/s/ Xiaoping Guo
Xiaoping Guo	Director

/s/ Geyun Wang
Geyun Wang	Director

/s/ LuLu Sun
LuLu Sun	Director

/s/ Xiaogang Zhu
Xiaogang Zhu	Director

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.4	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.5	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.6	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.8	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.12	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.13	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015)*.

10.14	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.15	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.16	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries†

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.