Form 10-Q
period 2018-03-31
CHINA RECYCLING ENERGY CORP
filed 2018-05-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Xi’an City, Shaanxi Province

China 710075

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

The number of shares outstanding of the registrant’s Common Stock, as of May 11, 2018 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	MARCH 31, 2018 (Unaudited)	DECEMBER 31, 2017

ASSETS

CURRENT ASSETS
Cash and equivalents	$53,208,386	$49,830,243
Notes receivable	620,219	979,462
Accounts receivable	13,892,910	13,369,655
Current portion of investment in sales-type leases, net	14,462,637	13,076,516
Interest receivable on sales type leases	10,871,828	9,869,357
Prepaid expenses	457,058	739,423
Other receivables	4,166,751	3,064,451
Total current assets	97,679,789	90,929,107

NON-CURRENT ASSETS
Investment in sales-type leases, net	102,418,107	100,628,588
Long term investment	514,354	514,896
Long term deposit	17,431	16,775
Property and equipment, net	12,381	11,957
Construction in progress	99,746,555	95,165,973
Total non-current assets	202,708,828	196,338,189
TOTAL ASSETS	300,388,617	$287,267,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,244,223	$3,229,163
Taxes payable	2,623,770	2,423,780
Accrued liabilities and other payables	1,716,649	1,618,316
Due to related parties	41,129	43,623
Interest payable on entrusted loans	10,472,162	8,131,256
Current portion of entrusted loan payable	52,798,143	50,825,375
Total current liabilities	70,896,076	66,271,513

NONCURRENT LIABILITIES
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	9,025,026	8,635,151
Refundable deposit from customers for systems leasing	1,129,117	1,086,591
Total noncurrent liabilities	17,152,768	16,720,367
Total liabilities	88,048,844	82,991,880

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 8,310,198 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,830,811	14,733,361
Accumulated other comprehensive income	9,965,698	1,634,627
Retained earnings	76,329,958	76,580,942
Total Company stockholders' equity	212,931,590	204,754,053
Noncontrolling interest	(591,817)	(478,637)
Total equity	212,339,773	204,275,416
TOTAL LIABILITIES AND EQUITY	$300,388,617	$287,267,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017

Revenue
Sales of systems	$-	$-
Contingent rental income	-	-
Total revenue	-	-
Cost of sales
Cost of systems and contingent rental income	-	-
Gross loss	-	-
Interest income on sales-type leases	2,006,039	2,128,016
Total operating income	2,006,039	2,128,016
Operating expenses
General and administrative	353,507	109,061
Total operating expenses	353,507	109,061
Income from operations	1,652,532	2,018,955
Non-operating income (expenses)
Interest income	37,204	36,033
Interest expense	(1,424,628)	(1,357,210)
Other income (loss)	(1,741)	4,523
Total non-operating expenses, net	(1,389,165)	(1,316,654)
Income before income tax	263,367	702,301
Income tax expense	508,159	416,303
Income (loss) before noncontrolling interest	(244,792)	285,998
Less: loss attributable to noncontrolling interest	(91,258)	(88,423)

Net income (loss) attributable to China Recycling Energy Corporation	(153,534)	374,421

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corporation	8,331,071	1,105,984
Foreign currency translation loss attributable to noncontrolling interest	(21,922)	(554)
Comprehensive income attributable to China Recycling Energy Corporation	$8,177,537	$1,480,405
Comprehensive loss attributable to noncontrolling interest	$(113,180)	$(88,977)
Basic weighted average shares outstanding	8,310,198	8,310,198
Diluted weighted average shares outstanding	8,310,198	8,310,198
Basic earnings / (loss) per share	$(0.02)	$0.05
Diluted earnings / (loss) per share	$(0.02)	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(244,792)	$285,998
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	99,879	-
Depreciation and amortization	42	379
Investment loss	4,144	(39,751)
Changes in deferred tax	50,164	77,081
Changes in assets and liabilities:
Interest receivable on sales type leases	(595,397)	(1,806,915)
Collection of principal on sales type leases	1,131,561	55,579
Prepaid expenses	300,790	292,580
Other receivables	(949,187)	(1,098,855)
Notes receivable	384,148	(145,220)
Construction in progress	(827,120)	(781,692)
Accounts payable	(107,562)	407,204
Taxes payable	124,592	347,070
Interest payable on entrusted loan	1,954,355	1,846,312
Accrued liabilities and other payables	(66,998)	(258,148)

Net cash provided by (used in) operating activities	1,258,619	(818,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(145,220)
Repayment of notes payable	-	-
Net cash used in financing activities	-	(145,220)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	2,119,524	262,168

NET INCREASE IN CASH AND EQUIVALENTS	3,378,143	(701,430)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$53,208,386	$47,050,923

Supplemental cash flow data:
Income tax paid	$441,099	$12,030
Interest paid	$-	$216,817

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an TCH entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of March 31, 2018, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

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

Summary of Sales-Type Lease at March 31, 2018

Status at March 31, 2018

As of March 31, 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of March 31, 2018, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

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

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2018, the Company had accounts receivable of $13,892,910 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2017, the Company had accounts receivable of $13,369,655 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of March 31, 2018, the interest receivable on sales type leases was $10,871,828 mainly from recognized but not yet collected interest income for the Pucheng, Shenqiu systems and Erdous systems. As of December 31, 2017, the interest receivable on sales type leases was $9,869,357.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2018, the Company had bad debt allowance for net investment receivable of $1,976,750 for Pucheng and Shenqiu systems.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II, the 2nd system at December 31,2017; accordingly, the Company recorded an asset impairment loss of $38,859 for the year ended December 31, 2017. No asset impairment loss was recognized for the three months ended March 31, 2018.

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

The following are the considerations with respect to disclosures of FV of long-term debt obligations:

As of March 31, 2018 and December 31, 2017, the Company did not have any long-term debt obligations.

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

As of March 31, 2018 and December 31, 2017, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(153,534)	$374,421

Weighted average shares outstanding – basic	8,310,198	8,310,198
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	8,310,198	8,310,198
Earnings (loss) per share – basic	$(0.02)	$0.05
Earnings (loss) per share – diluted	$(0.02)	$0.05

Loss per basic and diluted share are the same due to anti-dilutive of the shares resulting from net loss for the three months ended March 31, 2018.

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

3. NOTES RECEIVABLE – BANK ACCEPTANCE

As of March 31, 2018 and December 31, 2017, the Company had outstanding notes receivable on-hand of $620,219 and $979,462, respectively, representing the bank acceptance that were issued by the suppliers to Erdos TCH and the payments were honored by the bank. Erdos TCH may hold the bank acceptance until the maturity for the full payment, or get cashed from the bank at a discount at an earlier date prior to maturity, or transfer the bank acceptance to its vendors in lieu of payment. As of March 31, 2018, Erdos TCH had $1.29 million bank acceptance that was transferred to one of its suppliers but had not matured; If the honored bank refuses to redeem the bank acceptance, then Erdos TCH would be obligated to redeem these bank acceptance.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of March 31, 2018, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Total future minimum lease payments receivable	$227,863,380	$218,176,104
Less: executory cost	(69,291,742)	(66,443,813)
Less: unearned interest	(28,842,316)	(33,638,086)
Less: realized interest income but not yet received	(10,871,828)	(6,450,202)
Less: allowance for net investment receivable	(1,976,750)
Investment in sales-type leases, net	116,880,744	111,644,003
Current portion	14,462,637	11,034,452
Noncurrent portion	$102,418,107	$100,609,551

As of March 31, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2019	$43,576,604
2020	20,889,274
2021	22,603,270
2022	22,680,747
2023	21,224,190
Thereafter	96,889,295
Total	$227,863,380

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 9.2 million ($1.5 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.42 million and $0.71million prepaid consulting expense as of March 31, 2018 and December 31, 2017, respectively. The Company had $35,358 and $34,026 prepaid tax as of March 31, 2018 and December 31, 2017.

6. OTHER RECEIVABLES

As of March 31, 2018, other receivables mainly consisted of (i) advances to third parties of $8,166, bearing no interest, payable upon demand; and (ii) maintenance cost and tax receivable of $4.15 million. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $3.06 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Hongyuan Recycling Energy Investment Management Beijing Co., Ltd (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $(4,144) and $39,751 equity based investment (loss) during three months ended March 31, 2018 and 2017, respectively.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of March 31, 2018 and December 31, 2017, the Company’s construction in progress included:

	2018	2017
Xuzhou Huayu	$25,953,681	$24,976,178
Xuzhou Tian’an	40,150,636	37,814,637
Boxing County Chengli	33,642,238	32,375,158
Total	$99,746,555	$95,165,973

As of March 31, 2018, the Company was committed to pay an additional (1) $12.72 million for the Xuzhou Huayu project, (2) $4.41 million for the Xuzhou Tian’an project, and (3) $4.91 million for Boxing County Chengli project. The Boxing County Chengli project has finished construction, but is waiting for government approval before beginning operations.

9. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Income - current	$1,134,364	$1,097,768
VAT	1,286,626	1,145,363
Other	202,780	180,649
Total - current	2,623,770	2,423,780
Income - noncurrent	$6,998,625	$6,998,625

Income tax payable was approximately $8.13 million at March 31, 2018, of which, $0.60 million current and $7.00 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the US shareholder of foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Employee training, labor union expenditure and social insurance payable	$892,906	$852,316
Consulting, auditing, and legal expenses	480,057	480,057
Accrued payroll and welfare	327,896	261,793
Other	15,790	24,150
Total	$1,716,649	$1,618,316

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

As of March 31, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018	2017
Deferred tax asset — current (accrual of employee social insurance)	$197,038	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(2,070,534)	(1,828,246)
Deferred tax liability, net of current deferred tax asset	$(1,873,496)	$(1,638,629)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$17,958,810	$17,709,919
Deferred tax asset — noncurrent (asset impairment loss)	494,187	450,706
Deferred tax liability — noncurrent (net investment in sales-type leases)	(25,604,527)	(25,157,147)
Deferred tax liability, net of noncurrent deferred tax asset	$(7,151,530)	$(6,996,522)
Total Deferred tax liability, noncurrent per ASU 2015-17	$(9,025,026)	$(8,635,151

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong shall repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank have verbally notified Zhonghong from the beginning that unlikely they will enforce these requirements for the purpose of the efficient utilization of working capital. As of March 31, 2018, the entrusted loan payable had an outstanding balance of $64.73 million, of which, $11.93 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $11.93 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the three months ended March 31, 2018, the Company recorded interest expense of $1.13 million on this loan and capitalized $0.83 million interest to construction in progress. The Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again for further extending the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance for another two years until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The related extension documents are currently going through the lender’s internal approval procedure.

Due to the slow progress of the construction of the three CDQ WHPG projects, the Company applied for a lower interest rate from the lender in January 2017, and the lender tentatively agreed to lower the interest rate to 9% in December 2017 subject to the approval from its headquarters. The Company planned to repay the interest once the lender’s internal approval procedure is officially completed. As of March 31, 2018, the interest payable for this loan was $10.5 million.

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

Summary

As of March 31, 2018, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2018	$52,798,143
Total	$52,798,143

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

As of March 31, 2018 and December 31, 2017, the balance of refundable deposit from customers for systems leasing for Pucheng and Shengqiu was $1,129,117 and $1,086,591, respectively.

14. RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, the Company had $41,129 and $43,623 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the three months ended March 31, 2018 and 2017, the Company had losses of $91,258 and $88,423 that were attributable to noncontrolling interest, respectively.

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

The Company’s subsidiaries generate all of their income from their PRC operations. All of the Company’s Chinese subsidiaries’ effective income tax rate for 2018 and 2017 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s CFS do not present any income tax provisions related to Cayman Islands tax jurisdiction, where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of March 31, 2018, had net operating loss (“NOL”) carry forwards for income taxes of $14.43 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017, respectively:

	2018	2017
U.S. statutory rates	21.0%	34.0%
Tax rate difference – current provision	5.7%	(7.7)%
Other	(4.3)%	-%
Permanent differences	-%	-%
Valuation allowance on PRC NOL	161.5%	37.9%
Valuation allowance on US NOL	9.0%	(5.0)%
Tax (benefit) per financial statements	192.9%	59.3%

The provision for income taxes expense for three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017
Income tax expense – current	$457,995	$339,222
Income tax expense – deferred	50,164	77,081
Total income tax expense	$508,159	$416,303

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

In 2017 the Company reflected the provisional income tax effects of the Tax Act under Accounting Standards Codification Topic 740, Income Taxes, and had approximately $7.61 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings.

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

 The Company recorded $0and $0 compensation expense for stock options to employees during three months ended March 31, 2018 and 2017.

The following table summarizes option activity with respect to employees and independent directors, the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	5,000	1.6	10
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	9,000	5.4	6.41
Exercisable at December 31, 2017	9,000	5.4	6.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2018	9,000	$5.4	6.16
Exercisable at March 31, 2018	9,000	$5.4	6.16

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2018.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2018

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,854,362 ($10,682,975)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 20,558,023 ($3,143,977)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of March 31, 2018, the Company had outstanding notes receivable of $620,219 and endorsed notes receivable to vendors of $1.35 million; at December 31, 2017, the Company had outstanding notes receivable of $979,462 and endorsed notes receivable to vendors of $1.41million.

20. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered a lease agreement for its office use for a lease term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance. At March 31, 2018, the future annual rental payment is approximately $67,200, $67,200 and $44,800 for next three years up to expiration of the lese.

For the three months ended March 31, 2018 and 2017, the rental expense of Xi’an TCH was $16,800 and $59,065, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, and Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred subsequent to March 31, 2018, and through the date the consolidated financial statements were issued as of the date of the report. Management has concluded that no subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2017 Form 10-K.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiaries, Sifang Holdings Co., Ltd. (“Sifang”) and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% owned subsidiary, Xi’an Zhonghong New Energy Technology Co., Ltd. (“Zhonghong”). Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions.

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

As of March 31, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

Zhongtai WHPG Energy Management Cooperative Agreement

On December 6, 2013, Xi’an TCH entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. In 2017 Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018.

Related Party Transactions

As of March 31, 2018, the Company had $41,129 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2018, the Company had accounts receivable of $13,892,910 from the sales of CDQ and a CDQ WHPG system to Zhongtai. As of December 31, 2017, the Company had accounts receivable of $13,369,655 from the sales of CDQ and a CDQ WHPG system to Zhongtai.

Interest Receivable on Sales Type Leases

As of March 31, 2018, the interest receivable on sales type leases was $10,871,828, mainly representing recognized but not yet collected interest income for the Pucheng, Shenqiu, and Erdos systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of March 31, 2018, the Company had bad debt allowance for net investment receivable of $1,976,750 for the Pucheng and Shenqiu systems.

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

RESULTS OF OPERATIONS

Comparison of three months Ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%
Interest income on sales-type leases	2,006,039	-%	2,128,016	-%
Total operating income	2,006,039	-%	2,128,016	-%
Total operating expenses	353,507	-%	109,061	-%
Income from operations	1,652,532	-%	2,018,955	-%
Total non-operating expenses, net	(1,389,165)	-%	(1,316,654)	-%
Income (loss) before income tax	263,367)	-%	702,301	-%
Income tax expense (benefit)	508,159	-%	416,303	-%
Less: net loss attributable to noncontrolling interest	(91,258)	-%	(88,423)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(153,534)	-%	$374,421	-%

SALES. Total sales for the three months ended March 31, 2018 and 2017 were $0, respectively. For the three months ended March 31, 2018 and 2017, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2018 and 2017 were $0, respectively. We did not have any contingent rental income, or finish any new construction or sale any new system in the three months ended March 31, 2018.

GROSS PROFIT (LOSS). Gross loss for the three months ended March 31, 2018 and 2017 was $0, representing a gross (loss) margin of 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2018 was $2.00 million, a $0.12 million decrease from $2.13 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the three months ended March 31, 2018, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the three months ended March 31, 2017, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $353,507 for the three months ended March 31, 2018, compared to $109,061 for the three months ended March 31, 2017, an increase of $244,446 or 69%. The increase was mainly due to an increase in bad debt allowance expenses of $99,879.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended March 31, 2018, net non-operating expense was $1.39 million compared to net non-operating expense of $1.32 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we had $37,204 interest income, but the amount was offset by $1.42 million interest expense on loans and $1,741 other loss. For the three months ended March 31, 2017, we had $36,033 interest income and $4,523 other income, but the amounts were offset by a $1.36 million interest expense on loans.

INCOME TAX EXPENSE. Income tax expense was $0.51 million for the three months ended March 31, 2018, compared with $0.42 million income tax expense for the three months ended March 31, 2017. The consolidated effective income tax rate for the three months ended March 31, 2018 and 2017 were 192.9% and 59.3%, respectively. The increase in income tax rate in the three months ended March 31, 2018 was due to increased net operating losses not recognized for deferred tax asset.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2018 was $(153,534) compared to net income of $374,421 for the three months ended March 31, 2017, a decrease of income of $527,955. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased income tax expense and increased general and administrative expense in the three months ended March 31, 2018.

Liquidity and Capital Resources

Comparison of three months Ended March 31, 2018 and 2017

As of March 31, 2018, the Company had cash and equivalents of $53.21 million, other current assets of $44.47 million, current liabilities of $70.90 million, working capital of $26.78 million, a current ratio of 1.38:1 and a debt-to-equity ratio of 0.42:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating Activities	$1,258,619	$(818,378)
Investing Activities	-	-
Financing Activities	-	(145,220)

Net cash provided by operating activities was $1.26 million during the three months ended March 31, 2018, compared to $0.82 million cash used in operating activities in the three months ended March 31, 2017. The increase in net cash inflow in the three months ended March 31, 2018 was mainly due to increased collection of principal on sales type lease by $1,075,982 and a decrease in cash outflow of interest receivable on sales type leases by $1,211,518, which was partly offset by increased net loss of $530,790 and increased payment on accounts payable of $514,776.

Net cash provided by investing activities was $0 for the three months ended March 31, 2018, compared to net cash provided by investing activities of $0 in 2017.

Net cash used in financing activities was $0 and $145,220 for three months ended March 31, 2018 and 2017. The cash outflow in the three months ended March 31, 2017 came from the $0.15 million repayment of bank loans.

We believe we have sufficient cash to continue our current business through 2018 based on recurring receipts from existing sales-type leases. As of March 31, 2018, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate, unanticipated need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2018. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.1 million ($1.09 million).

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

PRC Regulations

In accordance with PRC regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit, as reported in the FIE’s PRC statutory accounts. A FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital (based on the FIE’s PRC statutory accounts). The aforementioned reserves may only be used for specific purposes and may not be distributed as cash dividends. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its stockholders, unless approved by the State Administration of Foreign Exchange. After satisfaction of this requirement, the remaining funds may be appropriated at the discretion of the FIE’s board of directors. Our subsidiary, Shanghai TCH, qualifies as a FIE and is therefore subject to the above-mandated regulations on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	March 31 2018	December 31, 2017
Unrestricted retained earnings	$76,329,958	$76,580,942
Restricted retained earnings (surplus reserve fund)	14,830,811	14,733,361
Retained earnings (including surplus reserve fund)	$91,160,769	$91,314,303

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

Contractual Obligations

The Company’s contractual obligations as of March 31, 2018 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Entrusted loan	52,798,143	-	12
Total	$52,798,143	$-

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

Pursuant to the agreements, Zhonghong designed, built and maintained a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving fees generated by the Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Chengli Project is now operational, but will not begin operations until the Company receives the required power generating license, which the Company anticipates receiving in the second quarter of 2018. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours for the CDQ WHPG system are no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli from Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2018, Zhonghong has paid $26.90 million (or $33.64 million if including capitalized interest) for the Chengli project and is committed to pay an additional $4.91 million. The Chengli project had finished construction, but was waiting for government approval before beginning operations.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2018, Zhonghong had paid $19.08 million (or $25.95 million if including capitalized interest) for the Huayu project and $27.39 million (or $40.15 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $12.72million for the Huayu project and $4.41 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2017. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 15, 2018	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*      Filed herewith

