Form 10-Q
period 2018-06-30
CHINA RECYCLING ENERGY CORP
filed 2018-08-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock, as of August 10, 2018 was 8,310,198.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	JUNE 30, 2018	DECEMBER 31, 2017

ASSETS

CURRENT ASSETS
Cash and equivalents	$51,138,316	$49,830,243
Notes receivable	906,810	979,462
Accounts receivable	13,203,156	13,369,655
Current portion of investment in sales-type leases, net	14,234,089	13,076,516
Interest receivable on sales type leases	10,295,813	9,869,357
Prepaid expenses	147,598	739,423
Other receivables	4,735,493	3,064,451
Total current assets	94,661,275	90,929,107

NON-CURRENT ASSETS
Investment in sales-type leases, net	95,238,937	100,628,588
Long term investment	488,249	514,896
Long term deposit	16,566	16,775
Property and equipment, net	9,766	11,957
Construction in progress	95,616,923	95,165,973
Total non-current assets	191,370,441	196,338,189
TOTAL ASSETS	$286,031,716	$287,267,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,581,825	$3,229,163
Taxes payable	2,770,023	2,423,780
Accrued liabilities and other payables	1,598,871	1,618,316
Due to related parties	41,152	43,623
Interest payable on entrusted loans	11,895,849	8,131,256
Current portion of entrusted loan payable	50,176,828	50,825,375
Total current liabilities	70,064,548	66,271,513

NONCURRENT LIABILITIES
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	8,115,286	8,635,151
Refundable deposit from customers for systems leasing	1,073,059	1,086,591
Total noncurrent liabilities	16,186,970	16,720,367
Total liabilities	86,251,518	82,991,880

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,791,889	14,733,361
Accumulated other comprehensive income	(952,416)	1,634,627
Retained earnings	74,788,797	76,580,942
Total Company stockholders' equity	200,433,393	204,754,053
Noncontrolling interest	(653,195)	(478,637)
Total equity	199,780,198	204,275,416
TOTAL LIABILITIES AND EQUITY	$286,031,716	$287,267,296

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30
	2018	2017	2018	2017

Revenue
Sales of systems	$-	$-	$-	$-
Contingent rental income	-	-	-	-
Total revenue	-	-	-	-
Cost of sales
Cost of systems and contingent rental income	-	-	-	-
Gross loss	-	-	-	-
Interest income on sales-type leases	2,747,008	4,331,011	740,969	2,202,995
Total operating income	2,747,008	4,331,011	740,969	2,202,995
Operating expenses
General and administrative	1,331,792	339,301	978,285	230,240
Total operating expenses	1,331,792	339,301	978,285	230,240
Income from operations	1,415,216	3,991,710	(237,316)	1,972,755
Non-operating income (expenses)
Interest income	77,220	70,877	40,016	34,844
Interest expense	(2,918,465)	(2,722,742)	(1,493,837)	(1,365,532)
Other income (loss)	(1,281)	7,798	460	3,275
Total non-operating expenses, net	(2,842,526)	(2,644,067)	(1,453,361)	(1,327,413)
Income (loss) before income tax	(1,427,310)	1,347,643	(1,690,677)	645,342
Income tax expense	493,490	781,966	(14,669)	365,663
Income (loss) before noncontrolling interest	(1,920,800)	565,677	(1,676,008)	279,679

Less: loss attributable to noncontrolling interest	(187,183)	(178,255)	(95,925)	(89,832)

Net income (loss) attributable to China Recycling Energy Corporation	(1,733,617)	743,932	(1,580,083)	369,511

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(2,587,043)	4,632,435	(10,918,114)	3,526,451
Foreign currency translation loss attributable to noncontrolling interest	12,626	(5,686)	34,548	(5,132)
Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(4,320,660)	$5,376,367	$(12,498,197)	$3,895,962
Comprehensive loss attributable to noncontrolling interest	$(174,557)	$(183,941)	$(61,377)	$(94,964)
Basic and diluted weighted average shares outstanding	8,310,198	8,310,198	$8,310,198	$8,310,198
Basic and diluted earnings / (loss) per share	$(0.21)	$0.09	$(0.19)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(1,920,800)	$565,677
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	835,871	-
Depreciation and amortization	2,117	760
Stock option expense	-	4,647
Investment loss	4,815	(87,331)
Changes in deferred tax	(427,551)	117,315
Changes in assets and liabilities:
Interest receivable on sales type leases	(569,647)	(2,922,393)
Collection of principal on sales type leases	2,084,149	574,006
Prepaid expenses	604,127	578,292
Other receivables	(1,772,310)	(1,692,112)
Notes receivable	62,686	(786,061)
Construction in progress	(1,696,509)	(1,575,823)
Accounts payable	407,382	661,102
Taxes payable	382,467	(51,783)
Interest payable on entrusted loan	4,008,587	3,722,719
Accrued liabilities and other payables	(253,103)	(291,187)
Net cash provided by (used in) operating activities	1,752,281	(1,182,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(727,834)
Net cash used in financing activities	-	(727,834)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(444,208)	1,133,676

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,308,073	(776,330)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$51,138,316	$46,976,023

Supplemental cash flow data:
Income tax paid	$956,858	$1,128,756
Interest paid	$-	$14,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with Pucheng XinHengYuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12 MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for 15 years (“Pucheng Phase I”).

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

The Fund Management Company

On June 25, 2013, Xi’an TCH and HongyuanHuifu Venture Capital Co. Ltd. (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial total of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to the environmental protection intensifies, the local environmental authorities required the project owner constructing CDQ sewage treatment supporting works, which must be completed and passed through acceptance inspection before the project is allowed to put into operation. So far, the project owner has completed the bidding of the sewage treatment supporting works and started construction on or about July 20, 2018. We anticipate that construction will require three months to complete. The Company expects the Boxing project will be put into operation in the fourth quarter of 2018. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the control of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the fourth quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations. Due to the strict administration of environmental protection policies and recent increase of environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the fourth quarter of 2018.

On July 22, 2013, Zhonghong entered into an EPC General Contractor Agreement for the Tianyu Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted EPC services for two CDQ systems and two 25 MW CDQ WHPG systems for Tianyu to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 400 million ($66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. As of June 30, 2018, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000), which must be contributed before October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”) with registered capital of $30,000,000, to be paid within 10 years from the date the business license is issued. Yinghua is 100% owned by the Company and will be mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations as of the date of this report.

Summary of Sales-Type Lease at June 30, 2018

As of June 30, 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of June 30, 2018, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

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

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

As of June 30, 2018, the Company had accounts receivable of $13,203,156 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2017, the Company had accounts receivable of $13,369,655 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of June 30, 2018, the interest receivable on sales type leases was $10,295,813, mainly from recognized but not yet collected interest income for the Pucheng, Shenqiu and Erdos systems. As of December 31, 2017, the interest receivable on sales type leases was $9,869,357. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng leasee was at least one year overdue in its payments.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2018, the Company had bad debt allowance for net investment receivable of $2,586,479 for the Pucheng and Shenqiu systems.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II system at December 31, 2017; accordingly, the Company recorded an asset impairment loss of $38,859 for the year ended December 31, 2017. No asset impairment loss was recognized for the six months ended June 30, 2018.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

CREG is subject to U.S. corporate income taxes on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company include the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any long-term debt obligations.

As of June 30, 2018 and December 31, 2017, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company's CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. NOTES RECEIVABLE – BANK ACCEPTANCE

As of June 30, 2018 and December 31, 2017, the Company had outstanding notes receivable on-hand of $906,810 and $979,462, respectively, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment. As of June 30, 2018, Erdos TCH had a $0.26 million bank acceptance that was transferred to one of its suppliers but had not matured. If the honoring bank refuses to redeem the bank acceptance, which only occurs in rare circumstances, then Erdos TCH would be obligated to redeem these bank acceptance.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). In addition, as of June 30, 2018, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Total future minimum lease payments receivable	$214,109,061	$222,132,929
Less: executory cost	(65,131,472)	(67,212,769)
Less: unearned interest	(26,622,270)	(29,542,876)
Less: realized interest income but not yet received	(10,295,813)	(9,869,358)
Less: allowance for net investment receivable	(2,586,479)	(1,802,822)
Investment in sales-type leases, net	109,473,026	113,705,104
Current portion	14,234,089	13,076,516
Noncurrent portion	$95,238,937	$100,628,588

As of June 30, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2019	$43,934,770
2020	19,852,167
2021	21,438,438
2022	22,465,382
2023	18,674,218
Thereafter	87,744,086
Total	$214,109,061

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 8.2 million ($1.2 million) to the Fund Management Company as a consulting fee and it shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan, and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.10 million and $0.71 million prepaid consulting expense as of June 30, 2018 and December 31, 2017, respectively. The Company had $33,602 and $34,026 prepaid tax as of June 30, 2018 and December 31, 2017, respectively.

6. OTHER RECEIVABLES

As of June 30, 2018, other receivables mainly consisted of (i) advances to third parties of $7,557, bearing no interest, payable upon demand; and (ii) maintenance cost and tax receivable of $4.71 million. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $3.06 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $(4,815) and $(671) equity based investment loss during six and three months ended June 30, 2018, respectively. The Company recorded $87,331 and $47,580 equity based investment income during six and three months ended June 30, 2017, respectively.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of June 30, 2018 and December 31, 2017, the Company’s construction in progress included:

	2018	2017
Xuzhou Huayu	$24,665,136	$24,976,178
Xuzhou Tian’an	38,979,814	37,814,637
Boxing County Chengli	31,971,973	32,375,158
Total	$95,616,923	$95,165,973

As of June 30, 2018, the Company was committed to pay an additional (1) $12.09 million for the Xuzhou Huayu project, (2) $4.19 million for the Xuzhou Tian’an project, and (3) $4.66 million for Boxing County Chengli project. The Boxing County Chengli project has finished construction, but is waiting for government approval before beginning operations.

9. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Income - current	$1,057,136	$1,097,768
VAT	1,480,255	1,145,363
Other	232,632	180,649
Total - current	2,770,023	2,423,780
Income - noncurrent	$6,998,625	$6,998,625

Income tax payable was approximately $8.06 million at June 30, 2018, of which, $1.06 million current and $7.00 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholder of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company will consider making such an election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Employee training, labor union expenditure and social insurance payable	$841,388	$852,316
Consulting, auditing, and legal expenses	482,581	480,057
Accrued payroll and welfare	258,710	261,793
Other	16,192	24,150
Total	$1,598,871	$1,618,316

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

As of June 30, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018	2017
Deferred tax asset — current (accrual of employee social insurance)	$187,255	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(2,017,609)	(1,828,246)
Deferred tax liability, net of current deferred tax asset	$(1,830,354)	$(1,638,629)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$16,645,320	$17,709,919
Deferred tax asset — noncurrent (asset impairment loss)	646,620	450,706
Deferred tax asset---noncurrent (interest income receivable in sales-type leases)	232,863	-
Deferred tax liability — noncurrent (net investment in sales-type leases)	(23,809,735)	(25,157,147)
Deferred tax liability, net of noncurrent deferred tax asset	$(6,284,932)	$(6,996,522)
Total Deferred tax liability, noncurrent per ASU 2015-17	$(8,115,286)	$(8,635,151)

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of June 30, 2018, the entrusted loan payable had an outstanding balance of $61.51 million, of which, $11.33 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $11.33 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the six months ended June 30, 2018, the Company recorded interest expense of $2.31 million on this loan and capitalized $1.70 million interest to construction in progress. The Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again for further extending the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance for another two years until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The related extension documents are currently going through the lender’s internal approval procedure.

Due to the slow progress of the construction of the three CDQ WHPG projects, the Company applied for a lower interest rate from the lender in January 2017, and the lender tentatively agreed to lower the interest rate to 9% in December 2017 subject to the approval from its headquarters. The Company plans to repay the interest once the lender’s internal approval procedure, which is still pending, is officially completed. As of June 30, 2018, the interest payable for this loan was $11.9 million.

As of June 30, 2018, the future minimum repayment of all the loans including the entrusted loan to be made by years is as follows:

2019	$50,176,828
Total	$50,176,828

13. REFUNDABLE DEPOSIT FROM CUSTOMERS FOR SYSTEMS LEASING

As of June 30, 2018 and December 31, 2017, the balance of refundable deposit from customers for systems leasing for Pucheng and Shengqiu was $1,073,059 and $1,086,591, respectively.

14. RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, the Company had $41,152 and $43,623 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the six and three months ended June 30, 2018, the Company had losses of $187,183 and $95,925 that were attributable to the noncontrolling interest, respectively. During the six and three months ended June 30, 2017, the Company had losses of $178,255 and $89,832 that were attributable to the noncontrolling interest, respectively.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of June 30, 2018, had net operating loss (“NOL”) carry forwards for income taxes of $14.56 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2018 and 2017, respectively:

	Six Months		Three Months
	2018	2017	2018	2017
U.S. statutory rates	(21.0)%	34.0%	(21.0)%	34.0%
Tax rate difference – current provision	(3.3)%	(9.0)%	(3.7)%	(10.5)%
Other	8.0%	(7.0)%	7.4%	(9.1)%
Permanent differences	10.6%	0.1%	9.0%	0.2%
Valuation allowance on PRC NOL	36.7%	39.8%	5.8%	42.0%
Valuation allowance on US NOL	3.6%	0.1%	1.6%	0.1%
Tax (benefit) per financial statements	34.6%	58.0%	(0.9)%	56.7%

The provision for income taxes expense for the six and three months ended June 30, 2018 and 2017 consisted of the following:

	Six Months		Three Months
	2018	2017	2018	2017
Income tax expense – current	$921,041	$664,651	$463,046	$325,428
Income tax expense – deferred	(427,551)	117,315	(477,715)	40,235
Total income tax expense	$493,490	$781,966	$(14,669)	$365,663

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

The Company continues to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to Base Erosion and Anti Abuse Tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect its effective tax rate in the future. The Company records the income tax effects of GILTI and other provisions of the Tax Act as incurred beginning in calendar year 2018. For the six and three months ended June 30, 2018, there was no such income tax effects. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118 no later than the fourth quarter of calendar year 2018.

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

On April 27, 2017, the Board approved the grant to the Company’s CFO of an option to purchase 5,000 shares of the Company’s common stock at $1.61 per share, with a term of 10 years. The option vested immediately upon the grant.

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

The Company recorded $0 compensation expense for stock options to employees during six and three months ended June 30, 2018 and 2017.

The following table summarizes option activity with respect to employees and independent directors, the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	5,000	1.6	10
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	9,000	5.4	6.41
Exercisable at December 31, 2017	9,000	5.4	6.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2018	9,000	$5.4	6.16
Exercisable at June 30, 2018	9,000	$5.4	6.16

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of June 30, 2018, the Company had outstanding notes receivable of $906,810 and endorsed notes receivable to vendors but not yet matured of $0.56 million; at December 31, 2017, the Company had outstanding notes receivable of $979,462 and endorsed notes receivable to vendors of $1.41 million.

20. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered a lease agreement for its office use for a lease term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance. At June 30, 2018, the future annual rental payment is approximately $67,200, $67,200 and $28,000 for next three years up to expiration of the lese.

For the six and three months ended June 30, 2018, the rental expense of Xi’an TCH was $33,600 and $16,800, respectively. For the six and three months ended June 30, 2017, the rental expense of Xi’an TCH was $118,413 and $59,348, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, and Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

On July 11, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) in the amount of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended.

The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on July 11, 2020, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Purchaser has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company (“Purchase Price Date”) in the amounts of up to 50% of the amount outstanding during the nine month period after Purchase Price Date or any percentage of the amount outstanding under the Note at any time after the nine month anniversary of Purchase Price Date, with such redemption amounts paid in cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.

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

As of June 30, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is for 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to the environmental protection intensifies, the local environmental authorities required the project owner constructing CDQ sewage treatment supporting works, which must be completed and passed through acceptance inspection before the project is allowed to put into operation. So far, the project owner has completed the bidding of the sewage treatment supporting works and started construction on or about July 20, 2018. We anticipate that the construction will need three months to complete. The Company expects the Boxing project will be put into operation in the fourth quarter of 2018. When operations begin, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are at least 8,000 hours per year, and Zhonghong shall ensure that working hours for the CDQ WHPG system are at least 7,200 hours per year.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the control of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the fourth quarter of 2018. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. Due to the strict administration of environmental protection policies and recent increase of environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the fourth quarter of 2018.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The Project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price, which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price will be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. In 2017 Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. The Company recorded a $2.82 million loss from this transaction in 2016. As of this report date, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months.

Related Party Transactions

As of June 30, 2018, the Company had $41,152 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2018, the Company had accounts receivable of $13,203,156 from the sales of CDQ and a CDQ WHPG system to Zhongtai. As of December 31, 2017, the Company had accounts receivable of $13,369,655 from the sales of CDQ and a CDQ WHPG system to Zhongtai.

Interest Receivable on Sales Type Leases

As of June 30, 2018, the interest receivable on sales type leases was $10,295,813, mainly representing recognized but not yet collected interest income for the Pucheng, Shenqiu, and Erdos systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of June 30, 2018, the Company had bad debt allowance for net investment receivable of $2,586,479 for the Pucheng and Shenqiu systems.

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

RESULTS OF OPERATIONS

Comparison of three months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%
Interest income on sales-type leases	740,969	-%	2,202,995	-%
Total operating income	740,969	-%	2,202,995	-%
Total operating expenses	978,285	-%	230,240	-%
Income from operations	(237,316)	-%	1,972,755	-%
Total non-operating expenses, net	(1,453,361)	-%	(1,327,413)	-%
Income (loss) before income tax	(1,690,677)	-%	645,342	-%
Income tax expense (benefit)	14,669	-%	365,663	-%
Less: net loss attributable to noncontrolling interest	(95,925)	-%	(89,832)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(1,580,083)	-%	$369,511	-%

SALES. Total sales for the three months ended June 30, 2018 and 2017 were $0, respectively. For the three months ended June 30, 2018 and 2017, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2018 and 2017 were $0, respectively. We did not have any contingent rental income, or finish any new construction or sale any new system in the three months ended June 30, 2018.

GROSS PROFIT (LOSS). Gross loss for the three months ended June 30, 2018 and 2017 was $0, representing a gross (loss) margin of 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2018 was $0.74 million, a $1.46 million decrease from $2.20 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the three months ended June 30, 2018, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the three months ended June 30, 2017, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $978,285 for the three months ended June 30, 2018, compared to $230,240 for the three months ended June 30, 2017, an increase of $748,045 or 325%. The increase was mainly due to an increase in bad debt allowance expenses of $735,992.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended June 30, 2018, net non-operating expense was $1.45 million compared to net non-operating expense of $1.33 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, we had $40,016 interest income and $460 other income but the amount was offset by $1.50 million interest expense on loans. For the three months ended June 30, 2017, we had $34,844 interest income and $3,275 other income, but the amounts were offset by a $1.37 million interest expense on loans.

INCOME TAX EXPENSE. Income tax expense was $0.015 million for the three months ended June 30, 2018, compared with $0.37 million income tax expense for the three months ended June 30, 2017. The consolidated effective income tax rate for the three months ended June 30, 2018 and 2017 were 0.9% and 57.0%, respectively. The decrease in income tax in the three months ended June 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2018 was $(1,580,083) compared to net income of $1,949,594 for the three months ended June 30, 2017, a decrease of income of $845,388. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the three months ended June 30, 2018 as described above.

Comparison of six months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%
Interest income on sales-type leases	2,747,008	-%	4,331,011	-%
Total operating income	2,747,008	-%	4,331,011	-%
Total operating expenses	1,331,792	-%	339,301	-%
Income from operations	1,415,216	-%	3,991,710	-%
Total non-operating expenses, net	(2,842,526)	-%	(2,644,067)	-%
Income (loss) before income tax	(1,427,310)	-%	1,347,643	-%
Income tax expense (benefit)	493,490	-%	781,966	-%
Less: net loss attributable to noncontrolling interest	(187,183)	-%	(178,255)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(1,733,617)	-%	$743,932	-%

SALES. Total sales for the six months ended June 30, 2018 and 2017 were $0, respectively. For the six months ended June 30, 2018 and 2017, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2018 and 2017 were $0, respectively. We did not have any contingent rental income, or finish any new construction or sale any new system in the six months ended June 30, 2018.

GROSS PROFIT (LOSS). Gross loss for the six months ended June 30, 2018 and 2017 was $0, representing a gross (loss) margin of 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2018 was $2.75 million, a $1.58 million decrease from $4.33 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the six months ended June 30, 2018, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the six months ended June 30, 2017, interest income was derived from the following nine (9) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1,331,792 for the six months ended June 30, 2018, compared to $339,301 for the six months ended June 30, 2017, an increase of $992,491 or 293%. The increase was mainly due to an increase in bad debt allowance expenses of $835,871.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the six months ended June 30, 2018, net non-operating expense was $2.84 million compared to net non-operating expense of $2.64 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we had $77,220 interest income but the amount was offset by $2.92 million interest expense on loans and other loss of $1,281. For the six months ended June 30, 2017, we had $70,877 interest income and $7,798 other income, but the amounts were offset by a $2.72 million interest expense on loans.

INCOME TAX EXPENSE. Income tax expense was $0.49 million for the six months ended June 30, 2018, compared with $0.78 million income tax expense for the six months ended June 30, 2017. The consolidated effective income tax rate for the six months ended June 30, 2018 and 2017 were (35)% and 58%, respectively. The decrease in income tax in the six months ended June 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET INCOME (LOSS). Net loss for the six months ended June 30, 2018 was $(1,733,617) compared to net income of $743,932 for the six months ended June 30, 2017, a decrease of income of $2,477,549. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the six months ended June 30, 2018 as described above.

Liquidity and Capital Resources

Comparison of six months Ended June 30, 2018 and 2017

As of June 30, 2018, the Company had cash and equivalents of $51.14 million, other current assets of $43.52 million, current liabilities of $70.06 million, working capital of $24.60 million, a current ratio of 1.35:1 and a liability-to-equity ratio of 0.43:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating Activities	$1,752,281	$(1,182,172)
Investing Activities	-	-
Financing Activities	-	(727,834)

Net cash provided by operating activities was $1.75 million during the six months ended June 30, 2018, compared to $1.18 million cash used in operating activities in the six months ended June 30, 2017. The increase in net cash inflow in the six months ended June 30, 2018 was mainly due to increased collection of principal on sales type lease by $1,419,155, a decrease in cash outflow on notes receivable by $848,747, and a decrease in cash outflow of interest receivable on sales type leases by $2,352,746, which was partly offset by increased net loss by $2,486,477.

Net cash provided by investing activities was $0 for the six months ended June 30, 2018, compared to net cash provided by investing activities of $0 in 2017.

Net cash used in financing activities was $0 and $727,834 for six months ended June 30, 2018 and 2017, respectively. The cash outflow in the six months ended June 30, 2017 came from the repayment of bank loans in the amount of $0.73 million.

We believe we have sufficient cash to continue our current business through 2018 based on recurring receipts from existing sales-type leases. As of June 30, 2018, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate, unanticipated need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2018. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.1 million ($1.07 million).

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

With respect to transferring cash from the Company to its subsidiaries, increasing the Company’s registered capital in a PRC subsidiary requires the filing of the local commerce department, while a stockholder loan requires a filing with the state administration of foreign exchange or its local bureau.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	June 30, 2018	December 31, 2017
Unrestricted retained earnings	$74,788,797	$76,580,942
Restricted retained earnings (surplus reserve fund)	14,791,889	14,733,361
Retained earnings (including surplus reserve fund)	$89,580,686	$91,314,303

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

Contractual Obligations

The Company’s contractual obligations as of June 30, 2018 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Entrusted loan	50,176,828	-	12
Total	$50,176,828	$-

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

Pursuant to the agreements, Zhonghong designed, built and maintained a CDQ system and a 25 MW CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees. Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ and CDQ WHPG system at no cost to Zhonghong. The term of the Agreements is 20 years. The energy saving fees generated by the Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours due to a reason attributable to Chengli’s, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Project was completed in the second quarter of 2015, and the commissioning tests were successfully completed in the first quarter of 2017. The Chengli Project is now operational, however, due to the environmental protection intensifies, the local environmental authorities required the project owner constructing CDQ sewage treatment supporting works, which must be completed and passed through acceptance inspection before the project is allowed to put into operation. So far, the project owner has completed the bidding of the sewage treatment supporting works and started construction on or about July 20, 2018. We anticipate that the construction will need three months to complete. The Company expects the Boxing project will be put into operation in the fourth quarter of 2018. From the date of the operation, Chengli shall ensure its coking production line works properly and that working hours for the CDQ system are no less than 8,000 hours/year, while Zhonghong shall ensure that working hours for the CDQ WHPG system are no less than 7,200 hours/year.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for a CDQ and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG system for Chengli meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 200 million ($28.83 million). The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2018, Zhonghong has paid $26.90 million (or $31.97 million if including capitalized interest) for the Chengli project and is committed to pay an additional $4.66 million. The Chengli project had finished construction, but was waiting for government approval before beginning operations.

Xuzhou Tian’an and Xuzhou Huayu CDQ Power Generation Projects

On July 19, 2013, Zhonghong entered into a Cooperative Agreement for Energy Management of CDQ and CDQ WHPG Project with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”).

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd. (the “Tianyu Project”). Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually for each of Tian’an and Huayu. If the operating time for each of Tian’an and Huayu is less than 8,000 hours a year due to the reason attributable to Tianyu, then time charged shall be 8,000 hours a year for each of Tian’an and Huayu. Xuzhou Tian’an and Huayu will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an and Huayu also guarantee that they will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2018, Zhonghong had paid $19.08 million (or $24.67 million if including capitalized interest) for the Huayu project and $27.39 million (or $38.98 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $12.09 million for the Huayu project and $4.19 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 14, 2018	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith
†	Furnished herewith.