Form 10-Q
period 2018-09-30
CHINA RECYCLING ENERGY CORP
filed 2018-11-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s Common Stock, as of November 12, 2018 was [8,310,198].

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS

CURRENT ASSETS
Cash and equivalents	$50,942,655	$49,830,243
Notes receivable	610,536	979,462
Accounts receivable	11,629,259	13,369,655
Current portion of investment in sales-type leases, net	12,689,105	13,076,516
Interest receivable on sales type leases	9,315,463	9,869,357
Prepaid expenses	32,320	739,423
Other receivables	5,417,891	3,064,451
Total current assets	90,637,229	90,929,107

NON-CURRENT ASSETS
Investment in sales-type leases, net	89,537,233	100,628,588
Long term investment	463,571	514,896
Long term deposit	15,933	16,775
Property and equipment, net	35,246,886	11,957
Construction in progress	62,015,294	95,165,973
Total non-current assets	187,278,917	196,338,189
TOTAL ASSETS	$277,916,146	$287,267,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,443,191	$3,229,163
Taxes payable	2,916,240	2,423,780
Accrued liabilities and other payables	1,577,166	1,618,316
Due to related parties	41,168	43,623
Interest payable on entrusted loans	13,331,704	8,131,256
Current portion of entrusted loan payable	48,261,425	50,825,375
Total current liabilities	72,570,894	66,271,513

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	1,007,767	-
Accrued interest on convertible note	18,996	-
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	6,937,015	8,635,151
Refundable deposit from customers for systems leasing	1,032,097	1,086,591
Total noncurrent liabilities	15,994,500	16,720,367
Total liabilities	88,565,394	82,991,880

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding respectively	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,777,497	14,733,361
Accumulated other comprehensive income (loss)	(8,923,637)	1,634,627
Retained earnings	72,408,280	76,580,942
Total Company stockholders' equity	190,067,263	204,754,053
Noncontrolling interest	(716,511)	(478,637)
Total equity	189,350,752	204,275,416
TOTAL LIABILITIES AND EQUITY	$277,916,146	$287,267,296

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30
	2018	2017	2018	2017

Revenue
Sales of systems	$-	$-	$-	$-
Contingent rental income	-	-	-	-
Total revenue	-	-	-	-
Cost of sales
Cost of systems and contingent rental income	-	-	-	-
Gross loss	-	-	-	-
Interest income on sales-type leases	3,527,278	6,062,347	780,270	1,731,336
Total operating income	3,527,278	6,062,347	780,270	1,731,336
Operating expenses
General and administrative	4,011,563	581,308	2,679,771	242,007
Total operating expenses	4,011,563	581,308	2,679,771	242,007
Income from operations	(484,285)	5,481,039	(1,899,501)	1,489,329
Non-operating income (expenses)
Interest income	113,942	106,764	36,722	35,887
Interest expense	(4,035,107)	(3,986,233)	(1,116,642)	(1,263,491)
Other income (loss)	622	9,389	1,903	1,591
Total non-operating expenses, net	(3,920,543)	(3,870,080)	(1,078,017)	(1,226,013)
Income (loss) before income tax	(4,404,828)	1,610,959	(2,977,518)	263,316
Income tax expense	(3,067)	1,179,602	(496,557)	397,636
Income (loss) before noncontrolling interest	(4,401,761)	431,357	(2,480,961)	(134,320)
Less: loss attributable to noncontrolling interest	(273,235)	(271,683)	(86,052)	(93,428)
Net income (loss) attributable to China Recycling Energy Corporation	(4,128,526)	703,040	(2,394,909)	(40,892)
Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(10,558,264)	8,923,161	(7,971,221)	4,290,726
Foreign currency translation loss attributable to noncontrolling interest	35,361	(12,595)	22,735	(6,909)
Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(14,686,790)	$9,626,201	$(10,366,130)	$4,249,834
Comprehensive loss attributable to noncontrolling interest	$(237,874)	$(284,278)	$(63,317)	$(100,337)
Basic and diluted weighted average shares outstanding	8,310,198	8,310,198	$8,310,198	$8,310,198
Basic and diluted earnings / (loss) per share	$(0.50)	$0.08	$(0.29)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(4,401,761)	$431,357
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	3,262,588	61,779
Depreciation	2,049	1,093
Amortization of OID and debt issuing costs of convertible note	7,767	-
Stock option expense	-	7,647
Investment income (loss)	10,962	(115,763)
Changes in deferred tax	(1,319,933)	130,260
Changes in assets and liabilities:
Interest receivable on sales type leases	61,491	(3,142,199)
Collection of principal on sales type leases	2,764,228	1,819,850
Prepaid expenses	699,076	478,981
Other receivables	(2,615,525)	(3,167,054)
Accounts receivable	1,116,286	-
Notes receivable	333,674	(1,676,890)
Construction in progress	(7,156,966)	(2,401,757)
Accounts payable	3,522,376	1,133,988
Taxes payable	608,798	240,914
Interest payable on entrusted loan	5,851,446	5,674,264
Accrued liabilities and other payables	647,733	(364,368)
Net cash provided by (used in) operating activities	3,394,289	(887,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(735,478)
Convertible note payable	1,000,000	-
Net cash used in financing activities	1,000,000	(735,478)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(3,281,877)	2,178,971

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,112,412	555,595
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$50,942,655	$48,307,948

Supplemental cash flow data:
Income tax paid	$1,160,017	$1,433,497
Interest paid	$-	$14,363

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, and consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives a complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered into on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and now charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions.

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

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12 MW BMPG systems with completion of system transformation for RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at $1.87 per share. These shares were issued to Pucheng on October 29, 2013. Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12 MW BMPG systems to Pucheng, and combined this lease with the lease for the 12 MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12 MW station from the Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of the two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a BMPG Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH agreed to pay Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months, upon the transfer of ownership of the systems. By the end of 2012, all the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a BMPG Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12 MW BMPG systems to Shenqiu at a monthly rental rate of $286,000 (RMB 1,800,000) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor, as mutually agreed upon by Zhonghong. In addition, Chengli will provide the land for the CDQ CDQ WHPG systems at no cost to Zhonghong. The term of the Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed through acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”). This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company). Chengli, as a state-owned enterprise that is 100% owned by the local Power Supply Bureau , is not allowed to carry out the tertiary industry, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project. At present, the Company is negotiating with the new project owner on the lease term, settlement method and settlement price, but no agreement has been reached.

On July 22, 2013, Zhonghong entered into an Engineering, Procurement and Construction (“EPC”) General Contractor Agreement for the Boxing County Chengli Gas Supply Co., Ltd. CDQ Power Generation Project (the “Chengli Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Chengli Project, contracted EPC services for a CDQ system and a 25 MW CDQ WHPG system for Chengli to Huaxin. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Huaxin Project and ensure the CDQ and CDQ WHPG systems for Chengli meet the inspection and acceptance requirements and work normally. The Chengli Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the Chengli Project. The total contract price is RMB 200 million ($33.34 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of overcapacity and pollution of the iron and steel and related industries, the Chinese government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location, with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations. Due to the stricter administration of environmental protection policies and recent increase of environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing similar situations of suspended production while rectifying technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the second quarter of 2019.

On July 22, 2013, Zhonghong entered into an EPC General Contractor Agreement for the Tianyu Project with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong, as the owner of the Tianyu Project, contracted EPC services for two CDQ systems and two 25 MW CDQ WHPG systems for Tianyu to Huaxin. Huaxin will provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary services to complete the Tianyu Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The Tianyu Project is a turn-key project in which Huaxin is responsible for monitoring the quality, safety, duration and cost of the project. The total contract price is RMB 400 million ($66.68 million), which includes all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety costs.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an TCH entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH will design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH will also build a furnace to generate steam from the smoke pipeline’s waste heat and sell the steam to Zhongtai.

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Zhongtai shall pay an energy saving fee at RMB 0.534 ($0.089) per kilowatt hour (KWH) (including value added tax) for the power generated from the system. For the second 10 years, Zhongtai shall pay an energy saving fee at RMB 0.402 ($0.067) per KWH (including value added tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai for RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Normal Meter Cubed (Nm3) per hour, with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH with a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of September 30, 2018, the Company had receivable from Zhongtai for $11.63 million. Zhongtai also agreed to gradually repay remaining $11.63 million during 2019.

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

Summary of Sales-Type Lease at September 30, 2018

As of September 30, 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2018, Erdos TCH leased power and steam generating systems for recycling waste heat from metal refining to Erdos (five systems) for a term of 20 years.

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

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2018, the Company had accounts receivable of $11,629,259 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2017, the Company had accounts receivable of $13,369,655 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of September 30, 2018, the interest receivable on sales type leases was $9,315,463, mainly from recognized but not yet collected interest income for the Pucheng, Shenqiu and Erdos systems. As of December 31, 2017, the interest receivable on sales type leases was $9,869,357. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2018, the Company had bad debt allowance for net investment receivable of $4,839,392 for the Pucheng system, Shenqiu system, and Zhongtai system. As of December 31, 2017, the Company had bad debt allowance for net investment receivable of $1,802,822 for the Pucheng and Shenqiu systems.

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

The operations of the Company are in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The total undiscounted future net cash flow (total future payment receivable) is less than net investment in sales-type leases for Erdos Phase II system at December 31, 2017; accordingly, the Company recorded an asset impairment loss of $38,859 for the year ended December 31, 2017. No asset impairment loss was recognized for the nine months ended September 30, 2018.

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

CREG is subject to U.S. corporate income taxes on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company, including the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any long-term debt obligations.

As of September 30, 2018 and December 31, 2017, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

3. NOTES RECEIVABLE – BANK ACCEPTANCE

As of September 30, 2018 and December 31, 2017, the Company had outstanding notes receivable on-hand of $610,536 and $979,462, respectively, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment. As of September 30, 2018, Erdos TCH had a $0.44 million bank acceptance that was transferred to one of its suppliers but had not matured. If the honoring bank refuses to redeem the bank acceptance, which only occurs in rare circumstances, then Erdos TCH would be obligated to redeem the bank acceptance.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). In addition, as of September 30, 2018, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (five systems) for a term of twenty years. The components of the net investment in sales-type leases as of September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Total future minimum lease payments receivable	$203,269,139	$222,132,929
Less: executory cost	(62,014,131)	(67,212,769)
Less: unearned interest	(24,873,815)	(29,542,876)
Less: realized interest income but not yet received	(9,315,463)	(9,869,358)
Less: allowance for net investment receivable	(4,839,392)	(1,802,822)
Investment in sales-type leases, net	102,226,338	113,705,104
Current portion	12,689,105	13,076,516
Noncurrent portion	$89,537,233	$100,628,588

As of September 30, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by year are as follows:

2019	$44,364,506
2020	19,929,270
2021	20,098,242
2022	22,129,636
2023	16,522,245
Thereafter	80,225,240
Total	$203,269,139

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 8.2 million ($1.2 million) to the Fund Management Company as a consulting fee, and shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0 and $0.71 million prepaid consulting expenses as of September 30, 2018 and December 31, 2017, respectively. The Company had $32,320 and $34,026 prepaid taxes as of September 30, 2018 and December 31, 2017, respectively.

6. OTHER RECEIVABLES

As of September 30, 2018, other receivables mainly consisted of (i) advances to third parties of $7,268, bearing no interest, payable upon demand; and (ii) maintenance cost and tax receivable of $5.39 million. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $3.06 million.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $(10,962) and $(6,147) equity-based investment loss during the nine and three months ended September 30, 2018, respectively. The Company recorded $115,763 and $28,432 equity based investment income during the nine and three months ended September 30, 2017, respectively.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund has a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The current term for (x) the preferred limited partner is four years from the date of its contribution and (y) the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($77 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

8. CONSTRUCTION IN PROGRESS AND FIXED ASSETS

Construction in progress was for constructing power generation systems. As of September 30, 2018 and December 31, 2017, the Company’s construction in progress included:

	2018	2017
Xuzhou Huayu	$23,723,593	$24,976,178
Xuzhou Tian’an	38,291,701	37,814,637
Boxing County Chengli	-	32,375,158
Total	$62,015,294	$95,165,973

As of September 30, 2018, the Company was committed to pay an additional $11.62 million for the Xuzhou Huayu project, and $4.03 million for the Xuzhou Tian’an project. The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million and ready to be put into operation as of September 30, 2018; however, the owner of the Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”) during the quarter ended September 30, 2018, which resulted from the sale of the ownership of Chengli to Shengli. The Company is currently negotiating a new settlement price, operating period and settlement method with Shengli. The project will be put into operation as soon as the negotiations of the new operating terms are completed and the supplemental operating agreement is signed.

9. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Income – current	$1,223,562	$1,097,768
VAT	1,465,226	1,145,363
Other	227,452	180,649
Total – current	2,916,240	2,423,780
Income – noncurrent	$6,998,625	$6,998,625

Income tax payable was approximately $8.22 million at September 30, 2018, of which, $1.22 million current and $7.00 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Employee training, labor union expenditure and social insurance payable	$818,048	$852,316
Consulting, auditing, and legal expenses	484,399	480,057
Accrued payroll and welfare	249,379	261,793
Other	25,339	24,150
Total	$1,577,166	$1,618,316

11. DEFERRED TAX LIABILITY, NET

Deferred tax assets resulted from asset impairment loss which was temporarily non-tax deductible for tax purposes but expensed in accordance with US GAAP, interest income in sales-type leases which was recognized as income for tax purposes but not for book purpose as it did not meet revenue recognition in accordance with US GAAP, accrued employee social insurance that can be deducted for tax purposes in the future, and the difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of September 30, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018	2017
Deferred tax asset — current (accrual of employee social insurance)	$180,107	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(1,990,054)	(1,828,246)
Deferred tax liability, net of current deferred tax asset	$(1,809,947)	$(1,638,629)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$15,604,443	$17,709,919
Deferred tax asset — noncurrent (asset impairment loss)	1,209,848	450,706
Deferred tax asset---noncurrent (interest income in sales-type leases)	442,949	-
Deferred tax asset---noncurrent (US NOL)	14,688,731	14,321,617
Deferred tax asset---noncurrent (PRC NOL)	8,870,766	-
Less: valuation allowance on deferred tax assets	(23,559,497)	(14,321,617)
Deferred tax assets --- noncurrent, net	17,257,240	18,160,625
Deferred tax liability — noncurrent (net investment in sales-type leases)	(22,384,308)	(25,157,147)
Deferred tax liability, net of noncurrent deferred tax assets	$(5,127,068)	$(6,996,522)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(6,937,015)	$(8,635,151)

12. LOANS PAYABLE

Entrusted Loan Payable

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with a total fund size of RMB 460 million ($77 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of September 30, 2018, the entrusted loan payable had an outstanding balance of $59.16 million, of which, $10.90 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.90 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the nine months ended September 30, 2018, the Company recorded interest expense of $3.37 million on this loan and capitalized $2.48 million interest to construction in progress. The Company had fully paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%, and the Company is currently working with the lender on an alternative repayment proposal. As of September 30, 2018, the interest payable for this loan was $13.4 million.

As of September 30, 2018, the future minimum repayment of all the loans including the entrusted loan to be made annually is as follows:

2019	$48,261,425
Total	$48,261,425

13. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of September 30, 2018 and December 31, 2017, the balance of refundable deposits from customers for systems leasing for Pucheng and Shengqiu was $1,032,097 and $1,086,591, respectively.

14. RELATED PARTY TRANSACTIONS

As of September 30, 2018 and December 31, 2017, the Company had $41,168 and $43,623 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

15. CONVERTIBLE NOTE PAYABLE, NET

On July 11, 2018, the Company entered into a Securities Purchase Agreement with a Purchaser, pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,070,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $50,000, and the Company paid to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement.

The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on July 11, 2020, subject to a potential one-year extension during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Purchaser has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company (“Purchase Price Date”) in the amounts of up to 50% of the amount outstanding during the nine month period after Purchase Price Date or any percentage of the amount outstanding under the Note at any time after the nine month anniversary of Purchase Price Date, with such redemption amounts paid in cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.

As of September 30, 2018, the Company had $1,007,767 convertible note payable, net of unamortized OID and unamortized debt issuing cost; and the Company had $18,996 accrued interest on this convertible note. During the nine and three months ended September 30, 2018, the Company amortized OID of $5,548 and loan issuing cost of $2,219.

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the nine and three months ended September 30, 2018, the Company had losses of $273,235 and $86,052 that were attributable to the noncontrolling interest, respectively. During the nine and three months ended September 30, 2017, the Company had losses of $271,683 and $93,428 that were attributable to the noncontrolling interest, respectively.

17. INCOME TAX

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under Chinese tax law, the tax treatment of finance and sales-type leases is similar to US GAAP. However, the local tax bureau continues to treat CREG sales-type leases as operating leases. Accordingly, the Company recorded deferred income taxes.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of September 30, 2018, had net operating loss (“NOL”) carry forwards for income taxes of $14.69 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2018, the Company’s PRC subsidiaries had $8.87 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2018 and 2017, respectively:

	Nine Months		Three Months
	2018	2017	2018	2017
U.S. statutory rates	(21.0)%	34.0%	(21.0)%	34.0%
Tax rate difference – current provision	(3.7)%	(9.3)%	(3.8)%	(10.7)%
Other	2.1%	(3.6)%	(0.7)%	15.3%
Permanent differences	3.9%	0.1%	0.6%	0.0%
Valuation allowance on PRC NOL	16.8%	50.9%	7.3%	107.1%
Valuation allowance on US NOL	1.8%	1.1%	0.9%	5.3%
Tax (benefit) per financial statements	(0.1)%	73.2%	(16.7)%	151.0%

The provision for income taxes expense for the nine and three months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months		Three Months
	2018	2017	2018	2017
Income tax expense – current	$1,316,866	$1,049,342	$395,824	$384,691
Income tax expense (benefit) – deferred	(1,319,933)	130,260	(892,381)	12,945
Total income tax expense (benefit)	$(3,067)	$1,179,602	$(496,557)	$397,636

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

The Company continues to examine the impact of certain provisions of the Tax Act that will become applicable in calendar year 2018 related to Base Erosion and Anti Abuse Tax (“BEAT”), GILTI, deduction for FDII, and other provisions that could affect its effective tax rate in the future. The Company records the income tax effects of GILTI and other provisions of the Tax Act as incurred beginning in calendar year 2018. For the nine and three months ended June 30, 2018, there were no such income tax effects. Also, because there may be additional state income tax implications, the Company will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act. The prospects of supplemental legislation or regulatory processes to address questions that arise because of the Tax Act, or evolving technical interpretations of the tax law, may cause the final impact from the Tax Act to differ from the provisionally recorded amounts. The Company expects to complete its analysis within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118 no later than the fourth quarter of calendar year 2018.

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

18. STOCK-BASED COMPENSATION PLAN

Options to Employees

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of common stock authorized for issuance during the term of the Plan is 12,462,605 (prior to the 10:1 Reverse Stock Split). The Plan was effective immediately upon the adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

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

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation of $2,000 per month and (ii) an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price of $1.02 per share (prior to the 10:1 Reverse Stock Split effective May 25, 2016), which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Plan adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 Reverse Stock Split) to Mr. Huang at an exercise price of $1.02 per share under the Plan, which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 82%, risk free interest rate of 1.37%, and dividend yield of 0%. The FV of the 40,000 stock options was $26,528 at the grant date.

The Company recorded $0 compensation expense for stock options to employees during nine and three months ended September 30, 2018, and $7,647 during the nine months ended September 30, 2017.

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2016	4,000	$10.2	4.77
Exercisable at January 1, 2016	4,000	10.2	4.77
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2016	4,000	10.2	3.77
Exercisable at December 31, 2016	4,000	10.2	3.77
Granted	5,000	1.6	10
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	9,000	5.4	6.41
Exercisable at December 31, 2017	9,000	5.4	6.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2018	9,000	$5.4	5.91
Exercisable at September 30, 2018	9,000	$5.4	5.91

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

The Company sells electricity to its customers and receives commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounts the commercial notes with the bank or endorses the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six (6) months. As of September 30, 2018, the Company had outstanding notes receivable of $610,536 and endorsed notes receivable to vendors but not yet matured of $0.44 million; at December 31, 2017, the Company had outstanding notes receivable of $979,462 and endorsed notes receivable to vendors of $1.41 million.

21. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance.

On August 2, 2018, the Company entered into a lease for its office use in Beijing with a term from August 4, 2018 through August 3, 2020. The monthly rent is RMB 22,000 ($3,340) with quarterly payment in advance.

At September 30, 2018, the future annual rental payment is as follows:

September 30, 2019	$ 107,240
September 30, 2020	103,580
November 30, 2020	11,200

For the nine and three months ended September 30, 2018, the rental expense of the Company was $56,643 and $23,043, respectively. For the nine and three months ended September 30, 2017, the rental expense of Xi’an TCH was $188,910 and $70,497, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Note 8 for commitments on construction in progress.

22. SUBSEQUENT EVENTS

On September 30, 2018, Shanghai TCH entered into an Equity Purchase Agreement with Mr. Jihua Wang (“Seller”), pursuant to which Xi’an TCH shall acquire 20% of the outstanding equity interests (the “Acquired Interests”) of Xi’an Xinhuan Energy Co., Ltd. (“Xinhuan”).

Pursuant to the Purchase Agreement, Shanghai TCH shall purchase the Acquired Interests for an aggregate purchase price of RMB 320 million ($46.72 million) (the “Purchase Price”), which shall be paid as follows: (i) in cash RMB 60 million ($8.76 million); (ii) in the form of 2.6 million shares of the Company’s common stock using a value of $1.90 per share; and (iii) in the form of 17,376,950 shares of the Company’s preferred stock using a value of $1.90 per share. The preferred shares shall have no voting rights but shall have preferential dividend rights to participate in and receive a 15% premium on a per share basis for any dividends declared and paid by the Company on its common stock. The holder of the preferred shares shall have the right to convert the preferred shares into shares of the Company’s common stock on a 1:1 basis after the six month anniversary of the issuance of the preferred shares, but the Holder may only exercise such conversion right to the extent that, after giving effect to the issuance of common stock after such conversion, the Holder would beneficially own less than 20% of the Company’s issued and outstanding common stock.

The payment of the Purchase Price in the form of the 2.6 million shares of common stock and 17,376,950 shares of the Company’s preferred stock (the “Share Payment”) is contingent on the Company receiving shareholder approval at a special shareholders meeting for the Share Payment, and to create the new class of preferred shares and increase the number of authorized shares of common stock. The shares of common and preferred stock subject to the Share Payment shall be sold and issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. In the event that the Share Payment and other matters are not approved at a special meeting of the Company’s shareholders, the parties to the Purchase Agreement shall negotiate another form of payment for the remaining portion of the Purchase Price.

The parties to the Purchase Agreement agreed to complete the transactions contemplated thereby within 60 days of the date of the Purchase Agreement or upon the approval of the shareholders of the Company, whichever comes later, and Seller agreed to various restrictions on, and covenants in relation to, its activities pending the completion of the sale of the Acquired Interests.

On October 29, 2018, China Recycling Energy Corporation entered into Securities Purchase Agreements with certain purchasers, pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 1,985,082 shares (the “Shares”) of the Company’s common stock.  The Shares will be sold to the Purchasers at a negotiated purchase price of $1.375 per share, for aggregate gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for a purchase price of $0.125 per Warrant and aggregate gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Warrants will be exercisable on the date of issuance at an initial exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC is acting as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and will receive an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offerings, an aggregate of up to $75,000 for certain expenses and warrants to purchase our Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

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

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas that we currently do not serve. We are actively seeking and exploring opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. By supporting and motivating all kinds of the electric power market to participate in resource development and utilization of demand response, we plan to provide services including peak shaving with compensation and frequency modulation. We intend to gradually form motor load performance for peak and low-hours, which will account for about 3% of the annual maximum power load on the demand side and to ensure the electricity supply and demand balance for situations of non-severe power shortages.

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

As of September 30, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Erdos (for five recycling waste heat power generating systems); (ii) Pucheng (for two biomass power generation (“BMPG”) systems); and (iii) Shenqiu (for two BMPG systems).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

With the current economic conditions in China, the government has limited and reduced over-capacity and production in the iron and steel industry, which has resulted in a sharp decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon, its revenue and cash flows, and has made it difficult for Erdos to make the monthly minimum lease payment.

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

Pucheng Biomass Power Generation Projects

On June 29, 2010, Xi’an TCH entered into a Biomass Power Generation (“BMPG”) Project Lease Agreement with PuchengXinHeng Yuan Biomass Power Generation Co., Ltd. (“Pucheng”), a limited liability company incorporated in China. Under this lease agreement, Xi’an TCH leased a set of 12MW BMPG systems to Pucheng at a minimum of $279,400 (RMB 1,900,000) per month for a term of 15 years (“Pucheng Phase I”).

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

Chengli Waste Heat Power Generation Projects

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of these Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed through acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”). This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company). Chengli, a 100% state-owned enterprise that is 100% owned by the local Power Supply Bureau,  is not allowed to carry out the tertiary industry, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project. At present, the Company is negotiating with the new project owner on the lease term, settlement method and settlement price, but no agreement has been reached.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government has acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location with compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. Due to the stricter administration of environmental protection policies and recent increase of environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the second quarter of 2019.

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

The construction period of the Project is expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai will start to pay an energy saving fee from the date when the WHPG station passes the required 72-hour test run. The term of payment is 20 years. For the first 10 years of the term, Zhongtai shall pay an energy saving fee at RMB 0.534 ($0.089) per KWH (including value added tax) for the power generated from the system. For the second 10 years of the term, Zhongtai shall pay an energy saving fee at RMB 0.402 ($0.067) per KWH (including value added tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving service fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai at RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Nm3 per hour with a temperature no less than 950°C. If these requirements are not met, the term of the Zhongtai Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (i) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or (ii) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”).

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of September 30, 2018, the Company had receivable from Zhongtai for $11.63 million. Zhongtai also agreed to gradually repay remaining $11.63 million during 2019.

Related Party Transactions

As of September 30, 2018, the Company had $41,168 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2018 and December 31, 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2018, the Company had accounts receivable of $11,629,259 from the sales of CDQ and a CDQ WHPG system to Zhongtai. As of December 31, 2017, the Company had accounts receivable of $13,369,655 from the sales of CDQ and a CDQ WHPG system to Zhongtai.

Interest Receivable on Sales Type Leases

As of September 30, 2018, the interest receivable on sales type leases was $9,315,463, mainly representing recognized but not yet collected interest income for the Pucheng, Shenqiu, and Erdos systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of September 30, 2018, the Company had bad debt allowance for net investment receivable of $4,839,392 for the Pucheng, Shenqiu and Zhongtai systems.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company constructs and then leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of each lease. Investment in these projects is recorded as investment in sales-type leases in accordance with “Accounting for Leases”, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840 and its various amendments and interpretations. The Company constructs and leases waste energy recycling power generating projects and finances its customers for the costs of the projects. The sales and cost of sales are recognized at the time of sale or inception of the lease. The investment in sales-type leases consists of the sum of the total minimum lease payments receivable less unearned interest income and estimated executory cost. Unearned interest income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. While a portion of revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease. Revenue is net of the Value Added Tax.

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

RESULTS OF OPERATIONS

Comparison of three months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%
Interest income on sales-type leases	780,270	-%	1,731,336	-%
Total operating income	780,270	-%	1,731,336	-%
Total operating expenses	2,679,771	-%	242,007	-%
Income (loss) from operations	(1,899,501)	-%	1,489,329	-%
Total non-operating expenses, net	(1,078,017)	-%	(1,226,013)	-%
Income (loss) before income tax	(2,977,518)	-%	263,316	-%
Income tax expense (benefit)	(496,557)	-%	397,636	-%
Less: net loss attributable to noncontrolling interest	(86,052)	-%	(93,428)	-%
Net loss attributable to China Recycling Energy Corp	$(2,394,909)	-%	$(40,892)	-%

SALES. Total sales for the three months ended September 30, 2018 and 2017 were $0, respectively. For the three months ended September 30, 2018 and 2017, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2018 and 2017 were $0, respectively. We did not have any contingent rental income, or sale any new system in the three months ended September 30, 2018.

GROSS PROFIT (LOSS). Gross loss for the three months ended September 30, 2018 and 2017 was $0, representing a gross (loss) margin of 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2018 was $0.78 million, a $0.95 million decrease from $1.73 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, interest income was derived from the following nine sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the three months ended September 30, 2018, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the three months ended September 30, 2017, interest income was derived from the following nine sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $2,679,771 for the three months ended September 30, 2018, compared to $242,007 for the three months ended September 30, 2017, an increase of $2,437,764 or 1007%. The increase was mainly due to an increase in bad debt allowance by $2,750,566, which was partly offset by decrease of rental expense of Xian TCH by $54,782.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended September 30, 2018, net non-operating expense was $1.08 million compared to net non-operating expense of $1.23 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, we had $36,722 interest income and $1,903 other income but the amount was offset by $1.12 million interest expense on loans. For the three months ended September 30, 2017, we had $35,887 interest income and $1,591 other income, but the amounts were offset by a $1.26 million interest expense on loans.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $0.50 million for the three months ended September 30, 2018, compared with $0.40 million income tax expense for the three months ended September 30, 2017. The consolidated effective income tax rate for the three months ended September 30, 2018 and 2017 were 16.7% and 122%, respectively. The decrease in income tax in the three months ended September 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET LOSS. Net loss for the three months ended September 30, 2018 was $2,394,909 compared to net loss of $40,892 for the three months ended September 30, 2017, an increase of loss of $2,354,017. This increase in net loss was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the three months ended September 30, 2018 as described above.

Comparison of nine months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$-	-%	$-	-%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit (loss)	-	-%	-	-%
Interest income on sales-type leases	3,527,278	-%	6,062,347	-%
Total operating income	3,527,278	-%	6,062,347	-%
Total operating expenses	4,011,563	-%	581,308	-%
Income from operations	(484,285)	-%	5,481,039	-%
Total non-operating expenses, net	(3,920,543)	-%	(3,870,080)	-%
Income (loss) before income tax	(4,404,828)	-%	1,610,959	-%
Income tax expense (benefit)	(3,067)	-%	1,179,602	-%
Less: net loss attributable to noncontrolling interest	(273,235)	-%	(271,683)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(4,128,526)	-%	$703,040	-%

SALES. Total sales for the nine months ended September 30, 2018 and 2017 were $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company had no sales of systems or contingent rental income. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2018 and 2017 were $0, respectively. We did not have any contingent rental income, or sale any new system in the nine months ended September 30, 2018.

GROSS PROFIT (LOSS). Gross loss for the nine months ended September 30, 2018 and 2017 was $0, representing a gross (loss) margin of 0%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2018 was $3.53 million, a $2.54 million decrease from $6.06 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, interest income was derived from the following nine sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. During the nine months ended September 30, 2018, Erdos TCH incurred significant decreased electricity usage, and accordingly, the interest income from five power and steam generating systems of Erdos TCH decreased significantly.

In comparison, during the nine months ended September 30, 2017, interest income was derived from the following nine sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

iv.	Five power and steam generating systems to Erdos (20 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $4,011,563 for the nine months ended September 30, 2018, compared to $581,308 for the nine months ended September 30, 2017, an increase of $3,430,255 or 590%. The increase was mainly due to an increase in bad debt allowance of $3,198,876.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the nine months ended September 30, 2018, net non-operating expense was $3.92 million compared to net non-operating expense of $3.87 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we had $113,942 interest income and other income of $622, but the amount was offset by $4.04 million interest expense on loans. For the nine months ended September 30, 2017, we had $106,764 interest income and $9,389 other income, but the amounts were offset by a $3.99 million interest expense on loans.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $(3,067) for the nine months ended September 30, 2018, compared with $1.18 million income tax expense for the nine months ended September 30, 2017. The consolidated effective income tax rate for the nine months ended September 30, 2018 and 2017 were 0.1% and 71%, respectively. The decrease in income tax in the nine months ended September 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET INCOME (LOSS). Net loss for the nine months ended September 30, 2018 was $(4,128,526) compared to net income of $703,040 for the nine months ended September 30, 2017, a decrease of income of $4,831,566. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the nine months ended September 30, 2018 as described above.

Liquidity and Capital Resources

Comparison of nine months Ended September 30, 2018 and 2017

As of September 30, 2018, the Company had cash and equivalents of $50.94 million, other current assets of $39.69 million, current liabilities of $72.57 million, working capital of $18.07 million, a current ratio of 1.25:1 and a liability-to-equity ratio of 0.47:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating Activities	$3,394,289	$(887,898)
Financing Activities	1,000,000	(735,478)

Net cash provided by operating activities was $3.39 million during the nine months ended September 30, 2018, compared to $0.89 million cash used in operating activities in the nine months ended September 30, 2017. The increase in net cash inflow in the nine months ended September 30, 2018 was mainly due to increased collection of principal on sales type lease by $944,378, an increase in cash inflow on accounts payable by $2,388,388, and an increase in cash inflow on accrued liabilities and other payables by $1,012,101.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2018, compared to net cash provided by investing activities of $0 in 2017.

Net cash provided by financing activities was $1,000,000 compared to net cash used in financing activities for ($735,478) during the nine months ended September 30, 2018 and 2017, respectively. The cash inflow in nine months ended September 30, 2018 came from the proceeds from issuance of convertible note payable of $1.00 million. The cash outflow in the nine months ended September 30, 2017 came from the repayment of bank loans in the amount of $0.74 million.

We believe we have sufficient cash to continue our current business through 2018 based on recurring receipts from existing sales-type leases. As of September 30, 2018, we had five recycling WHPG systems from the Erdos projects and four BMPG systems (two for Pucheng and two for Shenqiu), all of which generate cash flow. In addition, we have access to bank loans in case of an immediate, unanticipated need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2018. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 7.95 million ($1.16 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	September 30, 2018	December 31, 2017
Unrestricted retained earnings	$72,408,280	$76,580,942
Restricted retained earnings (surplus reserve fund)	14,777,497	14,733,361
Retained earnings (including surplus reserve fund)	$87,185,777	$91,314,303

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2018 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Convertible note	$-	$1,070,000	15
Entrusted loan	48,261,425	-	12
Total	$48,261,425	$1,070,000

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2018, Zhonghong had paid $17.44 million (or $23.72 million if including capitalized interest) for the Huayu project and $25.04 million (or $38.29 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $11.62 million for the Huayu project and $4.03 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 14, 2018	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith
†	Furnished herewith.