Form 10-Q/A
period 2018-09-30
CHINA RECYCLING ENERGY CORP
filed 2018-11-15
CIK 721693

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

The number of shares outstanding of the registrant’s Common Stock, as of November 12, 2018, was 10,295,280.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, of China Recycling Energy Corporation, as filed with the Securities and Exchange Commission on November 14, 2018 (the “Original Filing”), is being filed for the sole purpose of correcting a typographical error on the cover page of the Original Filing that resulted in the submission of an incorrect number of shares outstanding as of November 12, 2018.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing or to modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 15, 2018	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2018	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.†

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*	Filed herewith.

†	Furnished herewith.