Form 10-Q/A
period 2016-06-30
CHINA RECYCLING ENERGY CORP
filed 2019-04-05
CIK 721693

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, originally filed with the SEC on August 15, 2016 (the “Original Form 10-Q”) for the following purposes: reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and concluded the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals and, accordingly, were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.3, 31.4, 32.3 and 32.4. Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by this amendment, which should be read in their historical context.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016 (Restated)	2015

ASSETS

CURRENT ASSETS
Cash and equivalents	$42,736,716	$41,749,388
Restricted cash	542,888	1,130,344
Accounts receivable	35,289,806	15,399,778
Current portion of investment in sales-type leases, net	5,690,343	6,679,019
Interest receivable on sales type leases	1,258,536	555,451
Prepaid expenses	373,355	1,179,778
Other receivables	238,834	553,886

Total current assets	86,130,478	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	54,213,910	133,079,634
Long term investment	1,035,110	950,470
Long term deposit	55,850	57,033
Property and equipment, net	14,249	17,724
Construction in progress	88,629,529	115,522,068

Total non-current assets	143,948,648	249,626,929

TOTAL ASSETS	$230,079,126	$316,874,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$797,368	$427,732
Notes payable - bank acceptances	995,295	1,130,344
Taxes payable	1,163,427	1,058,417
Accrued liabilities and other payables	2,596,722	3,199,395
Due to related parties	44,328	44,059
Deferred tax liability, net	1,071,441	1,538,105
Loans payable - current	1,432,622	6,159,911
Interest payable on entrusted loans	239,294	268,801
Current portion of entrusted loan payable	42,224,635	43,119,379

Total current liabilities	50,565,132	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	3,018,445	10,771,348
Refundable deposit from customers for systems leasing	1,070,696	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	15,381,831	15,707,773

Total noncurrent liabilities	19,470,972	46,221,637

Total liabilities	70,036,104	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,159 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,059,947	13,823,789
Accumulated other comprehensive income	(493,581)	3,210,315
Retained earnings	34,591,218	84,661,602

Total Company stockholders’ equity	159,955,060	213,493,182

Noncontrolling interest	87,962	213,611

Total equity	160,043,022	213,706,793

TOTAL LIABILITIES AND EQUITY	$230,079,126	$316,874,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2016 (Restated)	2015	2016 (Restated)	2015

Revenue
Sales of systems	$-	$24,474,612	$-	$24,474,612
Contingent rental income	1,107,721	275,427	1,100,962	101,089

Total revenue	1,107,721	24,750,039	1,100,962	24,575,701

Cost of sales
Cost of systems and contingent rental income	921	21,476,876	--	21,464,596

Total cost of sales	921	21,476,876	--	21,464,596

Gross profit	1,106,800	3,273,163	1,100,962	3,111,105

Interest income on sales-type leases	8,197,534	12,821,625	3,316,004	6,329,343

Total operating income	9,304,334	16,094,788	4,416,966	9,440,448

Operating expenses
General and administrative	1,632,106	1,256,900	1,135,489	552,339
Impairment loss of net investment receivable	58,352,244	-	58,352,244	-

Total operating expenses	59,984,350	1,256,900	59,487,733	552,339

Income from operations	(50,680,016)	14,837,888	(55,070,767)	8,888,109

Non-operating income (expenses)
Interest income	63,502	53,816	31,814	21,529
Interest expense	(3,381,989)	(1,802,684)	(2,032,419)	(1,308,979)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,822,679)	-	-	-
Loss on systems repurchase from Yida	(417,952)	-	(417,952)	-
Gain on systems repurchase from Jitie	-	4,594,922	-	4,594,922
Other income	76,418	14,319	74,091	377,268

Total non-operating income (expenses), net	(6,482,700)	2,860,373	(2,344,466)	3,684,740

Income (loss) before income tax	(57,162,716)	17,698,261	(57,415,233)	12,572,849
Income tax expense (benefit)	(7,181,285)	2,299,463	(7,392,056)	1,301,511

Income (loss) before noncontrolling interest	(49,981,431)	15,398,798	(50,023,177)	11,271,338

Less: loss attributable to noncontrolling interest	(147,205)	(16,117)	(95,925)	(7,779)

Net income (loss) attributable to China Recycling Energy Corporation	(49,834,226)	15,414,915	(49,927,252)	11,279,117

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(3,703,896)	219,035	(4,773,553)	1,012,750
Foreign currency translation gain attributable to noncontrolling interest	21,556	187	21,021	1,151

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(53,538,122)	$15,633,950	$(54,700,805)	$12,291,867

Comprehensive loss attributable to noncontrolling interest	$(125,649)	$(15,930)	$(74,904)	$(6,628)

Basic and diluted weighted average shares outstanding	8,310,159	8,307,823	8,310,159	8,308,404

Basic and diluted earnings per share	$(6.00)	$1.86	$(6.01)	$1.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2016 (Restated)	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$(49,981,431)	$15,398,798
Impairment loss of net investment receivable
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:	58,352,244	-
Depreciation and amortization	3,156	21,705
Stock option expense	-	13,264
Investment income	(105,975)	(8,487)
Changes in deferred tax	(8,087,193)	(1,436,483)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,822,679	-
Changes in assets and liabilities:
Interest receivable on sales type leases	(825,579)	376,983
Collection of principal on sales type leases	19,668,078	47,907,042
Prepaid expenses	794,023	789,347
Accounts receivable	(19,809,195)	(7,326,079)
Other receivables	(181,410)	(1,213,615)
Construction in progress	22,051,212	(9,595,562)
Accounts payable	271,044	1,463,130
Taxes payable	128,935	1,039,073
Interest payable on entrusted loan	(24,299)	(25,891)
Accrued liabilities and other payables	(1,014,498)	394,477

Net cash provided by operating activities	24,061,791	47,797,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	572,715	-
Acquisition of property and equipment	-	(20,164)

Net cash provided by (used in) investing activities	572,715	(20,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(22,755,463)	(27,941,848)
Long term payable	-	(2,397,565)
Advance from related parties	274	3,263

Net cash used in financing activities	(22,755,189)	(30,336,150)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(891,989)	71,294

NET DECREASE IN CASH AND EQUIVALENTS	987,328	17,512,682
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF PERIOD	$42,736,716	$53,383,712

Supplemental cash flow data:
Income tax paid	$697,232	$2,920,356
Interest paid	$5,944,795	$8,134,936

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. The selling price of each Kwh will be determined annually based on market condition.  The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date.

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

Accounts Receivable

As of June 30, 2016, the Company had accounts receivable of $35,289,806 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng, sale of CDQ and a CDQ WHPG system to Zhongtai, and sale of a WGPG system to Yida). As of December 31, 2015, the Company had accounts receivable of $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

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

The following table presents a reconciliation of basic and diluted EPS for the six and three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Net loss	$(49,834,226)	$15,414,915	$(49,927,252)	$11,279,117

Weighted average shares outstanding – basic	8,310,159	8,307,823	8,310,159	8,308,404
Effect of dilutive securities:
Options granted	-	-	-	-

Weighted average shares outstanding – diluted	8,310,159	8,307,823	8,310,159	8,308,404
Earnings (loss) per share – basic	$(6.00)	$1.86	$(6.01)	$1.36
Earnings (loss) per share – diluted	$(6.00)	$1.86	$(6.01)	$1.36

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

	2016 (Restated)	2015
Total future minimum lease payments receivable	$101,354,204	$387,612,418
Less: executory cost	(5,693,883)	(93,054,738)
Less: unearned interest income	(35,756,068)	(154,799,027)
Investment in sales-type leases, net	59,904,253	139,758,653
Current portion	5,690,343	6,679,019
Noncurrent portion	$54,213,910	$133,079,634

As of June 30, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$14,989,745
2018	12,848,353
2019	12,848,353
2020	12,848,353
2021	12,848,353
Thereafter	34,971,047
Total	$101,354,204

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

6. OTHER RECEIVABLES

As of June 30, 2016, other receivables mainly consisted of (i) advance to third parties of $0.15 million, bearing no interest, payable upon demand; (ii) advances to employees of $0.04 million, bearing no interest, payable upon demand. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

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

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems.  As of June 30, 2016 and December 31, 2015, the Company’s construction in progress included:

	2016	2015
Xuzhou Zhongtai	$-	$28,100,201
Xuzhou Huayu	29,841,784	29,752,270
Xuzhou Tian’an	27,670,337	26,909,193
Boxing County Chengli	31,117,408	30,760,404
Total	$88,629,529	$115,522,068

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

As of June 30, 2016 and December 31, 2015, deferred tax liability consisted of the following:

	2016 (Restated)	2015
Deferred tax asset — current (accrual of employee social insurance)	$160,551	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,231,992)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,071,441)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$10,535,032	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(13,553,477)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(3,018,445)	$(10,771,348)

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2016 and 2015, respectively:

	Six Months		Three Months
	2016 (Restated)	2015	2016 (Restated)	2015
U.S. statutory rates	(34.0)%	34.0%	(34.0)%	34.0%
Tax rate difference – current provision	8.9%	(9.3)%	9.0%	(9.1)%
Effective tax holiday	-%	(8.2)%	-%	(8.7)%
Other	(0.05)%	(2.3)%	(0.2)%	(3.3)%
Prior periods income tax adjustment per income tax return filed	-%	(2.2)%	-%	(3.1)%
Valuation allowance on PRC NOL	12.3%	-%	12.2%	-%
Valuation allowance on US NOL	0.2%	1.0%	0.1%	0.6%
Tax per financial statements	(12.6)%	13.0%	(12.9)%	10.4%

The provision for income taxes expense for the six and three months ended June 30, 2016 and 2015 consisted of the following:

	Six Months		Three Months
	2016 (Restated)	2015	2016 (Restated)	2015
Income tax expense – current	$905,909	$3,735,946	$549,409	$2,863,502
Income tax expense (benefit) - deferred	(8,087,194)	(1,436,483)	(7,941,465)	(1,561,991)
Total income tax expense (benefit)	$(7,181,285)	$2,299,463	$(7,392,056)	$1,301,511

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

Future minimum annual rental payments required under operating leases as of June 30, 2016 were as below (by year):

2017	$261,592
2018	196,194
Total	$457,786

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Chengli, Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), and Zhongtai and Note 8 for commitments on construction in progress.

21. SUBSEQUENT EVENTS

Security Purchase Agreement

On July 11, 2018, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) of $1,070,000. The Purchaser purchased the Note with an original issue discount of $50,000, and the Company agreed to pay to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended.

The Note bears interest at 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on July 11, 2020, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Purchaser has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company (“Purchase Price Date”) in the amounts of up to 50% of the amount outstanding during the nine month period after Purchase Price Date or any percentage of the amount outstanding under the Note at any time after the nine month anniversary of Purchase Price Date, with such redemption amounts paid in cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.

Acquisition of 18% of Xinhuan

On September 30, 2018, Shanghai TCH entered into an Equity Purchase Agreement with Mr. Jihua Wang (“Seller”), pursuant to which Xi’an TCH shall acquire 20% of the outstanding equity interests (the “Acquired Interests”) of Xi’an Xinhuan Energy Co., Ltd. (“Xinhuan”).

Pursuant to the Purchase Agreement, Shanghai TCH shall purchase the Acquired Interests for RMB 320 million ($46.72 million) (the “Purchase Price”), which shall be paid as follows: (i) in cash RMB 60 million ($8.76 million); (ii) in the form of 2.6 million shares of the Company’s common stock using a value of $1.90 per share; and (iii) in the form of 17,376,950 shares of the Company’s preferred stock using a value of $1.90 per share. The preferred shares shall have no voting rights but shall have preferential dividend rights to participate in and receive a 15% premium on a per share basis for any dividends declared and paid by the Company on its common stock. The holder of the preferred shares shall have the right to convert the preferred shares into shares of the Company’s common stock on a 1:1 basis after the six month anniversary of the issuance of the preferred shares, but the Holder may only exercise such conversion right to the extent that, after giving effect to the issuance of common stock after such conversion, the Holder would beneficially own less than 20% of the Company’s issued and outstanding common stock.

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

On November 21, 2018, Shanghai TCH and Mr. Jihua Wang entered into an Agreement of Supplementary and Amendment (the “Amendment Agreement”) to that Equity Purchase Agreement, dated September 30, 2018, by and between Shanghai TCH and Mr. Jihua Wang (the “Original Agreement”).

Pursuant to the Amendment Agreement, Shanghai TCH agreed to (a) purchase an 18% equity interest in Xi’an Xinhuan Energy Co., Ltd. (“Xinhuan”) instead of the 20% equity interest contemplated by the Original Agreement; (b) pay RMB 288 ($42.05 million)million for such equity interests (the “Purchase Price) instead of the RMB 320 million contemplated by the Original Agreement; (c) pay RMB 228 million of the Purchase Price in shares of the Company’s capital stock (the “Share Payment”) instead of the RMB 260 million contemplated by the Original Agreement; (d) complete the Share Payment using a per share value of $1.70 for both common and preferred shares instead of the $1.90 contemplated by the Original Agreement; and (e) issue to Mr. Wang 16,837,340 preferred shares as a portion of the Share Payment instead of the 17,376,950 preferred shares contemplated by the Original Agreement.

On March 29, 2019, Shanghai TCH Energy Technology Co., Ltd (“Shanghai TCH”), a wholly owned subsidiary of China Recycling Energy Corporation (the “Company”) entered into a Termination Agreement (the “Termination Agreement”) of Equity Purchase Agreement and Supplementary Amendment Agreement with Mr. Jihua Wang. Shanghai TCH originally entered into an Equity Purchase Agreement dated on September 30, 2018 and Supplementary Amendment Agreement of Equity Purchase Agreement dated on November 21, 2018 with Mr. Wang (the “Original Agreements”) to purchase an 18% equity interest in Xi’an Xinhuan Energy Co., Ltd. from Mr. Wang, as disclosed in the Form 8-Ks filed on October 2, 2018 and November 26, 2018.

Pursuant to the Termination Agreement, the parties agree to cancel and terminate the Original Agreement upon the effective date of the Termination Agreement. Parties agree not to pursue any breach of contract liability against each other under Original Agreements.

Security Purchase Agreements

On October 29, 2018, China Recycling Energy Corporation entered into Securities Purchase Agreements with certain purchasers, pursuant to which the Company will offer to the Purchasers, in a registered direct offering, of 1,985,082 shares (the “Shares”) of the Company’s common stock.  The Shares will be sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for $0.125 per Warrant and gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Warrants will be exercisable on the date of issuance at an exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC is acting as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and will receive a fee equal to 7.0% of the gross proceeds received by the Company from the offerings, up to $75,000 for certain expenses and warrants to purchase our Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

Repayment of HYREF loan

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”), Guohua Ku, the Chairman and CEO of the Company, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met.

On December 29, 2018, Xi’an TCH, Xi’an Zhonghong, HYREF, Guohua Ku, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) entered into a Buy Back Agreement.

Pursuant to the Buy Back Agreement, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai (the “Buyers”) jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai, and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity will be the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., a subsidiary of Xi’an Hanneng is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements.

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”), pursuant to which Xi’an TCH agreed to transfer its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) to Hongyuan Huifu for consideration of RMB 3,453,867.31 ($504,000) (the “Fund Management Company Transfer Price”).

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,666,67 ($2,672,000) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to off-set the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company will owe RMB 3,453,867 to Hongyuan Huifu, and Xi’an TCH will owe RMB 14,852,799.36 ($2,168,000) to the Fund Management Company.

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Hongyuan Huifu agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($437,956).

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17,518,248) and Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18,549,000). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the RMB 247,066,000 ($36,068,029) loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

On January 22, 2019, Xi’an TCH completed the transaction contemplated in a Share Transfer Agreement (the “Fund Management Company Share Transfer Agreement”) which was entered on December 29, 2018. Pursuant to the Fund Management Company Share Transfer Agreement, Xi’an TCH transferred its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. to Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) for RMB 3,453,867 ($504,214).

On January 22, 2019, Shanghai TCH contemplated in a Share Transfer Agreement (the “Xi’an Zhonghong Share Transfer Agreement”) which was entered on December 29, 2018.  Pursuant to the Xi’an Zhonghong Share Transfer Agreement, Hongyuan Huifu transferred its 10% ownership in Xi’an Zhonghong New Energy Technology Co., Ltd. to Shanghai TCH for RMB 3 million ($437,956).

On January 22, 2019, Xi’an Zhonghong, completed the transaction contemplated in a CDQ WHPG Station Fixed Assets Transfer Agreement (the “Fixed Assets Transfer Agreement”) which was entered on December 29, 2018.   Pursuant to the Fixed Assets Transfer Agreement, Xi’an Zhonghong transferred a CDQ WHPG station to Beijing Hongyuan Recycling Energy Investment Center, LLP (“HYREF”) as the repayment of a loan for RMB 188,639,400 ($27,538,598) owed to HYREF. Xi’an TCH is a secondary limited partner of HYREF. The consideration of the CDQ WHPG station is determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018.

On February 15, 2019, Xi’an TCH and Xi’an Zhonghong completed the transfer of assets contemplated in a Projects Transfer Agreement (the “Agreement”) which was entered on January 4, 2019.   Pursuant to the Agreement, Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Chonggong Bai for RMB 120,000,000 (US$17,518,248) and Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18,549,781). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment by Xi’an Zhonghong for the RMB 247,066,000 ($36,068,029) loan to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

Securities Purchase Agreement

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) in the amount of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended.  The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on January 30, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

On February 13, 2019, China Recycling Energy Corporation entered into a Securities Purchase Agreement (the “Agreement”) with Great Essential Investment, Ltd. a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser in a private placement 1,600,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $1.013 per share for $1,620,800 (the “Private Placement”). The Company shall file a registration statement for the registration of the Shares for their resale by the Purchaser within 100 days from the effective date of this Agreement. The Private Placement will be completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) in the amount of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended.  The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

22. RESTATEMENT

On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh.

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the six and three months ended June 30, 2016 and as of June 30, 2016 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at June 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	$34,588,008	$35,289,806	$701,798
Current portion of investment in sales-type leases, net	5,629,204	5,690,343	61,139
Interest receivable on sales-type leases	1,486,391	1,258,536	(227,855)
Other receivables	721,042	238,834	(482,208)

Investment in sales-type leases, net	111,860,592	54,213,910	(57,646,682)

Total assets	$287,672,934	$230,079,126	$(57,593,808)

Deferred tax liability, net (current)	$1,058,223	$1,071,441	$13,218
Deferred tax liability, net (non-current)	9,145,713	3,018,445	(6,127,268)
Total liabilities	76,150,154	70,036,104	(6,114,050)

Statutory reserve	14,255,172	14,059,947	(195,225)
Accumulated other comprehensive income	(1,288,997)	(493,581)	795,416
Retained earnings	86,671,167	34,591,218	(52,079,949)
Total company stockholders’ equity	211,434,818	159,955,060	(51,479,758)
Total liabilities and equity	$287,672,934	$230,079,126	$(57,593,808)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$6,759	$1,107,721	$1,100,962
Cost of sales	8,125	921	(7,204)
Gross profit (loss)	(1,366)	1,106,800	1,108,166
Interest income on sales-type leases	8,659,829	8,197,534	(462,295)
Total operating income	8,658,463	9,304,334	645,871
General and administrative expenses	854,784	1,632,106	777,322
Impairment loss of net investment receivable	-	58,352,244	58,352,244
Income (loss) from operations	7,803,679	(50,680,016)	(58,483,695)

Income (loss) before income tax	1,320,979	(57,162,716)	(58,483,695)
Income tax expense	(972,768)	(7,181,285)	(6,208,517)

Net income (loss )attributable to China Recycling Energy Corporation	2,440,952	(49,834,226)	(52,275,178)
Foreign currency translation loss	(4,499,312)	(3,703,896)	795,416
Comprehensive loss attributable to China Recycling Energy Corporation	$(2,058,360)	$(53,538,122)	$(51,479,762)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$1,100,962	$1,100,962
Gross profit	-	1,100,962	1,100,962
Interest income on sales-type leases	3,778,299	3,316,004	(462,295)
Total operating income	3,778,299	4,416,966	638,667
General and administrative expenses	365,371	1,135,489	770,118
Impairment loss of net investment receivable	-	58,352,244	58,352,244
Income (loss) from operations	3,412,928	(55,070,767)	(58,483,695)

Income (loss) before income tax	1,068,462	(57,415,233)	(58,483,695)
Income tax expense	(1,183,539)	(7,392,056)	(6,208,517)

Net income (loss )attributable to China Recycling Energy Corporation	2,347,926	(49,927,252)	(52,275,178)
Foreign currency translation loss	(5,568,969)	(4,773,553)	795,416
Comprehensive loss attributable to China Recycling Energy Corporation	$(3,221,043)	$(54,700,805)	$(51,479,762)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the six months ended June 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Income (loss) including noncontrolling interest	$2,293,747	$(49,981,431)	$(52,275,178)
Impairment loss of net investment receivable	-	58,352,244	58,352,244
Changes in deferred tax	(1,878,676)	(8,087,193)	(6,208,517)
Interest receivable on sales-type leases	(957,030)	(825,579)	131,451

Net cash provided by operating activities	$24,061,791	$24,061,791	$-

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

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date.

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

	2016 (Restated)		2015
		% of Sales		% of Sales
Sales	$1,100,962	100%	$24,575,701	100%
Sales of systems	-	%	24,474,612	100%
Contingent rental income	1,100,962	100%	101,089	-%
Cost of sales	-	-%	21,464,596	87%
Cost of systems and contingent rental income	-	-%	21,464,596	87%
Gross profit	1,100,962	100%	3,111,105	13%
Interest income on sales-type leases	3,316,004	301%	6,329,343	26%
Total operating income	4,416,966	401%	9,440,448	38%
Total operating expenses	(59,487,733)	(5,403)%	(552,339)	(2)%
Income from operations	(55,070,767)	(5,002)%	8,888,109	36%
Total non-operating income (expenses), net	(2,344,466)	(213)%	3,684,740	15%
Income (loss) before income tax	(57,415,233)	(5,215)%	12,572,849	51%
Income tax expense (benefit)	(7,392,056)	(671)%	1,301,511	5%
Less: net loss attributable to noncontrolling interest	(95,925)	(9)%	(7,779)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(49,927,252)	(4,535)%	$11,279,117	46%

SALES. Total sales for the three months ended June 30, 2016 were $1.1 million while total sales for the comparable period of 2015 were $24.58 million, a decrease of $23.5 million. Of the total sales, sales of systems for the three months ended June 30, 2016 were $0, compared to $24.47 million for the three months ended June 30, 2015. For the three months ended June 30, 2015, the Datong project, a WGPG system, was completed and sold, while no systems were sold during the three months ended June 30, 2016. For the three months ended June 30, 2016, the Company received contingent rental income of $1.1 million, compared to $0.10 million of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended June 30, 2016 was $0 while our COS for the comparable period of 2015 was $21.46 million, a decrease of $21.46 million, due to the sale of Datong project.

GROSS PROFIT. Gross profit was $1.1 million for the three months ended June 30, 2016, compared to $3.11 million for the comparable period of 2015, representing a blended gross margin of 100% and 13% for the comparable periods of 2016 and 2015, respectively. The increase in blended gross margin in the three months ended June 30, 2016 was primarily due nil cost of systems or nil cost for contingent rental income for the three months ended June 30, 2016, compared to the period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2016 was $3.32 million, a $3.01 million decrease from $6.33 million for the comparable period of 2015. During the three months ended June 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	One WGPG system to Yida (15 years but sold in the 2nd quarter of 2016);
v.	Five power and steam generating systems to Erdos (20 years), up to lease term modification date.

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and impairment loss of net investment receivable totaling $59.49 million for the three months ended June 30, 2016 as compared to $0.55 million for the comparable period of 2015, an increase of $58.94 million or 10,670%. The increase was mainly due to $58.4 million impairment loss of net investment receivable and $0.75 million increase in system operation expense which was partly offset by a $0.02 million decrease in rental expenses, a $0.02 million decrease in payroll expenses, a $0.02 million decrease in consulting expenses and $0.11 million decrease in other administrative expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses, bank charges, impairment loss of net investment receivable and miscellaneous expenses. For the three months ended June 30, 2016, net non-operating expense was $2.34 million compared to net non-operating income of $3.68 million for the comparable period of 2015. For the three months ended June 30, 2016, we had $0.03 million interest income and $0.07 million other income, but the amounts were offset by a $2.03 million interest expense on loans and a $0.42 million loss from the sale of Yida project. For the comparable period of 2015, we had $0.02 million interest income, $4.59 million gain on systems repurchase from Jitie, and $0.38 million other income, which was offset by $1.31 million interest expense on loans.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $7.39 million for the three months ended June 30, 2016, an increase of $8.69 million in income tax benefit from $1.30 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the three months ended June 30, 2016 and 2015 were 34% and 10%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2016 was $49.93 million compared to net income of $11.28 million for the comparable period of 2015, a decrease of $61.21 million. This decrease in net income was mainly due to increased impairment of net investment receivable and decreased interest income on sales-type leases in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016 (Restated)		2015
		% of Sales		% of Sales
Sales	$1,107,721	100%	$24,750,039	100%
Sales of systems	-	-%	24,474,612	99%
Contingent rental income	1,107,721	100%	275,427	1%
Cost of sales	921	0.1%	21,476,876	87%
Cost of systems and contingent rental income	921	0.1%	21,476,876	87%
Gross profit	1,106,800	100%	3,273,163	13%
Interest income on sales-type leases	8,197,534	740%	12,821,625	52%
Total operating income	9,304,334	840%	16,094,788	65%
Total operating expenses	(59,984,350)	(5,415)%	(1,256,900)	(5)%
Income from operations	(50,680,016)	(4,575)%	14,837,888	60%
Total non-operating income (expenses), net	(6,482,700)	(585)%	2,860,373	12%
Income (loss) before income tax	(57,162,716)	(5,160)%	17,698,261	72%
Income tax expense (benefit)	(7,181,285)	(648)%	2,299,463	9%
Less: net loss attributable to noncontrolling interest	(147,205)	(13)%	(16,117)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(49,834,226)	(4,499)%	$15,414,915	62%

SALES. Total sales for the six months ended June 30, 2016 were $1.11 million while total sales for the comparable period of 2015 were $24.75 million, a decrease of $23.64 million. Of the total sales, sales of systems for the six months ended June 30, 2016 and 2015 were $0 and $24.47 million, respectively. For the six months ended June 30, 2016, the Company received contingent rental income of $1.11 million from the usage of electricity in addition to the minimum lease payments, compared to $0.28 million for the comparable period in 2015. For the sales-type lease, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the six months ended June 30, 2016 was $921 while our COS for the comparable period of 2015 was $21.48 million, a decrease of $21.47 million. The decrease was primarily due to the sale of the Datong project in 2015.

GROSS PROFIT. Gross profit was $1.11 million for the six months ended June 30, 2016, compared to $3.27 million gross profit for the comparable period of 2015, representing a blended gross profit margin of 99% and 13% for the comparable periods of 2016 and 2015, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2016 was $8.20 million, a $4.62 million decrease from $12.82 million for the comparable period of 2015. During the six months ended June 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);
ii.	One BMPG system to Shenqiu Phase I (11 years);
iii.	One BMPG system to Shenqiu Phase II (9.5 years);
iv.	One WGPG system to Yida (15 years but sold in 2nd quarter of 2016);
v.	Five power and steam generating systems to Erdos (20 years), up to lease term modification date.

In comparison, during the comparable period of 2015, interest income was derived from the following thirteen (13) sales-type leases:

i.	Two (2) BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One (1) BMPG system to Shenqiu Phase I (11 years);

iii.	One (1) BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five (5) power and steam generating systems to Erdos (20 years);

v.	One (1) WHPG system to Jitie (24 years, sold in 2nd quarter of 2015);

vi.	Two (2) BPRT systems to Shanxi Datong (30 years, sold in 2nd quarter of 2015); and

vii.	One (1) WGPG system to Yida (15 years).

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and impairment loss of net investment receivable totaling $59.98 million for the six months ended June 30, 2016, as compared to $1.26 million for the comparable period of 2015, an increase of $58.73 million or 4,672%. The increase was mainly due to $58.4 million impairment loss of net investment receivable and $0.75 million increase in system operation expense which was partly offset by a $0.05 million decrease in payroll expense, a $0.03 million decrease in travel expenses, a $0.03 million decrease in consulting expenses, a $0.06 million decrease in rental expenses and $0.31 million decrease in other administrative expenses compared to the same period of last year. These decreases in operating expenses were a result of our decreased revenue as well as the disposal of certain power generating systems.

NET NON-OPERATING EXPENSES. Net non-operating expense consisted of non-sales-type lease interest income, interest expenses, bank charges, impairment loss of net investment receivable and miscellaneous expenses. For the six months ended June 30, 2016, net non-operating expense was $6.48 million compared to net non-operating income of $2.86 million for the comparable period of 2015. For the six months ended June 30, 2016, we had $0.06 million interest income and $0.08 million other income, but the amounts were offset by a $3.38 million interest expense on loans, a $2.82 million loss from the sale of construction in progress of the Xuzhou Zhongtai project and a $0.42 million loss on systems repurchase from Yida. For the comparable period of 2015, we had $1.80 million interest expense on loans, but offset with $4.59 million gain on systems repurchase from Jitie and $0.01 million other income. In addition, we had $0.05 million interest income in the six months ended June 30, 2015.

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $7.18 million for the six months ended June 30, 2016, an increase of $9.48 million income tax benefit from $2.30 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the six months ended June 30, 2016 and 2015 were 33.4% and 13%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME (LOSS). Net loss for the six months ended June 30, 2016 was $49.83 million compared to net income of $15.41 million for the comparable period of 2015, a decrease of $65.25 million. This decrease in net income was mainly due to increased impairment loss of net investment receivable and decreased interest income on sales-type leases in the six months ended June 30, 2016.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2016 and 2015

As of June 30, 2016, the Company had cash and equivalents of $42.74 million, other current assets of $43.39 million, current liabilities of $50.57 million, working capital of $35.57 million, a current ratio of 1.70:1 and a debt-to-equity ratio of 0.44:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	2016 (Restated)	2015
Cash provided by (used in):
Operating Activities	$24,061,791	$47,797,702
Investing Activities	572,715	(20,164)
Financing Activities	(22,755,189)	(30,336,150)

Net cash provided by operating activities was $24.06 million during the six months ended June 30, 2016, compared to $47.80 million provided by operating activities in the comparable period of 2015. The decrease in net cash inflow in the six months ended June 30, 2016 was mainly due to a decrease in net income by $65.38 million but offset by $58.35 million of impairment loss on net investment receivable, a decrease in collection of principal on sales type leases by $28.24 million, and an increased cash outflow on accounts receivable by $12.48 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $31.65 million as a result of disposal of construction in progress of Xuzhou Zhongtai.

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

We believe we have sufficient cash to continue our current business through 2016 based on recurring receipts from existing sales-type leases. As of June 30, 2016, we have five recycling WHPG systems from the Erdos projects through operating leases and four BMPG systems (two for Pucheng and two for Shenqiu) through sales-type leases, all of which generate cash flow. In addition, we have access to bank loans in case of an immediate need for working capital. We believe we have sufficient cash resources to cover our anticipated capital expenditures in 2016. The 9 systems that are currently in operation have minimum monthly lease payments of RMB 8.28 million ($1.25 million).

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	June 30, 2016 (Restated)	December 31, 2015
Unrestricted retained earnings	$34,591,218	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,059,947	13,823,789
Retained earnings (including surplus reserve fund)	$48,651,165	$98,485,391

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd.**

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: April 5, 2019	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2019	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd.**

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith
**	Previously filed