Form 10-Q/A
period 2016-09-30
CHINA RECYCLING ENERGY CORP
filed 2019-04-05
CIK 721693

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, originally filed with the SEC on November 14, 2016 (the “Original Form 10-Q”) for the following purposes: reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and concluded the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals and, accordingly, were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016 (RESTATED)	2015
ASSETS

CURRENT ASSETS
Cash and equivalents	$40,680,516	$41,749,388
Restricted cash	-	1,130,344
Accounts receivable	25,723,889	15,399,778
Current portion of investment in sales-type leases, net	6,973,954	6,679,019
Interest receivable on sales type leases	3,094,017	555,451
Prepaid expenses	1,215,873	1,179,778
Other receivables	387,477	553,886

Total current assets	78,075,726	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	52,512,266	133,079,634
Long term investment	623,881	950,470
Long term deposit	63,953	57,033
Property and equipment, net	13,575	17,724
Construction in progress	89,003,252	115,522,068

Total non-current assets	142,216,927	249,626,929

TOTAL ASSETS	$220,292,653	$316,874,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,591,091	$427,732
Notes payable - bank acceptances	-	1,130,344
Taxes payable	854,429	1,058,417
Accrued liabilities and other payables	2,850,652	3,199,395
Due to related parties	44,059	44,059
Deferred tax liability, net	1,103,309	1,538,105
Loans payable - current	748,750	6,159,911
Interest payable on entrusted loans	211,626	268,801
Current portion of entrusted loan payable	49,417,473	43,119,379

Total current liabilities	56,821,389	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	2,578,984	10,771,348
Refundable deposit from customers for systems leasing	1,063,224	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	299,500	15,707,773

Total noncurrent liabilities	3,941,708	46,221,637

Total liabilities	60,763,097	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 and 8,310,159 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,210,589	13,823,789
Accumulated other comprehensive income	(2,589,793)	3,210,315
Retained earnings	36,130,249	84,661,602

Total Company stockholders’ equity	159,548,521	213,493,182

Noncontrolling interest	(18,965)	213,611

Total equity	159,529,556	213,706,793

TOTAL LIABILITIES AND EQUITY	$220,292,653	$316,874,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2016 (RESTATED)	2015	2016 (RESTATED)	2015
Revenue
Sales of systems	$-	$24,296,220	$-	$-
Contingent rental income	2,791,444	274,676	1,683,723	1,240

Total revenue	2,791,444	24,570,896	1,683,723	1,240

Cost of sales
Cost of systems and contingent rental income	-	21,323,089	-	2,719

Gross profit (loss)	2,791,444	3,247,807	1,683,723	(1,479)

Interest income on sales-type leases	9,879,962	17,989,599	1,682,428	5,167,974

Total operating income	12,671,406	21,237,406	3,366,151	5,166,495

Operating expenses
General and administrative	3,064,746	1,776,101	1,431,719	543,078
Impairment loss on net investment receivable	57,168,035		(1,184,209)

Income (loss) from operations	(47,561,375)	19,461,305	3,118,641	4,623,417
Non-operating income (expenses)
Interest income	98,790	106,898	35,288	53,082
Interest expense	(5,040,022)	(2,393,424)	(1,658,033)	(590,740)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,822,679)	-	-	-
Loss on systems repurchase from Yida	(417,952)	-	-	-
Gain on systems repurchase from Jitie and Datong	-	4,561,430	-	-
Other income	279,200	18,399	202,782	(29,412)

Total non-operating income (expenses), net	(7,902,663)	2,293,303	(1,419,963)	(567,070)

Income (loss) before income tax	(55,464,038)	21,754,608	1,698,678	4,056,347
Income tax expense (benefit)	(7,092,359)	3,096,126	88,926	796,663

Income (loss) before noncontrolling interest	(48,371,679)	18,658,482	1,609,752	3,259,684
Less: loss attributable to noncontrolling interest	(227,126)	(23,024)	(79,921)	(6,907)

Net income (loss) attributable to China Recycling Energy Corporation	(48,144,553)	18,681,506	1,689,673	3,266,591

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(5,800,108)	(8,494,720)	(2,096,212)	(8,713,755)
Foreign currency translation loss attributable to noncontrolling interest	(5,450)	(9,103)	(27,005)	(9,290)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(53,944,661)	$10,186,786	$(406,539)	$(5,447,164)

Comprehensive loss attributable to noncontrolling interest	$(232,576)	$(32,127)	$(106,926)	$(16,196)

Basic and diluted weighted average shares outstanding	8,310,198	8,308,019	8,310,198	8,308,404

Basic and diluted earnings (loss) per share	$(5.79)	$2.25	$0.20	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016 (RESTATED)	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (Loss) including noncontrolling interest	$(48,371,679)	$18,658,482
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Impairment loss for net investment receivable	57,168,035	-
Depreciation and amortization	3,667	23,948
Investment income	300,957	(151,989)
Changes in deferred tax	(8,303,783)	(1,370,648)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,765,716	-
Changes in assets and liabilities:
Interest receivable on sales type leases	(2,600,856)	377,892
Collection of principal on sales type leases	19,264,234	49,096,376
Prepaid expenses	(68,773)	(362,400)
Accounts receivable	(10,106,830)	16,186
Other receivables	(344,004)	(1,229,488)
Construction in progress	20,612,058	(13,921,409)
Accounts payable	1,066,424	1,668,863
Taxes payable	(175,134)	(1,366,659)
Interest payable on entrusted loan	(49,858)	(25,702)
Accrued liabilities and other payables	(727,410)	307,088

Net cash provided by operating activities	30,432,764	51,720,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,101,308	-
Acquisition of property and equipment	-	(20,017)

Net cash provided by (used in) investing activities	1,101,308	(20,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	6,478,992
Repayment of loans	(30,473,533)	(36,565,810)
Long term payable	-	(2,380,090)
Repayment of notes payable	(990,277)	-
Advance from related parties	-	3,239

Net cash used in financing activities	(31,463,810)	(32,463,669)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(1,139,134)	(1,933,210)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,068,872)	17,303,644
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF PERIOD	$40,680,516	$53,174,674

Supplemental cash flow data:
Income tax paid	$1,148,757	$4,586,391
Interest paid	$7,888,466	$13,383,971

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered on August 6, 2013.  In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. The JV currently has two power generation systems in Phase I with a total of 18MW power capacity, and three power generation systems in Phase II with a total of 27MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. The selling price of each Kwh will be determined annually based on market condition.The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date.

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

Accounts Receivable

As of September 30, 2016, the Company had accounts receivable of $25,723,889 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng and sale of CDQ and a CDQ WHPG system to Zhongtai) . As of December 31, 2015, the Company had accounts receivable of $15,399,778 (mainly from sale of CDQ and a CDQ WHPG system to Rongfeng), respectively.

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

The following table presents a reconciliation of basic and diluted EPS for the nine and three months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Net income	$(48,144,553)	$18,681,506	$1,689,673	$3,266,591

Weighted average shares outstanding – basic	8,310,198	8,308,019	8,310,198	8,308,404
Effect of dilutive securities:
Options granted	-	-	-	-

Weighted average shares outstanding – diluted	8,310,198	8,308,019	8,310,198	8,308,404
Earnings (loss) per share – basic	$(5.79)	$2.25	$0.20	$0.39
Earnings (loss) per share – diluted	$(5.79)	$2.25	$0.20	$0.39

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

	2016 (Restated)	2015
Total future minimum lease payments receivable	$100,646,920	$387,612,418
Less: executory cost	(5,654,150)	(93,054,738)
Less: unearned interest income	(35,506,550)	(154,799,027)
Investment in sales-type leases, net	59,486,220	139,758,653
Current portion	6,973,954	6,679,019
Noncurrent portion	$52,512,266	$133,079,634

As of September 30, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$18,074,815
2018	12,758,693
2019	12,758,693
2020	12,758,693
2021	12,758,693
Thereafter	31,537,333
Total	$100,646,920

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

6. OTHER RECEIVABLES

As of September 30, 2016, other receivables mainly consisted of (i) advance to third parties of $0.35 million, bearing no interest, payable upon demand; (ii) advances to employees of $0.03 million, bearing no interest, payable upon demand. As of December 31, 2015, other receivables mainly consisted of advance to third party of $0.05 million, bearing no interest, payable upon demand; advance to employees of $0.04 million, bearing no interest, payable upon demand; and maintenance cost and tax receivable of $0.47 million.

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

As of September 30, 2016 and December 31, 2015, deferred tax liability consisted of the following:

	2016 (Restated)	2015
Deferred tax asset — current (accrual of employee social insurance)	$159,431	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,262,740)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,103,309)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$10,549,083	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(13,128,067)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(2,578,984)	$(10,771,348)

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2016 and 2015, respectively:

	Nine Months		Three Months
	2016 (Restated)	2015	2016 (Restated)	2015
U.S. statutory rates	(34.0)%	34.0%	34.0%	34.0%
Tax rate difference – current provision	8.9%	(9.3)%	(9.5)%	(9.3)%
Effective tax holiday	-%	(7.9)%	-%	(6.4)%
Other	0.1%	(3.6)%	5.9%	-%
Prior periods income tax adjustment per income tax return filed	-%	-%	(0.2)%	-%
Valuation allowance on PRC NOL	11.9%	-%	(27)%	-%
Valuation allowance on US NOL	0.3%	1.0%	2.0%	1.3%
Tax per financial statements	(12.8)%	14.2%	5.2%	19.6%

The provision for income taxes expense for the nine and three months ended September 30, 2016 and 2015 consisted of the following:

	Nine Months		Three Months
	2016 (Restated)	2015	2016 (Restated)	2015
Income tax expense – current	$1,211,424	$4,466,774	$305,516	$730,828
Income tax expense (benefit) - deferred	(8,303,783)	(1,370,648)	(216,590)	65,835)
Total income tax expense (benefit)	$(7,092,359)	$3,096,126	$88,926	$796,663

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

Pursuant to the Amendment Agreement, Shanghai TCH agreed to (a) purchase an 18% equity interest in Xi’an Xinhuan Energy Co., Ltd. (“Xinhuan”) instead of the 20% equity interest contemplated by the Original Agreement; (b) pay an aggregate of RMB 288 million for such equity interests (the “Purchase Price) instead of the RMB 320 million contemplated by the Original Agreement; (c) pay RMB 228 million of the Purchase Price in shares of the Company’s capital stock (the “Share Payment”) instead of the RMB 260 million contemplated by the Original Agreement; (d) complete the Share Payment using a per share value of $1.70 for both common and preferred shares instead of the $1.90 contemplated by the Original Agreement; and (e) issue to Mr. Wang 16,837,340 preferred shares as a portion of the Share Payment instead of the 17,376,950 preferred shares contemplated by the Original Agreement.

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

Repayment of HYREF loan

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”), Guohua Ku, the Chairman and CEO of the Company, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station as the repayment of loan at RMB 188,639,400 (approximately US $27,538,598) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met.

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

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”), pursuant to which Xi’an TCH agreed to transfer its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) to Hongyuan Huifu for consideration of RMB 3,453,867.31 (approximately US $504,214) (the “Fund Management Company Transfer Price”).

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,666,67 (approximately US $2,672,506) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to off-set the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company will owe RMB 3,453,867.31 to Hongyuan Huifu, and Xi’an TCH will owe RMB 14,852,799.36 (approximately US $2,168,291) to the Fund Management Company.

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Hongyuan Huifu agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million (approximately US $437,956).

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 (US$17,518,248) and Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 (approximately US$18,549,781). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the RMB 247,066,000 (US$36,068,029) loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

On January 22, 2019, Xi’an TCH completed the transaction contemplated in a Share Transfer Agreement (the “Fund Management Company Share Transfer Agreement”) which was entered on December 29, 2018. Pursuant to the Fund Management Company Share Transfer Agreement, Xi’an TCH transferred its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. to Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) for consideration of RMB 3,453,867.31 (approximately US $504,214).

On January 22, 2019, Shanghai TCH contemplated in a Share Transfer Agreement (the “Xi’an Zhonghong Share Transfer Agreement”) which was entered on December 29, 2018.  Pursuant to the Xi’an Zhonghong Share Transfer Agreement, Hongyuan Huifu transferred its 10% ownership in Xi’an Zhonghong New Energy Technology Co., Ltd. to Shanghai TCH for consideration of RMB 3 million (approximately US $437,956).

On January 22, 2019, Xi’an Zhonghong, completed the transaction contemplated in a CDQ WHPG Station Fixed Assets Transfer Agreement (the “Fixed Assets Transfer Agreement”) which was entered on December 29, 2018.   Pursuant to the Fixed Assets Transfer Agreement, Xi’an Zhonghong transferred a CDQ WHPG station to Beijing Hongyuan Recycling Energy Investment Center, LLP (“HYREF”) as the repayment of a loan for RMB 188,639,400 (approximately US $27,538,598) owed to HYREF. Xi’an TCH is a secondary limited partner of HYREF. The consideration of the CDQ WHPG station is determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018.

On February 15, 2019, Xi’an TCH and Xi’an Zhonghong completed the transfer of assets contemplated in a Projects Transfer Agreement (the “Agreement”) which was entered on January 4, 2019.   Pursuant to the Agreement, Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Chonggong Bai for RMB 120,000,000 (US$17,518,248) and Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 (approximately US$18,549,781). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment by Xi’an Zhonghong for the RMB 247,066,000 (US$36,068,029) loan to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

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

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the nine and three months ended September 30, 2016 and as of September 30, 2016 were restated to reflect the above determination.

 The following table presents the effects of the restatement on the accompanying consolidated balance sheet at September 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	25,062,146	25,723,889	661,743
Current portion of investment in sales-type leases, net	6,948,365	6,973,954	25,589
Interest receivable on sales-type leases	3,320,420	3,094,017	(226,403)
Other receivables	873,448	387,477	(485,971)

Investment in sales-type leases, net	109,728,463	52,512,266	(57,216,197)
Total assets	277,533,892	220,292,653	(57,241,239)

Deferred tax liability, net (current)	1,089,690	1,103,309	13,619
Deferred tax liability, net (non-current)	8,811,021	2,578,984	(6,232,037)
Total liabilities	66,981,515	60,763,097	(6,218,418)

Statutory reserve	14,448,084	14,210,589	(237,495)
Accumulated other comprehensive income	(2,689,316)	(2,589,793)	99,523
Retained earnings	87,015,098	36,130,249	(50,884,849)
Total company stockholders’ equity	210,571,342	159,548,521	(51,022,821)
Total liabilities and equity	277,533,892	220,292,653	(57,241,239)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	-	2,791,444	2,791,444
Cost of sales	-	-	-
Gross profit	-	2,791,444	2,791,444
Interest income on sales-type leases	10,945,411	9,879,962	(1,065,449)
Total operating income	10,945,411	12,671,406	1,725,995
General and administrative expenses	1,153,894	3,064,746	1,910,852
Impairment loss of net investment receivable		57,168,035	57,168,035
Income (loss) from operations	9,791,517	(47,561,375)	(57,352,892)

Income (loss) before income tax	1,888,854	(55,464,038)	(57,352,892)
Income tax benefit	(861,811)	(7,092,359)	(6,230,548)

Net income (loss) attributable to China Recycling Energy Corporation	2,977,791	(48,144,553)	(51,122,344)
Foreign currency translation gain (loss)	(5,899,631)	(5,800,108)	99,523
Comprehensive loss attributable to China Recycling Energy Corporation	(2,921,840)	(53,944,661)	(51,022,821)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	-	1,683,723	1,683,723
Cost of Sales	-	-	-
Gross profit	-	1,683,723	1,683,723
Interest income on sales-type leases	2,286,948	1,682,428	(604,520)
Total operating income	2,286,948	3,366,151	1,079,203
General and administrative expense	299,110	1,431,719	1,132,609
Impairment loss of net investment receivable		(1,184,209)	(1,184,209)
Income from operations	1,987,838	3,118,641	1,130,803

Income before income tax	567,875	1,698,678	1,130,803
Income tax expense (benefit)	110,957	88,926	(22,031)

Net income attributable to China Recycling Energy Corporation	536,839	1,689,673	1,152,834
Foreign currency translation loss	(1,400,319)	(2,096,212)	(695,893)
Comprehensive income (loss) attributable to China Recycling Energy Corporation	(863,480)	(406,539)	456,941

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2016:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	2,750,665	(48,371,679)	(51,122,344)
Impairment loss of net investment receivable	-	57,168,035	57,168,035
Changes in deferred tax	(2,073,235)	(8,303,783)	(6,230,548)
Interest receivable on sales type leases	(2,785,713)	(2,600,856)	184,857

Net cash provided by operating activities	30,432,764	30,432,764	-

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

	2016		2015
		% of Sales		% of Sales
Sales	$1,683,723	100%	$1,240	100%
Sales of systems	-	-%	-	-%
Contingent rental income	1,683,723	100%	1,240	100%
Cost of sales	-	-%	2,719	219%
Cost of systems and contingent rental income	-	-%	-	-%
Gross income (loss)	1,683,723	100%	(1,479)	(119)%
Interest income on sales-type leases	1,682,428	99.9%	5,167,974	N/A
Total operating income	3,366,151	200%	5,166,495	N/A
Total operating expenses	(247,510)	(15)%	(543,078)	N/A
Income from operations	3,118,641	185%	4,623,417	N/A
Total non-operating income (expenses), net	(1,419,963)	(84)%	(567,070)	N/A
Income before income tax	1,698,678	101%	4,056,347	N/A
Income tax expense	88,926	5%	796,663	N/A
Less: net loss attributable to noncontrolling interest	(79,921)	(5)%	(6,907)	N/A
Net income attributable to China Recycling Energy Corp	$1,689,673	100.4%	$3,266,591	N/A

SALES. Total sales for the three months ended September 30, 2016 were $1,683,723, while total sales for the comparable period of 2015 were $1,240, an increase of $1,682,483. Of the total sales, sales of systems for the three months ended September 30, 2016 and 2015 were $0. For the three months ended September 30, 2016, the Company had contingent rental income of $1,683,723, compared to $1,240 of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the three months ended September 30, 2016 was $0 while our COS for the comparable period of 2015 was $2,719, a decrease of $2,719.

GROSS INCOME (LOSS). Gross income was $1,683,723 for the three months ended September 30, 2016, compared to gross loss $1,479 for the comparable period of 2015, representing a blended gross income margin of 100% and gross loss margin of (119)% for the comparable periods of 2016 and 2015, respectively. The increase in blended gross income margin in the three months ended September 30, 2016 was primarily due to nil cost of contingent rental income for the three months ended September 30, 2016, compared to contingent rental income of $1,240 and cost of sales of $2,719 for the same period of 2015.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2016 was $1.68 million, a $3.49 million decrease from $5.17 million for the comparable period of 2015. During the three months ended September 30, 2016, interest income was derived from the following 9 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years), up to lease term modification date

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and impairment loss of net investment receivable totaling $0.25 million for the three months ended September 30, 2016 as compared to $0.54 million for the comparable period of 2015, a decrease of $0.29 million or 54%. The decrease was mainly due to a $(1.18) million change in impairment loss on net investment receivable, a $0.03 million decrease in rental expenses, a $0.02 million decrease in payroll expenses, and a $0.15 million decrease in other administrative expenses, but offset by $1.13 million increase in Erdos system operating costs, compared to the same period of last year.

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

INCOME TAX EXPENSE. Income tax expense was $88,926 for the three months ended September 30, 2016, a decrease of $0.71 million in income tax expense from $0.80 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the three months ended September 30, 2016 and 2015 were 5.2% and 19.6%, respectively; the decrease in income tax expense in 2016 was mainly due to decreased pretax income compared to the same period of 2015. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to the expiration of such status.

NET INCOME. Net income for the three months ended September 30, 2016 was $1.69 million compared to net income of $3.27 million for the comparable period of 2015, a decrease of $1.58 million. This decrease in net income was mainly due to decreased interest income on sales-type leases and increased non-operating expenses in the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
		% of Sales		% of Sales
Sales	$2,791,444	100%	$24,570,896	100%
Sales of systems	-	-%	24,296,220	99%
Contingent rental income	2,791,444	100%	274,676	1%
Cost of sales	-	-%	21,323,089	87%
Cost of systems and contingent rental income	-	-%	21,323,089	87%
Gross profit	2,791,444	100%	3,247,807	13%
Interest income on sales-type leases	9,879,962	354%	17,989,599	73%
Total operating income	12,671,406	454%	21,237,406	86%
Total operating expenses	(60,232,781)	(2,158)%	(1,776,101)	(7)%
Income (loss) from operations	(47,561,375)	(1,704)%	19,461,305	79%
Total non-operating income (expenses), net	(7,902,663)	(283)%	2,293,303	9%
Income before income tax	55,464,038	(1,987)%	21,754,608	89%
Income tax expense (benefit)	(7,092,359)	(254)%	3,096,126	13%
Less: net loss attributable to noncontrolling interest	(227,126)	(8)%	(23,024)	-%
Net income attributable to China Recycling Energy Corp	$(48,144,553)	(1,725)%	$18,681,506	76%

SALES. Total sales for the nine months ended September 30, 2016 were $2,79 million, while total sales for the comparable period of 2015 were $24.57 million, a decrease of $21.78 million. Of the total sales, sales of systems for the nine months ended September 30, 2016 and 2015 were $0 and $24.30 million, respectively; the decrease was primarily due to the sale of the Datong project in 2015. For the nine months ended September 30, 2016, the Company had contingent rental income of $2.79 million, compared to $0.27 million for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease. In addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. COS for the nine months ended September 30, 2016 was $0 while our COS for the comparable period of 2015 was $21.32 million, a decrease of $21.32 million. The decrease was primarily due to the sale of the Datong project in 2015 while no sale of system in 2016.

GROSS PROFIT. Gross profit was $2.79 million for the nine months ended September 30, 2016, compared to $3.25 million for the comparable period of 2015, representing a blended gross margin of 100% and 13% for the comparable periods of 2016 and 2015, respectively. The increase in blended gross margin in the nine months ended September 30, 2016 was primarily due to a lack of systems sales and no cost of contingent rental income for the nine months ended September 30, 2016, compared to the same period of 2015, which we had cost of system sold for $21.32 million.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2016 was $9.88 million, a $8.11 million decrease from $17.99 million for the comparable period of 2015. During the nine months ended September 30, 2016, interest income was derived from the following 10 sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years), up to lease term modification date; and

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and impairment loss on net investment receivable totaling $60.23 million for the nine months ended September 30, 2016, as compared to $1.78 million for the comparable period of 2015, an increase of $58.46 million or 3,291%. The increase was mainly due to a $57.17 million impairment loss on net investment receivable and a $1.91 million increase in Erdos’s systems operating costs, which was partly offset by a $0.07 million decrease in payroll expense, a $0.03 million decrease in travel expenses, a $0.03 million decrease in consulting expenses, a $0.09 million decrease in rental expenses and $0.4 million decrease in other administrative expenses, compared to the same period of last year.

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

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $7.09 million for the nine months ended September 30, 2016, an increase of $10.19 million income tax benefit from $3.10 million income tax expense for the comparable period of 2015. The consolidated effective income tax rate for the nine months ended September 30, 2016 and 2015 were 12.8% and 14.2%, respectively; the increase in income tax benefit in 2016 was mainly due to the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purpose. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high tech enterprise status and is 25% for 2016 due to expiration of this status.

NET INCOME (LOSS). Net loss for the nine months ended September 30, 2016 was $48.14 million compared to net income of $18.68 million for the comparable period of 2015, a decrease of $66.83 million. This decrease in net income was mainly due $57.17 million impairment loss on net investment receivable and decreased interest income on sales-type leases in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2016 and 2015

As of September 30, 2016, the Company had cash and equivalents of $40.68 million, other current assets of $37.40 million, current liabilities of $56.82 million, working capital of $21.25 million, a current ratio of 1.37:1 and a debt-to-equity ratio of 0.38:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating Activities	$30,432,764	$51,720,540
Investing Activities	1,101,308	(20,017)
Financing Activities	(31,463,810)	(32,463,669)

Net cash provided by operating activities was $30.43 million during the nine months ended September 30, 2016, compared to $51.72 million provided by operating activities in the comparable period of 2015. The decrease in net cash inflow in the nine months ended September 30, 2016 was mainly due to a decrease in net income by $67.03 million but offset by $57.17 million impairment loss for net investment receivable, an increase in cash outflow for accounts receivable of $10.12 million, and a decrease in collection of principal on sales type leases of $29.83 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $34.53 million as a result of disposal of construction in progress of Xuzhou Zhongtai.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at
	September 30, 2016 (Restated)	December 31, 2015
Unrestricted retained earnings	$36,130,249	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,210,589	13,823,789
Retained earnings (including surplus reserve fund)	$50,340,838	$98,485,391

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