Form 10-K/A
period 2016-12-31
CHINA RECYCLING ENERGY CORP
filed 2019-04-08
CIK 721693

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the SEC on March 30, 2017 (the “Original Form 10-K”) to reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and pursuant to which we concluded that the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals. Accordingly, such lease payments were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. The certifications are filed as Exhibits 31.3, 31.4, 32.3 and 32.4. Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context.

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

	2016 (Restated)		2015
		% of Sales		% of Sales
Sales	$4,482,850	100%	$24,355,500	100%
Sales of systems	-	-%	24,083,232	99%
Contingent rental income	4,482,850	100%	272,268	1%
Cost of sales	74,415	2%	21,138,645	87%
Cost of systems and contingent rental income	74,415	2%	21,138,645	87%
Gross profit	4,408,435	98%	3,216,855	13%
Interest income on sales-type leases	11,629,410	259%	22,998,834	94%
Total operating income	16,037,845	358%	26,215,689	107%
Total operating expenses	(61,900,060)	(1,381)%	(2,308,608)	(9)%
Income (Loss) from operations	(45,862,215)	(1,023)%	23,907,081	98%
Total non-operating expenses, net	(9,713,878)	(217)%	(2,294,543)	(9)%
Income (Loss) before income tax	(55,576,093)	(1,240)%	21,612,538	89%
Income tax expense (benefit)	(6,933,525)	(155)%	3,244,695	13%
Less: net loss attributable to noncontrolling interest	(347,136)	(8)%	(29,582)	-%
Net income (loss) attributable to China Recycling Energy Corp	$(48,295,432)	(1,077)%	$18,397,425	76%

SALES. Total sales for the year ended December 31, 2016 were $4,482,850, while total sales for 2015 were $24.36 million, a decrease of $19.87 million. Of the total sales, sales of systems for the years ended December 31, 2016 and 2015 were $0 and $24.08 million, respectively; the decrease was primarily due to the sale of the Datong project in 2015. For the year ended December 31, 2016, the Company had contingent rental income of $4.48 million, compared to $0.27 million of contingent rental income from the usage of electricity in addition to the minimum lease payments for the comparable period in 2015. On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh. For the sales-type leases, sales and COS are recorded at the time of the lease; in addition to sales revenue, our other major source of revenue is interest income from the sales-type leases.

COST OF SALES. Cost of sales for the year ended December 31, 2016 was $74,415, while our COS for 2015 was $21.14 million (mainly was the cost of the system sold), a decrease of $21.06 million. We sold the Datong WGPG project upon completion of the construction in the year ended December 31, 2015; while we did not finish any new construction or sale any new system in the year ended December 31, 2016.

GROSS PROFIT. Gross profit was $4,408,435 for the year ended December 31, 2016, compared to gross profit of $3.22 million for 2015, representing a blended gross margin of 98% and 13% for the 2016 and 2015 fiscal years, respectively. The increase in blended gross profit margin in the year ended December 31, 2016 was primarily due to increased contingent rental income of Erdos TCH which was charged based on actual electricity sold resulting from a modified lease term effective on May 1, 2016.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2016 was $11.63 million, a $11.37 million decrease from $23 million for the year ended December 31, 2015. During the year ended December 31, 2016, interest income was derived from the following ten (10) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

iv.	Five power and steam generating systems to Erdos (20 years), up to lease modification date;

v.	One WGPG system to Yida (15 years but sold in 2nd quarter of 2016).

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and impairment loss on net investment receivable totaling $61.9 million for the year ended December 31, 2016, as compared to $2.31 million general and administrative expenses for 2015, a increase of $59.59 million or 2,581%. The increase was mainly due to a $57.37 million impairment loss on net investment receivable of Erdos TCH, and a $2.97 million increase in operating expense which was mainly from the system operating cost of Erdos TCH.

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

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $6.93 million for the year ended December 31, 2016, an increase of $10.18 million in income tax benefit from $3.24 million income tax expense for 2015. The consolidated effective income tax rate for the years ended December 31, 2016 and 2015 were (12.5)% and 15%, respectively; the increase in income tax benefit in 2016 was mainly due to increased taxable loss including the loss from disposal of fixed assets of Xuzhou Zhongtai and Yida systems per PRC tax return purposes. Xi’an TCH’s income tax rate was 15% for 2015 as a result of its high-tech enterprise status and is 25% for 2016 due to the expiration of such status.

NET INCOME (LOSS). Net loss for the year ended December 31, 2016 was $48.30 million compared to net income of $18.40 million for the year ended December 31, 2015, a decrease of $66.69 million. This decrease in net income was mainly due to $57.37 impairment loss on net investment receivable and decreased interest income on sales-type leases and increased non-operating expenses in the year ended December 31, 2016.

Liquidity and Capital Resources

Comparison of the years ended December 31, 2016 and 2015

As of December 31, 2016, the Company had cash and equivalents of $47.75 million, other current assets of $26.56 million, current liabilities of $53.96 million, working capital of $20.35 million, a current ratio of 1.38:1 and a debt-to-equity ratio of 0.37:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015:

	2016 (Restated)	2015
Cash provided by (used in):
Operating Activities	$39,514,211	$63,911,466
Investing Activities	1,105,039	(1,198,315)
Financing Activities	(31,570,390)	(54,431,989)

Net cash provided by operating activities was $39.51 million during the year ended December 31, 2016, compared to $63.91 million provided by operating activities in 2015. The $24.40 million decrease in net cash inflow in the year ended December 31, 2016 was mainly due to a decrease in net income by $67.01 million but was offset by $57.37 million impairment loss on net investment receivable, an increase in cash outflow for accrued liabilities and other payables by $2.05 million, a decrease on interest receivable on sales type leases by $5.57 million, and a decrease in collection of principal on sales type leases by $34.81 million; however, the decrease in cash inflow was partially offset by increased cash received in connection with construction in progress by $10.53 million as a result of disposal of construction in progress of Xuzhou Zhongtai, and an increased cash inflow on accounts receivable by $17.94 million.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As at December 31,
	2016 (Restated)	2015
Unrestricted retained earnings	$35,893,736	$84,661,602
Restricted retained earnings (surplus reserve fund)	14,296,223	13,823,789
Retained earnings (including surplus reserve fund)	$50,189,959	$98,485,391

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

As discussed in Note 23, the financial statements for 2016 were restated.

MJF & Associates, APC

Los Angeles, CA

March 30, 2017, except for Notes 22 and 23, for which the date is March 21, 2019

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2016 AND 2015

	2016 (RESTATED)	2015
ASSETS
CURRENT ASSETS
Cash and equivalents	$47,752,353	$41,749,388
Restricted cash	-	1,130,344
Accounts receivable	12,593,340	15,399,778
Current portion of investment in sales-type leases, net	8,101,583	6,679,019
Interest receivable on sales type leases	4,621,491	555,451
Prepaid expenses	682,781	1,179,778
Other receivables	560,468	553,886

Total current assets	74,312,016	67,247,644

NON-CURRENT ASSETS
Investment in sales-type leases, net	49,161,943	133,079,634
Long term investment	641,897	950,470
Long term deposit	61,564	57,033
Property and equipment, net	12,558	17,724
Construction in progress	86,493,182	115,522,068

Total non-current assets	136,371,144	249,626,929

TOTAL ASSETS	$210,683,160	$316,874,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,506,924	$427,732
Notes payable - bank acceptances	-	1,130,344
Taxes payable	1,202,677	1,058,417
Accrued liabilities and other payables	1,596,580	3,199,395
Due to related parties	44,059	44,059
Deferred tax liability, net	1,097,111	1,538,105
Loans payable - current	720,773	6,159,911
Interest payable on entrusted loans	224,090	268,801
Current portion of entrusted loan payable	47,570,996	43,119,379

Total current liabilities	53,963,210	56,946,143

NONCURRENT LIABILITIES
Deferred tax liability, net	1,968,241	10,771,348
Refundable deposit from customers for systems leasing	1,023,497	1,555,378
Loans payable	-	18,187,138
Entrusted loan payable	288,309	15,707,773

Total noncurrent liabilities	3,280,047	46,221,637

Total liabilities	57,243,257	103,167,780

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding as of December 31, 2016 and 2015, respectively	8,310	8,310
Additional paid in capital	111,789,166	111,789,166
Statutory reserve	14,296,223	13,823,789
Accumulated other comprehensive income (loss)	(8,415,101)	3,210,315
Retained earnings	35,893,736	84,661,602

Total Company stockholders’ equity	153,572,334	213,493,182

Noncontrolling interest	(132,431)	213,611

Total equity	153,439,903	213,706,793

TOTAL LIABILITIES AND EQUITY	$210,683,160	$316,874,573

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEAR ENDED DECEMBER 31,
	2016 (RESTATED)	2015

Revenue
Sales of systems	$-	$24,083,232
Contingent rental income	4,482,850	272,268

Total revenue	4,482,850	24,355,500

Cost of sales
Cost of systems and contingent rental income	74,415	21,138,645

Gross profit	4,408,435	3,216,855

Interest income on sales-type leases	11,629,410	22,998,834

Total operating income	16,037,845	26,215,689

Operating expenses
Impairment loss on net investment receivable	57,368,330	-
General and administrative	4,531,730	2,308,608

Total operating expense	61,900,060	2,308,608

Income (Loss) from operations	(45,862,215)	23,907,081

Non-operating income (expenses)
Interest income	129,762	161,086
Interest expense	(7,178,248)	(3,217,689)
Loss on sale of construction in progress of Xuzhou Zhongtai	(2,775,084)	-
Loss on systems repurchase from Yida	(410,905)	-
Loss on sale of construction in progress of Tangshan Rongfeng	-	(3,780,138)
Gain on systems repurchase from Jitie and Datong	-	4,521,443
Other income	520,597	20,755

Total non-operating expenses, net	(9,713,878)	(2,294,543)

Income (Loss) before income tax	(55,576,093)	21,612,538
Income tax expense (benefit)	(6,933,525)	3,244,695

Income (Loss) before noncontrolling interest	(48,642,568)	18,367,843

Less: loss attributable to noncontrolling interest	(347,136)	(29,582)

Net income (loss) attributable to China Recycling Energy Corporation	(48,295,432)	18,397,425

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(11,625,416)	(12,776,823)
Foreign currency translation gain (loss) attributable to noncontrolling interest	1,094	(13,606)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(59,920,848)	$5,620,602

Comprehensive loss attributable to noncontrolling interest	$(346,042)	$(43,188)

Basic and diluted weighted average shares outstanding	8,310,198	8,308,116

Basic and diluted earnings (loss) per share	$(5.81)	$2.21

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2016 (RESTATED)	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (Loss) including noncontrolling interest	$(48,642,568)	$18,367,843
Adjustments to reconcile income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	4,212	26,038
Stock option expense		9,390
Investment income	258,817	(184,160)
Changes in deferred tax	(8,832,530)	(1,252,455)
Impairment loss on net investment receivable	57,368,330	-
Loss on systems repurchase from Yida	410,905	-
Gain on systems repurchase from Jitie and Datong	-	(4,521,443)
Loss on sale of construction in progress of Xuzhou Zhongtai	2,775,084	-
Loss on sale of construction in progress of Tangshan Rongfeng	-	3,780,138
Changes in assets and liabilities:
Interest receivable on sales type leases	(5,192,402)	378,307
Collection of principal on sales type leases	19,955,404	54,760,726
Prepaid expenses	440,292	(295,539)
Accounts receivable	1,902,955	(16,039,444)
Other receivables	(52,387)	598,195
Construction in progress	19,830,172	9,300,928
Accounts payable	1,044,149	343,704
Taxes payable	221,314	(1,464,907)
Interest payable on entrusted loan	(28,751)	-
Accrued liabilities and other payables	(1,948,785)	104,145

Net cash provided by operating activities	39,514,211	63,911,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	1,105,039	(1,178,473)
Acquisition of property and equipment	-	(19,842)

Net cash provided by (used in) investing activities	1,105,039	(1,198,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	-	6,422,195
Repayment of loans	(30,576,758)	(58,498,170)
Long term payable	-	(2,359,225)
Repayment of notes payable	(993,632)	-
Advance from related parties	-	3,211

Net cash used in financing activities	(31,570,390)	(54,431,989)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(3,045,895)	(2,402,804)

NET INCREASE IN CASH AND EQUIVALENTS	6,002,965	5,878,358
CASH AND EQUIVALENTS, BEGINNING OF YEAR	41,749,388	35,871,030

CASH AND EQUIVALENTS, END OF YEAR	$47,752,353	$41,749,388

Supplemental cash flow data:
Income tax paid	$1,228,167	$6,226,976
Interest paid	$9,864,832	$16,355,968

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 (RESTATED) AND 2015

	Common stock		Paid in	Shares to be	Statutory	Other comprehensive	Retained		Noncontrolling
	Shares	Amount	capital	issued	reserves	income (loss)	earnings	Total	interest

Balance at January 1, 2015	8,302,698	8,302	111,592,283	18,750	11,888,170	15,987,138	68,199,797	207,863,192	256,799

Shares issued for IR service	7,500	8	187,493	(18,750)	-	-	-	-	-

Issuance of stock options	-	-	9,390	-	-	-	-	9,390	-
		-
Net income for year	-	-	-	-	-	-	18,397,425	18,397,425	(29,582)

Transfer to statutory reserves	-	-	-	-	1,935,619	-	(1,935,619)	-	-

Foreign currency translation loss	-	-	-	-	-	(12,776,823)	-	(12,776,823)	(13,606)

Balance at December 31, 2015	8,310,198	8,310	111,789,166	-	13,823,789	3,210,315	84,661,602	213,493,182	213,611

Net loss for year	-	-	-	-	-	-	(48,295,432)	(48,295,432)	(347,136)

Transfer to statutory reserves	-	-	-	-	472,434	-	(472,434)	-	-

Foreign currency translation loss	-	-	-	-	-	(11,625,416)	-	(11,625,416)	1,094

Balance at December 31, 2016	8,310,198	$8,310	$111,789,166	$-	$14,296,223	$(8,415,101)	$35,893,736	$153,572,334	$(132,431)

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As a result of modified lease terms of Erdos TCH, there was no minimum lease payments since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date as an asset impairment loss for $57,368,330. There was no impairment as of December 31, 2015.

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

As of December 31, 2016, and 2015, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation,” and FASB ASC Topic 505, “Equity.” The Company recognizes in its statement of operations FV at the grant date for stock options and other equity-based compensation issued to employees and non-employees.

Basic and Diluted Earnings (loss) per Share

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

The following table presents a reconciliation of basic and diluted EPS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016 (Restated)	2015
Net income (loss)	$(48,295,432)	$18,397,425

Weighted average shares outstanding – basic	8,310,198	8,308,116
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	8,310,198	8,308,116
Earnings (loss) per share – basic	$(5.81)	$2.21
Earnings (loss) per share – diluted	$(5.81)	$2.21

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

	2016 (Restated)	2015
Total future minimum lease payments receivable	$96,886,262	$387,612,418
Less: executory cost	(6,215,345)	(93,054,738)
Less: unearned interest income	(33,407,391)	(154,799,027)
Investment in sales-type leases, net	57,263,526	139,758,653
Current portion	8,103,583	6,679,019
Noncurrent portion	$49,161,943	$133,079,634

As of December 31, 2016, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2017	$20,469,944
2018	12,281,966
2019	12,281,966
2020	12,281,966
2021	12,281,966
Thereafter	27,288,454
Total	$96,886,262

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

As of December 31, 2016 and 2015, deferred tax liability consisted of the following:

	2016 (Restated)	2015
Deferred tax asset — current (accrual of employee social insurance)	$167,980	$98,372
Deferred tax liability — current (net investment in sales-type leases)	(1,265,091)	(1,636,477)
Deferred tax liability, net of deferred tax asset – current	$(1,097,111)	$(1,538,105)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$10,322,245	$22,498,560
Deferred tax liability — noncurrent (net investment in sales-type leases)	(12,290,486)	(33,269,908)
Deferred tax liability, net of deferred tax asset – noncurrent	$(1,968,241)	$(10,771,348)

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2016 and 2015, respectively:

	2016 (Restated)	2015
U.S. statutory rates	(34.0)%	34.0%
Tax rate difference – current provision	8.9%	(9.3)%
Effective tax holiday	-%	(7.2)%
Other	-%	(2.0)%
Tax rate change for future deferred tax items	(0.1)%	-%
Prior periods income tax adjustment per income tax return filed	-%	(1.8)%
Permanent differences	(1.9)%	-%
Valuation allowance on PRC NOL	14.3%	0.1%
Valuation allowance on US NOL	0.3%	1.2%
Tax per financial statements	(12.5)%	15.0%

The provision for income taxes expense (benefit) for the years ended December 31, 2016 and 2015 consisted of the following:

	2016 (Restated)	2015
Income tax expense – current	$1,899,005	$4,497,150
Income tax benefit - deferred	(8,832,530)	(1,252,455)
Total income tax expense (benefit)	$(6,933,525)	$3,244,695

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

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2016

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($959,387)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 67,810,355 ($10,410,458)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,926,378)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

23. RESTATEMENT

On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh.

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the year ended December 31, 2016 and as of December 31, 2016 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at December 31, 2016:

	Previously	Restated	Net Adjustment
Current portion of investment in sales-type leases, net	$9,385,453	$8,101,583	$(1,283,870)
			-
Investment in sales-type leases, net (Non-current)	101,706,978	49,161,943	(52,545,035)
			-
Total Assets	$264,512,065	$210,683,160	$(53,828,905)
			-
Deferred tax liability, net (current)	$1,418,078	$1,097,111	$(320,967)
Deferred tax liability, net (Non-current)	7,482,901	1,968,241	(5,514,660)

Total Liabilities	63,078,884	57,243,257	(5,835,627)
			-
Statutory reserve	14,473,924	14,296,223	(177,701)
Accumulated other comprehensive income	(10,544,426)	(8,415,101)	2,129,325
Retained earnings	85,838,638	35,893,736	(49,944,902)
			-
Total Company stockholders’ equity	201,565,612	153,572,334	(47,993,278)
			-
Total liabilities and equity	$264,512,065	$210,683,160	$(53,828,905)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2016:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$6,645	$4,482,850	$4,476,205
Cost of sales	11,654	74,415	62,761
Gross profit (loss)	(5,009)	4,408,435	4,413,444
Interest income on sales-type leases	12,165,572	11,629,410	(536,162)
Total operating income	12,160,563	16,037,845	3,877,282
General and administrative expenses	1,563,333	4,531,730	2,968,397
Impairment loss on net investment receivable	242,305	57,368,330	57,126,025
Income (loss) from operations	10,354,925	(45,862,215)	(56,217,140)
			-
Income (loss) before income tax	641,047	(55,576,093)	(56,217,140)
Income tax expense (benefit)	(838,988)	(6,933,525)	(6,094,537)
			-
Net income (loss) attributable to China Recycling Energy Corporation	1,827,171	(48,295,432)	(50,122,603)
Foreign currency translation gain (loss)	(13,754,741)	(11,625,416)	2,129,325
Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(11,927,570)	$(59,920,848)	$(47,993,278)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the year ended December 31, 2016:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	$1,480,035	$(48,642,568)	$(50,122,603)
Impairment loss on net investment receivable	242,305	57,368,330	57,126,025
Changes in deferred tax	(2,737,993)	(8,832,530)	(6,094,537)
Interest receivable on sales type leases	(4,283,517)	(5,192,402)	(908,885)

Net cash provided by operating activities	$39,514,211	$39,514,211	$-

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

China Recycling Energy Corporation

Date: April 5, 2019	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer

Date: April 5, 2019	By:	/s/ Binfeng Gu
Bingeng Gu
Chief Financial Officer, Principal Financial Officer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2019.

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

Signature	Title

/s/ Guohua Ku
Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer

/s/ Binfeng Gu
Binfeng Gu	Chief Financial Officer, Principal Financial Officer and Secretary

/s/ Xiaogang Zhu
Xiaogang Zhu	Director

/s/ Geyun Wang
Geyun Wang	Director

/s/ LuLu Sun
LuLu Sun	Director

/s/ Xiaoping Guo
Xiaoping Guo	Director

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