Form 10-K/A
period 2017-12-31
CHINA RECYCLING ENERGY CORP
filed 2019-04-08
CIK 721693

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

NONE.

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the SEC on April 13, 2018 (the “Original Form 10-K”) to reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and pursuant to which we concluded that the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals. Accordingly, such lease payments were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

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

Accounts Receivable

As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from sale of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of December 31, 2017, the interest receivable on sales type leases was $9,619,278, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

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

	2017 (Restated)		2016 (Restated)
		% of Sales		% of Sales
Sales	$6,489,504	100%	$4,482,850	100%
Sales of systems	-	-%	-	-%
Contingent rental income	6,489,504	100%	4,482,850	100%
Cost of sales	-	-%	74,415	2%
Cost of systems and contingent rental income	-	-%	74,415	2%
Gross profit (loss)	6,489,504	100%	4,408,435	98%
Interest income on sales-type leases	6,610,169	102%	11,629,410	259%
Total operating income	13,099,673	202%	16,037,845	358%
Total operating expenses	(7,293,226)	(112)%	(61,900,060)	(1,381)%
Income (loss) from operations	5,806,447	(89)%	(45,862,215)	(1,023)%
Total non-operating expenses, net	(5,436,669)	(84)%	(9,713,878)	(217)%
Income (loss) before income tax	369,778	6%	(55,576,093)	(1,240)%
Income tax expense (benefit)	8,039,476	124%	(6,933,525)	(155)%
Less: net loss attributable to noncontrolling interest	(327,147)	(5)%	(347,136)	(8)%
Net income (loss) attributable to China Recycling Energy Corp	$(7,342,551)	(113)%	$(48,295,432)	(1,077)%

SALES. Total sales for the years ended December 31, 2017 and 2016 were $6,489,504 and $4,482,850, respectively, which were contingent rental income.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2017 and 2016 were $0 and $74,415, respectively. We did not finish any new construction or sale any new system in the years ended December 31, 2017 and 2016.

GROSS PROFIT. Gross profit for the years ended December 31, 2017 and 2016 was $6.49 million and $4.41 million, respectivley, representing a gross margin of 100% and 98%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2017 was $6.61 million, a $5.02 million decrease from $11.63 million for the year ended December 31, 2016. During the year ended December 31, 2017, interest income was derived from the following four (4) sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $7.29 million for the year ended December 31, 2017, compared to $4.53 million general and administrative expenses and $57.37 million impairment loss on net investment receivable for 2016. The $2.76 million increase in general and administrative expenses in 2017 was mainly due to increased bad debt expenses of $1.74 million, increased Erdos TCH’s system operating costs by $1.41 million, which was partially offset by decreased of rent expense by $44,570, of payroll expense by $164,159, of office expense by $48,297 and of travel expense by $43,781.

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

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $8.04 million for the year ended December 31, 2017, compared with $6.93 million income tax benefit for 2016. The consolidated effective income tax rate for the years ended December 31, 2017 and 2016 were 2,174% and (12.5)%, respectively.

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

NET LOSS. Net loss for the year ended December 31, 2017 was $7.34 million compared to net loss of $48.30 million for the year ended December 31, 2016, a decrease of $40.95 million. This decrease in net loss was mainly due to $57.37 million decreased impairment loss on net investment receivable, even though we had decreased interest income on sales-type leases by $5.02 million and increased income tax expense by $14.97 million in the year ended December 31, 2017.

Liquidity and Capital Resources

Comparison of the year ended December 31, 2017 and 2016

As of December 31, 2017, the Company had cash and equivalents of $49.83 million, other current assets of $39.89 million, current liabilities of $66.27 million, working capital of $23.46 million, a current ratio of 1.35:1 and a debt-to-equity ratio of 0.49:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016:

	2017 (Restated)	2016 (Restated)
Cash provided by (used in):
Operating Activities	$(285,103)	$39,514,211
Investing Activities	-	1,105,039
Financing Activities	(740,542)	(31,570,390)

Net cash used in operating activities was $0.29 million during the year ended December 31, 2017, compared to $39.51 million provided by operating activities in 2016. The decrease in net cash inflow in the year ended December 31, 2017 was mainly due to a decrease in cash inflow from construction in progress by $23.06 million as a result of the disposal of the Xuzhou Zhongtai construction in progress in 2016, an increased cash outflow for other receivable by $2.87 million, an increased cash outflow for notes receivable by $0.95 million, and a decreased cash inflow from collection of principal on sales type leases by $18.65 million. However, the decrease in cash inflow was partially offset by increased interest receivable collection by $0.63 million, decreased payment on accrued liabilities and other payables by $1.49 million, and decreased payment on taxes payable by $7.91 million during the year ended December 31, 2017.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	December 31 2017 (Restated)	December 31, 2016 (Restated)
Unrestricted retained earnings	$28,321,696	$35,893,736
Restricted retained earnings (surplus reserve fund)	14,525,712	14,296,223
Retained earnings (including surplus reserve fund)	$42,847,408	$50,189,959

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2017 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Entrusted loan	$50,825,375	$-	12
Total	$50,825,375	$-

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

MJF & Associates, APC

Los Angeles, CA

April 13, 2018, except for Notes 21 and 22 for which the date is March 21, 2019

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER, 31, 2017 AND 2016

	2017 (Restated)	2016 (Restated)

ASSETS

CURRENT ASSETS
Cash and equivalents	$49,830,243	$47,752,353
Notes receivable	979,462	-
Accounts receivable	15,858,804	12,593,340
Current portion of investment in sales-type leases, net	11,531,745	8,101,583
Interest receivable on sales type leases	9,619,278	4,621,491
Prepaid expenses	739,423	682,781
Other receivables	1,169,660	560,468

Total current assets	89,728,615	74,312,016

NON-CURRENT ASSETS
Investment in sales-type leases, net	46,110,374	49,161,943
Long term investment	514,896	641,897
Long term deposit	16,775	61,564
Property and equipment, net	11,957	12,558
Construction in progress	95,165,973	86,493,182

Total non-current assets	141,819,975	136,371,144

TOTAL ASSETS	$231,548,590	$210,683,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,229,163	$1,506,924
Taxes payable	2,423,780	1,202,677
Accrued liabilities and other payables	1,618,316	1,596,580
Due to related parties	43,623	44,059
Loans payable - current	-	720,773
Interest payable on entrusted loans	8,131,256	224,090
Current portion of entrusted loan payable	50,825,375	47,570,996

Total current liabilities	66,271,513	52,866,099

NONCURRENT LIABILITIES
Income tax payable	6,998,625	-
Deferred tax liability, net	2,157,414	3,065,352
Refundable deposit from customers for systems leasing	1,086,591	1,023,497
Entrusted loan payable	-	288,309

Total noncurrent liabilities	10,242,630	4,377,158

Total liabilities	76,514,143	57,243,257

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 8,310,198 shares issued and outstanding	8,310	8,310
Additional paid in capital	111,796,813	111,789,166
Statutory reserve	14,525,712	14,296,223
Accumulated other comprehensive income (loss)	860,553	(8,415,101)
Retained earnings	28,321,696	35,893,736

Total Company stockholders’ equity	155,513,084	153,572,334

Noncontrolling interest	(478,637)	(132,431)

Total equity	155,034,447	153,439,903

TOTAL LIABILITIES AND EQUITY	$231,548,590	$210,683,160

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2017 (Restated)	2016 (Restated)

Revenue
Sales of systems	$-	$-
Contingent rental income	6,489,504	4,482,850

Total revenue	6,489,504	4,482,850

Cost of sales
Cost of systems and contingent rental income	-	74,415

Gross income	6,489,504	4,408,435

Interest income on sales-type leases	6,610,169	11,629,410

Total operating income	13,099,673	16,037,845

Operating expenses
Impairment loss on net investment receivable	-	57,368,330
General and administrative	7,293,226	4,531,730

Total operating expenses	7,293,226	61,900,060

Income from operations	5,806,447	(45,862,215)

Non-operating income (expenses)
Interest income	143,606	129,762
Interest expense	(5,564,473)	(7,178,248)
Loss on sale of construction in progress of Xuzhou Zhongtai	-	(2,775,084)
Loss on systems repurchase from Yida	-	(410,905)
Other income (loss)	(15,802)	520,597

Total non-operating expenses, net	(5,436,669)	(9,713,878)

Income (loss) before income tax	369,778	(55,576,093)
Income tax expense (benefit)	8,039,476	(6,933,525)

Loss before noncontrolling interest	(7,669,698)	(48,642,568)

Less: loss attributable to noncontrolling interest	(327,147)	(347,136)

Net loss attributable to China Recycling Energy Corporation	(7,342,551)	(48,295,432)

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	9,275,654	(11,625,416)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(19,059)	1,094

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$1,933,103	$(59,920,848)

Comprehensive loss attributable to noncontrolling interest	$(346,206)	$(346,042)

Basic weighted average shares outstanding	8,310,198	8,310,198
Diluted weighted average shares outstanding	8,310,353	8,310,198

Basic earnings / (loss) per share	$(0.88)	$(5.81)
Diluted earnings / (loss) per share	$(0.88)	$(5.81)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2017 (Restated)	2016 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(7,669,698)	$(48,642,568)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	1,744,717	-
Depreciation and amortization	1,332	4,212
Stock option expense	7,647	-
Investment loss	176,481	258,817
Changes in deferred tax	(1,061,548)	(8,832,530)
Asset impairment loss	-	57,368,330
Loss on systems repurchase from Yida	-	410,905
Loss on sales of construction in progress of Xuzhou Zhongtai	-	2,775,084
Changes in assets and liabilities:
Interest receivable on sales type leases	(4,561,000)	(5,192,402)
Collection of principal on sales type leases	1,305,124	19,955,404
Prepaid expenses	(14,083)	440,292
Accounts receivable	(2,408,924)	1,902,955
Other receivables	(509,529)	(52,387)
Notes receivable	(947,894)	-
Construction in progress	(3,233,251)	19,830,172
Accounts payable	1,576,876	1,044,149
Taxes payable	8,128,237	221,314
Interest payable on entrusted loan	7,638,951	(28,751)
Accrued liabilities and other payables	(458,541)	(1,948,785)

Net cash provided by (used in) operating activities	(285,103)	39,514,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	1,105,039

Net cash provided by investing activities	-	1,105,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(740,542)	(30,576,758)
Repayment of notes payable	-	(993,632)

Net cash used in financing activities	(740,542)	(31,570,390)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	3,103,535	(3,045,895)

NET INCREASE IN CASH AND EQUIVALENTS	2,077,890	6,002,965
CASH AND EQUIVALENTS, BEGINNING OF YEAR	47,752,353	41,749,388

CASH AND EQUIVALENTS, END OF YEAR	$49,830,243	$47,752,353

Supplemental cash flow data:
Income tax paid	$1,815,010	$1,228,167
Interest paid	$14,614	$9,864,832

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 (Restated) AND 2016 (Restated)

	Common stock		Paid in	Statutory	Other comprehensive	Retained		Noncontrolling
	Shares	Amount	capital	reserves	income (loss)	earning	Total	interest

Balance at January 1, 2016	8,310,198	$8,310	$111,789,166	$13,823,789	$3,210,315	$84,661,602	$213,493,182	$213,611

Net income for year	-	-	-	-	-	(48,295,432)	(48,295,432)	(347,136)

Transfer to statutory reserves	-	-	-	472,434	-	(472,434)	-	-

Foreign currency translation loss	-	-	-	-	(11,625,416)	-	(11,625,416)	1,094

Balance at December 31, 2016	8,310,198	8,310	111,789,166	14,296,223	(8,415,101)	35,893,736	153,572,334	(132,431)

Net loss for year	-	-	-	-	-	(7,342,551)	(7,342,551)	(327,147)

Stock options issued	-	-	7,647	-	-	-	7,647	-

Transfer to statutory reserves	-	-	-	229,489	-	(229,489)	-	-

Foreign currency translation loss	-	-	-	-	9,275,654	-	9,275,654	(19,059)

Balance at December 31, 2017	8,310,198	$8,310	$111,796,813	$14,525,712	$860,553	$28,321,696	$155,513,084	$(478,637)

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

Accounts Receivable

As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai). As of December 31, 2016, the Company had accounts receivable of $12,593,340 (from the sales of CDQ and a CDQ WHPG system to Zhongtai).

Interest Receivable on Sales Type Leases

As of December 31, 2017, the interest receivable on sales type leases was $9,619,278, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2016, the interest receivable on sales type leases was $4,621,491.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As a result of modified lease terms of Erdos TCH effective on May 1, 2016, there was no minimum lease payments since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases as an asset impairment loss for $57,368,330 for the year ended December 31, 2016. The Company did not record any asset impairment loss for the year ended December 31, 2017.

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

The following table presents a reconciliation of basic and diluted EPS for the year ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017 (Restated)	2016 (Restated)
Net income (loss)	$(7,342,551)	$(48,295,432)

Weighted average shares outstanding – basic	8,310,198	8,310,198
Effect of dilutive securities:

Earnings (loss) per share – basic	$(0.88)	$(5.81)

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

	2017 (Restated)	2016 (Restated)
Total future minimum lease payments receivable	$99,155,214	$96,886,262
Less: executory cost	(6,360,901)	(6,215,345)
Less: unearned interest	(23,730,094)	(28,785,901)
Less: realized interest income but not yet received	(9,619,278)	(4,621,490)
Less: bad debt allowance for net investment receivable	(1,802,822)
Investment in sales-type leases, net	57,642,119	57,263,526
Current portion	11,531,745	8,103,583
Noncurrent portion	$46,110,374	$49,161,943

As of December 31, 2017, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2018	$31,067,306
2019	13,039,087
2020	13,039,087
2021	13,039,087
2022	11,523,982
Thereafter	17,446,665
Total	$99,155,214

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

6. OTHER RECEIVABLES

As of December 31, 2017, other receivables mainly consisted of (i) advances to third parties of $7,652, bearing no interest, payable upon demand. As of December 31, 2016, other receivables mainly consisted of an advance to a third party of $0.53 million, bearing no interest, payable upon demand; and advances to employees of $0.02 million, bearing no interest, payable upon demand.

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

As of December 31, 2017 and 2016, deferred tax liability consisted of the following:

	2017 (Restated)	2016 (Restated)
Deferred tax asset — current (accrual of employee social insurance)	$640,322	$167,980
Deferred tax liability — current (net investment in sales-type leases)	(1,520,537)	(1,265,091)
Deferred tax liability, net of current deferred tax asset	$(880,215)	$(1,097,111)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$10,250,394	$10,322,245
Deferred tax liability — noncurrent (net investment in sales-type leases)	(11,527,593)	(12,290,486)
Deferred tax liability, net of noncurrent deferred tax asset	$(1,277,199)	$(1,968,241)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(2,157,414)	$(3,065,352)

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016, respectively:

	2017 (Restated)	2016 (Restated)
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference – current provision	(13.5)%	8.9%
Other	-%	-%
Tax rate change for future deferred tax items	30.6%	(0.1)%
Prior periods income tax adjustment per income tax return filed	(4.2)%	-%
Section 965 one-time transition tax	2,046.7%	-%
Permanent differences	1.0%	(1.9)%
Valuation allowance on PRC NOL	63.2%	14.3%
Valuation allowance on US NOL	16.3%	0.3%
Tax (benefit) per financial statements	2,174%	(12.5)%

The provision for income taxes expense for years ended December 31, 2017 and 2016 consisted of the following:

	2017 (Restated)	2016 (Restated)
Income tax expense – current	$9,101,026	$1,899,005
Income tax benefit – deferred	(1,061,548)	(8,832,530)
Total income tax expense (benefit)	$8,039,476	$(6,933,525)

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

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2017

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

Pursuant to the Amendment Agreement, Shanghai TCH agreed to (a) purchase an 18% equity interest in Xi’an Xinhuan Energy Co., Ltd. (“Xinhuan”) instead of the 20% equity interest contemplated by the Original Agreement; (b) pay RMB 288 million ($42.05 million) for such equity interests (the “Purchase Price) instead of the RMB 320 million contemplated by the Original Agreement; (c) pay RMB 228 million of the Purchase Price in shares of the Company’s capital stock (the “Share Payment”) instead of the RMB 260 million contemplated by the Original Agreement; (d) complete the Share Payment using a per share value of $1.70 for both common and preferred shares instead of the $1.90 contemplated by the Original Agreement; and (e) issue to Mr. Wang 16,837,340 preferred shares as a portion of the Share Payment instead of the 17,376,950 preferred shares contemplated by the Original Agreement.

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

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for a purchase price of $0.125 per Warrant and gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Warrants will be exercisable on the date of issuance at an initial exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC is acting as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and will receive a cash fee equal to 7.0% of the gross proceeds received by the Company from the offerings, of up to $75,000 for certain expenses and warrants to purchase our Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

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

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”), pursuant to which Xi’an TCH agreed to transfer its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) to Hongyuan Huifu for consideration of RMB 3,453,867 ($504,214) (the “Fund Management Company Transfer Price”).

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,666 ($2,672,506) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to off-set the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company will owe RMB 3,453,867 to Hongyuan Huifu, and Xi’an TCH will owe RMB 14,852,799.36 ($2,168,291) to the Fund Management Company.

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

On January 22, 2019, Xi’an TCH completed the transaction contemplated in a Share Transfer Agreement (the “Fund Management Company Share Transfer Agreement”) which was entered on December 29, 2018. Pursuant to the Fund Management Company Share Transfer Agreement, Xi’an TCH transferred its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. to Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) for consideration of RMB 3,453,867 ($504,214).

On January 22, 2019, Shanghai TCH contemplated in a Share Transfer Agreement (the “Xi’an Zhonghong Share Transfer Agreement”) which was entered on December 29, 2018.  Pursuant to the Xi’an Zhonghong Share Transfer Agreement, Hongyuan Huifu transferred its 10% ownership in Xi’an Zhonghong New Energy Technology Co., Ltd. to Shanghai TCH for consideration of RMB 3 million ($437,956).

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

On February 15, 2019, Xi’an TCH and Xi’an Zhonghong completed the transfer of assets contemplated in a Projects Transfer Agreement (the “Agreement”) which was entered on January 4, 2019.   Pursuant to the Agreement, Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Chonggong Bai for RMB 120,000,000 ($17,518,248) and Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18,549,781). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment by Xi’an Zhonghong for the RMB 247,066,000 ($36,068,029) loan to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

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

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended.  The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay a 125% premium on any amounts outstanding under the Note. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

22. RESTATEMENT

On April 28, 2016, Erdos TCH and Erdos entered a supplemental agreement, effective on May 1, 2016, Erdos TCH cancelled monthly minimum lease payments from Erdos, and charges Erdos based on actual electricity sold at RMB 0.30 / Kwh.

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the year ended December 31, 2017 and as of December 31, 2017 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at December 31, 2017:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	$13,369,655	$15,858,804	2,489,149
Current portion of investment in sales-type leases, net	13,076,516	11,531,745	(1,544,771)
Interest receivable on sales type leases	9,869,357	9,619,278	(250,079)
Other receivables	3,064,451	1,169,660	(1,894,791)

Investment in sales-type leases, net (non-current)	100,628,588	46,110,374	(54,518,214)

Total Asset	287,267,296	231,548,590	(55,718,706)

Deferred tax liability, net	8,635,151	2,157,414	(6,477,737)

Total Liability	82,991,880	76,514,143	(6,477,737)

Statutory reserve	14,733,361	14,525,712	(207,649)
Accumulated other comprehensive income	1,634,627	860,553	(774,074)
Retained earnings	76,580,942	28,321,696	(48,259,246)

Total Company stockholders’ equity	204,754,053	155,513,084	(49,240,969)

Total liability and equity	$287,267,296.00	$231,548,590	$(55,718,706)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	-	$6,489,504	$6,489,504
Cost of sales	-	-	-
Gross profit	-	6,489,504	6,489,504
Interest income on sales-type leases	$7,285,192	6,610,169	(675,023)
Total operating income	7,285,192	13,099,673	5,814,481
General and administrative expenses	2,822,321	7,293,226	4,470,905
Impairment loss of net investment receivable	38,859	-	(38,859)
Income from operations	4,424,012	5,806,447	1,382,435

Income (loss) before income tax	(1,012,657)	369,778	1,382,435
Income tax expense	8,312,749	8,039,476	(273,273)

Net loss attributable to China Recycling Energy Corporation	(8,998,259)	(7,342,551)	1,655,708
Foreign currency translation gain	12,179,053	9,275,654	(2,903,399)
Comprehensive income attributable to China Recycling Energy Corporation	$3,180,794	$1,933,103	$(1,247,691)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the year ended December 31, 2017:

	As Previously Reported	Restated	Net Adjustment
Loss including noncontrolling interest	$(9,325,406)	$(7,669,698)	$1,655,708
Asset impairment loss	38,859	-	(38,859)
Changes in deferred tax	(788,276)	(1,061,548)	(273,272)
Interest receivable on sales type leases	(4,803,020)	(4,561,000)	242,020
Collection of principals on sales type leases	2,315,517	1,305,124	(1,010,393)
Accounts receivable	-	(2,408,924)	(2,408,924)
Other receivables	(2,343,249)	(509,529)	1,833,720

Net cash provided by operating activities	39,514,211	39,514,211	-

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

China Recycling Energy Corporation

Date: April 5, 2019	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer, Principal Executive Officer

Date: April 5, 2019	By:	/s/ Binfeng Gu
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