Form 10-Q/A
period 2018-03-31
CHINA RECYCLING ENERGY CORP
filed 2019-04-08
CIK 721693

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

 EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, originally filed with the SEC on May 15, 2018 (the “Original Form 10-Q”) for the following purposes: reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and concluded the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals and, accordingly, were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	MARCH 31, 2018 (Unaudited )(Restated)	DECEMBER 31, 2017 (Restated)

ASSETS

CURRENT ASSETS
Cash and equivalents	$53,208,386	$49,830,243
Notes receivable	620,219	979,462
Accounts receivable	17,248,195	15,858,804
Current portion of investment in sales-type leases, net	12,558,719	11,531,745
Interest receivable on sales type leases	10,483,356	9,619,278
Prepaid expenses	457,058	739,423
Other receivables	1,280,231	1,169,660
Total current assets	95,856,164	89,728,615

NON-CURRENT ASSETS
Investment in sales-type leases, net	46,208,501	46,110,374
Long term investment	514,354	514,896
Long term deposit	17,431	16,775
Property and equipment, net	12,381	11,957
Construction in progress	99,746,555	95,165,973
Total non-current assets	146,499,222	141,819,975
TOTAL ASSETS	242,355,386	$231,548,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,244,223	$3,229,163
Taxes payable	2,623,770	2,423,780
Accrued liabilities and other payables	1,716,649	1,618,316
Due to related parties	41,129	43,623
Interest payable on entrusted loans	10,472,162	8,131,256
Current portion of entrusted loan payable	52,798,143	50,825,375
Total current liabilities	70,896,076	66,271,513

NONCURRENT LIABILITIES
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	2,119,260	2,157,414
Refundable deposit from customers for systems leasing	1,129,117	1,086,591
Total noncurrent liabilities	10,247,002	10,242,630
Total liabilities	81,143,078	76,514,143

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 8,310,198 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,601,702	14,525,712
Accumulated other comprehensive income	7,265,831	860,553
Retained earnings	28,131,469	28,321,696
Total Company stockholders' equity	161,804,125	155,513,084
Noncontrolling interest	(591,817)	(478,637)
Total equity	161,212,308	155,034,447
TOTAL LIABILITIES AND EQUITY	$242,355,386	$231,548,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018 (Restated)	2017 (Restated)

Revenue
Sales of systems	$-	$-
Contingent rental income	1,422,831	1,771,032
Total revenue	1,422,831	1,771,032
Cost of sales
Cost of systems and contingent rental income	-	-
Gross income	1,422,831	1,771,032
Interest income on sales-type leases	1,606,615	1,678,975
Total operating income	3,029,446	3,450,007
Operating expenses
General and administrative	1,506,231	1,203,167
Total operating expenses	1,506,231	1,203,167
Income from operations	1,523,215	2,246,840
Non-operating income (expenses)
Interest income	37,204	36,033
Interest expense	(1,424,628)	(1,357,210)
Other income (loss)	(1,741)	4,523
Total non-operating expenses, net	(1,389,165)	(1,316,654)
Income before income tax	134,050	930,186
Income tax expense	339,545	317,245
Income (loss) before noncontrolling interest	(205,495)	612,941
Less: loss attributable to noncontrolling interest	(91,258)	(88,423)

Net income (loss) attributable to China Recycling Energy Corporation	(114,237)	701,364

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corporation	6,405,278	843,107
Foreign currency translation loss attributable to noncontrolling interest	(21,922)	(554)
Comprehensive income attributable to China Recycling Energy Corporation	$6,291,041	$1,544,471
Comprehensive loss attributable to noncontrolling interest	$(113,180)	$(88,977)
Basic weighted average shares outstanding	8,310,198	8,310,198
Diluted weighted average shares outstanding	8,310,198	8,310,198
Basic earnings / (loss) per share	$(0.01)	$0.08
Diluted earnings / (loss) per share	$(0.01)	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018 (Restated)	2017 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(205,495)	$612,941
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	99,879	-
Depreciation and amortization	42	379
Investment loss	4,144	(39,751)
Changes in deferred tax	(118,450)	(21,977)
Changes in assets and liabilities:
Interest receivable on sales type leases	(471,136)	(1,678,975)
Collection of principal on sales type leases	992,791	-
Prepaid expenses	300,790	292,580
Other receivables	(62,605)	(198,314)
Accounts receivable	(742,756)	(1.200,787)
Notes receivable	384,148	(145,220)
Construction in progress	(827,120)	(781,692)
Accounts payable	(107,562)	407,204
Taxes payable	124,592	347,070
Interest payable on entrusted loan	1,954,355	1,846,312
Accrued liabilities and other payables	(66,998)	(258,148)

Net cash provided by (used in) operating activities	1,258,619	(818,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes of restricted cash	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(145,220)
Repayment of notes payable	-	-
Net cash used in financing activities	-	(145,220)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	2,119,524	262,168

NET INCREASE IN CASH AND EQUIVALENTS	3,378,143	(701,430)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$53,208,386	$47,050,923

Supplemental cash flow data:
Income tax paid	$441,099	$12,030
Interest paid	$-	$216,817

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

Accounts Receivable

As of March 31, 2018, the Company had accounts receivable of $17,248,195 (from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for electricity sold).

Interest Receivable on Sales Type Leases

As of March 31, 2018, the interest receivable on sales type leases was $10,483,356 mainly from recognized but not yet collected interest income for the Pucheng, Shenqiu systems. As of December 31, 2017, the interest receivable on sales type leases was $9,619,278.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company did not record any asset impairment loss for the quarter ended March 31, 2018 and 2017.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018 (Restated)	2017 (Restated)
Net income (loss)	$(114,237)	$701,364

Weighted average shares outstanding – basic	8,310,198	8,310,198
Effect of dilutive securities:
Options granted	-	-

Weighted average shares outstanding – diluted	8,310,198	8,310,198
Earnings (loss) per share – basic	$(0.01)	$0.08
Earnings (loss) per share – diluted	$(0.01)	$0.08

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

	2018 (Restated)	2017 (Restated)
Total future minimum lease payments receivable	$100,682,241	$99,155,214
Less: executory cost	(6,458,859)	(6,360,901)
Less: unearned interest	(22,996,056)	(23,730,094)
Less: realized interest income but not yet received	(10,483,356)	(9,619,278)
Less: allowance for net investment receivable	(1,976,750)	(1,802,822)
Investment in sales-type leases, net	58,767,220	57,642,119
Current portion	12,558,719	11,531,745
Noncurrent portion	$46,208,501	$46,110,374

As of March 31, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2019	$33,316,900
2020	13,549,403
2021	13,549,403
2022	13,549,403
2023	10,400,598
Thereafter	16,316,534
Total	$100,682,241

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

6. OTHER RECEIVABLES

As of March 31, 2018, other receivables mainly consisted of (i) advances to third parties of $8,166, bearing no interest, payable upon demand. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand.

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

As of March 31, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018 (Restated)	2017 (Restated )
Deferred tax asset — current (accrual of employee social insurance)	$197,038	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(1,629,858)	(1,520,537)
Deferred tax liability, net of current deferred tax asset	$(1,432,820)	$(1,330,921)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$10,371,498	$10,250,394
Deferred tax asset — noncurrent (asset impairment loss)	494,187	450,706
Deferred tax liability — noncurrent (net investment in sales-type leases)	(11,552,125)	(11,527,594)
Deferred tax liability, net of noncurrent deferred tax asset	$(686,440)	$(826,493)
Total Deferred tax liability, noncurrent per ASU 2015-17	$(2,119,260)	$(2,157,414)

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2018 and 2017, respectively:

	2018 (Restated)	2017 (Restated)
U.S. statutory rates	21.0%	34.0%
Tax rate difference – current provision	7.4%	(8.0)%
Other	16.4%	(3.8)%
Permanent differences	-%	-%
Valuation allowance on PRC NOL	190.8%	11.9%
Valuation allowance on US NOL	17.7%	-%
Tax (benefit) per financial statements	253.3%	34.1%

The provision for income taxes expense for three months ended March 31, 2018 and 2017 consisted of the following:

	2018 (Restated)	2017 (Restated)
Income tax expense – current	$457,995	$339,222
Income tax expense – deferred	(118,450)	(21,977)
Total income tax expense	$339,545	$317,245

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

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2018 (Restated)

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,854,362 ($10,682,975)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,813 ($2,914,868)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the three months ended March 31, 2018 and 2017, and as of March 31, 2018 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at March 31, 2018:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	13,892,910	17,248,195	3,355,285
Current portion of investment in sales-type leases, net	14,462,637	12,558,719	(1,903,918)
Interest receivable on sales type leases	10,871,828	10,483,356	(388,472)
Other receivables	4,166,751	1,280,231	(2,886,520)

Investment in sales-type leases, net (Non-current)	102,418,107	46,208,501	(56,209,606)

Total Assets	300,388,617	242,355,386	(58,033,231)

Deferred tax liability, net	9,025,026	2,119,260	(6,905,766)

Total Liabilities	88,048,844	81,143,078	(6,905,766)

Statutory reserve	14,830,811	14,601,702	(229,109)
Accumulated other comprehensive income	9,965,698	7,265,831	(2,699,867)
Retained earnings	76,329,958	28,131,469	(48,198,489)

Total Company stockholders' equity	212,931,590	161,804,125	(51,127,465)

Total liabilities and equity	300,388,617	242,355,386	(58,033,231)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2018:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	-	1,422,831	1,422,831
Interest income on sales-type leases	2,006,039	1,606,615	(399,424)
Total operating income	2,006,039	3,029,446	1,023,407
General and administrative expenses	353,507	1,506,231	1,152,724

Income from operations	1,652,532	1,523,215	(129,317)

Income before income tax	263,367	134,050	(129,317)
Income tax expense	508,159	339,545	(168,614)

Net loss attributable to China Recycling Energy Corporation	(153,534)	(114,237)	39,297
Foreign currency translation gain	8,331,071	6,405,278	(1,925,793)
Comprehensive income attributable to China Recycling Energy Corporation	8,177,537	6,291,041	(1,886,496)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended March 31, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	-	1,771,032	1,771,032
Interest income on sales-type leases	2,128,016	1,678,975	(449,041)
Total operating income	2,128,016	3,450,007	1,321,991
General and administrative expenses	109,061	1,203,167	1,094,106
Income from operations	2,018,955	2,246,840	227,885
			-
Income before income tax	702,301	930,186	227,885
Income tax expense	416,303	317,245	(99,058)
			-
Net income attributable to China Recycling Energy Corporation	374,421	701,364	326,943
Foreign currency translation gain	1,105,984	843,107	(262,877)
Comprehensive income attributable to China Recycling Energy Corporation	1,480,405	1,544,471	64,066

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the three months ended March 31, 2018:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	(244,792)	(205,495)	39,297

Changes in deferred tax	50,164	(118,450)	(168,614)
Interest receivable on sales type leases	(595,397)	(471,136)	124,261
Collection of principal on sales type leases	1,131,561	992,791	(138,770)
Accounts receivable	-	(742,756)	(742,756)
Other receivables	(949,187)	(62,605)	886,582

Net cash provided by operating activities	1,258,619	1,258,619	-

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the three months ended March 31, 2017:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	285,998	612,941	326,943
Changes in deferred tax	77,081	(21,977)	(99,058)
Interest receivable on sales type leases	(1,806,915)	(1,678,975)	127,940
Collection of principal on sales type leases	55,579	-	(55,579)
Accounts receivable	-	(1,200,787)	(1,200,787)
Other receivables	(1,098,855)	(198,314)	900,541

Net cash used in operating activities	(818,378)	(818,378)	-

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

Accounts Receivable

As of March 31, 2018, the Company had accounts receivable of $17,248,195 from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2017, the Company had accounts receivable of $15,858,804 from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for the electricity sold.

Interest Receivable on Sales Type Leases

As of March 31, 2018, the interest receivable on sales type leases was $10,483,356, mainly representing recognized but not yet collected interest income for the Pucheng, Shenqiu, and Erdos systems.

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

	2018 (Restated)		2017 (Restated)
		% of Sales		% of Sales
Sales	$1,422,831	100%	$1,771,032	100%
Sales of systems	-	-%	1,771,032	100%
Contingent rental income	1,422,831	100%	-	-%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	1,422,831	100%	1,771,032	100%
Interest income on sales-type leases	1,606,615	113%	1,678,975	95%
Total operating income	3,029,446	213%	3,450,007	195%
Total operating expenses	1,506,231	106%	1,203,167	68%
Income from operations	1,523,215	107%	2,246,840	127%
Total non-operating expenses, net	(1,389,165)	(98)%	(1,316,654)	74%
Income before income tax	134,050	9%	930,186	53%
Income tax expense	339,545	24%	317,245	18%
Less: net loss attributable to noncontrolling interest	(91,258)	(6)%	(88,423)	(5)%
Net income (loss) attributable to China Recycling Energy Corp	$(114,237)	(8)%	$701,364	40%

SALES. Total sales for the three months ended March 31, 2018 and 2017 were $1,422,831 and $1,771,032, respectively. The sales was from the actual electricity sold in Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2018 and 2017 were $0, respectively. We did not finish any new construction or sale any new system in the three months ended March 31, 2018 and 2017.

GROSS PROFIT. Gross profit for the three months ended March 31, 2018 and 2017 were $1,422,831 and $1,771,032 respectively, representing a gross margin of 100% and 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2018 was $1.61 million, a $72,360 decrease from $1.68 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years); and

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

In comparison, during the three months ended March 31, 2017, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years); and

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $1.51 million for the three months ended March 31, 2018, compared to $1.20 million for the three months ended March 31, 2017, an increase of $303,064 or 25%. The increase was mainly due to an increase in bad debt allowance expenses of $99,879.

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

INCOME TAX EXPENSE. Income tax expense was $0.34 million for the three months ended March 31, 2018, compared with $0.32 million income tax expense for the three months ended March 31, 2017. The consolidated effective income tax rate for the three months ended March 31, 2018 and 2017 were 253.3% and 34.1%, respectively. The increase in consolidated income tax rate in the three months ended March 31, 2018 was due to increased income tax expense from increased valuation allowance for deferred tax asset for net operating loss of Zhonghong.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2018 was $114,237 compared to net income of $701,364 for the three months ended March 31, 2017, a decrease of income of $815,601. This decrease in net income was mainly due to the decreased contingent rental income, decreased interest income on sales-type leases and increased general and administrative expense in the three months ended March 31, 2018.

Liquidity and Capital Resources

Comparison of three months Ended March 31, 2018 and 2017

As of March 31, 2018, the Company had cash and equivalents of $53.21 million, other current assets of $42.65 million, current liabilities of $70.90 million, working capital of $24.96 million, a current ratio of 1.35:1 and a debt-to-equity ratio of 0.50:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating Activities	$1,258,619	$(818,378)
Investing Activities	-	-
Financing Activities	-	(145,220)

Net cash provided by operating activities was $1.26 million during the three months ended March 31, 2018, compared to $0.82 million cash used in operating activities in the three months ended March 31, 2017. The increase in net cash inflow in the three months ended March 31, 2018 was mainly due to increased collection of principal on sales type lease by $992,791, an increased collection of notes receivable by $529,368, a decreased cash outflow on accounts receivable and other receivables by $593,740, and a decrease in cash outflow of interest receivable on sales type leases by $1,207,839, which was partly offset by increased net loss by $818,436 and increased payment on accounts payable by $514,776.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	March 31 2018 (Restated)	December 31, 2017 (Restated)
Unrestricted retained earnings	$28,131,469	$28,321,696
Restricted retained earnings (surplus reserve fund)	14,601,702	14,525,712
Retained earnings (including surplus reserve fund)	$42,733,171	$42,847,408

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