Form 10-Q/A
period 2018-06-30
CHINA RECYCLING ENERGY CORP
filed 2019-04-08
CIK 721693

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2018, originally filed with the SEC on August 14, 2018 (the “Original Form 10-Q”) for the following purposes: reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and concluded the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals and, accordingly, were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	JUNE 30, 2018 (Restated)	DECEMBER 31, 2017 (Restated)

ASSETS

CURRENT ASSETS
Cash and equivalents	$51,138,316	$49,830,243
Notes receivable	906,810	979,462
Accounts receivable	16,998,804	15,858,804
Current portion of investment in sales-type leases, net	12,220,921	11,531,745
Interest receivable on sales type leases	9,845,608	9,619,278
Prepaid expenses	147,598	739,423
Other receivables	1,338,442	1,169,660
Total current assets	92,596,499	89,728,615

NON-CURRENT ASSETS
Investment in sales-type leases, net	42,241,411	46,110,374
Long term investment	488,249	514,896
Long term deposit	16,566	16,775
Property and equipment, net	9,766	11,957
Construction in progress	95,616,923	95,165,973
Total non-current assets	138,372,915	141,819,975
TOTAL ASSETS	$230,969,414	$231,548,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,581,825	$3,229,163
Taxes payable	2,770,023	2,423,780
Accrued liabilities and other payables	1,598,871	1,618,316
Due to related parties	41,152	43,623
Interest payable on entrusted loans	11,895,849	8,131,256
Current portion of entrusted loan payable	50,176,828	50,825,375
Total current liabilities	70,064,548	66,271,513

NONCURRENT LIABILITIES
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	1,500,680	2,157,414
Refundable deposit from customers for systems leasing	1,073,059	1,086,591
Total noncurrent liabilities	9,572,364	10,242,630
Total liabilities	79,636,912	76,514,143

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,561,911	14,525,712
Accumulated other comprehensive income	(1,119,916)	860,553
Retained earnings	26,738,579	28,321,696
Total Company stockholders’ equity	151,985,697	155,513,084
Noncontrolling interest	(653,195)	(478,637)
Total equity	151,332,502	155,034,447
TOTAL LIABILITIES AND EQUITY	$230,969,414	$231,548,590

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)

Revenue
Sales of systems	$-	$-	$-	$-
Contingent rental income	2,804,268	3,309,272	1,381,437	1,538,240
Total revenue	2,804,268	3,309,272	1,381,437	1,538,240
Cost of sales
Cost of systems and contingent rental income	-	-	-	-
Gross income	2,804,268	3,309,272	1,381,437	1,538,240
Interest income on sales-type leases	2,264,481	3,327,583	657,866	1,648,608
Total operating income	5,068,749	6,636,855	2,039,303	3,186,848
Operating expenses
General and administrative	3,692,406	2,534,750	2,186,175	1,331,583
Total operating expenses	3,692,406	2,534,750	2,186,175	1,331,583
Income (loss) from operations	1,376,343	4,102,105	(146,872)	1,855,265
Non-operating income (expenses)
Interest income	77,220	70,877	40,016	34,844
Interest expense	(2,918,465)	(2,722,742)	(1,493,837)	(1,365,532)
Other income (loss)	(1,281)	7,798	460	3,275
Total non-operating expenses, net	(2,842,526)	(2,644,067)	(1,453,361)	(1,327,413)
Income (loss) before income tax	(1,466,183)	1,458,038	(1,600,233)	527,852
Income tax expense (benefit)	267,918	610,995	(71,627)	293,750
Income (loss) before noncontrolling interest	(1,734,101)	847,043	(1,528,606)	234,102

Less: loss attributable to noncontrolling interest	(187,183)	(178,255)	(95,925)	(89,832)

Net income (loss) attributable to China Recycling Energy Corporation	(1,546,918)	1,025,298	(1,432,681)	323,934

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(1,980,469)	3,484,452	(8,385,747)	4,327,559
Foreign currency translation loss attributable to noncontrolling interest	12,626	(5,686)	34,548	(5,132)
Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(3,527,387)	$4,509,750	$(9,818,428)	$4,651,493
Comprehensive loss attributable to noncontrolling interest	$(174,557)	$(183,941)	$(61,377)	$(94,964)
Basic and diluted weighted average shares outstanding	8,310,198	8,310,198	$8,310,198	$8,310,198
Basic and diluted earnings / (loss) per share	$(0.19)	$0.12	$(0.17)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2018 (Restated)	2017 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(1,734,101)	$847,043
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	835,871	-
Depreciation and amortization	2,117	760
Stock option expense	-	4,647
Investment loss	4,815	(87,331)
Changes in deferred tax	(653,123)	(53,656)
Changes in assets and liabilities:
Interest receivable on sales type leases	(358,904)	(2,730,500)
Collection of principal on sales type leases	1,716,968	370,139
Prepaid expenses	604,127	578,292
Other receivables	(190,118)	(320,537)
Accounts receivable	(1,386,881)	(1,469,996)
Notes receivable	62,686	(786,061)
Construction in progress	(1,696,509)	(1,575,823)
Accounts payable	407,382	661,102
Taxes payable	382,467	(51,783)
Interest payable on entrusted loan	4,008,587	3,722,719
Accrued liabilities and other payables	(253,103)	(291,187)
Net cash provided by (used in) operating activities	1,752,281	(1,182,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(727,834)
Net cash used in financing activities	-	(727,834)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(444,208)	1,133,676

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,308,073	(776,330)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$51,138,316	$46,976,023

Supplemental cash flow data:
Income tax paid	$956,858	$1,128,756
Interest paid	$-	$14,363

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

Accounts Receivable

As of June 30, 2018, the Company had accounts receivable of $16,998,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold).

Interest Receivable on Sales Type Leases

As of June 30, 2018, the interest receivable on sales type leases was $9,845,608, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2017, the interest receivable on sales type leases was $9,619,278. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng leasee was at least one year overdue in its payments.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company did not record any asset impairment loss for the six and three months ended June 30, 2018 and 2017.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 becomes effective for the Company on January 1, 2019. Early adoption is permitted. The adoption of this accounting pronouncement is not expected to have an impact on the Company’s CFS.

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

	2018 (Restated)	2017 (Restated)
Total future minimum lease payments receivable	$94,187,347	$99,155,214
Less: executory cost	(6,042,207)	(6,360,901)
Less: unearned interest	(21,854,351)	(23,730,094)
Less: realized interest income but not yet received	(9,241,978)	(9,619,278)
Less: allowance for net investment receivable	(2,586,479)	(1,802,822)
Investment in sales-type leases, net	54,462,332	57,642,119
Current portion	12,220,921	11,531,745
Noncurrent portion	$42,241,411	$46,110,374

As of June 30, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by years are as follows:

2019	$33,385,727
2020	12,876,704
2021	12,876,704
2022	12,876,704
2023	8,387,994
Thereafter	13,783,514
Total	$94,187,347

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

6. OTHER RECEIVABLES

As of June 30, 2018, other receivables mainly consisted of (i) advances to third parties of $7,557, bearing no interest, payable upon demand. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand.

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

As of June 30, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018 (Restated)	2017 (Restated)
Deferred tax asset — current (accrual of employee social insurance)	$187,255	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(1,597,776)	(1,520,538)
Deferred tax liability, net of current deferred tax asset	$(1,410,521)	$(1,330,921)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$9,590,713	$10,250,395
Deferred tax asset — noncurrent (asset impairment loss)	879,480	450,706
Deferred tax liability — noncurrent (net investment in sales-type leases)	(10,560,354)	(11,527,594)
Deferred tax liability, net of noncurrent deferred tax asset	$(90,159)	$(826,493)
Total Deferred tax liability, noncurrent per ASU 2015-17	$(1,500,680)	$(2,157,414)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2018 and 2017, respectively:

	Six Months		Three Months
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)
U.S. statutory rates	(21.0)%	34.0%	(21.0)%	34.0%
Tax rate difference – current provision	(3.3)%	(9.0)%	(3.7)%	(10.8)%
Other	7.8%	(1.5)%	7.9%	(2.5)%
Permanent differences	10.3%	0.1%	9.5%	0.3%
Valuation allowance on PRC NOL	21.0%	18.2%	1.1%	29.5%
Valuation allowance on US NOL	3.5%	0.1%	1.7%	0.1%
Tax (benefit) per financial statements	18.3%	41.9%	(4.5)%	55.7%

The provision for income taxes expense for the six and three months ended June 30, 2018 and 2017 consisted of the following:

	Six Months		Three Months
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)
Income tax expense – current	$921,041	$664,651	$463,046	$325,428
Income tax expense – deferred	(653,123)	(53,656)	(534,673)	31,678
Total income tax expense	$267,918	$610,995	$(71,627)	$293,750

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

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the six and three months ended June 30, 2018 and 2017, and as of June 30, 2018 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at June 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	$13,203,156	$16,998,804	$3,795,648
Current portion of investment in sales-type leases, net	14,234,089	12,220,921	(2,013,168)
Interest receivable on sales type leases	10,295,813	9,845,608	(450,205)
Other receivables	4,735,493	1,338,442	(3,397,051)
			-
Investment in sales-type leases net (Non-current)	95,238,937	42,241,411	(52,997,526)

Total Assets	$286,031,716	$230,969,414	$(55,062,302)

Deferred tax liability, net	$8,115,286	$1,500,680	$(6,614,606)

Total Liabilities	86,251,518	79,636,912	(6,614,606)

Statutory reserve	14,791,889	14,561,911	(229,978)
Accumulated other comprehensive income	(952,416)	(1,119,916)	(167,500)
Retained earnings	74,788,797	26,738,579	(48,050,218)

Total Company stockholders’ equity	200,433,393	151,985,697	(48,447,696)

Total liabilities and equity	$286,031,716	$230,969,414	$(55,062,302)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$2,804,268	$2,804,268

Interest income on sales-type leases	2,747,008	2,264,481	(482,527)
Total operating income	2,747,008	5,068,749	2,321,741
General and administrative expenses	1,331,792	3,692,406	2,360,614
Income from operations	1,415,216	1,376,343	(38,873)

Loss before income tax	(1,427,310)	(1,466,183)	(38,873)
Income tax expense	493,490	267,918	(225,572)

Net loss attributable to China Recycling Energy Corporation	(1,733,617)	(1,546,918)	186,699
Foreign currency translation loss	(2,587,043)	(1,980,469)	606,574
Comprehensive loss attributable to China Recycling Energy Corporation	$(4,320,660)	$(3,527,387)	$793,273

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the six months ended June 30, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$3,309,272	$3,309,272

Interest income on sales-type leases	4,331,011	3,327,583	(1,003,428)
Total operating income	4,331,011	6,636,855	2,305,844
General and administrative expenses	339,301	2,534,750	2,195,449
Income from operations	3,991,710	4,102,105	110,395

Income before income tax	1,347,643	1,458,038	110,395
Income tax expense	781,966	610,995	(170,971)

Net income attributable to China Recycling Energy Corporation	743,932	1,025,298	281,366
Foreign currency translation gain	4,632,435	3,484,452	(1,147,983)
Comprehensive income attributable to China Recycling Energy Corporation	$5,376,367	$4,509,750	$(866,617)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$1,381,437	$1,381,437

Interest income on sales-type leases	740,969	657,866	(83,103)
Total operating income	740,969	2,039,303	1,298,334
General and administrative expenses	978,285	2,186,175	1,207,890
Loss from operations	(237,316)	(146,872)	90,444

Loss before income tax	(1,690,677)	(1,600,233)	90,444
Income tax benefit	(14,669)	(71,627)	(56,958)

Net loss attributable to China Recycling Energy Corporation	(1,580,083)	(1,432,681)	147,402
Foreign currency translation loss	(10,918,114)	(8,385,747)	2,532,367
Comprehensive loss attributable to China Recycling Energy Corporation	$(12,498,197)	$(9,818,428)	$2,679,769

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended June 30, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$1,538,240	$1,538,240

Interest income on sales-type leases	2,202,995	1,648,608	(554,387)
Total operating income	2,202,995	3,186,848	983,853
General and administrative expenses	230,240	1,331,583	1,101,343
Income from operations	1,972,755	1,855,265	(117,490)

Income before income tax	645,342	527,852	(117,490)
Income tax expense	365,663	293,750	(71,913)

Net income attributable to China Recycling Energy Corporation	369,511	323,934	(45,577)
Foreign currency translation gain	3,526,451	4,327,559	801,108
Comprehensive income attributable to China Recycling Energy Corporation	$3,895,962	$4,651,493	$755,531

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the six months ended June 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Loss including noncontrolling interest	$(1,920,800)	$(1,734,101)	$186,699
Changes in deferred tax	(427,551)	(653,123)	(225,572)
Interest receivable on sales type leases	(569,647)	(358,904)	210,743
Collection of principal on sales type leases	2,084,149	1,716,968	(367,181)
Accounts receivable	-	(1,386,881)	(1,386,881)
Other receivables	(1,772,310)	(190,118)	1,582,192

Net cash provided by operating activities	$1,752,281	$1,752,281	$-

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the six months ended June 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	$565,677	$847,043	$281,366
Changes in deferred tax	117,315	(53,656)	(170,971)
Interest receivable on sales type leases	(2,922,393)	(2,730,500)	191,893
Collection of principal on sales type leases	574,006	370,139	(203,867)
Accounts receivable	-	(1,469,996)	(1,469,996)
Other receivables	(1,692,112)	(320,537)	1,371,575

Net cash used in operating activities	$(1,182,172)	$(1,182,172)	$-

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

As of June 30, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Pucheng (for two biomass power generation (“BMPG”) systems); and (ii) Shenqiu (for two BMPG systems).

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

Accounts Receivable

As of June 30, 2018, the Company had accounts receivable of $16,998,804 from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold. As of December 31, 2017, the Company had accounts receivable of $15,858,804 from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold.

Interest Receivable on Sales Type Leases

As of June 30, 2018, the interest receivable on sales type leases was $9,845,608, mainly representing recognized but not yet collected interest income for the Pucheng, Shenqiu.

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

	2018 (Restated)		2017 (Restated)
		% of Sales		% of Sales
Sales	$1,381,437	100%	$1,538,240	100%
Sales of systems	-	-%	-	-%
Contingent rental income	1,381,437	100%	1,538,240	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	1,381,437	100%	1,538,240	100%
Interest income on sales-type leases	657,866	48%	1,648,608	107%
Total operating income	2,039,303	148%	3,186,848	207%
Total operating expenses	2,186,175	158%	1,331,583	87%
Income (loss) from operations	(146,872)	(11)%	1,855,265	120%
Total non-operating expenses, net	(1,453,361)	(105)%	(1,327,413)	(86)%
Income (loss) before income tax	(1,600,233)	(116)%	527,852	34%
Income tax expense (benefit)	(71,627)	(5)%	293,750	19%
Less: net loss attributable to noncontrolling interest	(95,925)	(7)%	(89,832)	(6)%
Net income (loss) attributable to China Recycling Energy Corp	$(1,432,681)	(104)%	$323,934	21%

SALES. Total sales for the three months ended June 30, 2018 and 2017 were $1,381,437 and $1,538,240, respectively, which was from the actual electricity sold of Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2018 and 2017 were $0, respectively. We did not finish any new construction or sale any new system in the three months ended June 30, 2018.

GROSS PROFIT. Gross loss for the three months ended June 30, 2018 and 2017 were $1,381,437 and $1,538,240, representing a gross margin of 100% and 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2018 was $0.66 million, a $0.99 million decrease from $1.65 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

In comparison, during the three months ended June 30, 2017, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $2,186,175 for the three months ended June 30, 2018, compared to $1,331,583 for the three months ended June 30, 2017, an increase of $854,592 or 64%. The increase was mainly due to an increase in bad debt allowance expenses of $735,992.

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

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $71,627 for the three months ended June 30, 2018, compared with $0.29 million income tax expense for the three months ended June 30, 2017. The consolidated effective income tax rate for the three months ended June 30, 2018 and 2017 were (4.5) % and 55.7%, respectively. The increase in income tax benefit in the three months ended June 30, 2018 was due to increased taxable loss.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2018 was $(1,432,681) compared to net income of $323,934 for the three months ended June 30, 2017, a decrease of income of $1,756,615. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the three months ended June 30, 2018 as described above.

Comparison of six months Ended June 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$2,804,268	100%	$3,309,272	100%
Sales of systems	-	-%	-	-%
Contingent rental income	2,804,268	100%	3,309,272	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	2,804,268	100%	3,309,272	100%
Interest income on sales-type leases	2.264,481	81%	3,327,583	101%
Total operating income	5,068,749	181%	6,636,855	201%
Total operating expenses	3,692,406	132%	2,534,750	77%
Income from operations	1,376,343	49%	4,102,105	124%
Total non-operating expenses, net	(2,842,526)	(101)%	(2,644,067)	(80)%
Income (loss) before income tax	(1,466,183)	(52)%	1,458,038	44%
Income tax expense (benefit)	267,918	10%	610,995	18%
Less: net loss attributable to noncontrolling interest	(187,183)	(7)%	(178,255)	(5)%
Net income (loss) attributable to China Recycling Energy Corp	$(1,546,918)	(55)%	$1,025,298	31%

SALES. Total sales for the six months ended June 30, 2018 and 2017 were $2,804,268 and $3,309,272, respectively, which was from the actual electricity sold of Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2018 and 2017 were $0, respectively. We did not finish any new construction or sale any new system in the six months ended June 30, 2018.

GROSS PROFIT (LOSS). Gross profit for the six months ended June 30, 2018 and 2017 were $2,804,268 and $3,309,272, representing a gross margin of 100% and 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2018 was $2.26 million, a $1.06 million decrease from $3.33 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

In comparison, during the six months ended June 30, 2017, interest income was derived from the following four (4) sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years); and

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $3,692,406 for the six months ended June 30, 2018, compared to $2,534,750 for the six months ended June 30, 2017, an increase of $1,157,656 or 46%. The increase was mainly due to an increase in bad debt allowance expenses of $835,871.

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

INCOME TAX EXPENSE. Income tax expense was $0.27 million for the six months ended June 30, 2018, compared with $0.61 million income tax expense for the six months ended June 30, 2017. The consolidated effective income tax rate for the six months ended June 30, 2018 and 2017 were 18.3% and 41.9%, respectively. The decrease in income tax in the six months ended June 30, 2018 was due to increased taxable loss.

NET INCOME (LOSS). Net loss for the six months ended June 30, 2018 was $1,546,918 compared to net income of $1,025,298 for the six months ended June 30, 2017, a decrease of income of $2,572,216. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the six months ended June 30, 2018 as described above.

Liquidity and Capital Resources

Comparison of six months Ended June 30, 2018 and 2017

As of June 30, 2018, the Company had cash and equivalents of $51.14 million, other current assets of $41.46 million, current liabilities of $70.06 million, working capital of $22.53 million, a current ratio of 1.32:1 and a liability-to-equity ratio of 0.53:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	2018 (Restated)	2017
Cash provided by (used in):
Operating Activities	$1,752,281	$(1,182,172)
Investing Activities	-	-
Financing Activities	-	(727,834)

Net cash provided by operating activities was $1.75 million during the six months ended June 30, 2018, compared to $1.18 million cash used in operating activities in the six months ended June 30, 2017. The increase in net cash inflow in the six months ended June 30, 2018 was mainly due to increased collection of principal on sales type lease by $1,346,829, a decrease in cash outflow on notes receivable by $848,747, and a decrease in cash outflow of interest receivable on sales type leases by $2,371,596, which was partly offset by increased net loss by $2,581,144.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As At
	June 30, 2018 (Restated)	December 31, 2017 (Restated)
Unrestricted retained earnings	$26,738,579	$28,321,696
Restricted retained earnings (surplus reserve fund)	14,561,911	14,525,712
Retained earnings (including surplus reserve fund)	$41,300,490	$42,847,408

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