Form 10-Q/A
period 2018-09-30
CHINA RECYCLING ENERGY CORP
filed 2019-04-08
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated December 4, 2018, China Recycling Energy Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the SEC on November 14, 2018, amended on November 15, 2018 (the “Original Form 10-Q”) for the following purposes: reevaluate the leases for Erdos TCH as a result of a supplemental agreement effective on May 1, 2016, wherein Erdos TCH cancelled monthly minimum lease payments from Erdos, charged Erdos based on actual electricity sold at RMB 0.30 / Kwh, and concluded the lease payments that depend on a factor directly related to the future use of the leased property were contingent rentals and, accordingly, were excluded from minimum lease payments in their entirety. The Company therefore wrote off the net investment receivables of these leases on May 1, 2016.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	SEPTEMBER 30, 2018 (Restated)	DECEMBER 31, 2017 (Restated)
ASSETS

CURRENT ASSETS
Cash and equivalents	$50,942,655	$49,830,243
Notes receivable	610,536	979,462
Accounts receivable	16,042,004	15,858,804
Current portion of investment in sales-type leases, net	10,304,074	11,531,745
Interest receivable on sales type leases	8,784,273	9,619,278
Prepaid expenses	32,320	739,423
Other receivables	1,350,886	1,169,660
Total current assets	88,066,748	89,728,615

NON-CURRENT ASSETS
Investment in sales-type leases, net	38,969,098	46,110,374
Long term investment	463,571	514,896
Long term deposit	15,933	16,775
Property and equipment, net	35,246,886	11,957
Construction in progress	62,015,294	95,165,973
Total non-current assets	136,710,782	141,819,975
TOTAL ASSETS	$224,777,530	$231,548,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,443,191	$3,229,163
Taxes payable	2,916,240	2,423,780
Accrued liabilities and other payables	1,577,166	1,618,316
Due to related parties	41,168	43,623
Interest payable on entrusted loans	13,331,704	8,131,256
Current portion of entrusted loan payable	48,261,425	50,825,375
Total current liabilities	72,570,894	66,271,513

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	1,007,767	-
Accrued interest on convertible note	18,996	-
Income tax payable	6,998,625	6,998,625
Deferred tax liability, net	525,434	2,157,414
Refundable deposit from customers for systems leasing	1,032,097	1,086,591
Total noncurrent liabilities	9,582,919	10,242,630
Total liabilities	82,153,813	76,514,143

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 8,310,198 shares issued and outstanding respectively	8,310	8,310
Additional paid in capital	111,796,813	111,796,813
Statutory reserve	14,525,712	14,525,712
Accumulated other comprehensive income (loss)	(7,230,147)	860,553
Retained earnings	24,239,540	28,321,696
Total Company stockholders’ equity	143,340,228	155,513,084
Noncontrolling interest	(716,511)	(478,637)
Total equity	142,623,717	155,034,447
TOTAL LIABILITIES AND EQUITY	$224,777,530	$231,548,590

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)

Revenue
Sales of systems	$-	$-	$-	$-
Contingent rental income	3,948,505	4,989,076	1,144,237	1,679,804
Total revenue	3,948,505	4,989,076	1,144,237	1,679,804
Cost of sales
Cost of systems and contingent rental income	-	-	-	-
Gross loss	3,948,505	4,989,076	1,144,237	1,679,804
Interest income on sales-type leases	2,771,452	4,984,389	506,971	1,656,806
Total operating income	6,719,957	9,973,465	1,651,208	3,336,610
Operating expenses
General and administrative	7,247,803	3,916,910	3,735,397	1,382,160
Total operating expenses	7,247,803	3,916,910	3,735,397	1,382,160
Income (loss) from operations	(707,846)	6,056,555	(2,084,189)	1,954,450
Non-operating income (expenses)
Interest income	113,942	106,764	36,722	35,887
Interest expense	(4,035,107)	(3,986,233)	(1,116,642)	(1,263,491)
Other income (loss)	622	9,389	1,903	1,591
Total non-operating expenses, net	(3,920,543)	(3,870,080)	(1,078,017)	(1,226,013)
Income (loss) before income tax	(4,628,389)	2,186,475	(3,162,206)	728,437
Income tax expense (benefit)	(272,998)	953,161	(540,916)	342,166
Income (loss) before noncontrolling interest	(4,355,391)	1,233,314	(2,621,290)	386,271)
Less: loss attributable to noncontrolling interest	(273,235)	(271,683)	(86,052)	(93,428)
Net income (loss) attributable to China Recycling Energy Corporation	(4,082,156)	1,504,997	(2,535,238)	479,699)
Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(8,090,700)	6,772,559	(6,110,231)	3,288,107
Foreign currency translation loss attributable to noncontrolling interest	35,361	(12,595)	22,735	(6,909)
Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(12,172,856)	$8,277,556	$(8,645,469)	$3,767,806
Comprehensive loss attributable to noncontrolling interest	$(237,874)	$(284,278)	$(63,317)	$(100,337)
Basic and diluted weighted average shares outstanding	8,310,198	8,310,198	$8,310,198	$8,310,198
Basic and diluted earnings / (loss) per share	$(0.49)	$0.18	$(0.31)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018 (Restated)	2017 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(4,355,391)	$1,233,314
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Changes in bad debt allowance	3,262,588	61,779
Depreciation	2,049	1,093
Amortization of OID and debt issuing costs of convertible note	7,767	-
Stock option expense	-	7,647
Investment income (loss)	10,962	(115,763)
Changes in deferred tax	(1,589,864)	(96,181)
Changes in assets and liabilities:
Interest receivable on sales type leases	367,877	(2,949,234)
Collection of principal on sales type leases	2,453,103	1,296,199
Prepaid expenses	699,076	478,981
Other receivables	(249,966)	(1,766,890)
Accounts receivable	(1,020,973)	(1,644,994)
Notes receivable	333,674	(1,676,890)
Construction in progress	(7,156,966)	(2,401,757)
Accounts payable	3,522,376	1,133,988
Taxes payable	608,798	240,914
Interest payable on entrusted loan	5,851,446	5,674,264
Accrued liabilities and other payables	647,733	(364,368)
Net cash provided by (used in) operating activities	3,394,289	(887,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(735,478)
Convertible note payable	1,000,000	-
Net cash used in financing activities	1,000,000	(735,478)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(3,281,877)	2,178,971

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,112,412	555,595
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF PERIOD	$50,942,655	$48,307,948

Supplemental cash flow data:
Income tax paid	$1,160,017	$1,433,497
Interest paid	$-	$14,363

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

Accounts Receivable

As of September 30, 2018, the Company had accounts receivable of $16,042,004 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold).

Interest Receivable on Sales Type Leases

As of September 30, 2018, the interest receivable on sales type leases was $8,784,273, mainly from recognized but not yet collected interest income for the Pucheng, Shenqiu and Erdos systems. As of December 31, 2017, the interest receivable on sales type leases was $9,619,278. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company did not record any asset impairment loss for the nine and three months ended September 30, 2018 and 2017.

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

	2018 (Restated)	2017 (Restated)
Total future minimum lease payments receivable	$88,455,053	$99,155,214
Less: executory cost	(5,674,474)	(6,360,901)
Less: unearned interest	(19,883,742)	(23,730,094)
Less: realized interest income but not yet received	(8,784,273)	(9,619,278)
Less: allowance for net investment receivable	(4,839,392)	(1,802,822)
Investment in sales-type leases, net	49,273,172	57,642,119
Current portion	10,304,074	11,531,745
Noncurrent portion	$38,969,098	$46,110,374

As of September 30, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by year are as follows:

2019	$33,070,706
2020	12,385,161
2021	12,385,161
2022	12,385,161
2023	6,628,678
Thereafter	11,600,186
Total	$88,455,053

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

6. OTHER RECEIVABLES

As of September 30, 2018, other receivables mainly consisted of (i) advances to third parties of $7,268, bearing no interest, payable upon demand. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand.

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

As of September 30, 2018 and December 31, 2017, deferred tax liability consisted of the following:

	2018 (Restated)	2017 (Restated)
Deferred tax asset — current (accrual of employee social insurance)	$180,107	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(1,585,246)	(1,520,537)
Deferred tax liability, net of current deferred tax asset	$(1,405,139)	$(1,330,920)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$8,969,184	$10,250,394
Deferred tax asset — noncurrent (asset impairment loss)	1,209,848	450,706
Deferred tax asset---noncurrent (interest income in sales-type leases)	442,949	-
Deferred tax asset---noncurrent (US NOL)	14,688,731	14,321,617
Deferred tax asset---noncurrent (PRC NOL)	8,870,766	-
Less: valuation allowance on deferred tax assets	(23,559,497)	(14,321,617)
Deferred tax assets --- noncurrent, net	10,621,981	10,701,100
Deferred tax liability — noncurrent (net investment in sales-type leases)	(9,742,276)	(11,527,594)
Deferred tax asset (liability), net of noncurrent deferred tax assets	$879,705	$(826,494)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(525,434)	$(2,157,414)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2018 and 2017, respectively:

	Nine Months		Three Months
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)
U.S. statutory rates	(21.0)%	34.0%	(21.0)%	34.0%
Tax rate difference – current provision	(3.7)%	(9.2)%	(3.8)%	(9.6)%
Other	2.0%	(2.6)%	(0.7)%	5.1%
Permanent differences	3.7%	0.1%	0.6%	0.0%
Valuation allowance on PRC NOL	11.4%	20.5%	7.0%	15.1%
Valuation allowance on US NOL	1.7%	0.8%	0.8%	2.3%
Tax (benefit) per financial statements	(5.9)%	43.6%	(17.1)%	47.0%

The provision for income taxes expense for the nine and three months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months		Three Months
	2018 (Restated)	2017 (Restated)	2018 (Restated)	2017 (Restated)
Income tax expense – current	$1,316,866	$1,049,342	$395,824	$384,691
Income tax expense (benefit) – deferred	(1,589,864)	(96,181)	(936,740)	(42,525)
Total income tax expense (benefit)	$(272,998)	$953,161	$(540,916)	$342,166

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

At September 30, 2018, the future annual rental payment is as follows:

September 30, 2019	$107,240
September 30, 2020	103,580
November 30, 2020	11,200

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

The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and are excluded from minimum lease payments in their entirety; accordingly, the Company wrote off the net investment receivables of these leases at lease modification date. The consolidated financial statements for the nine and three months ended September 30, 2018 and 2017, and as of September 30, 2018 were restated to reflect the above determination.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at September 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Accounts receivable	$11,629,259	$16,042,004	$4,412,745
Current portion of investment in sales-type leases, net	12,689,105	10,304,074	(2,385,031)
Interest receivable on sales type leases	9,315,463	8,784,273	(531,190)
Other receivables	5,417,891	1,350,886	(4,067,005)

Investment in sales-type leases net (Non-current)	89,537,233	38,969,098	(50,568,135)

Total Assets	$277,916,146	$224,777,530	$(53,138,616)

Deferred tax liability, net	$6,937,015	$525,434	$(6,411,581)

Total Liabilities	88,565,394	82,153,813	(6,411,581)

Statutory reserve	14,777,497	14,525,712	(251,785)
Accumulated other comprehensive income	(8,923,637)	(7,230,147)	1,693,490
Retained earnings	72,408,280	24,239,540	(48,168,740)

Total Company stockholders’ equity	190,067,263	143,340,228	(46,727,035)

Total liabilities and equity	$277,916,146	$224,777,530	$(53,138,616)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$3,948,505	$3,948,505

Interest income on sales-type leases	3,527,278	2,771,452	(755,826)
Total operating income	3,527,278	6,719,957	3,192,679
General and administrative expenses	4,011,563	7,427,803	3,416,240
Loss from operations	(484,285)	(707,846)	(223,561)

Loss before income tax	(4,404,828)	(4,628,389)	(223,561)
Income tax expense (benefit)	(3,067)	(272,998)	(269,931)

Net loss attributable to China Recycling Energy Corporation	(4,128,526)	(4,082,156)	46,370
Foreign currency translation loss	(10,558,264)	(8,090,700)	2,467,564
Comprehensive loss attributable to China Recycling Energy Corporation	$(14,686,790)	$(12,172,856)	$2,513,934

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$4,989,076	$4,989,076

Interest income on sales-type leases	6,062,347	4,984,389	(1,077,958)
Total operating income	6,062,347	9,973,465	3,911,118
General and administrative expenses	581,308	3,916,910	3,335,602
Income from operations	5,481,039	6,056,555	575,516

Income before income tax	1,610,959	2,186,475	575,516
Income tax expense	1,179,602	953,161	(226,441)

Net income attributable to China Recycling Energy Corporation	703,040	1,504,997	801,957
Foreign currency translation gain	8,923,161	6,772,559	(2,150,602)
Comprehensive income attributable to China Recycling Energy Corporation	$9,626,201	$8,277,556	$(1,348,645)

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$1,144,237	$1,144,237

Interest income on sales-type leases	780,270	506,971	(273,299)
Total operating income	780,270	1,651,208	870,938
General and administrative expenses	2,679,771	3,735,397	1,055,626
Loss from operations	(1,899,501)	(2,084,189)	(184,688)
			-
Loss before income tax	(2,977,518)	(3,162,206)	(184,688)
Income tax benefit	(496,557)	(540,916)	(44,359)
			-
Net loss attributable to China Recycling Energy Corporation	(2,394,909)	(2,535,238)	(140,329)
Foreign currency translation loss	(7,971,221)	(6,110,231)	1,860,990
Comprehensive loss attributable to China Recycling Energy Corporation	$(10,366,130)	$(8,645,469)	$1,720,661

The following table presents the effects of the restatement on the accompanying consolidated statement of income and comprehensive income for the three months ended September 30, 2017:

	As Previously Reported	Restated	Net Adjustment
Contingent rental income	$-	$1,679,804	$1,679,804

Interest income on sales-type leases	1,731,336	1,656,806	(74,530)
Total operating income	1,731,336	3,336,610	1,605,274
General and administrative expenses	242,007	1,382,160	1,140,153
Income from operations	1,489,329	1,954,450	465,121

Income before income tax	263,316	728,437	465,121
Income tax expense	397,636	342,166	(55,470)

Net income (loss) attributable to China Recycling Energy Corporation	(40,892)	479,699	520,591
Foreign currency translation gain	4,290,726	3,288,107	(1,002,619)
Comprehensive income attributable to China Recycling Energy Corporation	$4,249,834	$3,767,806	$(482,028)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2018:

	As Previously Reported	Restated	Net Adjustment
Loss including noncontrolling interest	$(4,401,761)	$(4,355,391)	$46,370
Changes in deferred tax	(1,319,933)	(1,589,864)	(269,931)
Interest receivable on sales type leases	61,491	367,877	306,386
Collection of principal on sales type leases	2,764,228	2,453,103	(311,125)
Accounts receivable	1,116,286	(1,020,973)	(2,137,259)
Other receivables	(2,615,525)	(249,966)	2,365,559

Net cash provided by operating activities	$3,394,289	$3,394,289	$-

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2017:

	As Previously Reported	Restated	Net Adjustment
Income including noncontrolling interest	$431,357	$1,233,314	$801,957
Changes in deferred tax	130,260	(96,181)	(226,441)
Interest receivable on sales type leases	(3,142,199)	(2,949,234)	192,965
Collection of principal on sales type leases	1,819,850	1,296,199	(523,651)
Accounts receivable	-	(1,644,994)	(1,644,994)
Other receivables	(3,167,054)	(1,766,890)	1,400,164

Net cash used in operating activities	$(887,898)	$(887,898)	$-

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

Accounts Receivable

As of September 30, 2018, the Company had accounts receivable of $16,042,004 from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2017, the Company had accounts receivable of $15,858,804 from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for the electricity sold.

Interest Receivable on Sales Type Leases

As of September 30, 2018, the interest receivable on sales type leases was $8,784,273, mainly representing recognized but not yet collected interest income for the Pucheng, and Shenqiu.

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

	2018 (Restated)		2017 (Restated)
		% of Sales		% of Sales
Sales	$1,144,237	100%	$1,679,804	100%
Sales of systems	-	-%	-	-%
Contingent rental income	1,144,237	100%	1,679,804	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	1,144,237	100%	1,679,804	100%
Interest income on sales-type leases	560,971	44%	1,656,806	99%
Total operating income	1,651,208	144%	3,336,610	199%
Total operating expenses	3,735,397	326%	1,382,160	82%
Income (loss) from operations	(2,084,189)	(182)%	1,954,450	116%
Total non-operating expenses, net	(1,078,017)	(94)%	(1,226,013)	(73)%
Income (loss) before income tax	(3,162,206)	(276)%	728,437	43%
Income tax expense (benefit)	(540,916)	(47)%	342,166	20%
Less: net loss attributable to noncontrolling interest	(86,052)	(8)%	(93,428)	(6)%
Net income (loss) attributable to China Recycling Energy Corp	$(2,535,238)	(222)%	$479,699	29%

SALES. Total sales for the three months ended September 30, 2018 and 2017 were $1,144,237 and $1,679,804, respectively. The sales was from the electricity sold in Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2018 and 2017 were $0. We did not sale any new system in the three months ended September 30, 2018 and 2017.

GROSS PROFIT. Gross income for the three months ended September 30, 2018 and 2017 were $1,144,237 and $1,679,804, representing a gross margin of 100% and 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2018 was $0.56 million, a $1.15 million decrease from $1.66 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

In comparison, during the three months ended September 30, 2017, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $3,735,397 for the three months ended September 30, 2018, compared to $1,382,160 for the three months ended September 30, 2017, an increase of $2,353,237 or 170%. The increase was mainly due to an increase in bad debt allowance by $2,750,566, which was partly offset by decrease of rental expense of Xian TCH by $54,782.

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

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $0.54 million for the three months ended September 30, 2018, compared with $0.34 million income tax expense for the three months ended September 30, 2017. The consolidated effective income tax rate for the three months ended September 30, 2018 and 2017 were 17.1% and 47.0%, respectively. The increase in income tax benefit in the three months ended September 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET LOSS. Net loss for the three months ended September 30, 2018 was $2,535,238 compared to net income of $479,699 for the three months ended September 30, 2017, an increase of loss of $3,014,937. This increase in net loss was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the three months ended September 30, 2018 as described above.

Comparison of nine months Ended September 30, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2018 (Restated)		2017 (Restated)
		% of Sales		% of Sales
Sales	$3,948,505	100%	$4,989,076	100%
Sales of systems	-	-%	-	-%
Contingent rental income	3,948,505	100%	4,989,076	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	3,948,505	100%	4,989,076	100%
Interest income on sales-type leases	2,771,452	70%	4,984,389	100%
Total operating income	6,719,957	170%	9,973,465	200%
Total operating expenses	7,427,803	188%	3,916,910	79%
Income (loss) from operations	(707,846)	(18)%	6,056,555	121%
Total non-operating expenses, net	(3,920,543)	(99)%	(3,870,080)	(78)%
Income (loss) before income tax	(4,628,389)	(117)%	2,186,475	44%
Income tax expense (benefit)	(272,998)	(7)%	953,161	19%
Less: net loss attributable to noncontrolling interest	(273,235)	(7)%	(271,683)	(5)%
Net income (loss) attributable to China Recycling Energy Corp	$(4,082,156)	(103)%	$1,504,997	30%

SALES. Total sales for the nine months ended September 30, 2018 and 2017 were $3,948,505 and $4,989,076, respectively. The sales was from the electricity sold in Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2018 and 2017 were $0. We did not sale any new system in the nine months ended September 30, 2018 and 2017.

GROSS PROFIT (LOSS). Gross income for the nine months ended September 30, 2018 and 2017 was $3,948,505 and $4,989,076, representing a gross margin of 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2018 was $2.77 million, a $2.21 million decrease from $4.98 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, interest income was derived from the following four sales-type leases:

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

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $7,427,803 for the nine months ended September 30, 2018, compared to $3,916,910 for the nine months ended September 30, 2017, an increase of $3,510,893 or 90%. The increase was mainly due to an increase in bad debt allowance of $3,198,876.

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

INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $272,998 for the nine months ended September 30, 2018, compared with $953,161 income tax expense for the nine months ended September 30, 2017. The consolidated effective income tax rate for the nine months ended September 30, 2018 and 2017 were 5.9% and 43.6%, respectively. The increase in income tax benefit in the nine months ended September 30, 2018 was due to increased taxable loss, but which was offset by net operating losses not recognized for deferred tax asset.

NET INCOME (LOSS). Net loss for the nine months ended September 30, 2018 was $4,082,156 compared to net income of $1,504,997 for the nine months ended September 30, 2017, a decrease of income of $5,587,153. This decrease in net income was mainly due to the decreased interest income on sales-type leases and increased general and administrative expense in the nine months ended September 30, 2018 as described above.

Liquidity and Capital Resources

Comparison of nine months Ended September 30, 2018 and 2017

As of September 30, 2018, the Company had cash and equivalents of $50.94 million, other current assets of $37.12 million, current liabilities of $72.57 million, working capital of $15.50 million, a current ratio of 1.21:1 and a liability-to-equity ratio of 0.37:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	2018 (Restated)	2017 (Restated)
Cash provided by (used in):
Operating Activities	$3,394,289	$(887,898)
Financing Activities	1,000,000	(735,478)

Net cash provided by operating activities was $3.39 million during the nine months ended September 30, 2018, compared to $0.89 million cash used in operating activities in the nine months ended September 30, 2017. The increase in net cash inflow in the nine months ended September 30, 2018 was mainly due to increased collection of principal on sales type lease by $1,156,904, an increase in cash inflow on accounts payable by $2,388,388, an increase in cash inflow on accrued liabilities and other payables by $1,012,101 an increase in interest receivable on sales type leases by 3,317,111, and an increase in notes receivable by $2,010,564, which was partly offset by increased net loss by $5,588,705.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	September 30, 2018 (Restated)	December 31, 2017 (Restated)
Unrestricted retained earnings	$24,239,540	$28,321,696
Restricted retained earnings (surplus reserve fund)	14,525,712	14,525,712
Retained earnings (including surplus reserve fund)	$38,765,252	$42,847,408

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: April 5, 2019	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2019	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definitions Linkbase Document.*

*	Filed herewith.
†	Furnished herewith.