Form 10-K
period 2018-12-31
CHINA RECYCLING ENERGY CORP
filed 2019-04-16
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock issued and outstanding and held by non-affiliates of the registrant, based upon the closing sales price for the common stock on the NASDAQ Capital Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,708,154, which is less than $250,000,000.

As of April 12, 2019, the registrant had 13,747,226 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the China Recycling Energy Corporation Proxy Statement regarding the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

i

PART I

When we use the terms “we,” “us,” “our” and “the Company,” we mean China Recycling Energy Corporation, a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) and Xi’an TCH’s 90% and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

ITEM 1. BUSINESS

General

We are currently engaged in the recycling energy business, providing energy savings and recycling products and services. We are a leading developer of waste energy recycling projects for industrial applications in China, and we believe we are the only developer to use a Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers which use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in iron and steel, nonferrous metal, cement, coal and petrochemical plants. We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer. While some of our competitors offer projects targeting one or two verticals, we serve multiple verticals.

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

Our business is primarily conducted through our wholly-owned subsidiaries, Yinghua and Sifeng, Sifeng’s wholly-owned subsidiaries, Huahong and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH, Xi’an TCH’s wholly-owned subsidiary Erdos TCH and Xi’an TCH’s 90% owned and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, and currently has registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July 2013. Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong. Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. Zhongxun was incorporated in March 2014, and is a wholly-owned subsidiary of Xi’an TCH.

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

Waste Heat to Energy Systems

Waste heat to energy systems utilize waste heat generated in industrial production to generate electricity. The waste heat is trapped to heat a boiler to create steam and power a steam turbine. Our waste heat to energy systems have used waste heat from cement production and from metal production. We invested in and have built two cement low temperature heat power generation systems. These projects can use about 35% of the waste heat generated by the cement kiln, and generate up to 50% of the electricity needed to operate the cement plant.

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

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

As of December 31, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Pucheng (for two biomass power generation (“BMPG”) systems); and (ii) Shenqiu (for two BMPG systems). In addition, as of December 31, 2018, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (a total of five systems) and charges Erdos a leasing fee based on actual electricity generated.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer was completed on February 15, 2019.

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which was converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH paid Yida RMB 115 million ($18.69 million) in the form of the common stock shares of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction (the “Shares”). The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance was the rate equal to the middle rate published by the People’s Bank of China on the closing date of the assets transfer.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer was completed on January 22, 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of December 31, 2018, the Company had receivables from Zhongtai for $11.66 million (with bad debt allowance of $3.50 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.66 million by the end of 2019 once they resume normal production.

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

Summary of Sales-Type Lease at December 31, 2018

Status at December 31, 2018

As of December 31, 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). Shenqiu Phase I and Phase II was transferred to Mr. Chonggong Bai on February 15, 2019 (see Note 12).

Asset Repurchase Agreement

During the years ended December 31, 2018 and 2017, the Company entered into or completed the following Asset Repurchase Agreements:

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH an aggregate purchase price of RMB 165,200,000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project has been officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received full payment of $25.45 million in 2016.

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. Xi’an TCH received the first payment of $7.70 million and the second payment of $4.32 million in 2016. The Company recorded a $2.82 million loss from this transaction. As of the date of this report, the Company has not yet received the remaining payment of RMB 87,360,000 ($13.45 million). However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018. In July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai. As of December 31, 2018, the Company had receivables from Zhongtai for $11.66 million (with bad debt allowance of $3.50 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.66 million by the end of 2019 once they resume normal production.

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

Stringent Environmental Standards and Increasing Government Supports

Since energy is a major strategic issue affecting the development of the Chinese economy, the Chinese government has promoted the development of recycling and encouraged enterprises to use waste energy recycling projects of the type we sell and service. Similar to previous five year periods, the China National Environment Protection Plan, for the 13th five year period (2016-2020), is focused on high energy consumption industries, including specific programs to support the building of waste energy recycling projects for application in iron, steel and nonferrous metal plants and in cement production lines. Given the worsening environment and insufficient energy supply in China, the Chinese government has implemented policies to curb pollution and reduce wasteful energy usage. The Renewable Energy Law, strict administrative measures to restrict investment and force consolidation in energy wasting industries, and the requirement to install energy-saving and environment protecting equipment whenever possible are just some ways the government is emphasizing the need to reduce emissions and to maximize energy creation. Local government officials, who sometimes flout central government policies for the sake of local GDP growth, are now required to tie emission, energy usage and pollution to GDP growth. If local emissions of pollutants grow faster than the local GDP, these local officials face the risk of losing their jobs. Such determination and strict enforcement by the central and local governments provide a good backdrop and growth opportunity for CREG’s business activities.

The following tables show the funds invested, or expected to be invested, in the environmental protection industry by the Chinese government.

Source: China National Environmental Protection Plan in the 13th Five Year Plan (2016-2020).

The 13th Five-Year Plan (2016-2020) covers a crucial period in China’s economic and social development. Environmental protection and low-carbon development will be one of the top priority considerations during this period. The government, private enterprises and the public sector will seek to jointly implement the strictest environmental protection system to realize environmental improvement, control carbon emissions, honor climate commitments and deeply participate into global climate governance. China aims to hit the CO2 emissions peak by around 2030 and reduce CO2 emissions per unit of the GDP by 60 percent to 65 percent from the 2005 level on or before 2030.

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

User-side energy storage is the outlet of distributed (and renewable) energy power output with high viscosity, high assets resale value, and stable cash flow income. Resource integration layout in 2020 will form an ecological chain of supply-transmission-distribution-consumption by integrating power generation assets that have high efficiency and low valuation. In this system, energy storage will play an important role to realize long distance transmission, reduce transmission loss, enhance the stability of the power supply, and provide users with multiple energy pricing mechanisms and comprehensive service. With the large-scale operation of energy storage projects in China and the Asia-pacific region, technology will gradually be improved and prices will decrease, which will provide the opportunity for vertical integration with teams in the industry that have a long time experience in the energy storage industry and technical reserves.

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

“Operate”

After the project has been installed at the customer site and passed a series of stringent tests, we, currently, outsource the operation to a third-party vendor. The operation period ranges from five to 20 years subject to the terms of each contract.

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

In exchange for upfront capital investment, we require secured power generating capacity during the operation period and guaranteed attractive internal rates of return from each project. Our operation period ranges from five to 20 years, during which we are entitled to sell the recycled electricity to those customers at a predetermined rate. Such electricity sales are secured by long-term electricity production agreements with guarantees, which result in minimum annual payments. We employ a process of stringent and systematic internal scrutiny on new customer development so as to minimize operational and default risk; for some smaller or non-SOE businesses, we require property collateral, management or third party guarantees, and/or prepayment of three months. As such, our cash inflow schedule from each in-operation project is fixed and predictable providing clear financial visibility. Our payback period is generally two to three years, depending on the project size.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for 100% of revenue in 2018 and 2017.

Seasonality

For the most part, the Company’s business and sales are not subject to any seasonality factors.

Intellectual Property Rights

Service Marks

The USPTO has also approved CREG and our logo for the trademark in the U.S.

Licenses

From time to time, we enter into license agreements with third parties under which we obtain or grant rights to patented or proprietary technology.

Research and Development

We believe that our research and development (“R&D”) efforts are among the best in the waste heat, gas and pressure to energy industry, particularly with regards to practical usage and application. All of the individuals that comprise our R&D staff have more than 10 years of experience on heat powered energy, mechanical, furnace engineering or power generation engineering.

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the South China University of Technology School of Power and Electricity and Xi’an University of Architecture and Technology gives us access to the latest developments in energy and waste-to-energy technologies as well as technical support of the R&D teams of these universities on integrated utilization of waste heat, gas and pressure to energy.

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

We believe that we offer advantages over our competitors in several ways:

●	Our management team has over 20 years of industry experience and expertise;

●	We have the capabilities to provide TRT, CHPG and WGPG systems, while our competitors usually concentrate on one type or another;

●	We have the capabilities and experience in undertaking large scale projects; and

●	We provide BOT or capital lease services to the customers, while our competitors usually use an EPC (engineering, procurement and construction) or turnkey contract model.

Employees

As of December 31, 2018, we had 20 employees:

Management:	5 Employees

Administration:	2 Employees

Marketing:	1 Employees

Accounting & Finance:	6 Employees

Project Officer:	6 Employees

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

Since late 2008 and continuing through 2018, global market and economic conditions have been disrupted and volatile. Concerns over slowdown of Chinese economy, geopolitical issues, the availability and cost of credit, to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, China’s total electricity consumption in 2018 was 6.84 trillion kilowatt-hours, up 8.5 percent year on year, the highest growth rate since 2012. The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease two office spaces, one in Xi’an and one in Shanghai. On December 1, 2017, we moved our leased office space in Xi’an from 12th Floor, Tower A, Chang’an Metropolis Center, No. 88, Nanguanzheng Street, Xi’an, PRC, to 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. Our leased office space in Shanghai is located at Room 3163, No. 88 Century Avenue, Pilot Free Trade Zone, Shanghai, PRC. The average monthly rent for our office locations was $7,100 in 2018 and $17,887 in 2017.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On April 12, 2019, the last reported sales price for our common stock was $0.94 per share. As of April 12, 2019, there were 13,747,226 shares of our common stock outstanding held by approximately 2,720 shareholders of record.

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

The table below provides information with respect to the Company’s quarterly stock prices during 2018 and 2017:

	2018				2017
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
High	1.60	1.64	2.38	3.19	$5.85	$1.37	$1.70	$1.87

Low	0.59	1.13	1.38	1.42	$1.00	$1.00	$1.28	$1.48

Dividend Policy

We did not pay any cash dividends on our common stock in 2018 or 2017. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during 2018.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2018 that were either approved or not approved by our shareholders is as follows:

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiaries, Sifang Holdings Co., Ltd. (“Sifang”) and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% and Shanghai TCH’s 10% owned subsidiary, Xi’an Zhonghong New Energy Technology Co., Ltd. (“Zhonghong”). Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions.

The Company’s organizational chart as of December 31, 2018 is as follows:

CREG Legal Structure

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong, which provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers.

As of December 31, 2018, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Pucheng (for two biomass power generation (“BMPG”) systems); and (ii) Shenqiu (for two BMPG systems).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867.31 ($0.53 million). The transfer was completed on January 22, 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer was completed on February 15, 2019.

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

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer was completed on January 22, 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019.

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

The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against the Zhongtai under the Zhongtai Agreement when Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of December 31, 2018, the Company had receivables from Zhongtai for $11.66 million (with bad debt allowance of $3.50 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.66 million by the end of 2019 once they resume the normal production.

Related Party Transactions

As of December 31, 2018, the Company had $41,168 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2018. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2018, the Company had accounts receivable of $15,252,162 from the sales of CDQ and a CDQ WHPG system to Zhongtai and accounts receivable of Erdos TCH for the electricity sold, and the Company had bad debt allowance of $3,496,911 for Zhongtai.

Interest Receivable on Sales Type Leases

As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly representing recognized but not yet collected interest income for the Pucheng and Shenqiu systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 for the Pucheng and Shenqiu systems.

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

RESULTS OF OPERATIONS

Comparison of years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2018		2017
		% of Sales		% of Sales
Sales	$4,888,016	100%	$6,489,504	100%
Sales of systems	-	-%	-	-%
Contingent rental income	4,888,016	100%	6,489,504	100%
Cost of sales		-%	-	-%
Cost of systems and contingent rental income		-%	-	-%
Gross profit	4,888,016	100%	6,489,504	100%
Interest income on sales-type leases	3,312,465	68%	6,610,169	102%
Total operating income	8,200,481	168%	13,099,673	202%
Total operating expenses	(66,188,920)	(1,354)%	(7,293,226)	(112)%
Income (loss) from operations	(57,988,439)	(1,186)%	5,806,447	90%
Total non-operating expenses, net	(8,584,658)	(176)%	(5,436,669)	(84)%
Income (loss) before income tax	(66,573,097)	(1,362)%	369,778	6%
Income tax expense	2,627,458	54%	8,039,476	124%
Less: loss attributable to noncontrolling interest	(3,203,657)	(66)%	(327,147)	(5)%
Net loss attributable to China Recycling Energy Corp	$(65,996,898)	(1,350)%	$(7,342,551)	(113)%

SALES. Total sales for the years ended December 31, 2018 and 2017 were $4,888,016 and $6,489,504, respectively. The sales were from the electricity sold in Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2018 and 2017 were $0. We did not sell any new system in the years ended December 31, 2018 and 2017.

GROSS PROFIT. Gross income for the years ended December 31, 2018 and 2017 were $4,888,016 and $6,489,504, gross margin of 100% and 100%, respectively.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2018 was $3.31 million, a $3.30 million decrease from $6.61 million for the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

The decreased interest income was due to suspension of Pucheng systems, and the Company stopped accruing interest income since April 2018, which was impacted by China’s environmental protection policies,  the operation was not yet resumed as of today.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense and asset impairment loss totaling $66,188,920 for the year ended December 31, 2018, compared to $7,293,226 for the year ended December 31, 2017, an increase of $58,895,694 or 808%. The increase was mainly due to increased bad debt expense of $32.21 million and increased asset impairment loss of $28.43 million. We had bad debt expense of $3.62 million for the Zhongtai system, $6.59 million for the Shenqiu systems and $22.00 million for the Pucheng systems. In addition, we recorded asset impairment loss of $6.53 million for Xuzhou Huayu, $13.78 million for Xuzhou Tian’an, and $8.12 million for Chengli.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the year ended December 31, 2018, net non-operating expense was $8.58 million compared to net non-operating expense of $5.44 million for the year ended December 31, 2017. For the year ended December 31, 2018, we had $153,532 interest income but the amount was offset by $8.74 million interest expense. For the year ended December 31, 2017, we had $143,606 interest income but the amounts were offset by a $5.56 million interest expense on loans. The increase in interest expense in 2018 was due to $2.43 million penalty interest on past due entrusted loan amount.

INCOME TAX EXPENSE. Income tax expense was $2.63 million for the year ended December 31, 2018, compared with $8.04 million for the year ended December 31, 2017. The consolidated effective income tax rate for the years ended December 31, 2018 and 2017 were (4.0)% and 2,174%, respectively. The decrease in income tax expense for the years ended December 31, 2018 was due to increased taxable loss, while in 2017, we had $7.61 million tax expense from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act.

NET LOSS. Net loss for the year ended December 31, 2018 was $65,996,898 compared to $7,342,551 for the year ended December 31, 2017, an increase of loss of $58,654,347. This increase in net loss was mainly due to the decreased interest income on sales-type leases and increased bad debt expense and increased asset impairment loss in the year ended December 31, 2018 as described above.

Liquidity and Capital Resources

Comparison of years Ended December 31, 2018 and 2017

As of December 31, 2018, the Company had cash and equivalents of $53.22 million, other current assets of $22.70 million, current liabilities of $76.74 million, working capital deficit of $0.81 million, a current ratio of 0.99:1 and a liability-to-equity ratio of 1.06:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating Activities	$2,168,285	$(285,103)
Financing Activities	3,689,190	(740,542)

Net cash provided by operating activities was $2.17 million during the year ended December 31, 2018, compared to $0.29 million cash used in operating activities in the year ended December 31, 2017. The increase in net cash inflow in the year ended December 31, 2018 was mainly due to an increase in cash inflow on prepaid expense by $710,608, an increase in cash inflow on accounts payable by $1,034,135, and an increase in cash inflow on accrued liabilities and other payables by $552,509.

Net cash provided by investing activities was $0 for the years ended December 31, 2018 and 2017.

Net cash provided by financing activities was $3.69 million compared to net cash used in financing activities for $0.74 million during the years ended December 31, 2018 and 2017, respectively. The cash inflow in the year ended December 31, 2018 came from the proceeds from issuance of convertible note payable of $1.00 million and proceeds from issuance of common stock of $2.69 million. The cash outflow in the year ended December 31, 2017 came from the repayment of bank loans in the amount of $0.74 million.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2019.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2018	December 31, 2017
Unrestricted retained earnings (accumulated deficit)	$(37,675,202)	$28,321,696
Restricted retained earnings (surplus reserve fund)	14,525,712	14,525,712
Total retained earnings (accumulated deficit)	$(23,149,490)	$42,847,408

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2018 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Convertible note	$-	$1,070,000	15
Entrusted loan	48,373,936	-	12
Total	$48,373,936	$1,070,000

The Company believes it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short-term loans.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million) of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2018, Zhonghong had paid $17.48 million (or $23.78 million if including capitalized interest) for the Huayu project and $25.09 million (or $38.38 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $11.66 million for the Huayu project and $4.04 million for the Tian’an project.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

Opinion on the financial statements

We audited the accompanying balance sheets of China Recycling Energy Corporation (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2014. The financial statements from 2008 to 2013 were audited by a related firm.

MJF & Associates, APC

Los Angeles, CA

April 15, 2019

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and equivalents	$53,223,142	$49,830,243
Notes receivable	-	979,462
Accounts receivable	11,755,251	15,858,804
Current portion of investment in sales-type leases, net	-	11,531,745
Interest receivable on sales type leases	9,336,140	9,619,278
Prepaid expenses	32,395	739,423
Other receivables	1,574,376	1,169,660

Total current assets	75,921,304	89,728,615

NON-CURRENT ASSETS
Investment in sales-type leases, net	24,962,056	46,110,374
Long term investment	475,635	514,896
Long term deposit	15,971	16,775
Property and equipment, net	27,495,049	11,957
Construction in progress	42,582,177	95,165,973

Total non-current assets	95,530,888	141,819,975

TOTAL ASSETS	$171,452,192	$231,548,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,591,876	$3,229,163
Taxes payable	3,636,559	2,423,780
Accrued liabilities and other payables	1,617,997	1,618,316
Due to related parties	41,168	43,623
Loans payable – current	-	-
Interest payable on entrusted loans	17,473,492	8,131,256
Current portion of entrusted loan payable	48,373,936	50,825,375

Total current liabilities	76,735,028	66,271,513

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	1,031,849	-
Accrued interest on convertible note	40,572	-
Income tax payable	6,390,625	6,998,625
Deferred tax liability, net	3,040,346	2,157,414
Refundable deposit from customers for systems leasing	1,034,503	1,086,591
Entrusted loan payable	-	-

Total noncurrent liabilities	11,537,895	10,242,630

Total liabilities	88,272,923	76,514,143

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 10,295,280 and 8,310,198 shares issued and outstanding	10,295	8,310
Additional paid in capital	114,484,018	111,796,813
Statutory reserve	14,525,712	14,525,712
Accumulated other comprehensive income (loss)	(4,620,930)	860,553
Retained earnings (Accumulated deficit)	(37,675,202)	28,321,696

Total Company stockholders’ equity	86,723,893	155,513,084

Noncontrolling interest	(3,544,624)	(478,637)

Total equity	83,179,269	155,034,447

TOTAL LIABILITIES AND EQUITY	$171,452,192	$231,548,590

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2018	2017

Revenue
Contingent rental income	$4,888,016	$6,489,504

Interest income on sales-type leases	3,312,465	6,610,169

Total operating income	8,200,481	13,099,673

Operating expenses
Bad debt expense	32,210,656	1,744,717
Asset impairment loss on fixed assets and construction in progress	28,429,789	-
General and administrative	5,548,475	5,548,509

Total operating expenses	66,188,920	7,293,226

Income (loss) from operations	(57,988,439)	5,806,447

Non-operating income (expenses)
Interest income	153,532	143,606
Interest expense	(8,738,148)	(5,564,473)
Other expenses	(42)	(15,802)

Total non-operating expenses, net	(8,584,658)	(5,436,669)

Income (loss) before income tax	(66,573,097)	369,778
Income tax expense	2,627,458	8,039,476

Loss before noncontrolling interest	(69,200,555)	(7,669,698)

Less: loss attributable to noncontrolling interest	(3,203,657)	(327,147)

Net loss attributable to China Recycling Energy Corporation	(65,996,898)	(7,342,551)

Other comprehensive items
Foreign currency translation gain (loss) attributable to China Recycling Energy Corporation	(5,481,483)	9,275,654
Foreign currency translation gain (loss) attributable to noncontrolling interest	137,670	(19,059)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(71,478,381)	$1,933,103

Comprehensive loss attributable to noncontrolling interest	$(3,065,987)	$(346,206)

Basic weighted average shares outstanding	8,658,267	8,310,198
Diluted weighted average shares outstanding	8,705,895	8,310,353

Basic loss per share	$(7.62)	$(0.88)
Diluted loss per share	$(7.62)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(69,200,555)	$(7,669,698)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	2,041	1,332
Amortization of OID and debt issuing costs of convertible note	16,589	-
Bad debt expense	32,210,656	1,744,717
Asset impairment loss	28,429,789	-
Stock option expense	-	7,647
Investment income (loss)	(469)	176,481
Changes in deferred tax	1,022,985	(1,061,548)
Changes in assets and liabilities:
Interest receivable on sales type leases	(184,591)	(4,561,000)
Collection of principal on sales type leases	2,444,151	1,305,124
Prepaid expenses	696,525	(14,083)
Other receivables	(461,789)	(509,529)
Accounts receivables	(159,283)	(2,408,924)
Notes receivable	967,144	(947,894)
Construction in progress	(7,130,851)	(3,233,251)
Accounts payable	2,611,011	1,576,876
Taxes payable	717,487	8,128,237
Interest payable on entrusted loan	10,093,477	7,638,951
Accrued liabilities and other payables	93,968	(458,541)

Net cash provided by (used in) operating activities	2,168,285	(285,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	-	(740,542)
Proceeds from issuance of common stock	2,689,190	-
Convertible note payable	1,000,000	-

Net cash provided by (used in) financing activities	3,689,190	(740,542)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(2,464,576)	3,103,535

NET INCREASE IN CASH AND EQUIVALENTS	3,392,899	2,077,890
CASH AND EQUIVALENTS, BEGINNING OF YEAR	49,830,243	47,752,353

CASH AND EQUIVALENTS, END OF YEAR	$53,223,142	$49,830,243

Supplemental cash flow data:
Income tax paid	$1,160,017	$1,815,010
Interest paid	$-	$14,614

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock		Paid in	Statutory	Other comprehensive	Retained earnings (accumulated		Noncontrolling
	Shares	Amount	capital	reserves	income (loss)	deficit)	Total	interest

Balance at January 1, 2017	8,310,198	$8,310	$111,789,166	$14,296,223	$(8,415,101)	$35,893,736	$153,572,334	$(132,431)

Net loss for year	-	-	-	-	-	(7,342,551)	(7,342,551)	(327,147)

Stock options issued	-	-	7,647	-	-	-	7,647	-

Transfer to statutory reserves	-	-	-	229,489	-	(229,489)	-	-

Foreign currency translation gain	-	-	-	-	9,275,654	-	9,275,654	(19,059)

Balance at December 31, 2017	8,310,198	8,310	111,796,813	14,525,712	860,553	28,321,696	155,513,084	(478,637)

Net loss for year	-	-	-	-	-	(65,996,898)	(65,996,898)	(3,203,657)

Issuance of common stock	1,985,082	1,985	2,687,205	-	-	-	2,689,190	-

Foreign currency translation loss	-	-	-	-	(5,481,483)	-	(5,481,483)	137,670

Balance at December 31, 2018	10,295,280	$10,295	$114,484,018	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but had no any operations since then nor any registered capital contribution was made.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer was completed on February 15, 2019.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867.31 ($0.53 million). The transfer was completed on January 22, 2019. The Company does not have any ownership in the Fund Management Company after this transaction.

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019. The Company owns 100% of Xi’an Zhonghong after the transaction.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor, as mutually agreed upon by Zhonghong. In addition, Chengli will provide the land for the CDQ WHPG systems at no cost to Zhonghong. The term of the Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed through acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”). This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company). Chengli, as a state-owned enterprise that is 100% owned by the local Power Supply Bureau, is not allowed to carry out the tertiary industry, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project. At present, the Company is negotiating with the new project owner on the lease term, settlement method and settlement price, but no agreement has been reached.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer was completed on January 22, 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of December 31, 2018, the Company had receivable from Zhongtai for $11.66 million (with bad debt allowance of $3.50 million). Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.66 million by the end of 2019 once they resume normal production.

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd. (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000), which must be contributed before October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) with registered capital of $30,000,000, to be paid within 10 years from the date the business license is issued. Yinghua is 100% owned by the Company and will be mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations as of the date of this report.

Formation of ShengYa Energy

On July 1, 2016, Xi’an Zhonghong incorporated a subsidiary, Xi’an ShengYa Energy Co., Ltd. (“ShengYa Energy”) with registered capital of $29.42 million (RMB 200,000,000), ShengYa Energy has not yet commenced operations nor has any capital contribution been made as of the date of this report.

Summary of Sales-Type Lease at December 31, 2018

As of December 31, 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) Shenqiu Phase II (9.5-year term). Shenqiu Phase I and Phase II was transferred to Mr. Chonggong Bai on February 15, 2019 (see Note 12).

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

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings, Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”) and Xi’an TCH’s subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), Zhonghong, 90% owned by Xi’an TCH, and Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2018 and 2017, respectively. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2018, the Company had accounts receivable of $15,252,162 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2017, the Company had accounts receivable of $15,858,804 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2018, the Company had bad debt allowance of $3,496,911 for Zhongtai due to not making the payment as scheduled.

Interest Receivable on Sales Type Leases

As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of December 31, 2017, the interest receivable on sales type leases was $9,619,278. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 ($7,274,872 for the Shenqiu systems and $22,001,786 for the Pucheng systems) due to lessees’ tight working capital and continuous delay in making the payment. As of December 31, 2017, the Company had bad debt allowance for net investment receivable of $1,802,822 for the Pucheng and Shenqiu systems.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded asset impairment loss of $28,429,789 for three projects for the year ended December 31, 2018, as described below.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement for Xi’an Zhonghong to transfer the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million), which transfer price was considered as the fair value of the project. The Company compared the carrying value and fair value of the Huayu project, and recorded asset impairment loss of $6,528,120 for the project.

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement for Xi’an Zhonghong to transfer Chengli CDQ WHPG station as the repayment of a loan for RMB 188,639,400 ($27.54 million) to HYREF. The transfer price was considered the fair value of the system. The Company compared the carrying value and fair value of the Chengli system, and recorded asset impairment loss of $8,124,968 for the system.

As of December 31, 2018, the progress of the Xuzhou Tian’an project is slow due to strict environmental protection policies, and management intends to transfer the project. The Company anticipated the transfer price to be around RMB 172,250,000.00 ($25.15 million), and believed it to be the fair market value of the project. The Company compared the carrying value and fair value of the Xian’an project, and recorded asset impairment loss of $13,776,701 for the project.

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

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of December 31, 2018 and December 31, 2017, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the year ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net loss	$(65,996,898)	$(7,342,551)

Weighted average shares outstanding – basic	8,658,267	8,310,198
Effect of dilutive securities:
Warrants granted	47,628	-
Options granted	-	155

Weighted average shares outstanding – diluted	8,705,895	8,310,353
Loss per share – basic	$(7.62)	$(0.88)
Loss per share – diluted *	$(7.62)	$(0.88)

* The basic and diluted loss per share are the same due to antidilutive options and warrants resulting from the Company’s net loss.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes that it will impact the accounting of the share-based awards granted to non-employees.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. NOTES RECEIVABLE – BANK ACCEPTANCE

As of December 31, 2018 and 2017, the Company had outstanding notes receivable on-hand of $0 and $979,462, respectively, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). The components of the net investment in sales-type leases as of December 31, 2018 and 2017 are as follows:

	2018	2017
Total future minimum lease payments receivable	$88,661,266	$99,155,214
Less: executory cost	(5,687,704)	(6,360,901)
Less: unearned interest	(19,398,707)	(23,730,094)
Less: realized interest income but not yet received	(9,336,141)	(9,619,278)
Less: allowance for net investment receivable	(29,276,658)	(1,802,822)
Investment in sales-type leases, net	24,962,056	57,642,119
Current portion	-	11,531,745
Noncurrent portion	$24,962,056	$46,110,374

As of December 31, 2018, the future minimum rentals to be received on non-cancelable sales-type leases by year are as follows:

2019	$36,251,311
2020	12,414,034
2021	12,414,034
2022	10,971,558
2023	6,644,132
Thereafter	9,966,197
Total	$88,661,266

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental and decorations, taxes, and consulting fees for the Company’s HYREF fund completed in July 2013. Before the HYREF Fund released the money to Zhonghong, Xi’an TCH paid 2% of the funds raised for Zhonghong, i.e. RMB 8.2 million ($1.2 million) to the Fund Management Company as a consulting fee, and shall pay such 2% on the amount of funds actually contributed as an annual management fee on every 365-day anniversary thereafter until Zhonghong fully repays the loan and the HYREF Fund no longer has an ownership interest in Zhonghong. The Company had $0.71 million prepaid consulting expenses as of December 31, 2017, respectively. The Company had $32,395 and $34,026 prepaid taxes as of December 31, 2018 and 2017, respectively.

6. OTHER RECEIVABLES

As of December 31, 2018, other receivables mainly consisted of (i) advances to third parties of $7,285, bearing no interest, payable upon demand, and tax and maintenance cost receivable of 1,528,368 for Xi’an TCH. As of December 31, 2017, other receivables mainly consisted of an advance to a third party of $7,652, bearing no interest, payable upon demand, and tax and maintenance cost receivable of 1,155,670 for Xi’an TCH.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $469 and $(176,481) equity-based investment income (loss) during the years ended December 31, 2018 and 2017, respectively.

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

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867.31 ($0.53 million). The transfer was completed on January 22, 2019. The Company had approximately $79,000 loss from the sale of a 40% equity interest in Fund Management Company.

8. CONSTRUCTION IN PROGRESS

Construction in progress was for constructing power generation systems. As of December 31, 2018 and 2017, the Company’s construction in progress included:

	2018	2017
Xuzhou Huayu	$23,778,899	$24,976,178
Xuzhou Tian’an	38,380,969	37,814,637
Boxing County Chengli	-	32,375,158
Less: assets impairment allowance	(19,577,691)	-
Total	$42,582,177	$95,165,973

As of December 31, 2018, the Company was committed to pay an additional $11.66 million for the Xuzhou Huayu project; however, on February 15, 2019, Zhonghong transferred Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Xuzhou Huayu Project (see Note 12).

As of December 31, 2018, the Company was committed to pay an additional $4.04 million for the Xuzhou Tian’an project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million and ready to be put into operation as of December 31, 2018; the owner of the Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”) in 2018. On January 22, 2019, Xi’an Zhonghong, transferred Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF (see Note 12).

9. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Income – current	$1,718,051	$1,097,768
VAT	1,666,695	1,145,363
Other	251,813	180,649
Total – current	3,636,559	2,423,780
Income – noncurrent	$6,390,625	$6,998,625

Income tax payable was approximately $8.11 million at December 31, 2018, including $1.21 million current and $6.39 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Employee training, labor union expenditure and social insurance payable	$844,997	$852,316
Consulting, auditing, and legal expenses	488,052	480,057
Accrued payroll and welfare	261,152	261,793
Other	23,796	24,150
Total	$1,617,997	$1,618,316

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

As of December 31, 2018 and 2017, deferred tax liability consisted of the following:

	2018	2017
Deferred tax asset — current (accrual of employee social insurance)	$186,779	$189,617
Deferred tax liability — current (net investment in sales-type leases)	(1,639,057)	(1,520,537)
Deferred tax liability, net of current deferred tax asset	$(1,452,278)	$(1,330,920)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$6,176,064	$7,675,645
Deferred tax asset — noncurrent (asset impairment loss)	15,003,497	450,706
Deferred tax asset — noncurrent (capitalized interest on CIP)	2,531,120	2,574,749
Deferred tax asset---noncurrent (interest income in sales-type leases)	658,307	-
Deferred tax asset---noncurrent (US NOL)	3,114,083	14,321,617
Deferred tax asset---noncurrent (PRC NOL)	1,617,861	-
Less: valuation allowance on deferred tax assets	(21,353,059)	(14,321,617)
Deferred tax assets --- noncurrent, net	7,747,873	10,701,100
Deferred tax liability — noncurrent (net investment in sales-type leases)	(9,335,941)	(11,527,594)
Deferred tax liability, net of noncurrent deferred tax assets	$(1,588,068)	$(826,494)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(3,040,346)	$(2,157,414)

12. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with a total fund size of RMB 460 million ($77 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB capital contribution made by Xi’an TCH. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan lent to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2018, the Company recorded interest expense of $5.19 million on this loan and $2.43 million penalty interest on past due loan, and capitalized $2.38 million interest to construction in progress. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, the Company worked out with the lender on an alternative repayment proposal on December 29, 2018 as described below. As of December 31, 2018, the interest payable for this loan was $17.47 million.

As of December 31, 2018, the future minimum repayment of all the loans including the entrusted loan to be made annually is as follows:

2019	$48,373,936
Total	$48,373,936

Repayment of HYREF loan

1.	Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met.

On January 22, 2019, Xi’an Zhonghong, completed the transfer of Chengli CDQ WHPG station to HYREF as the repayment of a loan for RMB 188,639,400 ($27.54 million) owed to HYREF. Xi’an TCH is a secondary limited partner of HYREF. The consideration of the CDQ WHPG station is determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018.

2.	Buy Bank Agreement

On December 29, 2018, Xi’an TCH, Xi’an Zhonghong, HYREF, Guohua Ku, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) entered into a Buy Back Agreement.

Pursuant to the Buy Back Agreement, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai (the “Buyers”) jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 5 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity will be the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., a subsidiary of Xi’an Hanneng is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements.

3.	Xi’an TCH transferred 40% ownership in the Fund Management Company to Hongyuan Huifu for partial payment of financial advisory fee

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”), pursuant to which Xi’an TCH agreed to transfer its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) to Hongyuan Huifu for consideration of RMB 3,453,867 ($504,000) (the “Fund Management Company Transfer Price”). On January 22, 2019, Xi’an TCH completed the 40% ownership transfer transaction.

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,667 ($2,672,000) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to off-set the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company will owe RMB 3,453,867 to Hongyuan Huifu, and Xi’an TCH will owe RMB 14,852,800 ($2,168,000) to the Fund Management Company.

4.	HYREF Fund transferred 10% ownership in Xi’an Zhonghong to Shanghai TCH

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($437,956). On January 22, 2019, Hongyuan Huifu completed the transfer of its 10% ownership in Xi’an Zhonghong o Shanghai TCH.

5.	Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million) and Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to the HYREF as repayment for the RMB 247,066,000 ($36.07 million) loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

On February 15, 2019, Xi’an Zhonghong completed the transfer of Xuzhou Huayu Project to Mr. Chonggong Bai for RMB 120,000,000 (US$17.52 million) and Xi’an TCH completed the transfer of Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng to HYREF as repayment by Xi’an Zhonghong for the RMB 247,066,000 ($36.07 million) loan to HYREE as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

13. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of December 31, 2018 and 2017, the balance of refundable deposits from customers for systems leasing for Pucheng and Shenqiu was $1,034,503 and $1,086,591, respectively.

14. RELATED PARTY TRANSACTIONS

As of December 31, 2018 and 2017, the Company had $41,168 and $43,623, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

The Note bears interest at 8%. All outstanding principal and accrued interest on the Note will become due and payable on July 11, 2020, subject to a potential one-year extension during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Purchaser has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company (“Purchase Price Date”) in the amounts of up to 50% of the amount outstanding during the nine month period after Purchase Price Date or any percentage of the amount outstanding under the Note at any time after the nine month anniversary of Purchase Price Date, with such redemption amounts paid in cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.

As of December 31, 2018, the Company had $1,031,849 convertible note payable, net of unamortized OID and unamortized debt issuing cost; and the Company had $40,572 accrued interest on this convertible note. During the year ended December 31, 2018, the Company amortized OID of $11,849 and loan issuing cost of $4,740.

16. SHARES ISSUED FOR EQUITY FINANCING

On October 29, 2018, China Recycling Energy Corporation entered into Securities Purchase Agreements with certain purchasers, pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 1,985,082 shares of the Company’s common stock.  The Shares will be sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant (“Investor Warrants”) to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for a purchase price of $0.125 per Warrant and gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Warrants will be exercisable on the date of issuance at an initial exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC is acting as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and will receive a fee equal to 7.0% of the gross proceeds received by the Company from the offerings, up to $75,000 for certain expenses and warrants to purchase the Company’s Common Stock in an amount equal to 7% of the Company’s Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

The warrants issued in this private placement are classified as equity instruments. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the fair value of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years for Investor Warrants and 5 years for Placement Agent Warrants, volatility of 98%, risk-free interest rate of 2.91% and dividend yield of 0%. The fair value of the warrants issued to investors at grant date was $2,499,238, and the fair value of the warrants issued to the placement agent at grant date was $161,027.

Following is a summary of the warrant activity for the year ended December 31, 2018:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Granted	2,124,038	$1.41	5.47
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	2,124,038	$1.41	5.29
Exercisable at December 31, 2018	2,124,038	$1.41	5.29

17. NONCONTROLLING INTEREST

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

In addition, the HYREF Fund was 16.3% owned by Xi’an TCH and 1.1% owned by the Fund Management Company, and the Fund Management Company was 40% owned by Xi’an TCH as described in Note 7, which resulted in an additional indirect ownership of Xi’an TCH in Zhonghong of 1.7%; accordingly, the ultimate non-controlling interest (HYREF Fund) in Zhonghong became 8.3%. During the years ended December 31, 2018, the Company had losses of $3,203,657 and $327,147 that were attributable to the noncontrolling interest, respectively.

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($437,956). On January 22, 2019, HYREF completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH. The Company had approximately $3.98 million loss from the purchase of a 10% equity interest in Xi’an Zhonghong.

18. INCOME TAX

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of December 31, 2018, had net operating loss (“NOL”) carry forwards for income taxes of $14.83 million, which may be available to reduce future years’ taxable income as NOLs can be carried forward up to 20 years from the year the loss is incurred. Our management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2018, the Company’s PRC subsidiaries had $6.47 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
U.S. statutory rates	(21.0)%	34.0%
Tax rate difference – current provision	(4.0)%	(13.5)%
Other	(0.1)%	-%
Tax rate change for future deferred tax items	-%	30.6%
Prior periods income tax adjustment per income tax return filed	-%	(4.2)%
Section 965 one-time transition tax	-%	2,046.7%
Permanent differences	-%	1.0%
Valuation allowance on PRC NOL	28.9%	63.2%
Valuation allowance on US NOL	0.2%	16.3%
Tax per financial statements	4.0%	2,174.1%

The provision for income taxes expense for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Income tax expense – current	$1,604,473	$9,101,026
Income tax expense (benefit) – deferred	1,022,985	(1,061,548)
Total income tax expense	$2,627,428	$8,039,476

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

19. STOCK-BASED COMPENSATION PLAN

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

The Company recorded $0 and $7,647 compensation expense for stock options to employees during years ended December 31, 2018 and 2017, respectively.

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

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at January 1, 2017	4,000	$10.2	3.77
Exercisable at January 1, 2017	4,000	10.2	3.77
Granted	5,000	1.6	10
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2017	9,000	5.4	6.41
Exercisable at December 31, 2017	9,000	5.4	6.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2018	9,000	$5.4	5.41
Exercisable at December 31, 2018	9,000	$5.4	5.41

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2018.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2018

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

22. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance.

On August 2, 2018, the Company entered into a lease for its office use in Beijing with a term from August 4, 2018 through August 3, 2020. The monthly rent is RMB 22,000 ($3,205) with quarterly payment in advance.

At December 31, 2018, the future annual rental payment is as follows:

December 31, 2019	$107,095
November 30, 2020	85,194

For the years ended December 31, 2018 and 2017, the rental expense of the Company was $83,394 and $197,143, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Tianyu (and its subsidiaries Xuzhou Tian’an and Xuzhou Huayu), Note 8 for commitments on construction in progress.

23. SUBSEQUENT EVENTS

Convertible Notes / Promissory Notes

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) in the amount of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on January 30, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note (the “Note”) in the amount of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note was sold to the Purchaser pursuant to an exemption from registration under Regulation D, promulgated under the Securities Act of 1933, as amended. The Note bears interest at 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two Original Notes with two new promissory notes (the “Exchange Notes”). All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at the rate of 8% per annum and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six (6) months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter.

Private Placement in February 2019

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

Registered Direct Offering in April 2019

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers, pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 2,359,272 shares of common stock.  The Shares will be sold to the Purchasers at a negotiated purchase price of $0.80 per share, for aggregate gross proceeds to the Company of $1,887,417, before deducting placement agent fees and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company is also issuing to the each of the Purchasers a warrant to purchase 0.75 of a share of the Company’s Common Stock for each share purchased under the Purchase Agreement, or 1,769,454 warrants in the aggregate. The Warrants will be exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $0.9365 per share and will expire on the five and one-half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC is acting as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and will receive an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offerings, an aggregate of up to $75,000 for certain expenses, $10,000 for clearing expenses and warrants to purchase our Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 165,149 shares of Common Stock , on substantially the same terms as the Warrants, except that the Placement Agent Warrants shall have an initial exercise price of $1.00 per share, shall be exercisable commencing on the later of (i) six months of the issuance date or (ii) the date on which the Company increases the number of its authorized shares, and shall expire on April 15, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (“ICFR”) (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2018, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

(1)	The following Financial Statements are filed as a part of this report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

(iii)	Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2017.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and December 31, 2017.

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017.

(vi)	Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits. Please see the list of exhibits set forth on our Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 16, 2019	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer, Principal Executive Officer

Date: April 16, 2019	By:	/s/ Binfeng Gu
Binfeng Gu
Chief Financial Officer, Principal Financial Officer and Secretary

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019.

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

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 000-12536 unless otherwise stated) are incorporated herein by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.4	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).*

10.5	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.6	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.8	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.12	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.13	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015)*.

10.14	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.15	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.16	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.17	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.18	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.20	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.21	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi'an Zhonghong, Xi'an TCH, the HYREF, Guohua Ku and Chonggong Bai. †

10.22	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi'an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi'an Hanneng. †

10.23	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. †

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. †

10.25	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. †

10.26	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019. †

10.27	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.28	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries†

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Registered Public Accounting Firm. †

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. †

31.2	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

* Management contract, compensatory plan or arrangement.

† Exhibits filed herewith.