Form 10-K/A
period 2018-12-31
CHINA RECYCLING ENERGY CORP
filed 2019-04-29
CIK 721693

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

As of April 24, 2019, the registrant had 16,106,498 shares of Common Stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-K

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on April 16, 2019 (the “Original Filing”), by China Recycling Energy Corporation, a Nevada corporation (the “Company”, “we” or “us”). We are filing this Amendment to present the information required by Part III of the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing K other than as expressly indicated in this Amendment.

Unless the context otherwise requires, when we use the terms “we,” “us,” “our” and “the Company,” we mean China Recycling Energy Corporation, a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”) and Xi’an TCH’s 90% and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and director nominees as of April 24, 2019:

Name	Age	Position
Guohua Ku	57	Chief Executive Officer, Director and Chairman of the Board
Binfeng (Adeline) Gu	41	Chief Financial Officer and Secretary
Xiaoping Guo(1)	66	Director (Independent)
Geyun Wang	50	Director, Vice President
Xiaogang Zhu(1)(2)	64	Director (Independent)
LuLu Sun(1)	40	Director (Independent)

(1)	Member or nominee, as applicable, of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

(2)	Mr. Xiaogang Zhu is a former employee of the Company. Our Board has determined that, as of the date of the 2019 Annual Meeting, Mr. Zhu will be “independent” under the independence requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by NASDAQ Rule 5605(a)(2).

Mr. Guohua Ku was appointed as a director and our Chief Executive Officer as of December 10, 2008. He was elected Chairman of the Board as of April 1, 2009. Prior to joining the Company, Mr. Ku served as a Senior Engineer for Yingfeng Technology from 2003 to 2007. From 1979 to 2003, Mr. Ku served in multiple capacities for Shaanxi Blast Air Blower (Group) Co., Ltd., with his last position serving as a Senior Engineer. Mr. Ku’s experience as our Chief Executive Officer, as well as Chairman of the Board, and extensive scientific and operational knowledge and expertise qualifies him to serve as Chairman of the Board and led the Board to conclude that he should be nominated to serve another term as a director.

Ms. Adeline Gu was appointed as the Company’s Chief Financial Officer and Secretary on September 28, 2016. Ms. Gu has been serving as the director of the office of Board of Directors of the Company from August, 2012 to September 27, 2016. She was the Investor Relations Director from December 2007 to August 13, 2012 and Investor Relations Director Assistant from March 2006 to December 2007 of China Natural Gas, Inc. From October 2005 to March 2006, Ms. Gu was the Interpreter of Xi’an Equity Exchange & Shaanxi Watson Biology Gene Technology Co., Ltd. Ms. Gu studied at Northwest University of China from September, 1995 to June, 1999 and received her bachelor degree, majoring in English. Ms. Gu has held a Chinese Accounting Certificate since 2000.

Mr. Xiaoping Guo was first appointed as a director on June 1, 2017 by the board to fill a pending vacancy. Mr. Guo has served as the assistant to the president of Datang New Energy Co., Ltd., since 2010. Mr. Guo received his bachelor degree from the Xi’an Jiaotong University in 1977, and his master’s degree in systems engineering from the same school in 2000. Mr. Guo’s extensive project engineering and development experience, as well as his management experience, qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Mr. Geyun Wang was initially elected as a director at the 2014 Annual Meeting, and he also serves as a Vice President of the Company. Mr. Wang is responsible for the procurement of engineering equipment and tendering for project construction, as well as supervision of installation and commissioning for EPC projects. Mr. Wang was the Deputy General Manager of our subsidiary Xi'an TCH Energy Technology Co., Ltd. between 2007 and 2015 and he was appointed as a Vice President of the Company in 2015. Prior to this position, from 2001 to 2007, Mr. Wang served as the Vice President of Sales of Shaanxi Baoji Hongguang Iron & Steel Co., Ltd., where he was responsible for sales of steel products. Mr. Wang received his bachelor degree from Northwestern Polytechnical University in 1988. Mr. Wang’s extensive project construction and management experience, as well as his extensive industry and market expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Mr. Xiaogang Zhu was first appointed as a director on June 1, 2017 by the board to fill a pending vacancy. Mr. Zhu has served as a financial consultant to Shaanxi Coal Chemical Engineering New Energy Co., Ltd., since May 2014. From December 2007 until May 10, 2014, Mr. Zhu served as the Company’s accounting manager and vice president of accounting. Prior to that, Mr. Zhu was the Chief Financial Officer of China Natural Gas, Inc., from 2005 to 2007, and as the vice president of Xi’an Dapeng Biological Technology Co., Ltd. from 2000 to 2005. Mr. Zhu received his bachelor degree in accounting from Shaanxi University of Finance and Economics in 1992. Mr. Zhu’s significant financial expertise qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Ms. LuLu Sun was first appointed as a director on August 5, 2015 by the board to fill a pending vacancy. Ms. Sun serves as Marketing Director for Net Engine Power Tech. Ltd. Co. in China from June 2013 to present and she was the New Media Business Development Director for Rayli Magazine in China from June 2009 to May 2013. From July 2002 to May 2009, Ms. Sun was the Business Development Project Manager for Sina Mobile in China. Ms. Sun's extensive experience in marketing and business development in China qualifies her to serve on our Board and led the Board to conclude that she should be nominated as a director.

CORPORATE GOVERNANCE

Leadership Structure and Role in Risk Oversight

The Company’s current board leadership structure separates the board chair and principal executive officer roles into two positions. Mr. Ku has served as both Chairman of the Board and CEO of the Company since April 1, 2009. Our Board continues to believe there are important advantages to Mr. Ku serving in both roles at this time. Mr. Ku is the director most familiar with our business and industry and is best situated to propose Board agendas and lead Board discussions on important matters. Mr. Ku provides a strong link between management and the Board, which promotes clear communication and enhances strategic planning and implementation of corporate strategies. Another advantage is the clarity of leadership provided by one person representing us to employees, stockholders and other stakeholders. The Board has not named a lead independent director.

Our Board is responsible for oversight of the Company’s risk management practices while management is responsible for the day-to-day risk management processes. In the Board’s opinion, this division of responsibilities is the most effective approach for addressing the risks facing the Company. The Board receives periodic reports from management regarding the most significant risks facing the Company. In addition, the Audit Committee assists the Board in its oversight of our risk assessment and risk management policies. Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management, our internal auditing department and our Board.

Diversity

The Board does not have a formal policy with respect to Board nominee diversity. In recommending proposed nominees to the full Board, the Corporate Governance and Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve our business objectives in the current environment. In particular, the Corporate Governance and Nominating Committee is focused on relevant subject matter expertise, depth of knowledge in key areas that are important to us, and diversity of thought, background, perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics pursued by us.

Director Independence

Xiaoping Guo, LuLu Sun and Xiaogang Zhu are our only non-employee directors, and our Board has determined that each of them is independent pursuant to the listing rules of NASDAQ. All of the members of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined in NASDAQ Rule 5605(a)(2). As required under applicable NASDAQ listing standards, in the 2017 fiscal year, our independent directors met twice in regularly scheduled executive sessions at which only our independent directors were present.

Mr. Xiaogang Zhu, a nominee for director, is a former employee of the Company. Our Board has determined that, as of the date of the 2019 Annual Meeting, Mr. Zhu will be “independent” under the independence requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by NASDAQ Rule 5605(a)(2).

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2018, the Board held 2 meetings and acted through unanimous consent on 8 different occasions. In addition, the Audit Committee held 4 meetings; the Corporate Governance and Nominating Committee held 1 meeting; and the Compensation Committee held 1 meeting. During the year ended December 31, 2018, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance. Some of our then-sitting Board members attended the 2018 Annual Meeting.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Xiaoping Guo, Xiaogang Zhu and LuLu Sun. Ms. LuLu Sun is the chairman of our Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees all aspects of the Company’s corporate governance functions on behalf of the Board, including identifying individuals qualified to become directors, recommending to the Board the selection of director nominees for each meeting of the stockholders at which directors are elected and overseeing the monitoring and evaluation of the Company’s corporate governance practices. The Corporate Governance and Nominating Committee reviewed the performance of all of the current members of the Board and determined and recommended to the Board that all of the current directors should be nominated for re-election. No other candidates were recommended or evaluated. The Corporate Governance and Nominating Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Selection of Board Nominees

Our Corporate Governance and Nominating Committee is responsible for identifying, selecting and evaluating Board candidates. From a general perspective, candidates are reviewed in the context of the existing Board members, our operating requirements and the long-term interests of our stockholders. In selecting candidates for appointment or re-election to the Board, the Corporate Governance and Nominating Committee of the Board considers the following criteria: (i) personal and professional ethics and integrity, including a reputation for integrity and honesty in the business community; (ii) experience as an executive officer of companies or as a senior leader of complex organizations, including scientific, government, financial or technological organizations; (iii) financial knowledge, including an understanding of finance, accounting, the financial reporting process, and company measures for operating and strategic performance; (iv) ability to critically and independently evaluate business issues, contributing diverse perspectives or viewpoints, and making practical and mature judgments; (v) a genuine interest in the Company, and the ability to spend the time required to make substantial contributions as a director; and (vi) no conflict of interest or legal impediment that would interfere with the duty of loyalty to the Company and its stockholders. In addition, the Corporate Governance and Nominating Committee reviews the qualifications of the directors to be appointed to serve as members of the Audit Committee to ensure that they meet the financial literacy and sophistication requirements under the NASDAQ rules and that at least one of them qualifies as an “audit committee financial expert” under the rules of the SEC.

Audit Committee

The Audit Committee currently consists of Xiaoping Guo, Xiaogang Zhu and LuLu Sun, each of whom is independent under NASDAQ listing standards. Xiaogang Zhu serves as chairman of our Audit Committee.

The Board determined that Mr. Zhu qualifies as an “audit committee financial expert,” as defined by NASDAQ Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Zhu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by MJF and Associates, APC to the Company are permissible under applicable laws and regulations. During fiscal year 2018, all services requiring pre-approval and performed by the Company's accounting firm, MJF and Associates, APC, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Xiaogang Zhu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and (iv) to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2018, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of NASDAQ and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

All members of the Compensation Committee are independent directors. With the exception of Mr. Xiaogang Zhu, no current member of our Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by writing to the attention of Ms. Adeline Gu, our Chief Financial Officer, at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, 710075 China.

Code of Ethics

We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our Code of Business Conduct and Ethics is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports and on information provided by the reporting persons, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2018, except for the following: Mr. Bohan Zhang did not file a Form 4 reporting the sale of 2,900 shares on August 20, 2018, and Mr. Genyun Wang did not file a Form 4 reporting the sale of 30,000 shares in August, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2018 and 2017, by those individuals who served as our Chief Executive Officer, or Chief Financial Officer during any part of fiscal year 2018 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guohua Ku (1)	2018	33,078	--	--	--	--	--	--	--
Chief Executive Officer and	2017	33,078	--	--	Nil	--	--	--	33,078
Chairman of the Board

Adeline Gu (2)	2018	22,052	--	--	--	--	--	--	--
Chief Financial	2017	18,376	--	--	7,647	--	--	--	26,023
Officer and Secretary

Geyun Wang (3)	2018	27,565	--	--	--	--	--	--	--
Vice President	2017	27,565	--	--	Nil	--	--	--	27,565

(1)	Guohua Ku was appointed as Chief Executive Officer of the Company on December 10, 2008.

(2)	Adeline Gu was appointed as Chief Financial Officer and Secretary of the Company on September 28, 2016.

(3)	Geyun Wang was appointed as Vice President of the Company on April 10, 2014.

(4)	Reflects the aggregate grant date fair value of the applicable stock option, calculated in accordance with Accounting Standards Codification Topic 718.

Narrative to Summary Compensation Table

In fiscal year 2018, the primary components of our executive compensation programs were base salary and equity compensation. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008. The agreement had a two-year term, starting December 10, 2008, that included a one-month probationary period. In accordance with the terms and conditions of Mr. Ku’s employment agreement, on December 10, 2010, 2014, December 10, 2016, and, more recently, on December 10, 2018, the Company and Mr. Ku agreed to renew Mr. Ku’s employment agreement for an additional two-year term. Mr. Ku receives a salary of RMB 216,000 ($33,078) annually for his service as CEO. The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring. Mr. Ku has the right to resign at any time upon a 30 day written notice to the Company.

In connection with her appointment as Chief Financial Officer and Secretary, the Company entered into an employment agreement with Ms. Gu on September 28, 2016. Pursuant to the terms of the employment agreement, Ms. Gu will receive compensation in the amount of RMB 10,000 (approximately $1,538) per month plus stock options for no less than 5,000 shares of common stock of the Company each year to be issued under the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) with the specific terms of the options to be determined by the Compensation Committee of the Board in the future. The term of the employment agreement is for two years, starting on September 28, 2016. The Compensation Committee approved the grant of an option to Ms. Gu to purchase 5,000 shares of the Company’s common stock on April 27, 2017. On September 28, 2018, the Company and Ms. Gu agreed to renew Ms. Gu’s employment agreement for an additional two-year term. Ms. Gu receives a salary of RMB 144,000 ($22,052) annually for her service as CFO.

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 1,246,261 shares, as adjusted following the Company’s 1-for-10 reverse stock split of the Company’s authorized shares of Common Stock, effective in May 2016. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares.

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

2015 Plan

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 1,246,261 shares, as adjusted following the Company’s 1-for-10 reverse stock split of the Company’s authorized shares of Common Stock, effective in May 2016. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan's effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. A total of 5,000 shares underlying options were granted to an executive officer under the 2015 Equity Plan as of December 31, 2018.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2018 fiscal year to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

LuLu Sun (2)	$12,000						$12,000

Xiaoping Guo (3)	$12,000						$12,000

Xiaogang Zhu (3)	$12,000						$12,000

(1)	In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives a monthly Board fee of $1,000. Non–employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock option exercises by non-employee directors in fiscal year 2018. There were no option awards outstanding as of December 31, 2018, for any of the non-employee directors.

(2)	Ms. LuLun Sun was appointed to the Board on August 5, 2015.

(3)	Messrs. Guo and Zhu were appointed as directors effective June 1, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information provided to us by each of the following as of April 24, 2019 (unless otherwise indicated) regarding their beneficial ownership of our common stock:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and named executive officers;

●	each of our officers and directors that served in such capacity during 2018, but no longer served in that capacity at the end of the fiscal year; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and sole investment power with respect to the shares set forth opposite each person’s or entity’s name. The address for each director and executive officer is 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, China 710075.

	Common Stock
	Beneficially Owned
Beneficial Owner	Number of Shares		Percent of Class
Guohua Ku	2,644,764		16.42%
Great Essential Investment, Ltd. (2)	1,600,000		9.93%
Bohan Zhang	47,270		*
Adeline Gu	5,000	(1)	*
Geyun Wang	--		*
Xiaoping Guo	--		*
Xiaogang Zhu	--		--
LuLu Sun	--		--
All executive officers and directors as a group (7 persons)	2,692,034		16.71%

*	Less than one percent (1%) of outstanding shares.

(1)	Represents 5,000 shares of common stock subject to currently exercisable stock options.

(2)	The address for Great Essential Investment, Ltd. is Akara Building, 24 De Castro Street, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of our common stock that may be issued under the 2015 Plan, as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,000	$--	1,241,261
Equity compensation plans not approved by security holders	--	--	--
Total	9,000	$--	1,241,261

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has not implemented a written policy concerning the review of related party transactions; however, the Company’s policy is that the Audit Committee must review related party transactions and Board must approve all related party transactions. Further, all material related party transactions will be made or entered into on terms that are no less favorable to us than can be obtained from unaffiliated third parties.

A “related party transaction” is a transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company (including any of our subsidiaries) was, is or will be a participant, the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect interest.

As of December 31, 2018, the Company had $41,168 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by MJF and Associates, APC for the fiscal years ended December 31, 2018 and 2017 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the integrated audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees	$190,945	$171,113.23
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$190,945	$171,113.23

Audit Fees for the fiscal years ended December 31, 2018 and 2017 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which include audits in connection with acquisitions.

Tax Fees are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees are fees billed by the independent accountant for products and services not included in the foregoing categories.

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of MJF and Associates, APC.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The pre-approval policy is detailed as to the particular service or category of services and is subject to a specific budget. The services include the engagement of the independent registered public accounting firm for audit services, audit-related services, and tax services.

If we need to engage the independent registered public accounting firm for other services, which are not considered subject to the general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. If the timing of the project requires an expedited decision, then the Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve such engagement, subject to fee limitations. The Chairman must report all such pre-approvals to the entire Audit Committee for ratification at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment.

Exhibit Index

Exhibit No.	Description

31.3	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 29, 2019	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer, Principal Executive Officer

Date: April 29, 2019	By:	/s/ Binfeng Gu
Binfeng Gu
Chief Financial Officer, Principal Financial Officer and Secretary