Form 10-Q
period 2019-03-31
CHINA RECYCLING ENERGY CORP
filed 2019-05-20
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CREG	Nasdaq Stock Market

The number of shares outstanding of the registrant’s Common Stock, as of May 16, 2019 was 16,106,498.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$57,099,604	$53,223,142
Accounts receivable, net	49,395,722	11,755,251
Interest receivable on sales type leases	5,434,301	9,336,140
Prepaid expenses	33,019	32,395
Other receivables	1,073,450	1,559,116

Total current assets	113,036,096	75,906,044

NON-CURRENT ASSETS
Investment in sales-type leases, net	11,348,582	24,962,056
Long term investment	-	475,635
Long term deposit	16,278	15,971
Property and equipment, net	28,019,164	27,495,049
Construction in progress	25,581,050	42,582,177

Total non-current assets	64,965,074	95,530,888

TOTAL ASSETS	178,001,170	$171,436,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,345,407	$5,591,876
Taxes payable	5,146,375	3,636,559
Accrued liabilities and other payables	1,177,292	1,617,997
Due to related parties	41,159	41,168
Interest payable on entrusted loans	19,714,466	17,473,492
Current portion of entrusted loan payable	49,305,710	48,373,936

Total current liabilities	81,730,409	76,735,028

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	-	1,016,589
Accrued interest on notes	20,942	40,572
Income tax payable	6,390,625	6,390,625
Deferred tax liability, net	563,309	3,040,346
Notes payable, net of unamortized OID	2,006,250	-
Long term payable	445,534	-
Refundable deposit from customers for systems leasing	564,342	1,034,503

Total noncurrent liabilities	9,991,002	11,522,635

Total liabilities	91,721,411	88,257,663

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 13,747,226 shares and 10,295,280 shares issued and outstanding as of March 31, 2019 and December 31, 2018 , respectively	13,747	10,295
Additional paid in capital	114,168,100	114,484,018
Statutory reserve	14,739,072	14,525,712
Accumulated other comprehensive loss	(2,810,304)	(4,620,930)
Accumulated deficit	(39,830,856)	(37,675,202)

Total Company stockholders’ equity	86,279,759	86,723,893

Noncontrolling interest	-	(3,544,624)

Total equity	86,279,759	83,179,269

TOTAL LIABILITIES AND EQUITY	$178,001,170	$171,436,932

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018

Revenue
Contingent rental income	$621,174	$1,422,831

Interest income on sales-type leases	174,235	1,606,615

Total operating income	795,409	3,029,446

Operating expenses
Bad debt expense	108,396	99,879
General and administrative	1,334,424	1,406,352

Total operating expenses	1,442,820	1,506,231

Income (loss) from operations	(647,411)	1,523,215

Non-operating income (expenses)
Loss on note conversion	(893,958)	-
Loss on disposal of systems	(1,257,170)	-
Interest income	41,112	37,204
Interest expense	(1,932,105)	(1,424,628)
Other income (expenses), net	356,367	(1,741)

Total non-operating expenses, net	(3,685,754)	(1,389,165)

Income (loss) before income tax	(4,333,165)	134,050
Income tax expense (benefit)	(2,390,871)	339,545

Loss before noncontrolling interest	(1,942,294)	(205,495)

Less: loss attributable to noncontrolling interest	-	(91,258)

Net loss attributable to China Recycling Energy Corporation	(1,942,294)	(114,237)

Other comprehensive items
Foreign currency translation gain attributable to China Recycling Energy Corporation	1,810,626	6,405,278
Foreign currency translation loss attributable to noncontrolling interest	-	(21,922)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(131,668)	$6,291,041

Comprehensive loss attributable to noncontrolling interest	$-	$(113,180)

Basic weighted average shares outstanding	12,065,716	8,310,198
Diluted weighted average shares outstanding	12,065,716	8,310,198

Basic loss per share	$(0.16)	$(0.01)
Diluted loss per share	$(0.16)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(1,942,294)	$(205,495)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	-	42
Amortization of OID and debt issuing costs of convertible note	59,661	-
Bad debt expense	108,396	99,879
Loss on disposal of 40% ownership of Fund Management Co	47,506	-
Investment loss	-	4,144
Loss on transfer of Chengli Boxing system	638,167	-
Loss on transfer of Xuzhou Huayu system	405,959	-
Loss on transfer of Shenqiu Phase I & II systems	213,044	-
Loss on disposal of fixed assets	293	-
Loss on note conversion	893,958	-
Changes in deferred tax	(2,530,614)	(118,450)
Changes in assets and liabilities:
Interest receivable on sales type leases	(174,235)	(471,136)
Collection of principal on sales type leases	-	992,791
Prepaid expenses	-	300,790
Other receivables	(144,398)	(62,605)
Accounts receivables	(720,561)	(742,756)
Notes receivable	-	384,148
Construction in progress	-	(827,120)
Accounts payable	1,156,480	(107,562)
Taxes payable	234,534	124,592
Interest payable on entrusted loan	1,900,658	1,954,355
Accrued liabilities and other payables	(430,025)	(66,998)
Refundable deposit for systems leasing	(489,123)	-

Net cash provided by (used in) operating activities	(772,594)	1,258,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	5,188	-

Net cash provided by investing activities	5,188	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	2,000,000	-
Issuance of common stock	1,620,800	-

Net cash provided by financing activities	3,620,800	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	1,023,068	2,119,524

NET INCREASE IN CASH AND EQUIVALENTS	3,876,462	3,378,143
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	53,223,142	49,830,243

CASH AND EQUIVALENTS, END OF PERIOD	$57,099,604	$53,208,386

Supplemental cash flow data:
Income tax paid	$-	$441,099
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common stock		Paid in	Statutory	Other Comprehensive	Retained		Noncontrolling
	Shares	Amount	Capital	Reserves	Income	Earnings	Total	interest

Balance at December 31, 2017	8,310,198	$8,310	$111,796,813	$14,525,712	$860,553	$28,321,696	$155,513,084	$(478,637)

Net loss for the quarter	-	-	-	-	-	(114,237)	(114,237)	(91,258)

Transfer to statutory reserves	-	-	-	75,990	-	(75,990)	-	-

Foreign currency translation gain	-	-	-	-	6,405,278	-	6,405,278	(21,922)

Balance at March 31, 2018	8,310,198	$8,310	$111,796,813	$14,601,702	$7,265,831	$28,131,469	$161,804,125	$(591,817)

	Common stock		Paid in	Statutory	Other Comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total	Interest

Balance at December 31, 2018	10,295,820	$10,295	$114,484,018	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

Issuance of common stock	1,600,000	1,600	1,619,200	-	-	-	1,620,800	-

Conversion of note payable into shares	1,851,946	1,852	2,013,124	-	-	-	2,014,976	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Net loss for the quarter	-	-	-	-	-	(1,942,294)	(1,942,294)	-

Transfer to statutory reserves	-	-	-	213,360	-	(213,360)	-	-

Foreign currency translation gain	-	-	-	-	1,810,626	-	1,810,626	-

Balance at March 31, 2019	13,747,766	$13,747	$114,168,100	$14,739,072	$(2,810,304)	$(39,830,856)	$86,279,759	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

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

In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but there have not been any operations since then nor has any registered capital contribution been made.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer of the projects was completed on February 15, 2019. The Company recorded $213,044 loss from the transfer.

The Fund Management Company

On June 25, 2013, Xi’an TCH and HongyuanHuifu Venture Capital Co. Ltd. (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and had a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and HongyuanHuifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed to invest in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) WHPG stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH transferred its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867 ($0.53 million). The transfer was completed on January 22, 2019. The Company recorded approximately $47,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company does not have any ownership in the Fund Management Company after this transaction.

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019. The Company owns 100% of Xi’an Zhonghong after the transaction.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third-party contractor, as mutually agreed upon by Zhonghong. In addition, Chengli will provide the land for the CDQ WHPG systems at no cost to Zhonghong. The term of the Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per kilowatt hour (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”) in March 2014. This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company). Chengli, as a state-owned enterprise that is 100% owned by the local Power Supply Bureau, is no longer allowed to carry out business activities, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer of the Station was completed on January 22, 2019, the Company recorded $638,166 loss from this transfer.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of overcapacity and pollution of the iron and steel and related industries, the Chinese government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location, in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations. Due to the stricter administration of environmental protection policies and recent increases in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing similar situations of suspended production while they rectify technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the second quarter of 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer of the project was completed on February 15, 2019. The Company recorded $405,959 loss from this transfer. As of March 31, 2019, Mr. Chonggong Bai is in the process of transferring all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment. As of March 31, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed. Accordingly, the Company is currently working with all the relevant parties to enter a supplemental agreement to extend the due date of equity share transfer of Xi’an Hanneng to July 31, 2019 when Xi’an Hanneng obtained the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unrepaid at March 31, 2019.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of March 31, 2019 and December 31, 2018, the Company had receivable from Zhongtai for $11.88 million (with bad debt allowance of $3.56 million). Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.88 million by the end of October 2019, once they resume normal production.

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

Summary of Sales-Type Leases at March 31, 2019

As of March 31, 2019, the Company had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively).

The consolidated interim financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects was recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations.

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

Accounts Receivable

As of March 31, 2019, the Company had gross accounts receivable of $52,959,990; of which, $36.69 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai but waiting for completion of transfer Mr. Bai’s all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF; $11.88 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $4.39 million accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2018, the Company had accounts receivable of $15,252,162 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of March 31, 2019, and December 31, 2018, the Company had bad debt allowance of $3,564,268 and $3,496,911 for Zhongtai due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of March 31, 2019, the interest receivable on sales type leases was $5,434,301, mainly from recognized but not yet collected interest income for the Pucheng systems. As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly from recognized but not yet collected interest income for the Pucheng and Shengqiu systems. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2019, the Company had bad debt allowance for net investment receivable of $22,534,192 for the Pucheng systems. As of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 ($7,274,872 for the Shenqiu systems and $22,001,786 for the Pucheng systems) due to lessees’ tight working capital and continuous delay in making the payment.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded nil asset impairment loss for the three months ended March 31, 2019. The Company recorded asset impairment loss of $28,429,789 for three projects for the year ended December 31, 2018, as described below.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement for Xi’an Zhonghong to transfer the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million), which transfer price was considered as the fair value (“FV”) of the project. The Company compared the carrying value and FV of the Huayu project, and recorded asset impairment loss of $6,528,120 for the project for the year ended December 31, 2018.

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement for Xi’an Zhonghong to transfer Chengli CDQ WHPG station as the repayment of a loan for RMB 188,639,400 ($27.54 million) to HYREF. The transfer price was considered the FV of the system. The Company compared the carrying value and FV of the Chengli system, and recorded asset impairment loss of $8,124,968 for the system for the year ended December 31, 2018.

As of December 31, 2018 and as of this report date, the progress of the Xuzhou Tian’an project is slow due to strict environmental protection policies. The Company estimated the FV of the Xuzhou Tian’an project to be around RMB 172,250,000.00 ($25.58 million). The Company compared the carrying value and FV of the Tian’an Project, and recorded asset impairment loss of $13,512,592 for the project for the year ended December 31, 2018.

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

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the three months ended March 31, 2019, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

As of March 31, 2019 and December 31, 2018, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three months Ended March 31,
	2019	2018
Net loss	$(1,942,294)	$(114,237)

Weighted average shares outstanding – basic	12,065,716	8,310,198
Effect of dilutive securities:
Warrants granted	-	-
Options granted	-	-

Weighted average shares outstanding – diluted	12,065,716	8,310,198
Loss per share – basic	$(0.16)	$(0.01)
Loss per share – diluted *	$(0.16)	$(0.01)

*	The basic and diluted loss per share are the same due to antidilutive options and warrants resulting from the Company’s net loss.

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

Reclassification

Certain prior period balance sheet accounts have been reclassified for the purpose of consistency with the current year’s presentation.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on CFS on January 1, 2019 and concluded the adoption of this new AUS did not have a material impact to the Company’s CFS.

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

3. NOTES RECEIVABLES – BANK ACCEPTANCE

From time to time, the Company has some notes receivables, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment. As of March 31, 2019 and December 31, 2018, the Company had outstanding notes receivable on-hand of $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). The components of the net investment in sales-type leases as of March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
Total future minimum lease payments receivable	$58,513,403	$88,661,266
Less: executory cost	(3,753,690)	(5,687,704)
Less: unearned interest	(15,442,638)	(19,398,707)
Less: realized interest income but not yet received	(5,434,301)	(9,336,141)
Less: allowance for net investment receivable	(22,534,192)	(29,276,658)
Investment in sales-type leases, net	11,348,582	24,962,056
Current portion	-	-
Noncurrent portion	$11,348,582	$24,962,056

On February 15, 2019, Xi’an TCH transferred Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. As of March 31, 2019, the future minimum rentals to be received on non-cancelable sales-type leases by year are as follows:

2020	$22,959,826
2021	6,772,110
2022	6,772,110
2023	6,772,110
2024	6,772,110
Thereafter	8,465,137
Total	$58,513,403

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental, decorations and taxes. The Company had $33,019 and $32,395 prepaid taxes as of March 31, 2019 and December 31, 2018, respectively.

6. OTHER RECEIVABLES

As of March 31, 2019, other receivables mainly consisted of (i) advance to third parties of $7,426, bearing no interest, payable upon demand, and tax and maintenance cost receivable of $1,037,626 for Xi’an TCH. As of December 31, 2018, other receivables mainly consisted of (i) advances to third parties of $7,285, bearing no interest, payable upon demand, and tax and maintenance cost receivable of $1,528,368 for Xi’an TCH.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with HongyuanHuifu Venture Capital Co. Ltd (“HongyuanHuifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between HongyuanHuifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $0 and $(4,144) equity-based investment income (loss) during the three months ended March 31, 2019 and 2018, respectively.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund had a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) HongyuanHuifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The current term for (x) the preferred limited partner is four years from the date of its contribution and (y) the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. The total size of the HYREF Fund is RMB 460 million ($77 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867 ($0.53 million). The transfer was completed on January 22, 2019. The Company had approximately $47,500 loss from the sale of a 40% equity interest in Fund Management Company.

8. CONSTRUCTION IN PROGRESS AND PROPERTY AND EQUIPMENT

Construction in progress was for constructing power generation systems. As of March 31, 2019 and December 31, 2018, the Company’s construction in progress included:

	2019	2018
Xuzhou Huayu	$-	$23,778,899
Xuzhou Tian’an	39,120,260	38,380,969
Less: assets impairment allowance	(13,539,210)	(19,577,691)
Total	$25,581,050	$42,582,177

As of December 31, 2018, the Company was committed to pay an additional $11.66 million for the Xuzhou Huayu project; however, on February 15, 2019, Zhonghong transferred the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12).

As of March 31, 2019, the Company was committed to pay an additional $4.12 million for the Xuzhou Tian’an project.

As of March 31, 2019 and December 31, 2018, the Company had net property and equipment (after impairment provision recorded in 2018) of approximately $28 million, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment provision) and ready to be put into operation as of December 31, 2018; the owner of the Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”) in March 2014. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF (see Note 12). However, because the loan was not deemed repaid (See Note 12 for explanation), the Company kept recording the Chengli project in its books as fixed assets for accounting purposes as of March 31, 2019.

9. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Income – current	$1,867,729	$1,718,051
VAT	2,832,459	1,666,695
Other	446,187	251,813
Total – current	5,146,375	3,636,559
Income – noncurrent	$6,390,525	$6,390,625

Income tax payable was approximately $8.26 million at March 31, 2019, including $1.87 million current and $6.39 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Employee training, labor union expenditure and social insurance payable	$859,112	$844,997
Consulting, auditing, and legal expenses	33,941	488,052
Accrued payroll and welfare	270,396	261,152
Other	13,843	23,796
Total	$1,177,292	$1,617,997

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

As of March 31, 2019, and December 31, 2018, deferred tax liability consisted of the following:

	2019	2018
Deferred tax asset — current (accrual of employee social insurance)	$190,376	$186,779
Deferred tax liability — current (net investment in sales-type leases)	(789,887)	(1,639,057)
Deferred tax liability — current, net of current deferred tax asset	$(599,511)	$(1,452,278)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$3,509,234	$6,176,064
Deferred tax asset — noncurrent (asset impairment loss)	6,524,615	15,003,497
Deferred tax asset — noncurrent (capitalized interest on CIP)	-	2,531,120
Deferred tax asset — noncurrent (interest income in sales-type leases)	884,020	658,307
Deferred tax asset — noncurrent (US NOL)	3,067,507	3,114,083
Deferred tax asset — noncurrent (PRC NOL)	8,972,515	1,617,861
Less: valuation allowance on deferred tax assets	(16,785,603)	(21,353,059)
Deferred tax assets — noncurrent, net	6,172,288	7,747,873
Deferred tax liability — noncurrent (net investment in sales-type leases)	(6,136,086)	(9,335,941)
Deferred tax liability — noncurrent, net of noncurrent deferred tax assets	$36,202	$(1,588,068)

Total Deferred tax liability, noncurrent per ASU 2015-17	$(563,309)	$(3,040,346)

12. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with a total fund size of RMB 460 million ($77 million) invests in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm that it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2018, the Company recorded interest expense of $5.19 million on this loan and $2.43 million penalty interest on past due loan, and capitalized $2.38 million interest to construction in progress. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018 the Company worked out with the lender an alternative repayment proposal as described below. As of March31, 2019, the interest payable for this loan was $19.71 million.

As of March 31, 2019, the future minimum repayment of all the loans including the entrusted loan to be made annually is as follows:

2019	$49,305,710
Total	$49,305,710

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

2.	Buy Back Agreement

On December 29, 2018, Xi’an TCH, Xi’an Zhonghong, HYREF, Guohua Ku, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) entered into a Buy Back Agreement.

Pursuant to the Buy Back Agreement, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai (the “Buyers”) jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 5 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity will be the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements.

3.	Xi’an TCH transferred 40% ownership in the Fund Management Company to Hongyuan Huifu for partial payment of financial advisory fee

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”), pursuant to which Xi’an TCH transferred its 40% ownership in Hongyuan Recycling Energy Investment Management Beijing Co., Ltd. (the “Fund Management Company”) to Hongyuan Huifu for consideration of RMB 3,453,867 ($504,000) (the “Fund Management Company Transfer Price”). On January 22, 2019, Xi’an TCH completed the 40% ownership transfer transaction.

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for consideration of RMB 3 million ($437,956). On January 22, 2019, Hongyuan Huifu completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH.

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

On February 15, 2019, Xi’an Zhonghong completed the transfer of Xuzhou Huayu Project to Mr. Chonggong Bai for RMB 120,000,000 (US$17.52 million) and Xi’an TCH completed the transfer of Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng to HYREF as repayment by Xi’an Zhonghong for the RMB 247,066,000 ($36.07 million) loan to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

As of March 31, 2019, Mr. Chonggong Bai is in the process of transferring all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan; Xi’an Hanneng is a holding company and was supposed to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”), so that HYREF will indirectly receive and own such shares of Xi’an Huaxin as the repayment for the loan of Zhonghong. As of March 31, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed, the Company is currently working with all the relevant parties to enter a supplemental agreement to extend the due date of equity share transfer of Xi’an Hanneng to July 31, 2019 when Xi’an Hanneng obtained the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unrepaid at March 31, 2019.

13. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of March 31, 2019 and December 31, 2018, the balance of refundable deposits from customers for systems leasing was $564,342 (for Pucheng systems) and $1,034,503 (for Pucheng and Shengqiu systems), respectively.

14. RELATED PARTY TRANSACTIONS

As of March 31, 2019, and December 31, 2018, the Company had $41,159 and $41,168, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

15. NOTE PAYABLES, NET

Convertible Note in July 2018

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

During the three months ended March 31, 2019, the Company amortized OID of $38,151 and loan issuing cost of $15,260, and recorded $10,446 interest expense for this convertible note. From January 16, 2019 through March 6, 2019, the investors converted the convertible note with principal of $1,070,000 and accrued interest of $51,018 into 1,851,946 common shares at conversion price range from $0.86 to $1.42, the Company recorded $893,958 loss on note conversion.

Convertible Notes / Promissory Notes in January 2019

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on January 30, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments.

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at the rate of 8% per annum and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six (6) months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter.

During the three months ended March 31, 2019, the Company amortized OID of $6,250 and recorded $20,942 interest expense for these two notes.

16. SHARES ISSUED FOR EQUITY FINANCING

Private Placement in October 2018

On October 29, 2018, China Recycling Energy Corporation entered into Securities Purchase Agreements with certain purchasers (the “Purchasers”), pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 1,985,082 shares of the Company’s common stock.  The Shares will be sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

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

The warrants issued in this private placement are classified as equity instruments. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years for Investor Warrants and 5 years for Placement Agent Warrants, volatility of 98%, risk-free interest rate of 2.91% and dividend yield of 0%. The FV of the warrants issued to investors at grant date was $2,499,238, and the FV of the warrants issued to the placement agent at grant date was $161,027.

Following is a summary of the warrant activity for the three months ended March 31, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Granted	2,124,038	$1.41	5.47
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	2,124,038	$1.41	5.29
Exercisable at December 31, 2018	2,124,038	$1.41	5.29
Outstanding at March 31, 2019	2,124,038	$1.41	5.04
Exercisable at March 31, 2019	2,124,038	$1.41	5.04

Private Placement in February 2019

On February 13, 2019, China Recycling Energy Corporation entered into a Securities Purchase Agreement (the “Agreement”) with Great Essential Investment, Ltd. a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company sold to the Purchaser in a private placement 1,600,000 shares of the Company’s common stock, par value $0.001 per share, at $1.013 per share for $1,620,800. The Company shall file a registration statement for the registration of the Shares for their resale by the Purchaser within 100 days from the effective date of this Agreement. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($445,534), and Shanghai TCH record the purchase price as long term payable as of March 31, 2019. On January 22, 2019, HYREF completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

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

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of March 31, 2019, had net operating loss (“NOL”) carry forwards for income taxes of $14.61 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2019, the Company’s PRC subsidiaries had $35.89 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	21.0%
Tax rate difference – current provision	(3.4)%	7.4%
Other	(0.7)%	16.4%
Reversal of temporary difference due to disposal of Shengqiu	(52.9)%	-%
Permanent differences	4.3%	-%
Utilization of NOL	(1.1)%	-%
Valuation allowance on PRC NOL	19.6%	190.8%
Valuation allowance on US NOL	-%	17.7%
Tax per financial statements	(55.2)%	253.3%

The provision for income taxes expense for the three months ended March 31, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense – current	$139,743	$457,995
Income tax expense (benefit) – deferred	(2,530,614)	(118,450)
Total income tax expense	$(2,390,871)	$339,545

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

The Company recorded $0 and $0 compensation expense for stock options to employees during three months ended March 31, 2019 and 2018, respectively.

Options to Independent Directors

On March 31, 2015, the Board appointed Mr. Cangsang Huang as a member of the Company’s Board of Directors to fill a vacancy. In connection with the appointment, the Board authorized the Company to provide Mr. Huang with (i) compensation of $2,000 per month and (ii) an option to purchase 40,000 shares of the Company’s Common Stock, par value $0.001, at an exercise price of $1.02 per share (prior to the 10:1 Reverse Stock Split effective May 25, 2016), which was equal to the closing price per share of the Company’s Common Stock on March 31, 2015. Such options were only valid and exercisable upon stockholder approval. The options to Mr. Huang were not voted upon at the Company’s annual stockholder’s meeting on June 19, 2015 and were cancelled automatically. However, the Company’s Plan adopted by the Board on April 24, 2015 for providing equity awards to employees, directors and consultants was approved at the annual stockholder’s meeting; accordingly, the Compensation Committee of the Board of Directors approved a grant of 40,000 options (prior to the 10:1 Reverse Stock Split) to Mr. Huang at an exercise price of $1.02 per share under the Plan, which vested immediately on the date of grant, which was on October 10, 2015. The options may be exercised within five years of the date of the grant. The FV of the options was calculated using the following assumptions, estimated life of five years, volatility of 82%, risk free interest rate of 1.37%, and dividend yield of 0%. The FV of the 40,000 stock options (prior to the 10:1 Reverse Stock Split effective May 25, 2016) was $26,528 at the grant date.

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2018	9,000	$5.4	5.41
Exercisable at December 31, 2018	9,000	$5.4	5.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2019	9,000	$5.4	5.16
Exercisable at March 31, 2019	9,000	$5.4	5.16

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2019.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 70,799,309 ($10,820,344)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

At March 31, 2019, the future annual rental payment is as follows:

March 31, 2020	$106,330
March 31, 2021	58,159

For the three months ended March 31, 2019 and 2018, the rental expense of the Company was $26,582 and $16,800, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Xuzhou Tian’an, Note 8 for commitments on construction in progress.

23. SUBSEQUENT EVENTS

Registered Direct Offering in April 2019

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company will offer to the Purchasers, in a registered direct offering, an aggregate of 2,359,272 shares of common stock.  The Shares will be sold to the Purchasers at a negotiated purchase price of $0.80 per share, for aggregate gross proceeds to the Company of $1,887,417, before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in our 2018 Form 10-K.

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

Our Subsidiaries

Our business is primarily conducted through our wholly-owned subsidiaries, Sifang Holdings Co., Ltd. (“Sifang”) and Shanghai Yinghua Financial Leasing Co., Ltd (“Yinghua”); Sifang’s wholly-owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Technology Company, Ltd (“Xi’an TCH”); Xi’an TCH’s wholly-owned subsidiaries, Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”) and Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”); and Xi’an TCH’s 90% and Shanghai TCH’s 10% owned subsidiary, Xi’an Zhonghong New Energy Technology Co., Ltd. (“Zhonghong”). Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers, project investment.

The Company’s organizational chart as of March 31, 2019 is as follows:

CREG Legal Structure

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has a registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong.

As of March 31, 2019, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following party: Pucheng (for two biomass power generation (“BMPG”) systems).

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

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for consideration of RMB 3,453,867.31 ($0.53 million). The transfer was completed on January 22, 2019. The Company recorded approximately $47,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company does not have any ownership in the Fund Management Company after this transaction.

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

With the current economic conditions in China, the government has limited over-capacity and production in the iron and steel industry, which has resulted in a sharp decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon and its revenue and cash flows, and has made it difficult for Erdos to make the monthly minimum lease payment.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer was completed on February 15, 2019. The Company recorded $213,044 loss from the transfer.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of these Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed through acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”). This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company) in March 2014. Chengli, a 100% state-owned enterprise that is 100% owned by the local Power Supply Bureau,  is no longer allowed to carry out business activities, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project. At present, the Company is negotiating with the new project owner on the lease term, settlement method and settlement price, but no agreement has been reached.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer was completed on January 22, 2019, and the Company recorded $638,166 loss from this transfer.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. Due to the stricter administration of environmental protection policies and recent increase in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures. The Company expects to receive governmental acceptance and approval and to resume construction in the second quarter of 2019.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019. The Company recorded $405,959 loss from this transfer.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH an aggregate purchase price of RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of March 31, 2019, the Company had receivables from Zhongtai for $11.88 million (with bad debt allowance of $3.56 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating it expects to repay the remaining balance of $11.88 million by the end of October 2019, once it resumes the normal production.

Related Party Transactions

As of March 31, 2019, the Company had $41,159 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2019, the Company had accounts receivable of $52,959,990; of which, $36.69 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai but waiting for completion of transfer Mr. Bai’s all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF; $11.88 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $4.39 million accounts receivable of Erdos TCH for the electricity sold, and the Company had bad debt allowance of $3,564,268 for Zhongtai.

Interest Receivable on Sales Type Leases

As of March 31, 2019, the interest receivable on sales type leases was $5,434,301, mainly representing recognized but not yet collected interest income for the Pucheng systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of March 31, 2019, the Company had bad debt allowance for net investment receivable of $22,534,192 for the Pucheng systems.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects is recorded as investment in sales-type leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and its various amendments and interpretations.

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

RESULTS OF OPERATIONS

Comparison of three months Ended March 31, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019		2018
		% of Sales		% of Sales
Sales	$621,174	100%	$1,422,831	100%
Sales of systems	-	-%	-	-%
Contingent rental income	621,174	100%	1,422,831	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	621,174	100%	1,422,831	100%
Interest income on sales-type leases	174,235	28%	1,606,615	113%
Total operating income	795,409	128%	3,029,446	213%
Total operating expenses	(1,442,820)	(232)%	(1,506,231)	(106)%
Income (loss) from operations	(647,411)	(104)%	1,523,215	107%
Total non-operating expenses, net	(3,685,754)	(593)%	(1,389,165)	(98)%
Income (loss) before income tax	(4,333,165)	(698)%	134,050	9%
Income tax expense	(2,390,871)	(385)%	339,545	24%
Less: loss attributable to noncontrolling interest	-	-%	(91,258)	(6)%
Net loss attributable to China Recycling Energy Corp	$(1,942,294)	(313)%	$(114,237)	(8)%

SALES. Total sales for the three months ended March 31, 2019 and 2018 were $621,174 and $1,422,831, respectively. The sales were from the electricity sold in Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the three months ended March 31, 2019 and 2018 were $621,174 and $1,422,831, gross margin of 100% each.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2019 was $174,235, a $1.43 million decrease from $1.61 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, interest income was derived from the Shenqiu Phase I and II systems (15 and 11.9 years, respectively) for the month of January 2019; in February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai.

During the three months ended March 31, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

The decreased interest income was due to the suspension of Pucheng systems, and the Company stopped accruing interest income in April 2018, which was impacted by China’s environmental protection policies, and has not resumed operations to date.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense totaling $1,442,820 for the three months ended March 31, 2019, compared to $1,506,231 for the three months ended March 31, 2018, a decrease of $63,411 or 4%. The decrease was mainly due to decreased payroll expense by $44,460.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended March 31, 2019, net non-operating expense was $3.69 million compared to net non-operating expense of $1.39 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we had $41,112 interest income but the amount was offset by $1.93 million interest expense on entrusted loan, loss on note conversion of $893,958, and loss on disposal of systems of $1,257,170. For the three months ended March 31, 2018, we had $37,204 interest income but the amounts were offset by a $1.42 million interest expense on loans.

INCOME TAX (BENEFIT)EXPENSE. Income tax benefit was $2.39 million for the three months ended March 31, 2019, compared with $0.34 million income tax expense for the three months ended March 31, 2018. The consolidated effective income tax rate for the three months ended March 31, 2019 and 2018 were (55.2)% and 253.3%, respectively. The increase in income tax benefit for three months ended March 31, 2019 was due to increased taxable loss.

NET LOSS. Net loss for the three months ended March 31, 2019 was $1,942,294 compared to $114,237 for the three months ended March 31, 2018, an increase of loss of $1,828,057. This increase in net loss was mainly due to the increase non-operating expenses as described above.

Liquidity and Capital Resources

Comparison of three months Ended March 31, 2019 and 2018

As of March 31, 2019, the Company had cash and equivalents of $57.10 million, other current assets of $55.94 million, current liabilities of $81.73 million, working capital of $31.31 million, a current ratio of 1.38:1 and a liability-to-equity ratio of 1.06:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating Activities	$(772,594)	$1,258,619
Investing Activities	5,188	-
Financing Activities	3,620,800	-

Net cash used in operating activities was $0.77 million during the three months ended March 31, 2019, compared to $1.26 million cash provided by operating activities for the three months ended March 31, 2018. The increase in net cash outflow for the three months ended March 31, 2019 was mainly due to increased cash outflow on accrued labilities and other payables by $0.36 million, the refund of a $0.49 million deposit for Shenqiu Phase I & II due to transferring the systems to Mr. Chonggong Bai, decreased collection of principal on sales-type leases by $0.99 million, and increased cash outflow on other receivables by $0.08 million.

Net cash provided by investing activities was $5,188 and $0, respectively, for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, $5,188 was the proceeds from disposal of the fixed assets.

Net cash provided by financing activities was $3.62 million compared to net cash provided by financing activities of $0 during the three months ended March 31, 2019 and 2018, respectively. The cash inflow in the three months ended March 31, 2019 came from the proceeds of issuance of notes of $2.00 million and proceeds from issuance of common stock of $1.62 million.

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

Additionally, in accordance with PRC corporate law, a domestic enterprise is required to maintain a surplus reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and may not be distributed as cash dividends. Xi’an TCH, Huahong, Zhonghong and Erdos TCH were established as domestic enterprises; therefore, each is subject to the above-mentioned restrictions on distributable profits.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	March 31, 2019	December 31, 2018
Unrestricted retained earnings (accumulated deficit)	$(39,830,856)	$(37,675,202)
Restricted retained earnings (surplus reserve fund)	14,739,072	14,525,712
Total retained earnings (accumulated deficit)	$(25,091,784)	$(23,149,490)

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

Contractual Obligations

The Company’s contractual obligations as of March 31, 2019 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Notes payable	$-	$2,100,000	15
Entrusted loan	49,305,710	-	12
Total	$49,305,710	$2,100,000

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

Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu: one is for and will be located at Xuzhou Tian’an Chemical Co., Ltd and one set is for and will be located at Xuzhou Huayu Coking Co., Ltd. (the “Tianyu Project”). Upon the completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving service fee of RMB 0.534 ($0.088) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually for each of Tian’an and Huayu. If the operating time for each of Tian’an and Huayu is less than 8,000 hours a year due to reasons attributable to Tianyu, then time charged shall be 8,000 hours a year for each of Tian’an and Huayu. Xuzhou Tian’an and Huayu will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an and Huayu also guarantee that they will purchase all of the power generated by the CDQ WHPG systems.

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of March 31, 2019, Zhonghong had $25.58 million (or $39.12 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $4.12 million for the Tian’an project.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed on February 15, 2019.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2018. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: May 20, 2019	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2019	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith