Form 10-Q
period 2019-06-30
CHINA RECYCLING ENERGY CORP
filed 2019-08-16
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock, as of August 12, 2019 was 16,106,498.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	JUNE 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$51,486,342	$53,223,142
Accounts receivable, net	44,929,973	11,755,251
Interest receivable on sales type leases	5,322,686	9,336,140
Prepaid expenses	32,341	32,395
Other receivables	1,981,586	1,559,116

Total current assets	103,752,928	75,906,044

NON-CURRENT ASSETS
Investment in sales-type leases, net	11,115,493	24,962,056
Long term investment	-	475,635
Long term deposit	15,944	15,971
Property and equipment, net	27,443,676	27,495,049
Construction in progress	25,055,639	42,582,177

Total non-current assets	63,630,752	95,530,888

TOTAL ASSETS	167,383,680	$171,436,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,231,268	$5,591,876
Taxes payable	3,569,772	3,636,559
Accrued liabilities and other payables	1,171,813	1,617,997
Due to related parties	40,842	41,168
Interest payable on entrusted loan	21,114,011	17,473,492
Entrusted loan payable	48,293,016	48,373,936

Total current liabilities	76,420,722	76,735,028

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	-	1,016,589
Accrued interest on notes	62,827	40,572
Income tax payable	6,390,625	6,390,625
Deferred tax liability, net	703,462	3,040,346
Notes payable, net of unamortized OID	2,018,750	-
Long term payable	436,383	-
Refundable deposit from customers for systems leasing	552,751	1,034,503

Total noncurrent liabilities	10,164,798	11,522,635

Total liabilities	86,585,520	88,257,663

CONTINGENCIES AND COMMITMENTS (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 16,106,498 shares and 10,295,280 shares issued and outstanding as of June 30, 2019 and December 31, 2018 , respectively	16,106	10,295
Additional paid in capital	115,854,416	114,484,018
Statutory reserve	14,488,751	14,525,712
Accumulated other comprehensive loss	(4,717,489)	(4,620,930)
Accumulated deficit	(44,843,624)	(37,675,202)

Total Company stockholders’ equity	80,798,160	86,723,893

Noncontrolling interest	-	(3,544,624)

Total equity	80,798,160	83,179,269

TOTAL LIABILITIES AND EQUITY	$167,383,680	$171,436,932

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Revenue
Contingent rental income	$702,973	$2,804,268	$80,924	$1,381,437

Interest income on sales-type leases	173,360	2,264,481	-	657,866

Total operating income	876,333	5,068,749	80,924	2,039,303

Operating expenses
Bad debt	2,824,903	835,871	2,716,507	735,992
General and administrative	2,017,336	2,856,535	682,912	1,450,183

Total operating expenses	4,842,239	3,692,406	3,399,419	2,186,175

Income (loss) from operations	(3,965,906)	1,376,343	(3,318,495)	(146,872)

Non-operating income (expenses)
Loss on note conversion	(893,958)	-	-	-
Loss on disposal of systems	(1,264,256)	-	-	-
Interest income	82,610	77,220	41,498	40,016
Interest expense	(3,793,920)	(2,918,465)	(1,861,815)	(1,493,837)
Other income (expenses), net	344,003	(1,281)	(19,450)	460

Total non-operating expenses, net	(5,525,521)	(2,842,526)	(1,839,767)	(1,453,361)

Loss before income tax	(9,491,427)	(1,466,183)	(5,158,262)	(1,600,233)
Income tax expense (benefit)	(2,286,044)	267,918	104,827	(71,627)

Loss before noncontrolling interest	(7,205,383)	(1,734,101)	(5,263,089)	(1,528,606)

Less: loss attributable to noncontrolling interest	-	(187,183)	-	(95,925)

Net loss attributable to China Recycling Energy Corporation	(7,205,383)	(1,546,918)	(5,263,089)	(1,432,681)

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(96,559)	(1,980,469)	(1,907,185)	(8,385,747)
Foreign currency translation gain attributable to noncontrolling interest	-	12,626	-	34,548

Comprehensive loss attributable to China Recycling Energy Corporation	$(7,301,942)	$(3,527,387)	$(7,170,274)	$(9,818,428)

Comprehensive loss attributable to noncontrolling interest	$-	$(174,557)	$-	$(61,377)

Basic weighted average shares outstanding	13,914,784	8,310,198	15,743,533	8,310,198
Diluted weighted average shares outstanding	13,914,784	8,310,198	15,743,533	8,310,198

Basic loss per share	$(0.52)	$(0.19)	$(0.33)	$(0.17)
Diluted loss per share	$(0.52)	$(0.19)	$(0.33)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(7,205,383)	$(1,734,101)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	-	2,117
Amortization of OID and debt issuing costs of convertible note	72,161	-
Bad debt expense	2,824,901	835,871
Loss on disposal of 40% ownership of Fund Management Co	47,267	-
Investment loss	-	4,815
Loss on transfer of Chengli Boxing system	634,963	-
Loss on transfer of Xuzhou Huayu system	403,922	-
Loss on transfer of Shenqiu Phase I & II systems	211,975	-
Loss on disposal of fixed assets	293	-
Loss on note conversion	893,958	-
Changes in deferred tax	(2,364,088)	(653,123)
Changes in assets and liabilities:
Interest receivable on sales type leases	(173,360)	(358,904)
Collection of principal on sales type leases	-	1,716,968
Accounts receivable	65,001	(1,386,881)
Prepaid expenses	-	604,127
Other receivables	(1,074,031)	(190,118)
Notes receivable	-	62,686
Construction in progress	-	(1,696,509)
Accounts payable	(2,888,301)	407,382
Taxes payable	(1,283,246)	382,467
Interest payable on entrusted loan	3,720,566	4,008,587
Accrued liabilities and other payables	(371,026)	(253,103)
Refundable deposit for systems leasing	(486,668)	-

Net cash provided by (used in) operating activities	(6,971,096)	1,752,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	5,162	-

Net cash provided by investing activities	5,162	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	2,000,000	-
Issuance of common stock	3,309,475	-

Net cash provided by financing activities	5,309,475	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(80,341)	(444,208)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,736,800)	1,308,073
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	53,223,142	49,830,243

CASH AND EQUIVALENTS, END OF PERIOD	$51,486,342	$51,138,316

Supplemental cash flow data:
Income tax paid	$225,784	$956,828
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai	$35,938,441	$-
Conversion of convertible debt into common shares	$1,070,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total	Interest

Balance at December 31, 2018	10,295,820	$10,295	$114,484,018	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

Issuance of common stock	1,600,000	1,600	1,619,200	-	-	-	1,620,800	-

Conversion of note payable into shares	1,851,946	1,852	2,013,124	-	-	-	2,014,976	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Net loss for the quarter	-	-	-	-	-	(1,942,294)	(1,942,294)	-

Transfer to statutory reserves	-	-	-	213,360	-	(213,360)	-	-

Foreign currency translation gain	-	-	-	-	1,810,626	-	1,810,626	-

Balance at March 31, 2019	13,747,766	13,747	114,168,100	14,739,072	(2,810,304)	(39,830,856)	86,279,759	-

Issuance of common stock	2,358,732	2,359	1,686,316	-	-	-	1,688,675	-

Net loss for the quarter	-	-	-	-	-	(5,263,089)	(5,263,089)	-

Transfer to statutory reserves	-	-	-	(250,321)	-	250,321	-	-

Foreign currency translation loss	-	-	-	-	(1,907,185)	-	(1,907,185)	-

Balance at June 30, 2019	16,106,498	$16,106	$115,854,416	$14,488,751	$(4,717,489)	$(44,843,624)	$80,798,160	$-

	Common Stock		Paid in	Statutory	Other Comprehensive	Retained		Noncontrolling
	Shares	Amount	Capital	Reserves	Income (loss)	Earning	Total	Interest

Balance at December 31, 2017	8,310,198	$8,310	$111,796,813	$14,525,712	$860,553	$28,321,696	$155,513,084	$(478,637)

Net loss for the quarter	-	-	-	-	-	(114,237)	(114,237)	(91,258)

Transfer to statutory reserves	-	-	-	75,990	-	(75,990)	-	-

Foreign currency translation gain	-	-	-	-	6,405,278	-	6,405,278	(21,922)

Balance at March 31, 2018	8,310,198	8,310	111,796,813	14,601,702	7,265,831	28,131,469	161,804,125	(591,817)

Net loss for the quarter	-	-	-	-	-	(1,432,681)	(1,432,681)	(95,925)

Transfer to statutory reserves	-	-	-	(39,791)	-	39,791	-	-

Foreign currency translation loss	-	-	-	-	(8,385,747)	-	(8,385,747)	34,548

Balance at June 30, 2018	8,310,198	$8,310	$111,796,813	$14,561,911	$(1,119,916)	$26,738,579	$151,985,697	$(653,194)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

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

The Company’s organizational chart as of June 30, 2019 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives a complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered into on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and now charges Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date.   From May 2019 through October 2019, Erdos TCH will cease its operations due to renovations and furnace safety upgrades. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a BMPG Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH paid Shenqiu $10,937,500 (RMB 70 million) in cash in three installments within six months, upon the transfer of ownership of the systems. By the end of 2012, all the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a BMPG Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12 MW BMPG systems to Shenqiu at a monthly rental of $286,000 (RMB 1,800,000) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed that as consideration for the transfer of the Shenqui Phase I and II Projects to him (Note 12), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for an outstanding loan made by Xi’an Zhonghong to HYREF. The transfer of the projects was completed on February 15, 2019. The Company recorded $213,044 loss from the transfer during the six months ended June 30, 2019.

The Fund Management Company

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd. (“Hongyuan Huifu”) established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and had a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-back Agreement entered on December 29, 2018 (see Note 12). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed to invest in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) Waste Heat Power Generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH transferred its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed January 22, 2019. The Company recorded approximately $47,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company does not have any ownership in the Fund Management Company after this transaction.

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($0.44 million). The transfer was completed January 22, 2019. The Company owns 100% of Xi’an Zhonghong after the transaction.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer of the Station was completed January 22, 2019, the Company recorded $638,166 loss from this transfer.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of overcapacity and pollution of the iron and steel and related industries, the Chinese government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the end of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location, in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations. Due to the stricter administration of environmental protection policies and recent increases in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing similar situations of suspended production while they rectify technologies and procedures.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him (Note 12), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. The transfer of the project was completed on February 15, 2019. The Company recorded $405,959 loss from this transfer during the six months ended June 30, 2019. As of June 30, 2019, Mr. Chonggong Bai is in the process of transferring all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment. As of June 30, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed. As of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng for another few months when Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at June 30, 2019.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of June 30, 2019, the Company had receivable from Zhongtai for $11.64 million (with bad debt allowance of $5.82 million). Zhongtai provided an acknowledgement letter to the Company stating they expect to repay the remaining balance of $11.88 million by the end of October 2019, once it resumes normal production.

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

Summary of Sales-Type Leases at June 30, 2019

As of June 30, 2019, the Company had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial information as of June 30, 2019 and for the six and three month periods ended June 30, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019, results of operations for the six and three months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The financial statements included herein were prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP were omitted pursuant to such rules and regulations.

Basis of Consolidation

The consolidated financial statements (“CFS”) include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects was recorded as investment in sales-type leases in accordance with ASC Topic 840, “Leases,” and its various amendments and interpretations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on CFS on January 1, 2019 and concluded the adoption of this new AUS did not have a material impact to the Company’s CFS.

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

Accounts Receivable

As of June 30, 2019, the Company had gross accounts receivable of $51,100,975; of which, $35.94 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai which is waiting for completion of transfer Mr. Bai’s all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF; $11.64 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $3.53 million accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2018, the Company had accounts receivable of $15,252,162 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of June 30, 2019, the Company had bad debt allowance of $5,818,435 for Zhongtai and $352,566 for Erdos TCH due to not making the payments as scheduled. As of December 31, 2018, the Company had bad debt allowance of $3,496,911 for Zhongtai due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of June 30, 2019, the interest receivable on sales type leases was $5,322,686, mainly from recognized but not yet collected interest income for the Pucheng systems. As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly from recognized but not yet collected interest income for the Pucheng and Shengqiu systems. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $22,071,360 for the Pucheng systems. As of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 ($7,274,872 for the Shenqiu systems and $22,071,360 for the Pucheng systems) due to lessees’ tight working capital and continuous delay in making the payment.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded no asset impairment loss for the six months ended June 30, 2019. The Company recorded asset impairment loss of $28,429,789 for three projects for the year ended December 31, 2018, as described below.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement for Xi’an Zhonghong to transfer the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million), which transfer price was considered the fair value (“FV”) of the project. The Company compared the carrying value and FV of the Huayu project, and recorded asset impairment loss of $6,528,120 for the project for the year ended December 31, 2018.

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

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

CREG is subject to U.S. corporate income taxes on its taxable income at a rate of 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was signed into law. The Tax Act introduced a broad range of tax reform measures that significantly changed the federal income tax laws. The provisions of the Tax Act that may have significant impact on the Company, including the permanent reduction of the corporate income tax rate from 35% to 21% effective for tax years including or commencing January 1, 2018, one-time transition tax on post-1986 foreign unremitted earnings, provision for Global Intangible Low Tax Income (“GILTI”), deduction for Foreign Derived Intangible Income (“FDII”), repeal of the corporate alternative minimum tax, limitation of various business deductions, and modification of the maximum deduction of net operating loss with no carryback but indefinite carryforward provision. Many provisions in the Tax Act are generally effective in tax years beginning after December 31, 2017. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

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

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the six and three months ended June 30, 2019, the Company calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

As of June 30, 2019 and December 31, 2018, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

The following table presents a reconciliation of basic and diluted EPS for the six months ended June 30, 2019 and 2018:

	Six months Ended June 30,
	2019	2018
Net loss	$(7,205,383)	$(1,546,918)

Weighted average shares outstanding – basic	13,914,784	8,310,198
Effect of dilutive securities:
Warrants granted	-	-
Options granted	-	-

Weighted average shares outstanding – diluted	13,914,784	8,310,198
Loss per share – basic	$(0.52)	$(0.19)
Loss per share – diluted *	$(0.52)	$(0.19)

The following table presents a reconciliation of basic and diluted EPS for the three months ended June 30, 2019 and 2018:

	Three months Ended June 30,
	2019	2018
Net loss	$(5,263,089)	$(1,432,681)

Weighted average shares outstanding – basic	15,743,533	8,310,198
Effect of dilutive securities:
Warrants granted	-	-
Options granted	-	-

Weighted average shares outstanding – diluted	15,743,533	8,310,198
Loss per share – basic	$(0.33)	$(0.17)
Loss per share – diluted *	$(0.33)	$(0.17)

*	The basic and diluted loss per share are the same due to antidilutive options and warrants resulting from the Company’s net loss. For the six and three months ended June 30, 2019, 4,067,641 shares purchasable under warrants and options were excluded from EPS calculation, as their effects were anti-dilutive. For the six and three months ended June 30, 2018, 9,000 shares purchasable under options were excluded from EPS calculation, as their effects were anti-dilutive.

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

Reclassification

Certain prior period balance sheet accounts were reclassified for the purpose of consistency with the current year’s presentation.

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

3. NOTES RECEIVABLES – BANK ACCEPTANCE

From time to time, the Company has some notes receivables, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment. As of June 30, 2019 and December 31, 2018, the Company had outstanding notes receivable on-hand of $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). The components of the net investment in sales-type leases as of June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Total future minimum lease payments receivable	$57,311,592	$88,661,266
Less: executory cost	(3,676,593)	(5,687,704)
Less: unearned interest	(15,125,460)	(19,398,707)
Less: realized interest income but not yet received	(5,322,686)	(9,336,141)
Less: allowance for net investment receivable	(22,071,360)	(29,276,658)
Investment in sales-type leases, net	11,115,493	24,962,056
Current portion	-	-
Noncurrent portion	$11,115,493	$24,962,056

On February 15, 2019, Xi’an TCH transferred Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. As of June 30, 2019, the future minimum rentals to be received on non-cancelable sales-type leases by year are as follows:

2020	$24,146,507
2021	6,633,017
2022	6,633,017
2023	6,633,017
2024	6,633,017
Thereafter	6,633,017
Total	$57,311,592

5. PREPAID EXPENSES

Prepaid expenses mainly consisted of prepayment for office rental, decorations and taxes. The Company had $32,341 and $32,395 prepaid taxes as of June 30, 2019 and December 31, 2018, respectively.

6. OTHER RECEIVABLES

As of June 30, 2019, other receivables mainly consisted of (i) receivables from two individuals (one is current employee and the other one is former employee)of $930,000, which the payment was received from these two individuals in the beginning of July (ii) advance to third parties of $7,273, bearing no interest, payable upon demand, and (iii) tax and maintenance cost receivable of $1,016,314 for Xi’an TCH. As of December 31, 2018, other receivables mainly consisted of (i) advances to third parties of $7,285, bearing no interest, payable upon demand, and (ii) tax and maintenance cost receivable of $1,528,368 for Xi’an TCH.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and has a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $0 equity-based investment income (loss) during the six and three months ended June 30, 2019, respectively. The Company recorded $4,815 and $671 equity-based investment loss during six and three months ended June 30, 2018, respectively.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund had a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The term for (x) the preferred limited partner is four years from the date of its contribution and (y) the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-back Agreement entered on December 29, 2018 (see Note 12). The total size of the HYREF Fund is RMB 460 million ($77 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed on January 22, 2019. The Company had approximately $47,200 loss from the sale of a 40% equity interest in Fund Management Company during the six months ended June 30, 2019.

8. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and Equipment

As of June 30, 2019 and December 31, 2018, the Company had net property and equipment (after impairment provision recorded in 2018) of approximately $27.45 million, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment provision) and ready to be put into operation as of December 31, 2018; the owner of the Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”) in March 2014. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as the partial repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF (see Note 12). However, because the loan was not deemed repaid (See Note 12 for explanation), the Company kept the Chengli project in its books as fixed assets for accounting purposes as of June 30, 2019.

Construction in Progress

Construction in progress was for constructing power generation systems. As of June 30, 2019 and December 31, 2018, the Company’s construction in progress included:

	2019	2018
Xuzhou Huayu	$-	$23,778,899
Xuzhou Tian’an	38,316,766	38,380,969
Less: assets impairment allowance	(13,261,127)	(19,577,691)
Total	$25,055,639	$42,582,177

As of December 31, 2018, the Company was committed to pay an additional $11.66 million for the Xuzhou Huayu project; however, on February 15, 2019, Zhonghong transferred the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him (Note 12), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF.

As of June 30, 2019, the Company was committed to pay an additional $4.04 million for the Xuzhou Tian’an project.

9. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018
Income tax – current	$1,571,490	$1,718,051
Value-added tax	1,733,519	1,666,695
Other taxes	264,763	251,813
Total – current	3,569,772	3,636,559
Income tax – noncurrent	$6,390,525	$6,390,625

Income tax payable was approximately $7.96 million at June 30, 2019, including $1.57 million current and $6.39 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018
Employee training, labor union expenditure and social insurance payable	$834,764	$844,997
Consulting, auditing, and legal expenses	43,611	488,052
Accrued payroll and welfare	257,977	261,152
Other	35,461	23,796
Total	$1,171,813	$1,617,997

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

As of June 30, 2019, and December 31, 2018, deferred tax liability consisted of the following:

	2019	2018
Deferred tax asset — current (accrual of employee social insurance)	$186,466	$186,779
Deferred tax liability — current (net investment in sales-type leases)	(773,664)	(1,639,057)
Deferred tax liability — current, net of current deferred tax asset	$(587,198)	$(1,452,278)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$3,285,436	$6,176,064
Deferred tax asset — noncurrent (asset impairment loss)	6,390,605	15,003,497
Deferred tax asset — noncurrent (capitalized interest on CIP)	-	2,531,120
Deferred tax asset — noncurrent (interest income in sales-type leases)	865,863	658,307
Deferred tax asset — noncurrent (US NOL)	3,132,068	3,114,083
Deferred tax asset — noncurrent (PRC NOL)	9,002,050	1,617,861
Less: valuation allowance on deferred tax assets	(16,782,230)	(21,353,059)
Deferred tax assets — noncurrent, net	5,893,792	7,747,873
Deferred tax liability — noncurrent (net investment in sales-type leases)	(6,010,056)	(9,335,941)
Deferred tax liability — noncurrent, net of noncurrent deferred tax assets	$(116,264)	$(1,588,068)

Total Deferred tax liability, noncurrent under ASU 2015-17	$(703,462)	$(3,040,346)

12. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF (Beijing Hongyuan Recycling Energy Investment Center, LLP) established in July 2013 with a total fund size of RMB 460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan is for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2018, the Company recorded interest expense of $5.19 million on this loan and $2.43 million penalty interest on past due loan, and capitalized $2.38 million interest to construction in progress. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018 the Company worked out with the lender an alternative repayment proposal as described below. As of June 30, 2019, the interest payable for this loan was $21.11 million and the outstanding balance for this loan was $48.29 million.

Repayment of HYREF loan

1.	Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met.

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

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,667 ($2,672,000) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to off-set the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company owed RMB 3,453,867 ($502,400) to Hongyuan Huifu, and Xi’an TCH owed RMB 14,852,800 ($2,168,000) to the Fund Management Company.

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

5.	Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement, pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million) and Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to the HYREF as repayment for the RMB 247,066,000 ($36.07 million) loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

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

As of June 30, 2019, Mr. Chonggong Bai is in the process of transferring all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan; Xi’an Hanneng is a holding company and was supposed to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”), so that HYREF will indirectly receive and own such shares of Xi’an Huaxin as the repayment for the loan of Zhonghong. As of June 30, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed; as of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng for another few months when Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at June 30, 2019.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at June 30, 2019 was as following:

Transfer price for Chengli Project	$27,439,656	Entrusted loan payable at June 30, 2019, net with Xi’an TCH investment in entrusted loan	$48,293,016
Transfer price for Xuzhou Huayu Project	17,455,306	Interest payable on entrusted loan at June 30, 2019	21,114,011
Transfer price for Shenqiu Phase I and II Projects	18,483,134	Add back: Xi’an TCH investment in entrusted loan	10,909,567
		Less: interest accrued from September 20, 2018 to June 30, 2019 due to cut-off date for interest calculation for repayment was September 20, 2018	(5,738,009)
		Less: portion of loan repayment due date extended to year 2023	(11,200,489)
	$63,378,096		$63,378,096

13. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of June 30, 2019 and December 31, 2018, the balance of refundable deposits from customers for systems leasing was $552,751 (for Pucheng systems) and $1,034,503 (for Pucheng and Shengqiu systems), respectively.

14. RELATED PARTY TRANSACTIONS

As of June 30, 2019, and December 31, 2018, the Company had $40,842 and $41,168, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

During the first quarter of 2019, the Company amortized OID of $38,151 and loan issuing cost of $15,260, and recorded $10,446 interest expense for this convertible note. From January 16, 2019 through March 6, 2019, the investors converted the convertible note with principal of $1,070,000 and accrued interest of $51,018 into 1,851,946 common shares at conversion price range from $0.86 to $1.42, the Company recorded $893,958 loss on note conversion.

Convertible Notes / Promissory Notes in January 2019

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at the rate of 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on January 30, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. The conversion feature did not require bifurcation and derivative accounting and as the conversion price was greater than the market value of the Company common shares, there was no beneficial conversion feature to recognize.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at 8% per annum. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments. The conversion feature did not require bifurcation and derivative accounting and as the conversion price was greater than the market value of the Company common shares, there was no beneficial conversion feature to recognize.

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). Upon execution of the agreement, the notes holder surrendered the Convertible Notes to the Company and the Company issued to the holder the Exchange Notes. Upon surrender, the two Convertible Notes were cancelled and the remaining amount owed to Holder hereafter be evidenced solely by the Exchange Notes. All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at 8% per annum and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six (6) months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter. The exchange of the Convertible Notes with Promissory Notes did not cause substantially different terms, and did not meet the conditions described in ASC 405-20-10-1; accordingly, the Company did not recognize any gain or loss for the exchange of the notes under ASC 470-50-40-8.

During the six months ended June 30, 2019, the Company amortized OID of $18,750 and recorded $62,827 interest expense for these two notes.

16. SHARES ISSUED FOR EQUITY FINANCING

Registered Director Offering and Private Placement in October 2018

On October 29, 2018, China Recycling Energy Corporation entered into Securities Purchase Agreements with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 1,985,082 shares of the Company’s common stock.  The Shares were sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant (“Investor Warrants”) to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for a purchase price of $0.125 per Warrant and gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.  The Warrants are exercisable on the date of issuance at an initial exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC was the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and received a fee equal to 7.0% of the gross proceeds ($208,433) received by the Company from the offerings and warrants to purchase the Company’s Common Stock in an amount equal to 7% of the Company’s Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

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

Private Placement in February 2019

On February 13, 2019, China Recycling Energy Corporation entered into a Securities Purchase Agreement (the “Agreement”) with Great Essential Investment, Ltd. a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company sold to the Purchaser in a private placement 1,600,000 shares of the Company’s common stock, par value $0.001 per share, at $1.013 per share, for $1,620,800. The Company was required to file a registration statement for the registration of the Shares for their resale by the Purchaser within 100 days from the effective date of this Agreement. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company filed the registration statement on May 24, 2019, and was declared effective on June 4, 2019.

Registered Direct Offering and Private Placement in April 2019

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, an aggregate of 2,359,272 shares of common stock.  The Shares were sold to the Purchasers at a negotiated purchase price of $0.80 per share, for aggregate gross proceeds to the Company of $1,887,417, before deducting a total of $200,000 in placement agent fees and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase 0.75 of a share of the Company’s Common Stock for each share purchased under the Purchase Agreement, or 1,769,454 warrants in the aggregate. The Warrants are exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $0.9365 per share, and expire on the five and one-half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and received an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offerings (or $132,119), an aggregate of up to $75,000 for certain expenses, $10,000 for clearing expenses and warrants to purchase our Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 165,149 shares of Common Stock, on substantially the same terms as the Warrants, except that the Placement Agent Warrants have an initial exercise price of $1.00 per share, are exercisable commencing on the later of (i) six months of the issuance date or (ii) the date on which the Company increases the number of its authorized shares, and expire on April 15, 2024.

The warrants issued in this private placement were classified as equity instruments. The Company accounted for the warrants issued in the private placement based on the fair value method under ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: estimated life of 5.5 years for Investor Warrants and 5 years for Placement Agent Warrants, volatility of 100%, risk-free interest rate of 2.41% and dividend yield of 0%. The FV of the warrants issued to investors at grant date was $855,246, and the FV of the warrants issued to the placement agent at grant date was $75,901.

Following is a summary of the warrant activity for the six months ended June 30, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Granted	2,124,038	$1.41	5.47
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	2,124,038	$1.41	5.29
Exercisable at December 31, 2018	2,124,038	$1.41	5.29
Granted	1.934,603	$0.95	5.25
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2019	4,058,641	$1.19	5.01
Exercisable at June 30, 2019	4,058,641	$1.19	5.01

On July 8, 2019, the Company filed a Certificate of Amendment with the State of Nevada to (i) increase the total number of authorized shares of common stock, par value $0.001 per share, from 20,000,000 shares to 100,000,000 shares and (ii) authorize the issuance of up to 60,000,000 shares of blank check preferred stock, par value $0.001 per share, which were approved at the Company’s annual stockholders meeting held on July 2, 2019.

17. NONCONTROLLING INTEREST AND LONG TERM PAYABLE

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($0.44 million), and Shanghai TCH record the purchase price as long term payable as of June 30, 2019. On January 22, 2019, HYREF completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

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

The Company’s subsidiaries generate all of their income from their PRC operations. All of the Company’s Chinese subsidiaries’ effective income tax rate for 2019 and 2018 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s CFS do not present any income tax provisions related to Cayman Islands tax jurisdiction, where Sifang Holding is domiciled.

The US parent company, China Recycling Energy Corporation, is taxed in the US and, as of June 30, 2019, had net operating loss (“NOL”) carry forwards for income taxes of $14.91 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2019, the Company’s PRC subsidiaries had $36.01 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.6)%	(3.3)%
Tax adjustment on PRC tax return	5.3%	-%
Reversal of temporary difference due to disposal of Shengqiu	(22.4)%	-%
Permanent differences	2.0%	10.3%
Other	-%	7.8%
Valuation allowance on PRC NOL	15.4%	21.0%
Valuation allowance on US NOL	0.2%	3.5%
Tax (benefit) per financial statements	(24.1)%	18.3%

The provision for income taxe expense for the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense – current	$78,044	$921,041
Income tax benefit – deferred	(2,364,088)	(653,123)
Total income tax expense (benefit)	$(2,286,044)	$267,918

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.8)%	(3.7)%
Tax adjustment on PRC tax return	9.8%	-%
Reversal of temporary difference due to disposal of Shengqiu	3.2%	-%
Permanent differences	-%	9.5%
Other	1.6%	7.9%
Valuation allowance on PRC NOL	11.9%	1.1%
Valuation allowance on US NOL	0.3%	1.7%
Tax (benefit) per financial statements	2.0%	(4.5)%

The provision for income taxes expense for the three months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense (benefit) – current	$(61,700)	$463,046
Income tax expense (benefit) – deferred	166,527	(534,673)
Total income tax expense (benefit)	$104,827)	$(71,627)

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

The Company recorded $0 compensation expense for stock options to employees during six and three months ended June 30, 2019 and 2018, respectively.

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

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2018	9,000	$5.4	5.41
Exercisable at December 31, 2018	9,000	$5.4	5.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2019	9,000	$5.4	4.91
Exercisable at June 30, 2019	9,000	$5.4	4.91

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2019.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,109,194 ($10,570,023)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

At June 30, 2019, the future annual rental payments for the years ending are as follows:

June 30, 2020	$106,133
June 30, 2021	31,569

For the six months ended June 30, 2019 and 2018, the rental expense of the Company was $53,067 and $33,600, respectively.

For the three months ended June 30, 2019 and 2018, the rental expense of the Company was $26,494 and $16,800, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Xuzhou Tian’an, Note 8 for commitments on construction in progress.

23. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent events to disclose in its CFS.

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

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. By supporting and motivating all kinds of the electric power market to participate in resource development and utilization of demand response, we plan to provide services including peak shaving with compensation and frequency modulation. We intend to gradually form motor load performance for peak and low-hours, which will account for about 3% of the annual maximum power load on the demand side and to ensure the electricity supply and demand balance for situations of non-severe power shortages.

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

The Company’s organizational chart as of June 30, 2019 is as follows:

CREG Legal Structure

Shanghai TCH and its Subsidiaries

Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004 and has registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC on November 8, 2007. In February 2009, Huahong was incorporated in Xi’an, Shaanxi province. Erdos TCH was incorporated in April 2009 in Erdos, Inner Mongolia Autonomous Region. On July 19, 2013, Xi’an TCH formed Xi’an Zhonghong New Energy Technology Co., Ltd (“Zhonghong”). Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong.

As of June 30, 2019, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with Pucheng for two biomass power generation (“BMPG”) systems.

The Fund Management Company and the HYREF Fund

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and has 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between Hongyuan Huifu and Xi’an TCH, respectively.

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-back Agreement entered on December 29, 2018 (see Note 12). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed January 22, 2019. The Company recorded approximately $47,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company has no ownership in the Fund Management Company after this transaction.

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

With the current economic conditions in China, the government limited over-capacity and production in the iron and steel industry, which resulted in a decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon and its revenue and cash flows, and made it difficult for Erdos to make the monthly minimum lease payment.

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which price will be adjusted annually based on prevailing market conditions.   From May 2019 through October 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but had no operations since then nor any registered capital contribution was made.

Shenqiu Yuneng Biomass Power Generation Projects

On May 25, 2011, Xi’an TCH entered into a Letter of Intent with Shenqiu YuNeng Thermal Power Co., Ltd. (“Shenqiu”) to reconstruct and transform a Thermal Power Generation System owned by Shenqiu into a 75T/H BMPG System for $3.57 million (RMB 22.5 million). The project commenced in June 2011 and was completed in the third quarter of 2011. On September 28, 2011, Xi’an TCH entered into a Biomass Power Generation Asset Transfer Agreement with Shenqiu (the “Shenqiu Transfer Agreement”). Pursuant to the Shenqiu Transfer Agreement, Shenqiu sold Xi’an TCH a set of 12 MW BMPG systems (after Xi’an TCH converted the system for BMPG purposes). As consideration for the BMPG systems, Xi’an TCH paid Shenqiu $10.94 million (RMB 70 million) in cash in three installments within six months upon the transfer of ownership of the systems. By the end of 2012, all the consideration was paid. On September 28, 2011, Xi’an TCH and Shenqiu also entered into a Biomass Power Generation Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12 MW BMPG systems to Shenqiu at a monthly rental of $286,000 (RMB 1.8 million) for 11 years. Upon expiration of the 2011 Shenqiu Lease, ownership of this system will transfer from Xi’an TCH to Shenqiu at no additional cost. In connection with the 2011 Shenqiu Lease, Shenqiu paid one month’s rent as a security deposit to Xi’an TCH, in addition to providing personal guarantees.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer was completed February 15, 2019. The Company recorded $213,044 loss from the transfer.

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

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), with registered capital of RMB 30 million ($4.85 million). Xi’an TCH paid RMB 27 million ($4.37 million) and owns 90% of Zhonghong. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($0.44 million). The transfer was completed January 22, 2019.

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong agreed to design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli agreed to pay energy saving fees (the “Chengli Project”). Chengli will contract the operation of the system to a third party contractor that is mutually agreed to by Zhonghong. In addition, Chengli will provide the land for the CDQ system and CDQ WHPG system at no cost to Zhonghong. The term of these Agreements is 20 years. The watt hours generated by the Chengli Project will be charged at RMB 0.42 ($0.068) per KWH (excluding tax). The operating time shall be based upon an average 8,000 hours annually. If the operating time is less than 8,000 hours per year due to a reason attributable to Chengli, then time charged shall be 8,000 hours a year, and if it is less than 8,000 hours due to a reason attributable to Zhonghong, then it shall be charged at actual operating hours. The construction of the Chengli Project was completed in the second quarter of 2015 and the project successfully completed commissioning tests in the first quarter of 2017. The Chengli Project is now operational, however, due to intensifying environmental protection, the local environmental authorities required the project owner constructing CDQ sewage treatment to complete supporting works, which were completed and passed through acceptance inspection during the quarter ended September 30, 2018. However, the owner of Chengli Project changed from Chengli to Shandong Boxing Shengli Technology Company Ltd. (“Shengli”). This change resulted from transfer of the equity ownership of Chengli to Shengli (a private company) in March 2014. Chengli, a 100% state-owned enterprise that is 100% owned by the local Power Supply Bureau,  is no longer allowed to carry out business activities, and Shengli, the new owner, is not entitled to the high on-grid prices, and thus demanded a renegotiation of the settlement terms for the project. The Company negotiated with the new project owner on the lease term, settlement method and settlement price, but no agreement has been reached.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer was completed January 22, 2019, and the Company recorded $638,166 loss from this transfer.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the end of 2019. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. Due to the stricter administration of environmental protection policies and recent increase in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer was completed February 15, 2019. The Company recorded $405,959 loss from this transfer. As of June 30, 2019, Mr. Chonggong Bai is in the process of transferring all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment. As of June 30, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed. As of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng for another few months when Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at June 30, 2019.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of June 30, 2019, the Company had receivables from Zhongtai for $11.64 million (with bad debt allowance of $5.82 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating it expects to repay the remaining balance of $11.88 million by the end of October 2019, once it resumes the normal production.

Related Party Transactions

As of June 30, 2019, the Company had $40,842 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2019, the Company had gross accounts receivable of $51,100,975; of which, $35.94 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai but is waiting for completion of transfer Mr. Bai’s all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF; $11.64 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $3.53 million accounts receivable of Erdos TCH for the electricity sold. As of June 30, 2019, the Company had bad debt allowance of $5,818,435 for Zhongtai and $352,566 for Erdos TCH due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of June 30, 2019, the interest receivable on sales type leases was $5,322.686, mainly representing recognized but not yet collected interest income for the Pucheng systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of June 30, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $22,071,360 for the Pucheng systems.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects is recorded as investment in sales-type leases in accordance with ASC Topic 840, “Leases,” and its various amendments and interpretations.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU on January 1, 2019 and concluded the adoption of this new AUS did not have a material impact to the Company’s CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

RESULTS OF OPERATIONS

Comparison of three months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019		2018
		% of Sales		% of Sales
Sales	$80,924	100%	$1,381,437	100%
Sales of systems	-	-%	-	-%
Contingent rental income	80,924	100%	1,381,437	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	80,924	100%	1,381,437	100%
Interest income on sales-type leases	-	-%	657,866	48%
Total operating income	80,924	100%	2,039,393	148%
Total operating expenses	(3,399,419)	(4,201)%	(2,186,175)	(158)%
Income (loss) from operations	(3,318,495)	(4,101)%	(146,872)	(11)%
Total non-operating expenses, net	(1,839,767)	(2,273)%	(1,453,361)	(105)%
Income (loss) before income tax	(5,158,262)	(6,374)%	(1,600,233)	(116)%
Income tax expense	104,827	130%	(71,627)	(5)%
Less: loss attributable to noncontrolling interest	-	-%	(95,925)	(7)%
Net loss attributable to China Recycling Energy Corp	$(5,263,089)	(6,504)%	$(1,432,681)	(104)%

SALES. Total sales for the three months ended June 30, 2019 and 2018 were $80,924 and $1,381,437, respectively. The sales were from the electricity sold in Erdos TCH. However, from May 2019 through October 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the three months ended June 30, 2019 and 2018 were $80,924 and $1,381,437, a gross margin of 100% each.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2019 was $0, a $0.66 million decrease from $0.66 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, there was no interest income; in February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai, and the Company only had Pucheng Phase I and II systems on hand.

The decreased interest income was due to the suspension of the Pucheng systems due to the lack of supply for biomass waste which has caused the price of raw material to increase significantly, and the Company’s ceasing to accrus interest income in April 2018. Pucheng has not resumed operations to date.

During the three months ended June 30, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense totaling $3,399,419 for the three months ended June 30, 2019, compared to $2,186,175 for the three months ended June 30, 2018, an increase of $1,213,244 or 55%. The increase was mainly due to increased bad debt expense by $1,980,515 which was partly offset by decreased operating expense by $723,432 of Erdos TCH and decreased payroll expense by $48,452.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended June 30, 2019, net non-operating expense was $1.84 million compared to $1.45 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, we had $41,498 interest income but the amount was offset by $1.86 million interest expense on entrusted loan. For the three months ended June 30, 2018, we had $40,016 interest income but the amounts were offset by a $1.49 million interest expense on loans.

INCOME TAX (BENEFIT)EXPENSE. Income tax expense was $104,827 for the three months ended June 30, 2019, compared with $71,627 income tax benefit for the three months ended June 30, 2018. The consolidated effective income tax rates for the three months ended June 30, 2019 and 2018 were 2.0% and (4.5)%, respectively.

NET LOSS. Net loss for the three months ended June 30, 2019 was $5,263,089 compared to $1,432,681 for the three months ended June 30, 2018, an increase of loss of $3,830,408. This increase in net loss was mainly due to the decrease operating income and increase operating expenses as described above.

Comparison of six months Ended June 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019		2018
		% of Sales		% of Sales
Sales	$702,973	100%	$2,804,268	100%
Sales of systems	-	-%	-	-%
Contingent rental income	702,973	100%	2,804,268	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	702,973	100%	2,804,268	100%
Interest income on sales-type leases	173,360	25%	2,264,481	81%
Total operating income	876,333	125%	5,068,749	181%
Total operating expenses	(4,842,239)	(689)%	(3,692,406)	(132)%
Income (loss) from operations	(3,965,906)	(564)%	1,376,343	49%
Total non-operating expenses, net	(5,525,521)	(786)%	(2,842,526)	(101)%
Income (loss) before income tax	(9,491,427)	(1,350)%	(1,466,183)	(52)%
Income tax expense (benefit)	(2,286,044)	(325)%	267,918	10%
Less: loss attributable to noncontrolling interest	-	-%	(187,183)	(7)%
Net loss attributable to China Recycling Energy Corp	$(7,205,383)	(1,025)%	$(1,546,918)	(55)%

SALES. Total sales for the six months ended June 30, 2019 and 2018 were $702,973 and $2,804,268, respectively. The sales were from the electricity sold in Erdos TCH. However, from May 2019 through October 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the six months ended June 30, 2019 and 2018 were $702,973 and $2,804,268, a gross margin of 100% for each period.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2019 was $173,360, a $2.09 million decrease, from $2.26 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, interest income was derived from the Shenqiu Phase I and II systems (15 and 11.9 years, respectively) for the month of January 2019; in February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai.

During the six months ended June 30, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

The decreased interest income was due to the suspension of the Pucheng systems due to the lack of supply for biomass waste which has caused the price of raw material to increase significantly, and the Company’s ceasing to accrue interest income in April 2018. Pucheng has not resumed operations to date.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, and bad debt expense totaling $4,842,239 for the six months ended June 30, 2019, compared to $3,692,406 for the six months ended June 30, 2018, an increase of $1,149,833 or 31%. The increase was mainly due to increased bad debt expense by $1,989,032 which was partly offset by decreased operating expense by $726,942 of Erdos, and decreased payroll expense by $48,687.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the six months ended June 30, 2019, net non-operating expense was $5.53 million compared to net non-operating expense of $2.84 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we had $82,610 interest income but the amount was offset by $3.79 million interest expense on entrusted loans, loss on note conversion of $893,958, and loss on disposal of systems of $1,264,256. For the six months ended June 30, 2018, we had $77,220 in interest income but the amounts were offset by a $2.92 million interest expense on loans.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $2.29 million for the six months ended June 30, 2019, compared with $0.27 million income tax expense for the six months ended June 30, 2018. The consolidated effective income tax rates for the six months ended June 30, 2019 and 2018 were (24.1) % and 18.3%, respectively. The increase in income tax benefit for six months ended June 30, 2019 was due to increased taxable loss.

NET LOSS. Net loss for the six months ended June 30, 2019 was $7,205,383 compared to $1,546,918 for the six months ended June 30, 2018, an increase of loss of $5,658,465. This increase in net loss was mainly due to decreased operating income and increased operating expenses as described above.

Liquidity and Capital Resources

Comparison of six months Ended June 30, 2019 and 2018

As of June 30, 2019, the Company had cash and equivalents of $51.49 million, other current assets of $52.27 million, current liabilities of $76.42 million, working capital of $27.33 million, a current ratio of 1.36:1 and a liability-to-equity ratio of 1.07:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating Activities	$(6,971,096)	$1,752,281
Investing Activities	5,162	-
Financing Activities	5,309,475	-

Net cash used in operating activities was $6.97 million during the six months ended June 30, 2019, compared to $1.75 million cash provided by operating activities for the six months ended June 30, 2018. The increase in net cash outflow for the six months ended June 30, 2019 was mainly due to decreased collection of principal on sales-type leases by $1.72 million, decreased cash inflow on prepaid expenses by $0.60 million, increased cash outflow on other receivable by $0.88 million, increased cash outflow on accounts payables by $3.29 million, increased cash outflow on tax payable by $1.67 million, and payment of refund of a $0.49 million deposit for Shenqiu Phase I & II due to transferring the systems to Mr. Chonggong Bai.

Net cash provided by investing activities was $5,162 and $0, respectively, for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, $5,162 was the proceeds from disposal of the fixed assets.

Net cash provided by financing activities was $5.31 million compared to net cash provided by financing activities of $0 during the six months ended June 30, 2019 and 2018, respectively. The cash inflow in the six months ended June 30, 2019 came from the proceeds of issuance of notes of $2.00 million and proceeds from issuance of common stock of $3.31 million.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	June 30, 2019	December 31, 2018
Unrestricted retained earnings (accumulated deficit)	$(44,843,624)	$(37,675,202)
Restricted retained earnings (surplus reserve fund)	14,488,751	14,525,712
Total retained earnings (accumulated deficit)	$(30,354,873)	$(23,149,490)

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

Contractual Obligations

The Company’s contractual obligations as of June 30, 2019 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Notes payable	$-	$2,100,000	15
Entrusted loan	48,293,016	-	12
Total	$48,293,016	$2,100,000

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

Commitments

Xuzhou Tian’an CDQ Power Generation Projects

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of June 30, 2019, Zhonghong had $25.06 million (or $38.32 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $4.04 million for the Tian’an project.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: August 16, 2019	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2019	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith