Form 10-Q
period 2019-09-30
CHINA RECYCLING ENERGY CORP
filed 2019-11-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock, as of November 13, 2019 was 17,872,998.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Nine Months Ended September 30, 2019 and September 30, 2018	2

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2019 and September 30, 2018	3

	Consolidated Statements of Stockholders’ Equity – Nine and Three Months Ended September 30, 2019 and 2018	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and equivalents	$50,845,538	$53,223,142
Accounts receivable, net	43,670,925	11,755,251
Interest receivable on sales type leases	5,173,531	9,336,140
Prepaid expenses	51,126	32,395
Other receivables	1,013,369	1,559,116

Total current assets	100,754,489	75,906,044

NON-CURRENT ASSETS
Investment in sales-type leases, net	8,174,254	24,962,056
Long term investment	-	475,635
Long term deposit	15,497	15,971
Property and equipment, net	26,674,637	27,495,049
Construction in progress	24,353,518	42,582,177

Total non-current assets	59,217,906	95,530,888

TOTAL ASSETS	$159,972,395	$171,436,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,168,743	$5,591,876
Taxes payable	3,451,111	3,636,559
Accrued liabilities and other payables	1,139,403	1,617,997
Due to related parties	41,179	41,168
Interest payable on entrusted loans	22,335,362	17,473,492
Entrusted loan payable	46,939,728	48,373,936

Total current liabilities	76,075,526	76,735,028

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized OID and debt issuing costs	-	1,016,589
Accrued interest on notes	326,620	40,572
Income tax payable	6,390,625	6,390,625
Deferred tax liability, net	-	3,040,346
Notes payable, net of unamortized OID	1,829,250	-
Long term payable	424,154	-
Refundable deposits from customers for systems leasing	537,262	1,034,503

Total noncurrent liabilities	9,507,911	11,522,635

Total liabilities	85,583,437	88,257,663

CONTINGENCIES AND COMMITMENTS (NOTE 21 & 22)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 16,510,498 shares and 10,295,280 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	16,510	10,295
Additional paid in capital	116,031,772	114,484,018
Statutory reserve	14,525,712	14,525,712
Accumulated other comprehensive loss	(7,203,689)	(4,620,930)
Accumulated deficit	(48,981,347)	(37,675,202)

Total Company stockholders’ equity	74,388,958	86,723,893

Noncontrolling interest	-	(3,544,624)

Total equity	74,388,958	83,179,269

TOTAL LIABILITIES AND EQUITY	$159,972,395	$171,436,932

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Revenue
Contingent rental income	$702,973	$3,948,505	$-	$1,144,237

Interest income on sales-type leases	173,360	2,771,452	-	506,971

Total operating income	876,333	6,719,957	-	1,651,208

Operating expenses
Bad debts	5,508,377	3,299,458	2,683,474	2,463,587
Loss on disposal of systems	1,250,731	-	-	-
General and administrative	2,160,017	4,128,345	142,681	1,271,810

Total operating expenses	8,919,125	7,427,803	2,826,155	3,735,397

Loss from operations	(8,042,792)	(707,846)	(2,826,155)	(2,084,189)

Non-operating income (expenses)
Gain on note conversion	24,240	-	24,240	-
Interest income	120,903	113,942	38,293	36,722
Interest expense	(5,888,819)	(4,035,107)	(2,094,899)	(1,116,642)
Interest expense – inducement on note conversion	(893,958)	-	-	-
Other income (expense), net	332,397	622	1,919	1,903

Total non-operating expenses, net	(6,305,237)	(3,920,543)	(2,030,447)	(1,078,017)

Loss before income tax	(14,348,029)	(4,628,389)	(4,856,602)	(3,162,206)
Income tax benefit	(3,041,884)	(272,998)	(755,840)	(540,916)

Loss before noncontrolling interest	(11,306,145)	(4,355,391)	(4,100,762)	(2,621,290)

Less: loss attributable to noncontrolling interest	-	(273,235)	-	(86,052)

Net loss attributable to China Recycling Energy Corporation	(11,306,145)	(4,082,156)	(4,100,762)	(2,535,238)

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(2,582,759)	(8,090,700)	(2,486,200)	(6,110,231)
Foreign currency translation gain attributable to noncontrolling interest	-	35,361	-	22,735

Comprehensive loss attributable to China Recycling Energy Corporation	$(13,888,904)	$(12,172,856)	$(6,586,962)	$(8,645,469)

Comprehensive loss attributable to noncontrolling interest	$-	$(237,874)	$-	$(63,317)

Basic weighted average shares outstanding	14,671,142	8,310,198	16,159,194	8,310,198
Diluted weighted average shares outstanding	14,671,142	8,310,198	16,159,194	8,310,198

Basic loss per share	$(0.77)	$(0.49)	$(0.25)	$(0.31)
Diluted loss per share *	$(0.77)	$(0.49)	$(0.25)	$(0.31)

* The basic and diluted loss per share are the same due to antidilutive options and warrants resulting from the Company’s net loss.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(11,306,145)	$(4,355,391)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation	-	2,049
Amortization of OID and debt issuing costs of convertible note	84,661	7,767
Bad debt expense	5,508,377	3,262,588
Loss on disposal of 40% ownership of Fund Management Co	46,761	-
Investment loss	-	10,962
Loss on transfer of Chengli Boxing system	628,170	-
Loss on transfer of Xuzhou Huayu system	399,601	-
Loss on transfer of Shenqiu Phase I & II systems	209,707	-
Loss on disposal of fixed assets	289	-
Gain on note conversion	(24,240)	-
Interest expense – inducement on note conversion	893,958
Changes in deferred tax	(3,044,371)	(1,589,864)
Changes in assets and liabilities:
Interest receivable on sales type leases	(171,506)	367,877
Collection of principal on sales type leases	-	2,453,103
Accounts receivable	64,306	(1,020,973)
Prepaid expenses	(20,320)	699,076
Other receivables	(132,920)	(249,966)
Notes receivable	-	333,674
Construction in progress	-	(7,156,966)
Accounts payable	(2,857,402)	3,522,376
Taxes payable	(1,323,919)	608,798
Interest payable on entrusted loan	5,551,651	5,851,446
Accrued liabilities and other payables	(109,867)	647,733
Refundable deposit for systems leasing	(481,462)	-

Net cash provide by (used in) operating activities	(6,084,671)	3,394,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	5,106	-

Net cash provided by investing activities	5,106	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible note payable	-	1,000,000
Issuance of notes payable	2,000,000	-
Issuance of common stock	3,309,475	-

Net cash provided by financing activities	5,309,475	1,000,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(1,607,514)	(3,281,877)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,377,604)	1,112,412
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	53,223,142	49,830,243

CASH AND EQUIVALENTS, END OF PERIOD	$50,845,538	$50,942,655

Supplemental cash flow data:
Income tax paid	$223,369	$1,160,017
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai	$34,931,358

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$1,272,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock				Other
	Shares	Amount	Paid in Capital	Statutory Reserves	Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest

Balance at December 31, 2018	10,295,820	$10,295	$114,484,018	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

Issuance of common stock	1,600,000	1,600	1,619,200	-	-	-	1,620,800	-

Conversion of note payable into shares	1,851,946	1,852	2,013,124	-	-	-	2,014,976	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Net loss for the quarter	-	-	-	-	-	(1,942,294)	(1,942,294)	-

Transfer to statutory reserves	-	-	-	213,360	-	(213,360)	-	-

Foreign currency translation gain	-	-	-	-	1,810,626	-	1,810,626	-

Balance at March 31, 2019	13,747,766	13,747	114,168,100	14,739,072	(2,810,304)	(39,830,856)	86,279,759	-

Issuance of common stock	2,358,732	2,359	1,686,316	-	-	-	1,688,675	-

Net loss for the quarter	-	-	-	-	-	(5,263,089)	(5,263,089)	-

Transfer to statutory reserves	-	-	-	(250,321)	-	250,321	-	-

Foreign currency translation loss	-	-	-	-	(1,907,185)	-	(1,907,185)	-

Balance at June 30, 2019	16,106,498	16,106	115,854,416	14,488,751	(4,717,489)	(44,843,624)	80,798,160	-

Issuance of common stock for partial note conversion	404,000	404	177,356	-	-	-	177,760	-

Net loss for the quarter	-	-	-	-	-	(4,100,762)	(4,100,762)	-

Transfer to statutory reserves	-	-	-	36,961	-	(36,961)	-	-

Foreign currency translation loss	-	-	-	-	(2,486,200)	-	(2,486,200)	-

Balance at September 30, 2019	16,510,498	$16,510	$116,031,772	$14,525,712	$(7,203,689)	$(48,981,347)	$74,388,958	$-

	Common Stock				Other
	Shares	Amount	Paid in Capital	Statutory Reserves	Comprehensive Income (loss)	Retained Earning	Total	Noncontrolling Interest

Balance at December 31, 2017	8,310,198	$8,310	$111,796,813	$14,525,712	$860,553	$28,321,696	$155,513,084	$(478,637)

Net loss for the quarter	-	-	-	-	-	(114,237)	(114,237)	(91,258)

Transfer to statutory reserves	-	-	-	75,990	-	(75,990)	-	-

Foreign currency translation gain	-	-	-	-	6,405,278	-	6,405,278	(21,922)

Balance at March 31, 2018	8,310,198	8,310	111,796,813	14,601,702	7,265,831	28,131,469	161,804,125	(591,817)

Net loss for the quarter	-	-	-	-	-	(1,432,681)	(1,432,681)	(95,925)

Transfer to statutory reserves	-	-	-	(39,791)	-	39,791	-	-

Foreign currency translation loss	-	-	-	-	(8,385,747)	-	(8,385,747)	34,547

Balance at June 30, 2018	8,310,198	8,310	111,796,813	14,561,911	(1,119,916)	26,738,579	151,985,697	(653,195)

Net loss for the quarter	-	-	-	-	-	(2,535,238)	(2,535,238)	(86,052)

Transfer to statutory reserves	-	-	-	(36,199)	-	36,199	-	-

Foreign currency translation loss	-	-	-	-	(6,110,231)	-	(6,110,231)	22,735

Balance at September 30, 2018	8,310,198	$8,310	$111,796,813	$14,525,712	$(7,230,147)	$24,239,540	$143,340,228	$(716,512)

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of September 30, 2019 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. According to the parties’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives a complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. In addition, Xi’an TCH paid Erdos accumulated profits from inception up to June 30, 2013 in accordance with a supplementary agreement entered into on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date.   Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company expects the resumption of operations in February 2020. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of the Biomass Power Generation Project (the “Termination Agreement”) with Pucheng.

Pucheng failed to pay fees it owed to Xi’an TCH for leasing two biomass power generation systems from Xi’an TCH with total capacity of 24 MW, due to its long suspension of production resulting from the significant reduction of raw material supplies for its biomass power generation operation in Pucheng County, which caused the biomass power generation project to no longer be suitable. Pursuant to the Termination Agreement, the parties agreed that: (i) Pucheng shall pay off outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million ($14 million) from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million ($14 million) to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid.  The Company recorded an additional $2.63 million bad debt expense for Pucheng during the quarter ended September 30, 2019. As of the date of this report, Puchang has not paid off RMB 97.6 million and Xi’an TCH still holds ownership of the Project.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). As consideration for the transfer of the Shenqui Phase I and II Projects to Mr. Bai (Note 12), Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for a loan made by Xi’an Zhonghong to HYREF on January 10, 2019. The transfer of the projects was completed on February 15, 2019. The Company recorded $213,044 loss from the transfer during the nine months ended September 30, 2019.

The Fund Management Company

On June 25, 2013, Xi’an TCH and Hongyuan Huifu Venture Capital Co. Ltd. (“Hongyuan Huifu”) established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.45 million). Xi’an TCH made an initial capital contribution of RMB 4 million ($650,000) and held a 40% ownership interest in the Fund Management Company. With respect to the Fund Management Company, voting rights and dividend rights are allocated 80% and 20% between HongyuanHuifu and Xi’an TCH, respectively.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 12). The transfer of the Station was completed January 22, 2019, the Company recorded $638,166 loss from this transfer.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of overcapacity and pollution of the iron and steel and related industries, the Chinese government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020.  Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location, in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu has completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations. Due to the stricter administration of environmental protection policies and recent increases in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing similar situations of suspended production while they rectify technologies and procedures.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him (Note 12), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. The transfer of the project was completed on February 15, 2019. The Company recorded $405,959 loss from this transfer during the nine months ended September 30, 2019. On January 10, 2019,  Mr. Chonggong Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment. As of September 30, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed.   As of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng until Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin or until December 31, 2019, whichever comes earlier. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at September 30, 2019.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of September 30, 2019, the Company had receivable from Zhongtai for $11.64 million (with bad debt allowance of $5.82 million). Zhongtai provided an acknowledgement letter to the Company stating it expected to repay the remaining balance of $11.88 million by the end of October 2019, once it resumes normal production. In mid September 2019, Zhongtai had resumed production, and on October 31, 2019, Zhongtai repaid RMB 5.00 million ($0.71 million).

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd. (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000), which must be contributed before October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations nor has any capital contribution been made as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) with registered capital of $30,000,000, to be paid within 10 years from the date the business license is issued. Yinghua is 100% owned by the Company and will be mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations nor has any capital contribution been made as of the date of this report.

Formation of ShengYa Energy

On July 1, 2016, Xi’an Zhonghong incorporated a subsidiary, Xi’an ShengYa Energy Co., Ltd. (“ShengYa Energy”) with registered capital of $29.42 million (RMB 200,000,000), ShengYa Energy has not yet commenced operations nor has any capital contribution been made as of the date of this report.

Summary of Sales-Type Leases at September 30, 2019

As of September 30, 2019, the Company had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial information as of September 30, 2019 and for the nine and three month periods ended September 30, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures which are normally included in consolidated financial statements (“CFS”)prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on April 16, 2019. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019, results of operations for the nine and three months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Leases

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

Accounts Receivable

The Company’s accounts receivable arise from sale of the system and sale of electricity of Erdos. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables more than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

As of September 30, 2019, the Company had gross accounts receivable of $49.67 million; of which, $34.93 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $11.31 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $3.43 million accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2018, the Company had accounts receivable of $15,252,162 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of September 30, 2019, the Company had bad debt allowance of $5,655,389 for Zhongtai and $342,686 for Erdos TCH due to not making the payments as scheduled. As of December 31, 2018, the Company had bad debt allowance of $3,496,911 for Zhongtai due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of September 30, 2019, the interest receivable on sales type leases was $5,173,531, mainly from recognized but not yet collected interest income for the Pucheng systems. As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. As of April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $24,082,622 for the Pucheng systems (including $2.63 million additional bade debt recorded in the quarter ended September 30, 2019 due to the possible sale of the Pucheng System described in Note 1). As of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 ($7,274,872 for the Shenqiu systems and $22,071,360 for the Pucheng systems) due to lessees’ tight working capital and continuous delay in making the payment.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded no asset impairment loss for the nine months ended September 30, 2019. The Company recorded asset impairment loss of $28,429,789 for three projects for the year ended December 31, 2018.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement for Xi’an Zhonghong to transfer Chengli CDQ WHPG station as the repayment of a loan for RMB 188,639,400 ($27.54 million) to HYREF. The transfer price was considered the FV of the system. The Company compared the carrying value and FV of the Chengli system, and recorded asset impairment loss of $8,124,968 for the system for the year ended December 31, 2018.

As of December 31, 2018, the progress of the Xuzhou Tian’an project is slow due to strict environmental protection policies. The Company estimated the FV of the Xuzhou Tian’an project to be around RMB 172,250,000 ($25.58 million). The Company compared the carrying value and FV of the Tian’an Project, and recorded asset impairment loss of $13,512,592 for the project for the year ended December 31, 2018.

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

The Act also created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the nine and three months ended September 30, 2019, the Company calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing.

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

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of income and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. There is no NCI for the nine and three months ended September 30, 2019.

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

As of September 30, 2019 and December 31, 2018, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the nine and three months ended September 30, 2019 and 2018, the basic and diluted loss per share were the same due to antidilutive options and warrants resulting from the Company’s net loss. For the nine and three months ended September 30, 2019, 4,067,641 shares purchasable under warrants and options were excluded from the EPS calculation, as their effects were anti-dilutive.  For the nine and three months ended September 30, 2018, 9,000 shares purchasable under options were excluded from the EPS calculation, as their effects were anti-dilutive.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

3. NOTES RECEIVABLES – BANK ACCEPTANCE

From time to time, the Company has some notes receivables, representing the commercial notes (also called bank acceptances) that were issued by customers to Erdos TCH and were honored by the applicable bank. Erdos TCH may hold a bank acceptance until the maturity for the full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment. As of September 30, 2019 and December 31, 2018, the Company had outstanding notes receivable on-hand of $0.

4. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. The components of the net investment in sales-type leases as of September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
Total future minimum lease payments receivable	$55,705,580	$88,661,266
Less: executory cost	(3,573,565)	(5,687,704)
Less: unearned interest	(14,701,608)	(19,398,707)
Less: realized interest income but not yet received	(5,173,531)	(9,336,141)
Less: allowance for net investment receivable	(24,082,622)	(29,276,658)
Investment in sales-type leases, net	8,174,254	24,962,056
Current portion	-	-
Noncurrent portion	$8,174,254	$24,962,056

As of September 30, 2019, the gross future minimum rentals not including bad debt allowances to be received on non-cancelable sales-type leases by years were as follows:

2020	$25,081,650
2021	6,447,143
2022	6,447,143
2023	6,447,143
2024	6,447,143
Thereafter	4,835,358
Total	$55,705,580

5. PREPAID EXPENSES

The Company had $51,126 and $32,395 prepaid taxes as of September 30, 2019 and December 31, 2018, respectively.

6. OTHER RECEIVABLES

As of September 30, 2019, other receivables mainly consisted of (i) advances to third parties of $7,069, bearing no interest, payable upon demand, and (i) tax and maintenance cost receivable of $987,834 for Xi’an TCH. As of December 31, 2018, other receivables mainly consisted of (i) advances to third parties of $7,285, bearing no interest, payable upon demand, and (ii) tax and maintenance cost receivable of $1,528,368 for Xi’an TCH.

7. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and had a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $0 equity-based investment income (loss) during the nine and three months ended September 30, 2019, respectively. The Company recorded $(10,962) and $(6,147) equity-based investment loss during nine and three months ended September 30, 2018, respectively.

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

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed on January 22, 2019. The Company had approximately $47,200 loss from the sale of a 40% equity interest in Fund Management Company during the nine months ended September 30, 2019.

8. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and Equipment

As of September 30, 2019 and December 31, 2018, the Company had net property and equipment (after impairment loss of $8.12 million recorded in 2018) of approximately $26.67 million, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as the partial repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF (see Note 12). However, because the loan was not deemed repaid (See Note 12 for explanation), the Company kept the Chengli project in its books as fixed assets for accounting purposes as of September 30, 2019.

Construction in Progress

Construction in progress was for constructing power generation systems. The Xuzhou Huayu project was sold in February 2019. In 2018, the progress of the Xuzhou Tian’an project was slow due to strict environmental protection policies. The Company estimated the FV of the Xuzhou Tian’an project to be around RMB 172,250,000.00 ($25.58 million). The Company compared the carrying value and FV of the Tian’an Project, and recorded asset impairment loss of $13,512,592 for the project for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company’s construction in progress included:

	2019	2018
Xuzhou Huayu	$-	$23,778,899
Xuzhou Tian’an	37,243,036	38,380,969
Less: assets impairment allowance	(12,889,518)	(19,577,691)
Total	$24,353,518	$42,582,177

As of September 30, 2019, the Company was committed to pay an additional $3.92 million for the Xuzhou Tian’an project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020.

9. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018
Income tax – current	$1,508,825	$1,718,051
Value-added tax	1,684,941	1,666,695
Other taxes	257,345	251,813
Total – current	3,451,111	3,636,559
Income tax – noncurrent	$6,390,525	$6,390,625

Income tax payable was approximately $7.90 million at September 30, 2019, including $1.51 million current and $6.39 million noncurrent was from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such election.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018
Employee training, labor union expenditure and social insurance payable	$816,912	$844,997
Consulting, auditing, and legal expenses	39,420	488,052
Accrued payroll and welfare	233,839	261,152
Other	49,232	23,796
Total	$1,139,403	$1,617,997

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

As of September 30, 2019, and December 31, 2018, deferred tax liability consisted of the following:

	2019	2018
Deferred tax asset — current (accrual of employee social insurance)	$181,241	$186,779
Deferred tax liability — current (net investment in sales-type leases)	(751,984)	(1,639,057)
Deferred tax liability — current, net of current deferred tax asset	$(570,743)	$(1,452,278)

Deferred tax asset — noncurrent (depreciation of fixed assets)	$3,045,899	$6,176,064
Deferred tax asset — noncurrent (asset impairment loss)	7,434,503	15,003,497
Deferred tax asset — noncurrent (capitalized interest on CIP)	-	2,531,120
Deferred tax asset — noncurrent (interest income in sales-type leases)	841,599	658,307
Deferred tax asset — noncurrent (US NOL)	3,204,942	3,114,083
Deferred tax asset — noncurrent (PRC NOL)	10,097,716	1,617,861
Less: valuation allowance on deferred tax assets	(18,212,276)	(21,353,059)
Deferred tax assets — noncurrent, net	6,412,383	7,747,873
Deferred tax liability — noncurrent (net investment in sales-type leases)	(5,841,640)	(9,335,941)
Deferred tax liability — noncurrent, net of noncurrent deferred tax assets	$570,743	$(1,588,068)

Total Deferred tax liability, noncurrent under ASU 2015-17	$-	$(3,040,346)

12. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) was established in July 2013 with a total fund size of RMB 460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. For the year ended December 31, 2018, the Company recorded interest expense of $5.19 million on this loan and $2.43 million penalty interest on past due loan, and capitalized $2.38 million interest to construction in progress. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender has tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018 the Company worked out with the lender an alternative repayment proposal as described below. As of September 30, 2019, the interest payable for this loan was $22.34 million and the outstanding balance for this loan was $46.94 million.

Repayment of HYREF loan

1.	Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met.

On January 22, 2019, Xi’an Zhonghong, completed the transfer of Chengli CDQ WHPG station to HYREF as the repayment of a loan for RMB 188,639,400 ($27.54 million) owed to HYREF. Xi’an TCH is a secondary limited partner of HYREF. The consideration of the CDQ WHPG station was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018.

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

5.	Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement, pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million) and Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the RMB 247,066,000 ($36.07 million) loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

On February 15, 2019, Xi’an Zhonghong completed the transfer of the Xuzhou Huayu Project and Xi’an TCH completed the transfer of Shenqiu Phase I and II Projects to Mr. Bai, and on January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment of Xi’an Zhonghong’s loan to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

Xi’an Hanneng is a holding company and was supposed to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”), so that HYREF will indirectly receive and own such shares of Xi’an Huaxin as the repayment for the loan of Zhonghong. As of September 30, 2019, Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed. As of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng until December 31, 2019, when Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at September 30, 2019.

6.	The lender agreed to extend the repayment of RMB 77.00 million ($10.89 million) to July 8, 2023.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at September 30, 2019 was as follows:

Transfer price for Chengli Project	$26,670,729	Entrusted loan payable at September 30, 2019, net with Xi’an TCH investment in entrusted loan	$46,939,728
Transfer price for Xuzhou Huayu Project	16,966,167	Interest payable on entrusted loan at September 30, 2019	22,335,362
Transfer price for Shenqiu Phase I and II Projects	17,965,191	Add back: Xi’an TCH investment in entrusted loan	10,603,854
		Less: interest accrued from September 20, 2018 to September 30, 2019 due to cut-off date for interest calculation for repayment was September 20, 2018	(7,390,233)
		Less: portion of loan repayment due date extended to year 2023	(10,886,624)
	$61,602,087		$61,602,087

13. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of September 30, 2019 and December 31, 2018, the balance of refundable deposits from customers for systems leasing was $537,262 (for Pucheng systems) and $1,034,503 (for Pucheng and Shenqiu systems), respectively.

14. RELATED PARTY TRANSACTIONS

As of September 30, 2019, and December 31, 2018, the Company had $41,179 and $41,168, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

15. NOTE PAYABLES, NET

Convertible Note in July 2018

On July 11, 2018, the Company entered into a Securities Purchase Agreement with a Purchaser (Iliad Research and Trading, L.P), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,070,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $50,000, and the Company paid to the Purchaser $20,000 for fees and costs incurred by Purchaser in connection with the consummation of the Purchase Agreement.

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

During the first quarter of 2019, the Company amortized OID of $38,151 and loan issuing cost of $15,260, and recorded $10,446 interest expense for this convertible note. From January 16, 2019 through March 6, 2019, the investors converted the convertible note with principal of $1,070,000 and accrued interest of $51,018 into 1,851,946 common shares at conversion prices from $0.86 to $1.42, and the Company recorded $893,958 interest expense due to change in the conversion price, which was the difference between the market price and the conversion rate as of the conversion  date,  which was mutually agreed by the lender and borrower.

Convertible Notes / Promissory Notes in January and February 2019

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

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). Upon execution of the agreement, the notes holder surrendered the Convertible Notes to the Company and the Company issued to the holder the Exchange Notes. Upon surrender, the two Convertible Notes were cancelled and the remaining amount owed to Holder hereafter be evidenced solely by the Exchange Notes. All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at 8% and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter. The exchange of the Convertible Notes with Promissory Notes did not cause substantially different terms, and did not meet the conditions described in ASC 405-20-10-1; accordingly, the Company did not recognize any gain or loss for the exchange of the notes under ASC 470-50-40-8.

During the nine months ended September 30, 2019, the Company amortized OID of $31,250 and recorded $326,620 interest expense (including $106,680 and $105,944 in exchange fees, respectively) for these two notes.

As a result of default in the redemption request by the lender made on August 1, 2019, the Company and the lender entered into a forbearance agreement in which the lender agreed not to enforce its rights under the agreement and agreed not to make any Redemptions pursuant to the Section 4 of the Note before October 1, 2019.  Under the term of the forbearance agreement, in the event Lender delivers after October 1, 2019 a Redemption Notice to Borrower and the Redemption Amount set forth therein is not paid in cash to Lender within three Trading Days, then the applicable Redemption Amount shall be increased by 25% (the “First Adjustment,” and such increase to the Redemption Amount, the “First Adjusted Redemption Amount”). In the event the First Adjusted Redemption Amount is not paid within three Trading Days after the date of First Adjustment, then the First Adjusted Redemption Amount shall be increased in accordance with the following formula: $0.50 divided by the lowest Closing Trade Price of the Common Stock during the 20 Trading Days prior to the date of the Second Adjustment and the resulting quotient multiplied by the First Adjusted Redemption Amount (the “Second Adjustment,” and such increase to the First Adjusted Redemption Amount, the “Second Adjusted Redemption Amount”), provided, however, that such formula shall only be applied if the resulting quotient is greater than one and such formula shall in no event be used to reduce the First Adjusted Redemption Amount.

On September 19, 2019, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P (“Lender”). Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $202,000 (the “Partitioned Note”) from a Promissory Note (the “Note”) issued by the Company on April 14, 2019, which was exchanged from a Convertible Note originally issued by Company on January 31, 2019, whereupon the outstanding balance of the Note was reduced by an amount equal to the initial outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for 404,000 shares of the Company’s Common Stock. The Company recorded $24,240 gain on this partitioned note settlement, which was the difference between the market price and the conversion price.

16. SHARES ISSUED FOR EQUITY FINANCING

Registered Director Offering and Private Placement in October 2018

On October 29, 2018, CREG entered into Securities Purchase Agreements with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, 1,985,082 shares of the Company’s common stock.  The Shares were sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

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

H.C. Wainwright & Co., LLC was the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and received a fee of 7% of the gross proceeds ($208,433) received by the Company from the offerings and warrants to purchase the Company’s Common Stock in an amount of 7% of the Company’s Shares sold to the Purchasers in the offerings, or 138,956 shares of Common Stock, on substantially the same terms as the Warrants, with an initial exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

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

Private Placement in February 2019

On February 13, 2019, CREG entered into a Securities Purchase Agreement (the “Agreement”) with Great Essential Investment, Ltd. a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company sold to the Purchaser in a private placement 1,600,000 shares of the Company’s common stock, par value $0.001 per share, at $1.013 per share, for $1,620,800. The Company was required to file a registration statement for the registration of the Shares for their resale by the Purchaser within 100 days from the effective date of this Agreement. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company filed the registration statement on May 24, 2019, and was declared effective on June 4, 2019.

Registered Direct Offering and Private Placement in April 2019

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, 2,359,272 shares of common stock.  The Shares were sold to the Purchasers at a negotiated purchase price of $0.80 per share, for gross proceeds to the Company of $1,887,417, before deducting $200,000 in placement agent fees and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase 0.75 of a share of the Company’s Common Stock for each share purchased under the Purchase Agreement, or 1,769,454 warrants. The Warrants are exercisable beginning on the six month anniversary of the date of issuance at an initial exercise price of $0.9365 per share, and expire on the five and one-half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC acted as the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and received cash fee of 7% of the gross proceeds received by the Company from the offerings (or $132,119), up to $75,000 for certain expenses, $10,000 for clearing expenses and warrants to purchase the Company’s Common Stock in an amount equal to 7% of our Shares sold to the Purchasers in the offerings, or 165,149 shares of Common Stock, on substantially the same terms as the Warrants, except that the Placement Agent Warrants have an initial exercise price of $1.00 per share, are exercisable commencing on the later of (i) six months of the issuance date or (ii) the date on which the Company increases the number of its authorized shares, and expire on April 15, 2024.

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

Following is a summary of the warrant activity for the nine months ended September 30, 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Granted	2,124,038	$1.41	5.47
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	2,124,038	$1.41	5.29
Exercisable at December 31, 2018	2,124,038	$1.41	5.29
Granted	1,934,603	$0.95	5.25
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2019	4,058,641	$1.19	4.77
Exercisable at September 30, 2019	4,058,641	$1.19	4.77

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH (a wholly owned subsidiary of the Company) for RMB 3 million ($0.44 million), and Shanghai TCH record the purchase price as long term payable as of September 30, 2019. On January 22, 2019, HYREF completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH, Xi’an Zhongong then became a 100% subsidiary of Shanghai TCH. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

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

The US parent company, CREG is taxed in the US and, as of September 30, 2019, had net operating loss (“NOL”) carry forwards for income taxes of $14.91 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2019, the Company’s PRC subsidiaries had $40.39 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.6)%	(3.7)%
Reversal of temporary difference due to disposal of Shenqiu	(15.5)%	-%
Permanent differences	1.3%	3.7%
Other	-%	2.0%
Valuation allowance on PRC NOL	17.0%	11.4%
Valuation allowance on US NOL	0.6%	1.7%
Tax (benefit) per financial statements	(21.2)%	(5.9)%

The provision for income tax expense for the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense (benefit) – current	$2,487	$1,316,866
Income tax benefit – deferred	(3,044,371)	(1,589,864)
Total income tax expense (benefit)	$(3,041,884)	$(272,998)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.7)%	(3.8)%
Tax adjustment on PRC tax return	-%	-%
Reversal of temporary difference due to disposal of Shenqiu	(2.1)%	-%
Permanent differences	(0.1)%	0.6%
Other	-%	(0.7)%
Valuation allowance on PRC NOL	9.8%	7.0%
Valuation allowance on US NOL	1.5%	0.8%
Tax (benefit) per financial statements	(15.6)%	(17.1)%

The provision for income taxes expense for the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense (benefit) – current	$(755,840)	$395,824
Income tax expense (benefit) – deferred	-	(936,740)
Total income tax expense (benefit)	$(755,840)	$(540,916)

19. STOCK-BASED COMPENSATION PLAN

Options to Employees and Directors

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of common stock authorized for issuance during the term of the Plan is 12,462,605 (prior to the 10:1 Reverse Stock Split). The Plan was effective immediately upon its adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the 10:1 Reverse Stock Split effective May 25, 2016:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2018	9,000	$5.4	5.41
Exercisable at December 31, 2018	9,000	$5.4	5.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2019	9,000	$5.4	4.66
Exercisable at September 30, 2019	9,000	$5.4	4.66

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of September 30, 2019.

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at September 30, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

22. COMMITMENTS

Lease Commitment

The Company adopted this ASC 842 on CFS on January 1, 2019 and did not apply it to the leases, as the lease asset and liability were not material.

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

At September 30, 2019, the future annual rental payments for the years ending were as follows:

September 30, 2020	$102,507
September 30, 2021	11,200

For the nine months ended September 30, 2019 and 2018, the rental expense of the Company was $79,288 and $56,643, respectively.

For the three months ended September 30, 2019 and 2018, the rental expense of the Company was $26,221 and $23,043, respectively.

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Xuzhou Tian’an, Note 8 for commitments on construction in progress.

23. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

On October 16, 2019, the Company entered into two Exchange Agreements (the “Agreements”) with Iliad Research and Trading, L.P.

Pursuant to the Agreements, the Company and Lender agreed to partition two new Promissory Notes in the original principal amounts of $125,000 and $200,000 (collectively, as the “Partitioned Notes”) from a Promissory Note (the “Note”) issued by the Company on April 14, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the total outstanding balance of the Partitioned Notes. The Company and Lender further agreed to exchange the Partitioned Notes for the delivery of 250,000 shares and 400,000 shares of the Company’s Common Stock. The Company recorded gain on conversion of $22,500 and $36,000, respectively.

In October 2019, the Company issued 312,500 shares of its restricted common stock and 100,000 shares of its restricted common stock, respectively, for consulting services and investment banking services.

On November 11, 2019, the Company entered into an Exchange Agreement (the “Agreement”) with Iliad Research and Trading, L.P.

Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 (the “Partitioned Note”) from a Promissory Note (the “Note”) issued by the Company on April 14, 2019. The outstanding balance of the Note shall be reduced by an amount equal to the total outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 300,000 shares of the Company’s Common Stock. The Company recorded $45,000 gain on conversion of this portion of note.

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

The Company’s organizational chart as of September 30, 2019 is as follows:

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

As of September 30, 2019, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with Pucheng for two biomass power generation (“BMPG”) systems.

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

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which price will be adjusted annually based on prevailing market conditions.   Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company expects the resumption of operations in February 2020. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 12). The transfer of projects was completed February 15, 2019. The Company recorded $213,044 loss from the transfer. Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng to the HYREF Fund as repayment for the loan on January 10, 2019.

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

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of Biomass Power Generation Project (the “Termination Agreement”) with Pucheng.

Pucheng failed to pay fees it owed to Xi’an TCH for leasing two biomass power generation systems from Xi’an TCH with total capacity of 24MW due to its long suspension of production resulting from the significant reduction of raw material supplies for its biomass power generation operation in Pucheng County, which caused the biomass power generation project to no longer be suitable. Pursuant to the Termination Agreement, the parties agreed: (i) Pucheng shall pay off outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid. As of the date of this report, Puchang has not paid off RMB 97.6 million and Xi’an TCH still holds ownership of the Project.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG with Jiangsu Tianyu Energy and Chemical Group Co., Ltd (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per KWH (excluding tax). The operating time will be based upon an average 8,000 hours annually for each of Xuzhou Tian’an and Xuzhou Huayu. If the operating time is less than 8,000 hours per year due to a reason attributable to Tianyu, then time charged will be 8,000 hours a year. Because of the overcapacity and pollution of the iron and steel and related industries, the government has imposed production limitations for the energy-intensive enterprises with heavy pollution, including Xuzhou Tian’an. Xuzhou Tian’an has slowed the construction process for its dry quenching production line which caused the delay of our project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020. Xuzhou Tian’an will provide the land for the CDQ and CDQ WHPG systems for free. Xuzhou Tian’an has also guaranteed that it will purchase all of the power generated by the CDQ WHPG systems. The Xuzhou Huayu Project is currently on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues. The local government acted in its capacity to coordinate the resolution of this issue. The local residents were requested to move from the hygienic buffer zone of the project location in exchange for compensatory payments from the government. Xuzhou Huayu was required to stop production and implement technical innovations to mitigate pollution discharge including sewage treatment, dust collection, noise control, and recycling of coal gas. Currently, some local residents have moved. Xuzhou Huayu completed the implementation of the technical innovations of sewage treatment, dust collection, and noise control, and the Company is waiting for local governmental agencies to approve these technical innovations so that we can resume construction. Due to the stricter administration of environmental protection policies and recent increase in environmental protections for the coking industry in Xuzhou, all local coking, as well as steel iron enterprises, are facing a similar situation of suspended production while rectifying technologies and procedures.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF Fund as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 12). The transfer of the projects was completed February 15, 2019. The Company recorded $405,959 loss from this transfer. On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment. As of September 30, 2019,  Xi’an Hanneng already owns 29,948,000 shares of Huaxin, and is in the process of obtaining the remaining 17,202,000 shares; however, Huaxin stock is halted trading by NEEQ until its 2018 annual report is filed. As of the date of this report, the partners of HYREF and the Company orally agreed to extend the due date of the equity share transfer of Xi’an Hanneng until December 31, 2019 when Xi’an Hanneng obtains the remaining 17,202,000 shares of Huaxin. Since the debt settlement agreement is not fully implemented, the loan was deemed unpaid at September 30, 2019.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.75 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.69 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of September 30, 2019,  the Company had receivables from Zhongtai for $11.64 million (with bad debt allowance of $5.82 million). On January 23, 2019, Zhongtai provided an acknowledgement letter to the Company stating it expected to repay the remaining balance of $11.88 million by the end of October 2019, once it resumes the normal production. In mid September 2019, Zhongtai resumed production and on October 31, 2019, Zhongtai repaid RMB 5.00 million ($0.71 million).

Related Party Transactions

As of September 30, 2019, the Company had $41,179 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of September 30, 2019, the Company had gross accounts receivable of $49.67 million; of which, $34.93 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $11.31 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $3.43 million accounts receivable of Erdos TCH for the electricity sold. As of September 30, 2019, the Company had bad debt allowance of $5,655,389 for Zhongtai and $342,686 for Erdos TCH due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of September 30, 2019, the interest receivable on sales type leases was $5,173,531, mainly representing recognized but not yet collected interest income for the Pucheng systems.

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of September 30, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $24,082,622 for the Pucheng systems.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

RESULTS OF OPERATIONS

Comparison of three months Ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019		2018
		% of Sales		% of Sales
Sales	$-	-%	$1,144,237	100%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	1,144,237	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	-	-%	1,144,237	100%
Interest income on sales-type leases	-	-%	506,971	44%
Total operating income	-	-%	1,651,208	144%
Total operating expenses	(2,826,155)	-%	(3,735,397)	(326)%
Income (loss) from operations	(2,826,155)	-%	(2,084,189)	(182)%
Total non-operating expenses, net	(2,030,447)	-%	(1,078,017)	(94)%
Income (loss) before income tax	(4,856,602)	-%	(3,162,206)	(276)%
Income tax expense (benefit)	(755,840)	-%	(540,916)	(47)%
Less: loss attributable to noncontrolling interest	-	-%	(86,052)	(8)%
Net loss attributable to China Recycling Energy Corp	$(4,100,762)	-%	$(2,535,238)	(222)%

SALES. Total sales for the three months ended September 30, 2019 and 2018 were $nil and $1,144,237, respectively. The sales were from the electricity sold by Erdos TCH. However, since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company expects the resumption of operations of Erdos TCH in February 2020.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the three months ended September 30, 2019 and 2018 were $nil and $1,144,237, a gross margin of 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended September 30, 2019 was $0, a $0.51 million decrease from $0.51 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, there was no interest income; in February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai, and the Company only had Pucheng Phase I and II systems during three months ended September 30, 2019, which the Company has ceased to accrue interest income since April 2018 because Pucheng power generation systems were suspended due to strict environmental protection policies and lack of supply of biomass waste raw materials. Pucheng has not resumed operations to date.

The decreased interest income was due to the transfer of the Shenqiu Phase I and II systems to Mr. Bai in February, 2019.

During the three months ended September 30, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense totaling $2,826,155 for the three months ended September 30, 2019, compared to $3,735,397 for the three months ended September 30, 2018, a decrease of $909,242 or 24%. The decrease was mainly due to decreased operating expense by $1,129,129 of Erdos TCH due to cease of the operation, which was partly offset by increased bad expense of $219,887.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the three months ended September 30, 2019, net non-operating expense was $2.03 million compared to $1.08 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, we had $38,293 interest income but the amount was offset by $2.09 million interest expense on entrusted loan and long term notes. For the three months ended September 30, 2018, we had $36,722 interest income but the amounts were offset by a $1.12 million interest expense on loans.

INCOME TAX BENEFIT. Income tax benefit was $755,840 for the three months ended September 30, 2019, compared with $540,916 income tax benefit for the three months ended September 30, 2018. The consolidated effective income tax rates for the three months ended September 30, 2019 and 2018 were (15.6%) and (17.1%), respectively. The increase in income tax benefit for nine months ended September 30, 2019 was due to increased taxable loss.

NET LOSS. Net loss for the three months ended September 30, 2019 was $4,100,762 compared to $2,535,238 for the three months ended September 30, 2018, an increase of loss of $1,565,524. This increase in net loss was mainly due to the decrease operating income and increase interest expenses as described above.

Comparison of nine months ended September 30, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019		2018
		% of Sales		% of Sales
Sales	$702,973	100%	$3,948,505	100%
Sales of systems	-	-%	-	-%
Contingent rental income	702,973	100%	3,948,505	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	702,973	100%	3,948,505	100%
Interest income on sales-type leases	173,360	25%	2,771,452	70%
Total operating income	876,333	125%	6,719,957	170%
Total operating expenses	(8,919,125)	(1,269)%	(7,427,803)	(188)%
Income (loss) from operations	(8,042,792)	(1,144)%	(707,846)	(18)%
Total non-operating expenses, net	(6,305,237)	(897)%	(3,920,543)	(99)%
Income (loss) before income tax	(14,348,029)	(2,041)%	(4,628,389)	(117)%
Income tax expense (benefit)	(3,041,884)	(433)%	(272,998)	(7)%
Less: loss attributable to noncontrolling interest	-	-%	(273,235)	(7)%
Net loss attributable to China Recycling Energy Corp	$(11,306,145)	(1,608)%	$(4,082,156)	(103)%

SALES. Total sales for the nine months ended September 30, 2019 and 2018 were $702,973 and $3,948,505, respectively. The sales were from the electricity sold by Erdos TCH. However, from May, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos. The Company expects the resumption of operation of Erdos TCH in Feburary 2020.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the nine months ended September 30, 2019 and 2018 were $702,973 and $3,948,505, a gross margin of 100% for each period.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the nine months ended September 30, 2019 was $173,360, a $2.60 million decrease, from $2.77 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, interest income was derived from the Shenqiu Phase I and II systems (15 and 11.9 years, respectively) for the month of January 2019; in February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai.

During the nine months ended September 30, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

The decreased interest income was due to the transfer of the Shenqiu Phase I and II systems to Mr. Bai in February, 2019 and the suspension of the Pucheng power generation systems due to strict environmental protection policies and lack of supply of biomass waste raw materials, as well as the Company’s ceasing to accrue interest income since April 2018. Pucheng has not resumed operations to date.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, loss on disposal of systems and bad debt expense totaling $8,919,125 for the nine months ended September 30, 2019, compared to $7,427,803 for the nine months ended September 30, 2018, an increase of $1,491,322 or 20%. The increase was mainly due to increased bad debt expense by $2,208,919 for the Pucheng and Zhongtai systems and increased loss on disposal of systems by $1,250,731, which was partly offset by decreased operating expense by $1,968,328 of Erdos TCH.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the nine months ended September 30, 2019, net non-operating expense was $6.31 million compared to net non-operating expense of $3.92 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we had $120,903 interest income but the amount was offset by $5.89 million interest expense on entrusted loans and long term notes, interest expense on note beneficial conversion feature of $893,958. For the nine months ended September 30, 2018, we had $113,942 in interest income but the amounts were offset by a $4.03 million interest expense on loans.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $3.04 million for the nine months ended September 30, 2019, compared with $0.27 million income tax benefit for the nine months ended September 30, 2018. The consolidated effective income tax rates for the nine months ended September 30, 2019 and 2018 were (21.2)% and (5.9)%, respectively. The increase in income tax benefit for nine months ended September 30, 2019 was due to increased taxable loss.

NET LOSS. Net loss for the nine months ended September 30, 2019 was $11,306,145 compared to $4,082,156 for the nine months ended September 30, 2018, an increase of loss of $7,223,989. This increase in net loss was mainly due to decreased operating income and increased interest expenses, loss on disposal of systems and loss on note conversion as described above.

Liquidity and Capital Resources

Comparison of nine months Ended September 30, 2019 and 2018

As of September 30, 2019, the Company had cash and equivalents of $50.85 million, other current assets of $49.91 million, current liabilities of $76.08 million, working capital of $24.68 million, a current ratio of 1.32:1 and a liability-to-equity ratio of 1.15:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating Activities	$(6,084,671)	$3,394,289
Investing Activities	5,106
Financing Activities	5,309,475	1,000,000

Net cash used in operating activities was $6.08 million during the nine months ended September 30, 2019, compared to $3.39 million cash provided by operating activities for the nine months ended September 30, 2018. The increase in net cash outflow for the nine months ended September 30, 2019 was mainly due to increased net loss of $6.95 million, decreased collection of principal on sales-type leases by $2.45 million, decreased cash inflow on accounts payable by $6.38 million and increased cash outflow of tax payable by $1.93 million, which was partly offset by decreased cash outflow on construction in progress by $7.16 million and increased cash inflow on accounts receivable by $1,085,279.

Net cash provided by investing activities was $5,106 and $nil, respectively, for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, $5,106 was the proceeds from disposal of the fixed assets.

Net cash provided by financing activities was $5.31 million compared to net cash provided by financing activities of $1.00 million during the nine months ended September 30, 2019 and 2018, respectively. The cash inflow in the nine months ended September 30, 2019 came from the proceeds of issuance of notes of $2.00 million and proceeds from issuance of common stock of $3.31 million. The cash inflow in the nine months ended September 30, 2018 came from the issuance of a convertible note of $1,000,000.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	September 30, 2019	December 31, 2018
Unrestricted retained earnings (accumulated deficit)	$(48,981,347)	$(37,675,202)
Restricted retained earnings (surplus reserve fund)	14,525,712	14,525,712
Total retained earnings (accumulated deficit)	$(34,455,635)	$(23,149,490)

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2019 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Notes payable including accrued interest of $326,620	$-	$2,155,870	15
Entrusted loan including interest payable of $22,335,362	69,275,090	-	12
Total	$69,275,090	$2,155,870

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of September 30, 2019, Zhonghong had $24.35 million (or $37.24 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $3.92 million for the Tian’an project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated November 11, 2019 *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RECYCLING ENERGY CORPORATION (Registrant)

Date: November 15, 2019	/s/ Guohua Ku
Guohua Ku Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2019	/s/ Binfeng Gu
Binfeng Gu Chief Financial Officer, Principal Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated November 11, 2019*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith