Form 10-K
period 2019-12-31
CHINA RECYCLING ENERGY CORP
filed 2020-05-14
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-12536

China Recycling Energy Corporation

(Exact name of registrant as specified in its charter)

Nevada	90-0093373
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4/F, Tower C Rong Cheng Yun Gu Building Keji 3rd Road, Yanta District Xi An City, Shaan Xi Province China	710075
(Address of principal executive offices)	(Zip Code)

(011) 86-29-8765-1098

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CREG	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price for the common stock of $0.42, as reported on the Nasdaq Capital Market, was approximately $5,636,175.

As of May 14, 2020, there were 2,232,642 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

As previously reported in a Current Report on Form 8-K we filed with the Securities and Exchange Commission (“SEC”) on April 17, 2020, on April 13, 2020 we filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, we effected a reverse stock split of our common stock, $0.001 per share at a rate of 1-for-10, accompanied by a corresponding decrease in our issued and outstanding shares of common stock (the “Reverse Stock Split”).

Upon effectiveness of the Reverse Stock Split, every 10 outstanding shares of our common stock were, without any further action by us, or any holder thereof, combined into and automatically became 1 share of our common stock, and 100,000,000 authorized shares of our common stock became 10,000,000 authorized shares of our common stock. Any fractional shares were rounded up to one whole common share. All shares of our common stock eliminated as a result of the Reverse Stock Split have been cancelled such that they have been returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the common stock so retired. The Reverse Stock Split became effective for trading purposes at the market opening on April 15, 2020.

Unless specifically stated in this annual report on Form 10-K, all share and per share numbers in this annual report relating to our common stock prior to the effectiveness of the Reverse Stock Split have been adjusted to give effect to the Reverse Stock Split.

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

On September 9, 2019, we entered into a letter of intent to acquire a controlling interest in Xi’an Yineng Zhihui Technology Co., Ltd. (“YNZH”), a next generation energy storage solution provider in China.  YNZH is a leading comprehensive high-tech intelligent energy service company integrated with energy efficiency improvement and storage management in China. The energy efficiency management is to fully use big data cloud computing technology, effectively adopt the combination of the mature international and domestic clean energy technologies to make the customers’ energy management more efficient, more economical, more secure and more scientific. The terms of this proposed transaction are currently being negotiated.

We are headquartered in China. Our principal executive offices are located at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, China, and our telephone number at this location is +86-29-8765-1098.

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

Our business is primarily conducted through our wholly-owned subsidiaries, Yinghua and Sifeng, Sifeng’s wholly-owned subsidiaries, Huahong and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH, Xi’an TCH’s wholly-owned subsidiary Erdos TCH and Xi’an TCH’s 90% owned and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, and currently has registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July 2013. Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong. Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. Zhongxun was incorporated in March 2014 and is a wholly owned subsidiary of Xi’an TCH.

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

Waste Heat to Energy Systems

Waste heat to energy systems utilize waste heat generated in industrial production to generate electricity. The waste heat is trapped to heat a boiler to create steam and power a steam turbine. Our waste heat to energy systems have used waste heat from cement production and from metal production. We invested in and have built two cement low temperature heat power generation systems. These projects can use about 35% of the waste heat generated by the cement kiln and generate up to 50% of the electricity needed to operate the cement plant.

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

As of December 31, 2019, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with the following parties: (i) Pucheng (for two biomass power generation (“BMPG”) systems). In addition, as of December 31, 2019, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (a total of five systems) and charges Erdos a leasing fee based on actual electricity generated.

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

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12 MW BMPG systems with the completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 8,766,547 shares of common stock of the Company at $1.87 per share (the share and per share numbers were not adjusted for the Reverse Stock Split). Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12 MW BMPG system to Pucheng, and combines this lease with the lease for the 12 MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the consolidated lease is from September 2013 to June 2025. The lease agreement for the 12 MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREE as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 10). The transfer was completed on February 15, 2019.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong will transfer Chengli CDQ WHPG station as the repayment of loan at RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 10). The transfer was completed on January 22, 2019.

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin —one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The Project is a turn- key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($33.34 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price, which includes but not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong will transfer a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the “HYREF” as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project). The transfer was completed on February 15, 2019.

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

Summary of Sales-Type Lease at December 31, 2019 Status at December 31, 2019

As of December 31, 2019, Xi’an TCH had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Chonggong Bai.

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

The industry also includes the conversion of biomass to electricity. For thousands of years, biomass, biological material derived from living organisms like plants and their byproducts, was burned to produce heat so as to convert it to energy. A number of non- combustion methods are now available to convert raw biomass into a variety of gaseous, liquid, or solid fuels that can be used directly in a power plant to generate electricity.

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

Source: China National Environmental Protection Plan in the 13th Five Year Plan (2016-2020).

In recent years, China attaches great importance to the problem of environmental pollution, and has invested a lot of manpower and capital cost in air pollution control. It is estimated that in 2020, the total output value of China’s environmental protection industry will reach nearly RMB 10 trillion.

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

Since China has been experiencing a dramatic surge in its energy consumption as well as widespread energy shortages, recycling energy is not only an attractive alternative to other sources of energy as part of a national diversification strategy to avoid dependence on any one energy source or politically sensitive energy supplies, but also a proven solution to make the use of energy more efficient. Under current economic conditions and current tax and regulatory regimes, waste energy recycling projects generally can create price- competitive electricity compared to electricity generated from fossil fuels or other renewable sources. Our customers can reduce energy costs significantly by installing our waste energy recycling projects. Compared to electricity from the national grid, the generating cost from recycling energy is lower, which means our customers can leverage the waste-to-energy projects to generate low-cost electricity, reducing energy costs for the manufacturing process. The current national grid electricity rate ranges from RMB 0.45-0.50/kWh and our operated recycling rate ranges from 0.35-0.45/kWh subject to project type, generating scale and local situation.

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

User-side energy storage is the outlet of distributed (and renewable) energy power output with high viscosity, high assets resale value, and stable cash flow income. Resource integration layout in 2020 will form an ecological chain of supply-transmission- distribution-consumption by integrating power generation assets that have high efficiency and low valuation. In this system, energy storage will play an important role to realize long distance transmission, reduce transmission loss, enhance the stability of the power supply, and provide users with multiple energy pricing mechanisms and comprehensive service. With the large-scale operation of energy storage projects in China and the Asia-pacific region, technology will gradually be improved and prices will decrease, which will provide the opportunity for vertical integration with teams in the industry that have a long time experience in the energy storage industry and technical reserves.

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

During the operation period, the customer can purchase all the electricity at a below-market price. We collect energy-saving- based lease payments from the customer; the lease term is equivalent to the operation period, ranging from five to 20 years, and the payments are based on the sale by us as lessor to our customers as lessee of energy generated by the waste energy recycling project at below-market rates. The customer’s payments are based on a minimum operation schedule agreed upon by us with our customer, and are collateralized by assets of the customer and/or third party guarantees. To reduce risk, we offer leasing services across a wide variety of industries and only target larger manufacturers or state-owned enterprises. Operation in excess of the minimum schedule enables us to receive additional revenues from the excess energy generated and sold to the customer.

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

Main Customers

Our customers are mainly mid- to large-size enterprises in China involving high energy-consuming businesses. Following our selection process described in the next paragraph, we conduct stringent evaluation procedures to identify and qualify potential customers and projects. To lower our investment and operational risk, we target companies with geographic or industry competitive advantages, with strong reputations and in good financial condition. Generally, our targets include steel and nonferrous metal mills with over 3 million tons of production capacity per year, cement plants with over 2 million tons of production capacity per year that utilize new- suspension-line process, and coking plants with over 600 tons production capacity per year. Our existing customers operate in Shanxi province, Shaan’xi province, Shandong province, Jiangsu province and the Inner Mongolia Autonomic Region in China.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for 100% of revenue in 2019 and 2018.

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

To develop new and practical solutions for our customers, our R&D team also has the support of our on-site and project engineers who provide feedback and numerous ideas to the R&D team from their daily experiences with installation and operation of various waste gas, heat or pressure to energy projects. Our cooperative relationship with the Shanghai Electric Distributed Energy Sources Technology Co., Ltd. gives us access to the latest developments in energy and waste-to-energy technologies as well as technical support of the R&D teams of the R & D team of Distributed Energy Sources of Central Research Institute of Shanghai Electric Group.

Government and Environmental Management System

We hold all licenses that the various levels of Chinese government require for our operations.

Competition

In the past, waste energy recycling projects have been installed mainly by the industrial plants themselves. These plants hire general contractors to purchase waste energy recycling equipment manufactured by third parties and with design support from government design institutes, which usually charge a one-time design fee, construct the projects on-site. Pressure has increased on Chinese producers to become more energy-efficient, but many mid-sized companies do not have the special technical expertise or the capital to install and operate such waste energy recycling projects. Many companies have begun to outsource these functions to third- party providers, creating an opportunity in a growing market.

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

Employees

As of December 31, 2019, we had 16 employees:

Management: 4 Employees

Administration: 4 Employees

Marketing: 2 Employees

Accounting & Finance: 4 Employees

Project Officer:  2 Employees

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

On November 26, 2019, we received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has been granted until May 25, 2020, to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule (the “Minimum Bid Price Requirement”). That notification provided that if at any time the closing bid price of the Company’s securities is at least $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation of compliance and this matter will be closed.  On April 29, 2020, the Company received a letter from NASDAQ confirming that the Company regained compliance with the Minimum Bid Price Requirement. For ten consecutive business days, beginning from April 15, 2020 to April 28, 2020, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and therefore the Company has regained compliance with the Minimum Bid Price Requirement.

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

Risks Related to the People’s Republic of China

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Therefore, the Company expects this matter to negatively impact its operating results and cash flows. However, the related financial impact and duration cannot be reasonably estimated at this time.

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

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency- denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products. In addition, the PRC government, which regulates the power industry in China, has adopted laws related to renewable energy, and has adopted policies for the accelerated development of renewable energy as part of a Development Plan promulgated on August 31, 2007.

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

On July 14, 2014, SAFE promulgated the Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Return Investment by Domestic Residents Utilizing Special Purpose Vehicles (Circular 37). Replacing an earlier circular published by SAFE in 2005 (Circular 75), Circular 37 further simplifies the registration process for Chinese residents seeking the round- trip investment transactions where Chinese companies (Domestic Entities) are re-organized to create an offshore holding company (the SPV) that will control the Domestic Entities and seek offshore financing. Also, for the first time overseas investments by Chinese individuals are formally legalized under Circular 37.

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

Notwithstanding those provisions, we are advised by our PRC counsel, Shaanxi Yan Tan Law Firm, MOFCOM and CSRC approvals are not required in the context of our previous restructuring, because our previous restructuring does not constitute a cross- border share swap contemplated by the M&A Rule. However, we cannot assure you that the relevant PRC government agencies, including MOFCOM and CSRC, would reach the same conclusion, and we still cannot rule out the possibility that MOFCOM and CSRC may deem our listing structure as circumventing the M&A Rule and Related Clarifications, in particular in consideration of the fact that our restructuring was completed through several steps. Please refer to the Company History section about our restructuring.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. We also leased one office space in Beijing from August 2018 to July 2019, which is located at Suite 3103, Floor 31, Kun Tai Jia Rui Building, Chaoyang District, Beijing, PRC. The average monthly rent for our office locations was $8,391 in 2019 and $7,100 in 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On May 13, 2020, the last reported sales price for our common stock was $2.69 per share. As of May 14, 2020, there were 2,232,642 shares of our Common Stock outstanding, held by approximately 2,720 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2019 or 2018. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 31, 2019, the Company did the following issuances of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

Shares Issued for Stock Compensation

On October 10, 2019, the Company entered an investment banking engagement agreement with an investment banker firm, engaging that firm as the exclusive lead underwriter for a registered securities offering. Pursuant to the terms of this engagement agreement, the Company issued 10,000 shares of its unregistered and restricted Common Stock to an investment banker firm within 10 days from the date of the execution of the engagement agreement, and the remaining 5,000 shares will be paid upon completion of the offering.

On October 11, 2019, the Company entered a consulting agreement with a consulting company to advise the Company on an acquisition project. Pursuant to the terms of this consulting agreement, the Company issued 31,250 shares of the Company’s unregistered and restricted Common Stock to this consulting company.

The issuances of the shares of common stock for stock compensation described above were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

There were no common stock purchases by the Company during the fiscal quarter ended December 31, 2019.

Equity Compensation Plan Information

During the fiscal year ended December 31, 2019, there were no equity compensation plans that were either approved or not approved by our shareholders.

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

 In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Therefore, the Company expects this matter to negatively impact its operating results even though China is opening up most of the cities and industries as of this report date. However, the related financial impact cannot be reasonably estimated at this time.

For the years ended December 31, 2019 and 2018, the Company had a net loss of $8.77 million and $66.00 million, respectively. The Company has an accumulated deficit of $46.45 million as of December 31, 2019. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $16.22 million cash on hand at December 31, 2019 and has collected RMB 327.60 million ($46.96 million) in 2020 up to this report date, this also satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering, or debt financing including bank loans.

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

The Company’s organizational chart as of December 31, 2019 is as follows:

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

As of December 31, 2019, Shanghai TCH, through its subsidiaries, had sales or sales-type leases with Pucheng for two biomass power generation (“BMPG”) systems.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to that certain Buy-Back Agreement entered on December 29, 2018 by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (the “Buy-Back Agreement”) (see Note 10). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH transferred its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed January 22, 2019. The Company recorded approximately $46,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company has no ownership in the Fund Management Company after this transaction.

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

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which price will be adjusted annually based on prevailing market conditions.   Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company expects the resumption of operations in July 2020. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 10). The transfer of projects was completed February 15, 2019. The Company recorded $208,359 loss from the transfer. Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng to the HYREF Fund as repayment for the loan on January 10, 2019. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million)was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) was due on September 30, 2020. As of this report date, the Company already received RMB 150 million ($21.51 million).

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

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng Xin Heng Yuan Biomass Power Generation Corporation (“Pucheng”), a limited liability company incorporated in China. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12 MW BMPG systems with the completion of system transformation for a purchase price of RMB 100 million ($16.48 million) in the form of 87,666 shares (post-reverse stock split) of common stock of the Company at $187.0 (post-reverse stock price) per share. Also on September 11, 2013, Xi’an TCH also entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12 MW BMPG system to Pucheng, and combines this lease with the lease for the 12 MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the consolidated lease is from September 2013 to June 2025. The lease agreement for the 12 MW station from Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of Biomass Power Generation Project (the “Termination Agreement”) with Pucheng.

Pucheng failed to pay fees it owed to Xi’an TCH for leasing two biomass power generation systems from Xi’an TCH with total capacity of 24MW due to its long suspension of production resulting from the significant reduction of raw material supplies for its biomass power generation operation in Pucheng County, which caused the biomass power generation project to no longer be suitable. Pursuant to the Termination Agreement, the parties agreed: (i) Pucheng shall pay off outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid. Xi’an TCH received RMB 97.6 million ($14 million) in full in January 14, 2020 and the ownership of the system was transferred.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 10). The transfer was completed January 22, 2019, and the Company recorded $624,133 loss from this transfer. Since the original terms of Buy Back Agreement are still valid, the Buy Back possibility is uncertain; therefore, the assets of Chengli CDQ WHPG station, and the corresponding loan principal and interest, cannot be terminated due to the existence of Buy Back clauses.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF Fund as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 10). The transfer of the projects was completed February 15, 2019. The Company recorded $397,033 loss from this transfer. On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.   On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million)is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of the date of this report, the Company has already received RMB 150 million ($21.51 million).

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million ($24.37 million) by three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received 1st installment payment.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.77 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.70 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of December 31, 2019,  the Company had receivables from Zhongtai for $10.03 million (with bad debt allowance of $5.73 million). In January 2020, Zhongtai paid RBM 10 million (1.43 million); in March 2020, Zhongtai paid RMB 20 million ($2.87 million). Zhongtai is committed to pay in full the remaining balance of RMB 40 million ($5.73 million) in 2020.

On September 9, 2019, we entered into a letter of intent to acquire a controlling interest in Xi’an Yineng Zhihui Technology Co., Ltd. (“YNZH”), a next generation energy storage solution provider in China.  YNZH is a leading comprehensive high-tech intelligent energy service company integrated with energy efficiency improvement and storage management in China. The energy efficiency management is to fully use big data cloud computing technology, effectively adopt the combination of the mature international and domestic clean energy technologies to make the customers’ energy management more efficient, more economical, more secure and more scientific. The terms of this proposed transaction are currently being negotiated.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2019, the Company had gross accounts receivable of $48.06 million; of which, $35.42 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $10.03 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $2.61 million accounts receivable of Erdos TCH for the electricity sold. As of December 31, 2019, the Company had bad debt allowance of $5,733,781 for Zhongtai and $261,430 for Erdos TCH due to not making the payments as scheduled.

Interest Receivable on Sales Type Leases

As of December 31, 2019, the interest receivable on sales type leases was $5,245,244, mainly representing recognized but not yet collected interest income for the Pucheng systems.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of December 31, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $24,416,441 for the Pucheng systems.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During 2019 and 2018, the Company did not sell any new power generating projects.

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

The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease, which is when the control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in ASC 606 -Revenue from contracts with customers. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

RESULTS OF OPERATIONS

Comparison of years Ended December 31, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2019	% of Sales	2018	% of Sales
Sales	$697,028	100%	$4,888,016	100%
Sales of systems	-	-%	-	-%
Contingent rental income	-	-%	4,888,016	100%
Cost of sales	-	-%	-	-%
Cost of systems and contingent rental income	-	-%	-	-%
Gross profit	697,028	100%	4,888,016	100%
Interest income on sales-type leases	170,403	24%	3,312,465	68%
Total operating income	867,431	124%	8,200,481	168%
Total operating expenses	(9,974,519)	(1,431)%	(66,188,920)	(1,354)%
Loss from operations	(9,107,088)	(1,307)%	(57,988,439)	(1,186)%
Total non-operating expenses, net	(2,690,476)	(386)%	(8,584,658)	(176)%
Loss before income tax	(11,797,564)	(1,693)%	(66,573,097)	(1,362)%
Income tax expense (benefit)	(3,024,807)	(434)%	2,627,458	54%
Less: loss attributable to noncontrolling interest	-	-%	(3,203,657)	(66)%
Net loss attributable to China Recycling Energy Corp	$(8,772,757)	(1,259)%	$(65,996,898)	(1,350)%

SALES. Total sales for the years ended December 31, 2019 and 2018 were $697,028 and $4,888,016, respectively. The sales were from the electricity sold by Erdos TCH. However, since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company expects the resumption of operations of Erdos TCH in July 2020.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2019 and 2018 were $0.

GROSS PROFIT. Gross income for the years ended December 31, 2019 and 2018 were $697,028 and $4,888,016, a gross margin of 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the year ended December 31, 2019 was $0.17 million, a $3.14 million decrease from $3.14 million for the year ended December 31, 2018. In February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai, and the Company only had Pucheng Phase I and II systems since then, which the Company has ceased to accrue interest income since April 2018 because Pucheng power generation systems were suspended due to strict environmental protection policies and lack of supply of biomass waste raw materials.

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of Biomass Power Generation Project with Pucheng. Pursuant to the Termination Agreement, the parties agreed: (i) Pucheng shall pay off outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid. Xi’an TCH received RMB 97.6 million ($14 million) in full in January 14, 2020 and the ownership of the system was transferred.

The decreased interest income was due to the transfer of the Shenqiu Phase I and II systems to Mr. Bai in February 2019.

During the year ended December 31, 2018, interest income was derived from the following four sales-type leases:

i.	Two BMPG systems to Pucheng Phase I and II (15 and 11.9 years, respectively);

ii.	One BMPG system to Shenqiu Phase I (11 years);

iii.	One BMPG system to Shenqiu Phase II (9.5 years);

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debts expense, loss on disposal of systems, and assets impairment loss on fixed assets and construction in progress totaling $9,974,519 for the year ended December 31, 2019, compared to $66,188,920 for the year ended December 31, 2018, a decrease of $56,214,401 or 85%. The decrease was mainly due to decreased bad debts expense by $26,824,653, decreased assets impairment loss on fixed assets and construction in progress by $27,553,129, and decreased operating expense by $2,858,155 of Erdos TCH due to cease of the operation .

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of non-sales-type lease interest income, interest expenses and miscellaneous expenses. For the year ended December 31, 2019, net non-operating expense was $2.69 million compared to $8.58 million for the year ended December 31, 2018. For the year ended December 31, 2019, we had $159,183 interest income but the amount was offset by $2.99 million interest expense on entrusted loan and convertible note. For the year ended December 31, 2018, we had $153,532 interest income but the amounts were offset by a $8.74 million interest expense on entrusted loan.

INCOME TAX (BENEFIT) EXPENSE. Income tax benefit was $3,024,807 for the year ended December 31, 2019, compared with $2,627,458 income tax expense for the year ended December 31, 2018. The consolidated effective income tax rates for the years ended December 31, 2019 and 2018 were (26.9%) and 4.0%, respectively. The increase in income tax benefit for year ended December 31, 2019 was due to less non-tax deductible loss in 2019 while in 2018, we had $60.64 million non-tax deductible loss.

NET LOSS. Net loss for the year ended December 31, 2019 was $8,772,757 compared to $65,996,898 for the year ended December 31, 2018, a decrease of loss of $57,224,141. This decrease in net loss was mainly due to the decrease operating expenses as described above.

Liquidity and Capital Resources

Comparison of years Ended December 31, 2019 and 2018

As of December 31, 2019, the Company had cash and equivalents of $16.22 million, other current assets of $48.40 million, current liabilities of $36.25 million, working capital of $28.37 million, a current ratio of 1.78:1 and a liability-to-equity ratio of 0.57:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating Activities	$(14,649,028)	$2,168,285
Investing Activities	5,074	-
Financing Activities	(21,816,293)	3,689,190

Net cash used in operating activities was $14.65 million during the year ended December 31, 2019, compared to $2.17 million cash provided by operating activities for the year ended December 31, 2018. The increase in net cash outflow for the year ended December 31, 2019 was mainly due to increased cash outflow of interest payable on entrusted loan by $19,185,209 which was partly offset by decrease cash inflow of accounts receivable by $2,542,534.

Net cash provided by investing activities was $5,074 and $nil, respectively, for the years ended December 31, 2019 and 2018. For the year ended December 31, 2019, $5,074 was the proceeds from disposal of the fixed assets.

Net cash used in financing activities was $21.82 million compared to net cash provided by financing activities of $3.69 million during the years ended December 31, 2019 and 2018, respectively. The cash outflow for the year ended December 31, 2019 came from repayment of entrusted loan of $27,125,768, but offset with the proceeds of issuance of notes of $2.00 million and proceeds from issuance of common stock of $3.31 million. The cash inflow for the year ended December 31, 2018 came from the issuance of a convertible note of $1,000,000 and proceeds from issuance of common stock of $2,689,190.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2020.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2019	December 31, 2018
Unrestricted retained earnings (accumulated deficit)	$(46,447,959)	$(37,675,202)
Restricted retained earnings (surplus reserve fund)	14,525,712	14,525,712
Total retained earnings (accumulated deficit)	$(31,922,247)	$(23,149,490)

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2019 are as follows:

Contractual Obligation	1 year or less	More than 1 year	See Note (for details)
Notes payable including accrued interest of $368,362	$-	$1,920,738	13
Entrusted loan including interest payable of $8,200,044	$28,680,258	$286,689	10
Total	$28,680,258	$2,207,427

The Company believes it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short-term loans since pursuant to that certain Station Fixed Assets Transfer Agreement, dated as of December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai, Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for this Entrusted loan of RMB 188,639,400 ($27.54 million) to the lender, HYREF. The transfer was effectuated on January 22, 2019. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when the conditions under the Buy-Back Agreement are met. However, since the possibility of the repurchases under the terms of the Buy-Back Agreement is uncertain, until the existing repurchase clauses in the Buy Back Agreement are terminated, the assets of Chengli CDQ WHPG station, and the corresponding loan principal and interest of the Entrusted Loan will continue to show on the Company’s books as outstanding contractual obligations (See Note 10 for details).

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

On July 22, 2013, Xi’an Zhonghong New Energy Technology Co., Ltd. entered into an EPC General Contractor Agreement for the Xuzhou Tianyu Group CDQ Power Generation Project (the “Project”) with Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”). Zhonghong as the owner of the Project contracted EPC for the two sets of CDQ and 25 MW CDQ WHPG systems for Tianyu to Huaxin—one for Xuzhou Tian’an and one for Xuzhou Huayu. Huaxin shall provide construction, equipment procurement, transportation, installation and adjustment, test run, construction engineering management and other necessary works to complete the Project and ensure the CDQ and CDQ WHPG systems for Tianyu meet the inspection and acceptance requirements and work normally. The project is a turn-key project and Huaxin is responsible for the quality, safety, duration and cost of the Project. The total contract price is RMB 400 million ($66.67 million), of which RMB 200 million ($28.83 million) is for the Xuzhou Tian’an system and RMB 200 million is for the Xuzhou Huayu system. The price is a cover-all price which includes but is not limited to all the materials, equipment, labor, transportation, electricity, water, waste disposal, machinery and safety matters. As of December 31, 2019, Zhonghong had $24.37 million (or $37.76 million if including capitalized interest) for the Tian’an project and is committed to pay an additional $3.98 million for the Tian’an project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020.

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) by three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received 1st installment payment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Management

China Recycling Energy Corp.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of China Recycling Energy Corp.

(“the Company”) as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Prager Metis, CPA’s LLC

Las Vegas, Nevada

May 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Recycling Energy Corporation

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of China Recycling Energy Corporation (“the Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014. The financial statements from 2008 to 2013 were audited by a related firm.

/s/ MJF & Associates, APC

Los Angeles, California

April 15, 2019

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2019	DECEMBER 31, 2018

ASSETS

CURRENT ASSETS
Cash and equivalents	$16,221,297	$53,223,142
Accounts receivable, net	42,068,760	11,755,251
Interest receivable on sales type leases	5,245,244	9,336,140
Prepaid taxes	52,760	32,395
Other receivables	1,031,143	1,559,116

Total current assets	64,619,204	75,906,044

NON-CURRENT ASSETS
Investment in sales-type leases, net	8,287,560	24,962,056
Long term investment	-	475,635
Long term deposit	15,712	15,971
Operating lease right-of-use asset, net	54,078	-
Property and equipment, net	27,044,385	27,495,049
Construction in progress	23,824,202	42,582,177

Total non-current assets	59,225,937	95,530,888

TOTAL ASSETS	123,845,141	$171,436,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,200,220	$5,591,876
Taxes payable	4,087,642	3,636,559
Accrued liabilities and other payables	1,184,751	1,617,997
Operating lease liability	56,755	-
Due to related parties	41,174	41,168
Interest payable on entrusted loans	8,200,044	17,473,492
Entrusted loan payable	20,480,214	48,373,936

Total current liabilities	36,250,800	76,735,028

NONCURRENT LIABILITIES
Convertible note payable, net of unamortized debt discount	-	1,016,589
Accrued interest on notes	368,362	40,572
Income tax payable	5,782,625	6,390,625
Deferred tax liability, net	-	3,040,346
Notes payable, net of unamortized OID	1,552,376	-
Long term payable	430,034	-
Entrusted loan payable	286,689	-
Refundable deposit from customers for systems leasing	544,709	1,034,503

Total noncurrent liabilities	8,964,795	11,522,635

Total liabilities	45,215,595	88,257,663

CONTINGENCIES AND COMMITMENTS (NOTE 19 & 20)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 2,032,721 shares and 1,029,528 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2,033	1,030
Additional paid in capital	116,682,374	114,493,283
Statutory reserve	14,525,712	14,525,712
Accumulated other comprehensive loss	(6,132,614)	(4,620,930)
Accumulated deficit	(46,447,959)	(37,675,202)

Total Company stockholders’ equity	78,629,546	86,723,893

Noncontrolling interest	-	(3,544,624)

Total equity	78,629,546	83,179,269

TOTAL LIABILITIES AND EQUITY	$123,845,141	$171,436,932

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2019	2018

Revenue
Contingent rental income	$697,028	$4,888,016

Interest income on sales-type leases	170,403	3,312,465

Total operating income	867,431	8,200,481

Operating expenses
Bad debts	5,386,003	32,210,656
Impairment loss on fixed assets and construction in progress	876,660	28,429,789
Loss on disposal of systems	1,242,694	-
General and administrative	2,469,162	5,548,475

Total operating expenses	9,974,519	66,188,920

Loss from operations	(9,107,088)	(57,988,439)

Non-operating income (expenses)
Loss on long-term notes redemption	(173,886)	-
Interest income	159,183	153,532
Interest expense	(2,101,440)	(8,738,148)
Interest expense – inducement on note conversion	(893,958)	-
Other income (expenses), net	319,625	(42)

Total non-operating expenses, net	(2,690,476)	(8,584,658)

Loss before income tax	(11,797,564)	(66,573,097)
Income tax (benefit) expense	(3,024,807)	2,627,458

Loss before noncontrolling interest	(8,772,757)	(69,200,555)

Less: loss attributable to noncontrolling interest	-	(3,203,657)

Net loss attributable to China Recycling Energy Corporation	(8,772,757)	(65,996,898)

Other comprehensive items
Foreign currency translation loss attributable to China Recycling Energy Corporation	(1,511,684)	(5,481,483)
Foreign currency translation gain attributable to noncontrolling interest	-	137,670

Comprehensive loss attributable to China Recycling Energy Corporation	$(10,284,441)	$(71,478,381)

Comprehensive loss attributable to noncontrolling interest	$-	$(3,065,987)

Basic weighted average shares outstanding	1,564,940	865,827
Diluted weighted average shares outstanding	1,564,940	865,827

Basic loss per share	$(5.61)	$(76.22)
Diluted loss per share	$(5.61)	$(76.22)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(8,772,757)	$(69,200,555)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	-	2,041
Amortization of OID and debt issuing costs of convertible note	97,161	16,589
Stock compensation expense	148,625	-
Operating lease expenses	66,262	-
Bad debts expense	5,386,003	32,210,656
Assets impairment loss	876,660	28,429,789
Investment loss	-	(469)
Loss on disposal of 40% ownership of Fund Management Co	46,461	-
Loss on transfer of Chengli Boxing system	624,133	-
Loss on transfer of Xuzhou Huayu system	397,033	-
Loss on transfer of Shenqiu Phase I & II systems	208,359	-
Loss on disposal of fixed assets	289	-
Loss on long-term notes redemption	173,886	-
Interest expense - inducement on note conversion	893,958
Changes in deferred tax	(3,024,807)	1,022,985
Changes in assets and liabilities:
Interest receivable on sales type leases	(170,403)	(184,591)
Collection of principal on sales type leases	-	2,444,151
Accounts receivable	2,383,251	(159,283)
Prepaid expenses	(21,126)	696,525
Other receivables	(135,938)	(461,789)
Notes receivable	-	967,144
Construction in progress	-	(7,130,851)
Accounts payable	(2,837,609)	2,611,011
Taxes payable	(1,317,882)	717,487
Payment of operating lease liability	(63,555)	-
Interest payable on entrusted loan	(9,091,732)	10,093,477
Accrued liabilities and other payables	(36,932)	93,968
Refundable deposit for systems leasing	(478,368)	-

Net cash provided by (used in) operating activities	(14,649,028)	2,168,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	5,074	-

Net cash provided by investing activities	5,074	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	2,000,000	1,000,000
Issuance of common stock	3,309,475	2,689,190
Repayment of entrusted loan	(27,125,768)	-

Net cash used in (provided by) financing activities	(21,816,293)	3,689,190

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(541,598)	(2,464,576)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(37,001,845)	3,392,899
CASH AND EQUIVALENTS, BEGINNING OF YEAR	53,223,142	49,830,243

CASH AND EQUIVALENTS, END OF YEAR	$16,221,297	$53,223,142

Supplemental cash flow data:
Income tax paid	$221,934	$1,160,017
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai	$35,415,556

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes into common shares	$1,612,392	$-
Adoption of ASC 842 - right-of-use asset	$(118,234)	$-
Adoption of ASC 842 - operating lease liability	$118,234	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Paid in	Statutory	Other Comprehensive	Retained Earnings (Accumulated		Noncontrolling
	Shares	Amount	Capital	Reserves	Income (Loss)	Deficit)	Total	Interest

Balance at January 1, 2018	831,020	$831	$111,804,291	$14,525,712	$860,553	$28,321,696	$155,513,084	$(478,637)

Net loss for year	-	-	-	-	-	(65,996,898)	(65,996,898)	(3,203,657)

Issuance of common stock for equity financing	198,508	199	2,688,992	-	-	-	2,689,191	-

Foreign currency translation loss	-	-	-	-	(5,481,483)	-	(5,481,483)	137,670

Balance at December 31, 2018	1,029,528	1,030	114,493,283	14,525,712	(4,620,930)	(37,675,202)	86,723,893	(3,544,624)

Net loss for year	-	-	-	-	-	(8,772,757)	(8,772,757)	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Issuance of common stock for equity financing	395,927	396	3,309,079	-	-	-	3,309,475	-

Issuance of common stock for stock compensation	41,250	41	148,584	-	-	-	148,626	-

Conversion of convertible notes including accrued interest into common shares	185,195	185	2,014,791	-	-	-	2,014,976	-

Conversion of long-term notes into common shares	175,400	175	665,084	-	-	-	665,260	-

Warrants exchanged into shares	205,421	205	(205)	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	(1,511,684)	-	(1,511,684)	-

Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of December 31, 2019 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company expects the resumption of operations in July 2020. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On September 11, 2013, Xi’an TCH entered into a BMPG Asset Transfer Agreement (the “Pucheng Transfer Agreement”) with Pucheng. The Pucheng Transfer Agreement provided for the sale by Pucheng to Xi’an TCH of a set of 12 MW BMPG systems with completion of system transformation for RMB 100 million ($16.48 million) in the form of 87,666 shares (post-reverse stock split) of common stock of the Company at $187.0 per share (post-reverse stock price). Also on September 11, 2013, Xi’an TCH entered into a BMPG Project Lease Agreement with Pucheng (the “Pucheng Lease”). Under the Pucheng Lease, Xi’an TCH leases this same set of 12 MW BMPG systems to Pucheng, and combined this lease with the lease for the 12 MW BMPG station of Pucheng Phase I project, under a single lease to Pucheng for RMB 3.8 million ($0.63 million) per month (the “Pucheng Phase II Project”). The term for the combined lease is from September 2013 to June 2025. The lease agreement for the 12 MW station from the Pucheng Phase I project terminated upon the effective date of the Pucheng Lease. The ownership of the two 12 MW BMPG systems will transfer to Pucheng at no additional charge when the Pucheng Lease expires.

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of the Biomass Power Generation Project (the “Termination Agreement”) with Pucheng.

Pucheng failed to pay fees it owed to Xi’an TCH for leasing two biomass power generation systems from Xi’an TCH, due to its long suspension of production resulting from the significant reduction of raw material supplies for its biomass power generation operation in Pucheng County, which caused the biomass power generation project to no longer be suitable. Pursuant to the Termination Agreement, the parties agreed that: (i) Pucheng shall pay outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million ($14 million) from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million ($14 million) to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid. The Company recorded an additional $2.67 million bad debt expense for Pucheng during the year ended December 31, 2019. Xi’an TCH received RMB 97.6 million ($14 million) in full on January 14, 2020 and the ownership of the system was transferred.

Shenqiu Yuneng Biomass Power Generation Projects

On September 28, 2011, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2011 Shenqiu Lease”). Under the 2011 Shenqiu Lease, Xi’an TCH agreed to lease a set of 12 MW BMPG systems to Shenqiu at a monthly rental of $286,000 (RMB 1,800,000) for 11 years.

On March 30, 2013, Xi’an TCH and Shenqiu entered into a BMPG Project Lease Agreement (the “2013 Shenqiu Lease”). Under the 2013 Shenqiu Lease, Xi’an TCH agreed to lease the second set of 12 MW BMPG systems to Shenqiu for $239,000 (RMB 1.5 million) per month for 9.5 years.

As repayment for a loan made by Xi’an Zhonghong to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) on January 10, 2019 (see further discussion in Note 10); on January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). As consideration for the transfer of the Shenqiu Phase I and II Projects to Mr. Bai (Note 10), Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for a loan made by Xi’an Zhonghong to HYREF on January 10, 2019. The transfer of the projects was completed on February 15, 2019. The Company recorded $208,359 loss from the transfer during the year ended December 31, 2019. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties therefore agreed to have Mr. Bai instead paying in cash for the transfer price of Shenqiu (see Note 10 for detail).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-back Agreement entered on December 29, 2018 (see Note 10). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed to invest in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) Waste Heat Power Generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH transferred its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed January 22, 2019. The Company recorded approximately $46,500 loss from the sale of a 40% equity interest in Fund Management Company. The Company does not have any ownership in the Fund Management Company after this transaction.

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

On July 24, 2013, Zhonghong entered into a Cooperative Agreement of CDQ and CDQ WHPG Project (Coke Dry Quenching Waste Heat Power Generation Project) with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). The parties entered into a supplement agreement on July 26, 2013. Pursuant to these agreements, Zhonghong will design, build and maintain a 25 MW CDQ system and a CDQ WHPG system to supply power to Chengli, and Chengli will pay energy saving fees (the “Chengli Project”).

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 10). The transfer of the Station was completed January 22, 2019, the Company recorded $624,133 loss from this transfer. Since the original terms of Buy Back Agreement are still valid, the Buy Back possibility is uncertain; therefore, the assets of Chengli CDQ WHPG station, and the corresponding loan principal and interest, cannot be derecognized due to the existence of Buy Back clauses (see Note 6 for detail).

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020. The Xuzhou Huayu Project has been on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him (Note 10), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. The transfer of the project was completed on February 15, 2019. The Company recorded $397,033 loss from this transfer during the year ended December 31, 2019. On January 10, 2019, Mr. Chonggong Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties agreed to have Mr. Bai instead pay in cash for the transfer price of Huayu (see Note 10 for detail).

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received the 1st installment payment.

Zhongtai Waste Heat Power Generation Energy Management Cooperative Agreement

On December 6, 2013, Xi’an TCH entered into a CDQ and WHPG Energy Management Cooperative Agreement (the “Zhongtai Agreement”) with Xuzhou Zhongtai Energy Technology Co., Ltd. (“Zhongtai”), a limited liability company incorporated in Jiangsu Province, China.

Pursuant to the Zhongtai Agreement, Xi’an TCH was to design, build and maintain a 150 ton per hour CDQ system and a 25 MW CDQ WHPG system and sell the power to Zhongtai, and Xi’an TCH is also to build a furnace to generate steam from the smoke pipeline’s waste heat and sell the steam to Zhongtai.

The construction period of the Project was expected to be 18 months from the date when conditions are ready for construction to begin. Zhongtai is to start to pay an energy saving service fee from the date when the WHPG station passes the required 72-hour test run. The payment term is 20 years. For the first 10 years, Zhongtai shall pay an energy saving fee at RMB 0.534 ($0.089) per kilowatt hour (KWH) (including value added tax) for the power generated from the system. For the second 10 years, Zhongtai shall pay an energy saving fee at RMB 0.402 ($0.067) per KWH (including value added tax). During the term of the contract the energy saving fee shall be adjusted at the same percentage as the change of local grid electricity price. Zhongtai shall also pay an energy saving fee for the steam supplied by Xi’an TCH at RMB 100 ($16.67) per ton (including value added tax). Zhongtai and its parent company will provide guarantees to ensure Zhongtai will fulfill its obligations under the Agreement. Upon the completion of the term, Xi’an TCH will transfer the systems to Zhongtai for RMB 1 ($0.16). Zhongtai shall provide waste heat to the systems for no less than 8,000 hours per year and waste gas volume no less than 150,000 Normal Meter Cubed (Nm3) per hour, with a temperature no less than 950°C. If these requirements are not met, the term of the Agreement will be extended accordingly. If Zhongtai wants to terminate the Zhongtai Agreement early, it shall provide Xi’an TCH with a 60 day notice and pay the termination fee and compensation for the damages to Xi’an TCH according to the following formula: (1) if it is less than five years into the term when Zhongtai requests termination, Zhongtai shall pay: Xi’an TCH’s total investment amount plus Xi’an TCH’s annual investment return times five years minus the years in which the system has already operated; or 2) if it is more than five years into the term when Zhongtai requests the termination, Zhongtai shall pay: Xi’an TCH’s total investment amount minus total amortization cost (the amortization period is 10 years).

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. As of December 31, 2019, the Company had gross receivable from Zhongtai for $10.03 million (with bad debt allowance of $5.73 million). In January 2020, Zhongtai paid RMB 10 million ($1.43 million); in March 2020, Zhongtai paid RMB 20 million ($2.87 million). Zhongtai is committed to pay in full the remaining balance of RMB 40 million ($5.73 million) no later than the end of 2020.

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

Other Events

On September 9, 2019, the Company entered into a letter of intent to acquire a controlling interest in Xi’an Yineng Zhihui Technology Co., Ltd. (“YNZH”), a next generation energy storage solution provider in China. YNZH is a leading comprehensive high-tech intelligent energy service company integrated with energy efficiency improvement and storage management in China. The energy efficiency management is to fully use big data cloud computing technology, effectively adopt the combination of the mature international and domestic clean energy technologies to make the customers’ energy management more efficient, more economical, more secure and more scientific. The terms of this proposed transaction are currently being negotiated.

On April 13, 2020, the Company filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, the Company effected a reverse stock split of its common stock, $0.001 per share at a rate of 1-for-10, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The consolidated financial statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018 were retroactively restated to reflect this reverse stock split.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Therefore, the Company expects this matter to negatively impact its operating results even though China is opening up most of the cities and industries as of this report date. However, the related financial impact cannot be reasonably estimated at this time.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The CFS include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the years ended December 31, 2019 and 2018, the Company had a net loss of $8.77 million and $66.00 million, respectively. The Company has an accumulated deficit of $46.45 million as of December 31, 2019. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $16.22 million cash on hand at December 31, 2019 and has collected RMB 327.60 million ($46.96 million) in 2020 up to this report date, this also satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering, or debt financing including bank loans.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates. On an on-going basis, management evaluates their estimates, including those related to allowances for bad debt and inventory obsolescence, impairment loss on fixed assets and construction in progress, income taxes, and contingencies and litigation. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources.

Revenue Recognition

A)	Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During 2019 and 2018, the Company did not sell any new power generating projects.

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers legal ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects was recorded as investment in sales-type leases in accordance with ASC Topic 840, “Leases,” and its various amendments and interpretations.

The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease, which is when the control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in ASC 606 - Revenue from contracts with customers. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of sales tax.

B)	Contingent Rental Income

The Company records income from actual electricity generated of each project in the period the income is earned, which is when the electricity is generated. Contingent rent is not part of minimum lease payments.

Operating Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The company leased an office in Xi’an, China as the Company’s headquarter; upon adoption, the Company recognized total Right of Use Asset (“ROU”) of $116,917, with corresponding liabilities of $116,917 on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows. At December 31, 2019, the ROU was $54,078.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

The Company’s accounts receivable arise from sale of systems and sale of electricity of Erdos. The Company does not expect to collect receivables more than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

As of December 31, 2019, the Company had gross accounts receivable of $48.06 million; of which, $35.42 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $10.03 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $2.61 million accounts receivable of Erdos TCH for electricity sold. As of December 31, 2018, the Company had accounts receivable of $15,252,162 (from the sales of CDQ and a CDQ WHPG system to Zhongtai, and accounts receivable of Erdos TCH for electricity sold). As of December 31, 2019, the Company had bad debt allowance of $5,733,781 for Zhongtai and $261,430 for Erdos TCH due to not making the payments as scheduled. As of December 31, 2018, the Company had bad debt allowance of $3,496,911 for Zhongtai due to not making the payments as scheduled.

	2019	2018
Xuzhou Zhongtai Project	10,034,116	11,656,371
Bai Chonggong (for Shenqiu and Huayu projects)	35,415,556	—
Receivable of electricity sales of Erdos	2,614,299	3,595,791
Total accounts receivable	48,063,971	15,252,162
Bad debt allowance	(5,995,210)	(3,496,911)
Accounts receivable, net	42,068,761	11,755,251

Interest Receivable on Sales Type Leases

As of December 31, 2019, the interest receivable on sales type leases was $5,245,244, mainly from recognized but not yet collected interest income for the Pucheng systems. As of December 31, 2018, the interest receivable on sales type leases was $9,336,140, mainly from recognized but not yet collected interest income for the Pucheng and Shenqiu systems. From April 1, 2018, the Company stopped accruing interest receivable on the Pucheng lease as the Pucheng lease was at least one year overdue in its payments because collectability is not probable.

Investment in sales-type leases, net

As of December 31, 2019 and 2018, the Company had net investment in sales-type leases of $8,287,560 and $24,962,056, respectively. The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $24,416,441 for the Pucheng system. As of December 31, 2018, the Company had bad debt allowance for net investment receivable of $29,276,658 ($7,274,872 for the Shenqiu systems and $22,071,360 for the Pucheng systems) due to lessees’ tight working capital and continuous delay in making the payment. Xi’an TCH received RMB 97.6 million ($14 million) in full for Pucheng system on January 14, 2020 and the ownership of the system was transferred.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded asset impairment of construction in progress of Xuzhou Tian’an of $876,660 for the year ended December 31, 2019, which is the difference between the book value and disposal price of the asset. The Company recorded asset impairment of $28,429,789 for three projects (see below) for the year ended December 31, 2018.

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement for Xi’an Zhonghong to transfer the Xuzhou Huayu Project to Mr. Bai for RMB 120,000,000 ($17.52 million), which transfer price was considered the fair value (“FV”) of the project. The Company compared the carrying value and FV of the Huayu project, and recorded asset impairment of $6,528,120 for the project for the year ended December 31, 2018.

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement for Xi’an Zhonghong to transfer Chengli CDQ WHPG station as the repayment of a loan for RMB 188,639,400 ($27.54 million) to HYREF. The transfer price was considered the FV of the system. The Company compared the carrying value and FV of the Chengli system, and recorded asset impairment of $8,124,968 for the system for the year ended December 31, 2018.

As of December 31, 2018, the progress of the Xuzhou Tian’an project is slow due to strict environmental protection policies. The Company estimated the FV of the Xuzhou Tian’an project to be around RMB 172,250,000 ($25.58 million) at December 31, 2018. The Company compared the carrying value and FV of the Tian’an Project, and recorded asset impairment of $13,776,701 for the project for the year ended December 31, 2018. The Company further recorded asset impairment of construction in progress of Xuzhou Tian’an of $876,660 for the year ended December 31, 2019.

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

CREG is subject to U.S. corporate income taxes on its taxable income at a rate of 21%.

The Tax Cuts and Jobs Act of 2017 (the “Act”) created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2019, the Company calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with the Act and guidance available as of the date of this filing.

To the extent that portions of our U.S. taxable income, such as Subpart F income or GILTI, are determined to be from sources outside of the U.S., subject to certain limitations, we may be able to claim foreign tax credits to offset our U.S. income tax liabilities. Any remaining liabilities are accrued in our consolidated statements of comprehensive income and estimated tax payments are made when required by U.S. law.

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

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of income and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. There is no NCI for the year ended December 31, 2019 (see Note 15 for detail of purchase of the NCI in 2019).

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

As of December 31, 2019 and 2018, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the years ended December 31, 2019 and 2018, the basic and diluted loss per share were the same due to outstanding options and warrants being anti-dilutive as a result of the Company’s net loss. For the year ended December 31, 2019, 406,764 shares (post-reverse stock split) purchasable under warrants and options were excluded from the EPS calculation, as their effects were anti-dilutive. For the year ended December 31, 2018, 213,304 shares (post-reverse stock split) purchasable under warrants and options were excluded from the EPS calculation, as their effects were anti-dilutive.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, in 2019 and 2018, Xi’an TCH leases the following systems: (i) BMPG systems to Pucheng Phase I and II (15 and 11 year terms, respectively); (ii) BMPG systems to Shenqiu Phase I (11-year term); and (iii) BMPG systems to Shenqiu Phase II (9.5-year term). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Bai for RMB 127,066,000 ($18.55 million). The components of the net investment in sales-type leases as of December 31, 2019 and 2018 are as follows:

	2019	2018
Total future minimum lease payments receivable	$56,477,739	$88,661,266
Less: executory cost	(3,623,100)	(5,687,704)
Less: unearned interest	(14,905,393)	(19,398,707)
Less: realized interest income but not yet received	(5,245,244)	(9,336,141)
Less: allowance for net investment receivable	(24,416,442)	(29,276,658)
Investment in sales-type leases, net	8,287,560	24,962,056
Current portion	-	-
Noncurrent portion	$8,287,560	$24,962,056

As of December 31, 2019, the gross future minimum rentals not including bad debt allowances to be received on non-cancelable sales-type leases by years were as follows:

2020	$27,063,444
2021	6,536,510
2022	6,536,510
2023	6,536,510
2024	6,536,510
Thereafter	3,268,255
Total	$56,477,739

4. OTHER RECEIVABLES

As of December 31, 2019, other receivables mainly consisted of (i) advances to third parties of $7,167, bearing no interest, payable upon demand, and (i) tax and maintenance cost receivable of $1,001,527 for Xi’an TCH. As of December 31, 2018, other receivables mainly consisted of (i) advances to third parties of $7,285, bearing no interest, payable upon demand, and (ii) tax and maintenance cost receivable of $1,528,368 for Xi’an TCH. Tax receivable is VAT receivable from customers and payable to City government on collection.

5. LONG TERM INVESTMENT

On June 25, 2013, Xi’an TCH with Hongyuan Huifu Venture Capital Co. Ltd (“Hongyuan Huifu”) jointly established Beijing Hongyuan Recycling Energy Investment Management Company Ltd. (the “Fund Management Company”) with registered capital of RMB 10 million ($1.6 million), to manage a fund that will be used for financing CDQ WHPG projects. Xi’an TCH made an initial capital contribution of RMB 4 million ($0.65 million) and had a 40% ownership interest in the Fund Management Company. Voting rights and dividend rights are allocated between Hongyuan Huifu and Xi’an TCH at 80% and 20%, respectively. The Company accounted for this investment using the equity method. The Company recorded $0 and $469 equity-based investment income during the years ended December 31, 2019 and 2018, respectively. On December 29, 2018, Xi’an TCH entered into a Share Transfer Agreement with Hongyuan Huifu, pursuant to which Xi’an TCH agreed to transfer its 40% ownership in the Fund Management Company to Hongyuan Huifu for RMB 3,453,867 ($0.53 million). The transfer was completed on January 22, 2019. The Company had $46,461 loss from the sale of a 40% equity interest in Fund Management Company during the year ended December 31, 2019.

On July 18, 2013, the HYREF Fund was established as a limited liability partnership in Beijing. Pursuant to the Partnership Agreement, the HYREF Fund had a general partner, the Fund Management Company, which made an initial capital contribution of RMB 5 million ($0.83 million) to the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) and is a preferred limited partner, (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) and is an ordinary limited partner and (3) the Company’s wholly-owned subsidiary, Xian TCH, which made an initial capital contribution of RMB 75 million ($10.81 million) and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, July 18, 2013. The term for (x) the preferred limited partner is four years from the date of its contribution and (y) the ordinary limited partner is four years from the date of its contribution. Unless otherwise approved by the general partner (the Fund Management Company), upon the expiration of their respective terms, each partner shall exit from the partnership automatically. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-Back Agreement entered on December 29, 2018 (see Note 10). The total size of the HYREF Fund is RMB 460 million ($77 million), and the purpose of the HYREF Fund is to invest in Zhonghong for constructing 3 new CDQ WHPG projects. Xi’an TCH owns 16.3% of the HYREF Fund. The Company accounted for this investment using the cost method. The Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

6. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and Equipment

As of December 31, 2019 and 2018, the Company had net property and equipment (after impairment loss of $8.12 million recorded in 2018) of approximately $27.04 million and $27.50 million, respectively, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as the partial repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF (see Note 10). However, because the loan was not deemed repaid due to the buyback right (See Note 10 for detail), the Company kept the Chengli project in its books as fixed assets for accounting purposes as of December 31, 2019.

Construction in Progress

Construction in progress was for constructing power generation systems. The Xuzhou Huayu project was sold in February 2019 for RMB 120,000,000 ($17.52 million). The Company recorded impairment allowance of RMB 43,199,340 ($6.29 million) for 2018 and as of December 31, 2018 on Xuzhou Huayu. In 2018, the progress of the Xuzhou Tian’an project was slow due to strict environmental protection policies. The Company estimated the FV of the Xuzhou Tian’an project to be RMB 172,250,000.00 ($25.58 million) at December 31, 2018. The Company compared the carrying value and FV of the Tian’an Project, and recorded asset impairment of $13,512,592 for the project for the year ended December 31, 2018. The Company recorded additional RMB 6,047,602 ($876,660) asset impairment for Tian’an Project in 2019, which is the difference between the sale price and the carrying value as of December 31, 2019. As of December 31, 2019 and 2018, the Company’s construction in progress included:

	2019	2018
Xuzhou Huayu	$-	$23,778,899
Xuzhou Tian’an	37,759,277	38,380,969
Less: assets impairment allowance	(13,935,075)	(19,577,691)
Total	$23,824,202	$42,582,177

As of December 31, 2019, the Company was committed to pay an additional $3.98 million for the Xuzhou Tian’an project. The construction of the Xuzhou Tian’an Project is anticipated to be completed by the second quarter of 2020.

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received the 1st installment payment.

7. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Income tax – current	$2,118,432	$1,718,051
Value-added tax	1,708,298	1,666,695
Other taxes	260,912	251,813
Total – current	4,087,642	3,636,559
Income tax – noncurrent	$5,782,625	$6,390,625

Income tax payable included $7.61 million ($1.83 million included in current above and $5.78 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Employee training, labor union expenditure and social insurance payable	$843,807	$844,997
Consulting, auditing, and legal expenses	40,602	488,052
Accrued payroll and welfare	254,882	261,152
Other	45,460	23,796
Total	$1,184,751	$1,617,997

9. DEFERRED TAX LIABILITY, NET

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

As of December 31, 2019 and 2018, deferred tax liability consisted of the following:

	2019	2018
Non-current deferred tax assets
Accrued expenses	$189,050	$186,779
Interest income in sales-type leases on cash basis	853,265	658,307
Depreciation of fixed assets	2,938,605	6,176,064
Assets impairment loss	7,537,556	15,003,497
Capitalized interest on CIP	-	2,531,120
US NOL	3,246,655	3,114,083
PRC NOL	10,424,558	1,617,861

Non-current deferred tax liabilities
Net investment in sales-type leases	(6,685,021)	(10,974,998)

Net non-current deferred tax assets	18,504,668	18,312,713
Less: valuation allowance for deferred tax assets	(18,504,668)	(21,353,059)
Non-current deferred tax liabilities, net	$-	$(3,040,346)

10. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF Fund (Beijing Hongyuan Recycling Energy Investment Center, LLP) was established in July 2013 with a total fund size of RMB 460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund will receive interest from Zhonghong for the HYREF Fund’s debt investment. The RMB 457 million ($74.5 million) original loan balance was released to Zhonghong through an entrusted bank, which is also the supervising bank for the use of the loan. The loan was deposited in a bank account at the Supervising Bank (the Industrial Bank Xi’an Branch) and is jointly supervised by Zhonghong and the Fund Management Company. Project spending shall be verified by the Fund Management Company to confirm it is in accordance with the project schedule before the funds are released. All the operating accounts of Zhonghong have been opened with the branches of the Supervising Bank, and the Supervising Bank has the right to monitor all bank accounts opened by Zhonghong. The entrusted bank will charge 0.1% of the loan amount as a service fee and will not take any lending risk. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2019, the interest payable for this loan was $8.20 million and the outstanding balance for this loan was $20.77 million. For the year ended December 31, 2018, the Company recorded interest expense of $5.19 million on this loan and $2.43 million penalty interest on past due loan, and capitalized $2.38 million interest to construction in progress. For the year ended December 31, 2019, the Company recorded interest expense of $1.72 million on this loan.

Repayment of HYREF loan

1.	Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, the Company kept the Chengli project in its books as fixed assets as of December 31, 2019.

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

Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH.

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($430,034), and was recorded as long term payable in the Company’s balance sheet. On January 22, 2019, Hongyuan Huifu completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH, Xi’an Zhongong then became a 100% subsidiary of Shanghai TCH. The Company did not record any gain or loss for this purchase as the controlling interest did not change (see Note 15).

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

Xi’an Hanneng is a holding company and was supposed to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd. (“Huaxin”), so that HYREF will indirectly receive and own such shares of Xi’an Huaxin as the repayment for the loan of Zhonghong. Xi’an Hanneng already owned 29,948,000 shares of Huaxin; however, Xi’an Hanneng was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.

On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) was due on September 30, 2020. As of this report date, the Company has already received RMB 150 million ($21.51 million).

6.

The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner (Note 5), and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at December 31, 2019 was as follows:

Transfer price for Chengli Project	$27,040,423	Entrusted loan payable at December 31, 2019, net with Xi’an TCH investment in entrusted loan	$20,766,903
Transfer price for Xuzhou Huayu Project	17,201,342	Interest payable on entrusted loan at December 31, 2019	8,200,044
Transfer price for Shenqiu Phase I and II Projects	18,214,214	Add back: Xi’an TCH investment in entrusted loan	10,750,839
		Less: interest accrued from September 20, 2018 to December 31, 2019 (cut-off date for interest calculation for repayment was September 20, 2018)	(1,639,835)
		Less: portion of loan with repayment due date extended to year 2023	(11,037,528)

		Add back: interest & penalty repaid by Xi’an TCH	8,592,080
		Add back: loan principle repaid by Xi’an TCH	26,823,476
	$62,455,979		$62,455,979

11. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of December 31, 2019 and 2018, the balance of refundable deposits from customers for systems leasing was $544,709 (for Pucheng systems) and $1,034,503 (for Pucheng and Shenqiu systems), respectively.

12. RELATED PARTY TRANSACTIONS

On December 29, 2018, our Chairman of the Board and CEO, Guohua Ku, entered into a Buy-Back Agreement with the following parties: Xi’an TCH, Xi’an Zhonghong, HYREF, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”). Pursuant to the terms of the Buy Back Agreement, Mr. Ku, together with Xi’an TCH, Xi’an Zhonghong, and Chonggong Bai, as Buyers, jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai, and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. (See Notes 5 and 10). Pursuant to the terms of the Buy-Back agreement, HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements.

As of December 31,2019 and 2018, the Company had $41,174 and $41,168, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

13. NOTE PAYABLES, NET

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

The Note bears interest at 8%. All outstanding principal and accrued interest on the Note will become due and payable on July 11, 2020, subject to a potential one-year extension during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments (in the event the Market Capitalization falls below the Minimum Market Capitalization (MMC) at any time, then in such event the Lender Conversion Price for all Lender Conversions occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion. MMC is defined as $8 million). During the term of the Note, the Company shall not, without the prior written consent of the Purchaser, enter into or effect certain fundamental business transactions. The Purchaser has the option to redeem the Note at any time after the six month anniversary of the date when the purchase price is delivered to the Company (“Purchase Price Date”) in the amounts of up to 50% of the amount outstanding during the nine month period after Purchase Price Date or any percentage of the amount outstanding under the Note at any time after the nine month anniversary of Purchase Price Date, with such redemption amounts paid in cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.

During the first quarter of 2019, the Company amortized OID of $38,151 and loan issuing cost of $15,260, and recorded $10,446 interest expense for this convertible note. From January 16, 2019 through March 6, 2019, the investors converted the convertible note with principal of $1,070,000 and accrued interest of $51,018 into 1,851,946 common shares (pre-reverse stock split) at conversion prices from $0.86 to $1.42, and the Company recorded $893,958 interest expense due to change in the conversion price, which was the difference between the market price and the conversion rate as of the conversion date, which was mutually agreed by the lender and borrower.

Convertible Notes / Promissory Notes in January and February 2019

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at 8%. All outstanding principal and accrued interest on the Note will become due and payable on January 30, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments as discussed in the July 2018 Note above. The conversion feature did not require bifurcation and derivative accounting as the conversion price was greater than the market price of the Company common shares, there was no beneficial conversion feature to recognize.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a Convertible Promissory Note of $1,050,000. The Purchaser purchased the Note with an original issue discount of $50,000. The Note bears interest at 8%. All outstanding principal and accrued interest on the Note will become due and payable on February 26, 2021, subject to a potential one-year extension period during which interest would not accrue. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Amounts outstanding under the Note may be converted at any time, at the Lender’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to certain adjustments as discussed above in the July 2018 Note. The conversion feature did not require bifurcation and derivative accounting and as the conversion price was greater than the market value of the Company common shares, there was no beneficial conversion feature to recognize.

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). Upon execution of the agreement, the notes holder surrendered the Convertible Notes to the Company and the Company issued to the holder the Exchange Notes. Upon surrender, the two Convertible Notes were cancelled and the remaining amount owed to Holder hereafter be evidenced solely by the Exchange Notes ($1,173,480 and $ 1,165,379 for the January and February 2019 notes, respectively). All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at 8% and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter. The exchange of the Convertible Notes with Promissory Notes did not cause substantially different terms, and did not meet the conditions described in ASC 405-20-40-1, and therefore was accounted for as a modification and not an extinguishment; accordingly, the Company did not recognize any gain or loss for the exchange of the notes under ASC 470-50-40-8.

During the year ended December 31, 2019, the Company amortized OID of $43,750 and recorded $368,362 interest expense (including $106,680 and $105,944 in exchange fees, respectively) for these two notes.

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

On September 19, 2019, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P (“Lender”). Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $202,000 (the “Partitioned Note”) from a Promissory Note (the “Note”) issued by the Company on April 14, 2019, which was exchanged from a Convertible Note originally issued by Company on January 31, 2019, whereupon the outstanding balance of the Note was reduced by an amount equal to the initial outstanding balance of the Partitioned Note. The Company and Lender further agreed to settle the Partitioned Note by the issuance of 40,400 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $24,240 gain on this partitioned note settlement, which was the difference between the market price and the conversion price.

On October 16, 2019, the Company entered into two Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreements, the Company and Lender agreed to partition two new Promissory Notes in the original principal amounts of $125,000 and $200,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender agreed to settle the Partitioned Notes by the issuance of 25,000 shares and 40,000 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded gain on conversion of $22,500 and $36,000, respectively.

On November 11, 2019, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender agreed to settle the Partitioned Note by the issuance of 30,000 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $45,000 gain on conversion of this portion of note.

On December 16, 2019, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $120,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender agreed to exchange the Partitioned Note for the delivery of 40,000 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $4,000 gain on conversion of this portion of note. On the same date, the Company and the lender amended the September 11, 2019 forbearance agreement to increase the adjustment ratio described above from $0.50 to $0.30 (pre-reverse stock split price).

The outstanding balance of the Note shall be reduced by an amount equal to the total outstanding balance of the Partitioned Note. The investor made adjustments of $305,626 to increase the principle of the notes during the year ended December 31, 2019 under the term of the September 11th forbearance agreement and the amendment to forbearance agreement dated on December 16, 2019.

14. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Registered Director Offering and Private Placement in October 2018

On October 29, 2018, CREG entered into Securities Purchase Agreements with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, 1,985,082 shares (pre-reverse stock split) of the Company’s common stock. The Shares were sold to the Purchasers at $1.375 per share, for gross proceeds to the Company of approximately $2.75 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant (“Investor Warrants”) to purchase one (1) share of the Company’s Common Stock for each Share purchased under the Purchase Agreement, pursuant to that certain Common Stock Purchase Warrant, by and between the Company and each Purchaser, for a purchase price of $0.125 per Warrant and gross proceeds to the Company of approximately $250,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Warrants are exercisable on the date of issuance at an exercise price of $1.3725 per share and will expire on the five and a half year anniversary of the date of issuance.

H.C. Wainwright & Co., LLC was the Company’s exclusive placement agent in connection with the offerings under the Purchase Agreement and received a fee of 7% of the gross proceeds ($208,433) received by the Company from the offerings and warrants to purchase the Company’s Common Stock in an amount of 7% of the Company’s Shares sold to the Purchasers in the offerings, or 138,956 shares (pre-reverse stock split) of Common Stock, on substantially the same terms as the Warrants, with an exercise price of $1.875 per share and expiration date of October 29, 2023 (the “Placement Agent Warrants”).

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

Private Placement in February 2019

On February 13, 2019, CREG entered into a Securities Purchase Agreement (the “Agreement”) with Great Essential Investment, Ltd. a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company sold to the Purchaser in a private placement 1,600,000 shares (pre-reverse stock split) of the Company’s common stock, par value $0.001 per share, at $10.13 per share, for $1,620,800. The Company was required to file a registration statement for the registration of the Shares for their resale by the Purchaser within 100 days from the effective date of this Agreement. The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The Company filed the registration statement on May 24, 2019, and was declared effective on June 4, 2019.

Registered Direct Offering and Private Placement in April 2019

On April 15, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”), pursuant to which the Company offered to the Purchasers, in a registered direct offering, 2,359,272 shares (pre-reverse stock split) of common stock. The Shares were sold to the Purchasers at a negotiated purchase price of $0.80 per share, for gross proceeds to the Company of $1,887,417, before deducting $200,000 in placement agent fees and other estimated offering expenses payable by the Company.

In a concurrent private placement, the Company also issued to the each of the Purchasers a warrant to purchase 0.75 of a share of the Company’s Common Stock for each share purchased under the Purchase Agreement, or 1,769,454 warrants (pre-reverse stock split). The Warrants are exercisable beginning on the six month anniversary of the date of issuance at an exercise price of $0.9365 per share, and expire on the five and one-half year anniversary of the date of issuance.

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

On November 22, 2019, the Company entered into an Exchange Agreement (the “First Exchange Agreement”) with certain investors who had been party to that certain Securities Purchase Agreement dated October 29, 2018. Pursuant to the First Exchange Agreement, the Company and the October Investors agreed to exchange the outstanding warrant issued by the Company to the October Investors pursuant to the October Securities Purchase Agreement into shares of common stock of the Company, with an exchange ratio of 1 share of October Warrant Stock for 0.5 shares of common stock, according to the terms and conditions of the First Exchange Agreement.

On November 22, 2019, the Company entered into a Second Exchange Agreement (the “Second Exchange Agreement”) with certain investors who had been party to that certain Securities Purchase Agreement dated April 15, 2019 by and among the Company and such investors. Pursuant to the Second Exchange Agreement, the Company and the April Investors agreed to exchange the outstanding warrant issued by the Company to the April Investors pursuant to the April Securities Purchase Agreement into shares of common stock of the Company, with an exchange ratio of 1 share of April Warrant Stock for 0.6 shares of common stock, according to the terms and conditions of the Second Exchange Agreement.

The Company let the warrant holders exercised the 375,454 warrants (post-reverse stock split) into 205,421 common shares (post-reverse stock split) of the Company at a cashless exercise method. The fair value of these shares was the additional cost to the Company for the issuance of the shares under securities purchase agreements previously entered (described above). However, since the warrants were initially equity classified as they met the qualifications for equity classification under ASC 815-40, accordingly, the modification upon exercise of these warrants had no impact to the Company’s financial statements.

Following is a summary of the warrant activity (post-reverse stock split) for the year ended December 31, 2019 and 2018:

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Granted	212,404	$14.1	5.47
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	212,404	$14.1	5.29
Exercisable at December 31, 2018	212,404	$14.1	5.29
Granted	193,460	$9.5	5.25
Exchanged	(375,454)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	30,411	$14.0	4.21
Exercisable at December 31, 2019	30,411	$14.0	4.21

Shares Issued for Stock Compensation

On October 10, 2019, the Company entered an investment banking engagement agreement with an investment banker firm to engage them as the exclusive lead underwriter for a registered securities offering. The Company shall pay to the investment banker an equity retainer fee of 15,000 shares (post-reverse stock split) of the restricted common stock of the Company (10,000 shares will be paid within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). At closing of the offering, the Company will pay a 7% of the gross offering proceeds and warrants to purchase that number of shares of common stock or units of securities as shall equal 7% of the securities issued and sold by the Company at each closing of the offering.

On October 11, 2019, the Company entered a consulting agreement with a consulting company (whose managing director is also the Company’s SEC counsel) to advise the Company on an acquisition project. The service term is six months or closing of the Company’s acquisition. Within three business days after signing of this agreement, the Company agreed to issue 31,250 (post-reverse stock split) shares of the Company’s unregistered and restricted common stock; with three business days after the investment made by institutional investors introduce by the consulting company, the Company agreed to issue 31,250 shares (post-reverse stock split) of the Company’s unregistered and restricted common stock.

In October 2019, the Company issued 31,250 shares (post-reverse stock split) of its restricted common stock and 10,000 shares (post-reverse stock split) of its restricted common stock, respectively, for consulting services and investment banking services described above. The fair value of these shares was $148,625.

15. NONCONTROLLING INTEREST AND LONG TERM PAYABLE

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

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Xi’an Zhonghong to Shanghai TCH (a wholly owned subsidiary of the Company) for RMB 3 million ($0.44 million), and Shanghai TCH record the purchase price as long term payable as of December 31, 2019. On January 22, 2019, HYREF completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH, Xi’an Zhongong then became a 100% subsidiary of Shanghai TCH. The net asset of 10% NCI of Xi’an Zhonghong was $3.54 million. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

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

The US parent company, CREG is taxed in the US and, as of December 31, 2019, had net operating loss (“NOL”) carry forwards for income taxes of $15.46 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2019, the Company’s PRC subsidiaries had $41.70 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.4)%	(4.0)%
Reversal of temporary difference due to disposal of Shenqiu	(18.8)%	-%
Permanent differences	2.0%	-%
Other	-%	(0.1)%
Valuation allowance on PRC NOL	14.3%	28.9%
Valuation allowance on US NOL	1.3%	0.2%
Tax (benefit) per financial statements	(25.6)%	4.0%

The provision for income tax expense for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Income tax expense (benefit) – current	$-	$1,604,473
Income tax benefit – deferred	(3,024,807)	1,022,985
Total income tax expense (benefit)	$(3,024,807)	$2,627,428

17. STOCK-BASED COMPENSATION PLAN

Options to Employees and Directors

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of common stock authorized for issuance during the term of the Plan is 124,626 (post-reverse stock split). The Plan was effective immediately upon its adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2018	900	$54.0	5.41
Exercisable at December 31, 2018	900	$54.0	5.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2019	900	$54.0	4.41
Exercisable at December 31, 2019	900	$54.0	4.41

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2019 and 2018:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2019 and 2018

Shanghai TCH	$29,800,000	$14,900,000	¥ 6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥ 69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥ 19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

20. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance.

On August 2, 2018, the Company entered into a lease for its office use in Beijing with a term from August 4, 2018 through August 3, 2020. The monthly rent is RMB 22,000 ($3,205) with quarterly payment in advance. This lease was terminated in 2019.

For the years ended December 31, 2019 and 2018, the rental expense of the Company was $86,874 (including Beijing office rent of $19,674) and $83,394 (including Beijing office rent of $16,194), respectively.

The Company adopted ASC 842 on CFS on January 1, 2019. The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Year Ended
December 31, 2019
Operating lease cost	$66,262
Weighted Average Remaining Lease Term - Operating leases	0.92 years
Weighted Average Discount Rate - Operating leases	3%

The following is a schedule, by years, of maturities of the office lease liabilities as of December 31, 2019:

Operating Leases
2020	$57,610
Total undiscounted cash flows	57,610
Less: imputed interest	(855)
Present value of lease liabilities	$56,755

Construction Commitment

Refer to Note 1 for additional details related to lease commitments with Xuzhou Tian’an, Note 6 for commitments on construction in progress.

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,300). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually.

21. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

On January 3, 2020, Company entered into an Exchange Agreement with Iliad Research and Trading, L.P., as Lender. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 from a Promissory Note issued by the Company on April 14, 2019, which was exchanged from a Convertible Note originally issued by Company on January 31, 2019 and then the outstanding balance of the Note shall be reduced by an amount equal to the initial outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 50,000 shares (post-reverse stock split) of the Company’s Common Stock.

On January 13, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $135,000 from a Promissory Note issued by the Company on April 14, 2019, which was exchanged from a Convertible Note originally issued by Company on January 31, 2019 and then the outstanding balance of the Note shall be reduced by an amount equal to the initial outstanding balance of the Partitioned Note. The Company and Lender further agreed to exchange the Partitioned Note for the delivery of 45,000 shares (post-reverse stock split) of the Company’s Common Stock.

On March 6, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $145,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 48,333 shares (post-reverse stock split) of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

On March 16, 2020, the Company’s Board of Director agreed to issue 3,333 shares of the Company’s common stock (post-reverse stock split) to the Company’s law firm. The shares are earned in full and non-refundable as of March 9, 2020. The FV of these shares are $11,000 on March 9, 2020.

On April 30, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note in the original principal amount of $1,173,480 on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 50,000 shares of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2019, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of May 14, 2020:

Name	Age	Position
Guohua Ku	58	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	45	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	42	Secretary
Xiaoping Guo(1)	67	Director (Independent)
Geyun Wang	51	Director, Vice President
Zhongli Liu (1)	60	Director (Independent)
LuLu Sun(1)	41	Director (Independent)

1.	Member or nominee, as applicable, of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Mr. Yongjiang (Jackie) Shi was appointed as our Chief Financial Officer (“CFO”) and a Vice President, effective on December 20, 2019. Mr. Shi has served as the financial consultant to the Board since September 28, 2016 and was the CFO of the Company from May 16, 2015 to September 27, 2016. Mr. Shi was the Assistant CFO & Vice President in charge of finance for the Company from January 2015 to May 2015. Mr. Shi joined Xi’an TCH Energy Technology Company, Ltd., a wholly owned subsidiary of the Company in 2014 as a VP of Finance and he previously worked as the Director of Investor Relations for Xilan Natural Gas Group from 2005 to 2014. Mr. Shi studied professional accounting at the University of New South Wales, Australia from 2001 to 2003, and was awarded his master’s degree of finance in 2003. He studied public administration at Northwest University of China from 1994 to 1998, and obtained his bachelor’s degree in law in 1998.

Ms. Adeline Gu was appointed as the Company’s Chief Financial Officer and Secretary on September 28, 2016. Ms. Gu resigned as our Chief Financial Officer as of December 13, 2019. Ms. Gu has been serving as the director of the office of Board of Directors of the Company from August, 2012 to September 27, 2016. She was the Investor Relations Director from December 2007 to August 13, 2012 and Investor Relations Director Assistant from March 2006 to December 2007 of China Natural Gas, Inc. From October 2005 to March 2006, Ms. Gu was the Interpreter of Xi’an Equity Exchange & Shaanxi Watson Biology Gene Technology Co., Ltd. Ms. Gu studied at Northwest University of China from September, 1995 to June, 1999 and received her bachelor degree, majoring in English. Ms. Gu has held a Chinese Accounting Certificate since 2000.

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

Mr. Geyun Wang was initially elected as a director at the 2014 Annual Meeting, and he also serves as a Vice President of the Company. Mr. Wang is responsible for the procurement of engineering equipment and tendering for project construction, as well as supervision of installation and commissioning for EPC projects. Mr. Wang was the Deputy General Manager of our subsidiary Xi’an TCH Energy Technology Co., Ltd. between 2007 and 2015 and hewas appointed as a Vice President of the Company in 2015. Prior to this position, from 2001 to 2007, Mr. Wang served as the Vice President of Sales of Shaanxi Baoji Hongguang Iron & Steel Co., Ltd., where he was responsible for sales of steel products. Mr. Wang received his bachelor degree from Northwestern Polytechnical University in 1988. Mr. Wang’s extensive project construction and management experience, as well as his extensive industry and market expertise, qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Mr Zhngli Liu was appointed as a director on March 6, 2020 to fill the vacancy resulted from the resignation of Xiaogang Zhu. Mr. Liu was also appointed as the Chairman of the Audit Committee and a member of the Compensation, Nominating and Corporate Governance Committees. Mr. Liu served as the inspector to be in charge of securities inspection at Shaanxi Supervision Bureau of China Securities Regulatory Commission from 1999 to September 2019. He worked as the head of department of economics and management, professor, chief of scientific research at Xi’an Finance And Economics University from 1984 to 1998. Since July 2017, he served as the independent director of the Board at China Haiseng Fresh Fruit Juice Co., Ltd. (00359.HK). Mr. Liu studied industrial economy management at Xi’an Jiaotong University from September 1978 to July 1982 and was awarded his his bachelor’s degree of finance in 1982. He studied planning economics at Renmin University of China from 1982 to 1984 and was awarded his master’s degree of finance in 1984. Mr. Liu’s significant financial expertise qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Ms. LuLu Sun was first appointed as a director on August 5, 2015 by the board to fill a pending vacancy. Ms. Sun serves as Marketing Director for Net Engine Power Tech. Ltd. Co. in China from June 2013 to present and she was the New Media Business Development Director for Rayli Magazine in China from June 2009 to May 2013. From July 2002 to May 2009, Ms. Sun was the Business Development Project Manager for Sina Mobile in China. Ms. Sun’s extensive experience in marketing and business development in China qualifies her to serve on our Board and led the Board to conclude that she should be nominated as a director.

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

Director Independence

Xiaoping Guo, LuLu Sun and Zhongli Liu are our only non-employee directors, and our Board has determined that each of them is independent pursuant to the listing rules of NASDAQ. All of the members of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined in NASDAQ Rule 5605(a)(2). As required under applicable NASDAQ listing standards, in the 2019 fiscal year, our independent directors met twice in regularly scheduled executive sessions at which only our independent directors were present.

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2019, the Board held two (2) meetings and acted through unanimous consent on 21 different occasions. In addition, the Audit Committee held four (4) meetings; the Corporate Governance and Nominating Committee held one (1) meeting; and the Compensation Committee held one (1) meeting. During the year ended December 31, 2019, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance. Some of our then-sitting Board members attended the 2019 Annual Meeting.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Ms. LuLu Sun is the chairman of our Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee oversees all aspects of the Company’s corporate governance functions on behalf of the Board, including identifying individuals qualified to become directors, recommending to the Board the selection of director nominees for each meeting of the stockholders at which directors are elected and overseeing the monitoring and evaluation of the Company’s corporate governance practices. The Corporate Governance and Nominating Committee reviewed the performance of all of the current members of the Board and determined and recommended to the Board that all of the current directors should be nominated for re-election. No other candidates were recommended or evaluated. The Corporate Governance and Nominating Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

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

Audit Committee

The Audit Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun, each of whom is independent under NASDAQ listing standards. Zhongli Liu serves as chairman of our Audit Committee.

The Board determined that Mr. Liu qualifies as an “audit committee financial expert,” as defined by NASDAQ Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Liu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by MJF and Associates, APC to the Company are permissible under applicable laws and regulations. During fiscal year 2019, all services requiring pre-approval and performed by the Company’s accounting firm, MJF and Associates, APC, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2019, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of NASDAQ and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2019, except that Mr. Yongjiang (Jackie) Shi did not file Form 3 upon his appointment as our Chief Financial Officer and a Vice President on December 20, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2019 and 2018, by those individuals who served as our Chief Executive Officer, or Chief Financial Officer during any part of fiscal year 2019 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position Year		($)	($)	($)	($)(4)	($)	($)	($)	($)
Guohua Ku (1)	2019	33,078	--	--	--	--	--	--	33,078
Chief Executive Officer and Chairman of the Board	2018	33,078	--	--		--	--	--	33,078
Adeline Gu (2)	2019	22,648	--	--	--	--	--	--	22,648
Chief Financial	2018	22,052	--	--	--	--	--	--	22,052
Officer and Secretary

1.	Guohua Ku was appointed as Chief Executive Officer of the Company on December 10, 2008.

2.	Adeline Gu was appointed as Chief Financial Officer and Secretary of the Company on September 28, 2016. On December 13, 2019, Ms. Gu resigned as our Chief Financial Officer.

Narrative to Summary Compensation Table

During the 2019 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008. The agreement had a two-year term, starting December 10, 2008, that included a one-month probationary period. In accordance with the terms and conditions of Mr. Ku’s employment agreement, on December 10, 2010, 2014, December 10, 2016, and, more recently, on December 10, 2018, the Company and Mr. Ku agreed to renew Mr. Ku’s employment agreement for an additional two-year term. Mr. Ku receives a salary of RMB 216,000 ($33,078) annually for his service as CEO. The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring. Mr. Ku has the right to resign at any time upon a 30-day written notice to the Company.

Mr. Yongjiang Shi entered into an employment agreement with the Company on May 8, 2020, effective as of December 20, 2019, in connection with his appointment to serve as the Chief Financial Officer and Vice President of the Company. Pursuant to the terms of Mr. Shi’s employment agreement, he receives a cash compensation in the amount of RMB 16,000 (approximately $2,300) per month for his service as the CFO and Vice President and is also entitled to receive an annual equity award of at least 5,000 shares of common stock of the Company. The term of the employment agreement is for 24 months and may be renewed for an additional term by the Company upon 30-day notice prior to its termination. This employment agreement may be terminated by the Company or Mr. Shi at any time without any prior notice.

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

Potential Payments Upon Termination or Change of Control

Employment Agreements

Certain of our executive officers, including our CEO, have employment agreements with the Company. Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, as defined in the agreement, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty pursuant to the employment agreement.

2015 Plan

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 124,6,26 shares of the Company’s authorized shares of Common Stock, as adjusted for the Reverse Stock Split, effected on April 13, 2020. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. We have not granted any options to purchase shares of our common stock under the 2015 Equity Plan during the 2019 fiscal year.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2019 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(1)	($) (1)	($)	Earnings	($)	($)
LuLu Sun (2)	$12000						$12000
Xiaoping Guo (3)	$12000						$12000
Xiaogang Zhu (3)	$12000						$12000

1.	In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives a annual Board fee of RMB 50,000. Non–employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2019 fiscal year. There were no option awards outstanding as of December 31, 2019, for any of the non-employee directors.

2.	Ms. LuLun Sun was appointed to the Board on August 5, 2015.

3.	Messrs. Guo and Zhu were appointed as directors effective June 1, 2017. Mr. Zhu resigned from the Board effective March 5, 2020.

In connection with the appointment of Zhongli Liu, the Company executed a Director Agreement with Mr. Liu pursuant to which the Company will compensate Mr. Liu for his services as a director in the amount of 50,000 RMB per year. The agreement also contains customary confidentiality and non-compete provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information provided to us by each of the following as of May 14, 2020 (unless otherwise indicated) regarding their beneficial ownership of our common stock:

●	each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our directors and named executive officers; and

●	all of our directors and named executive officers as a group.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. . The address for each director and executive officer is 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, China 710075.

Common Stock Beneficially Owned	Number of Shares		Percent of Class
Directors and Named Executive Officers
Guohua Ku	264,477		11.8%
Yongjiang (Jackie) Shi	0	(1)	*
Adeline Gu	500	(2)	*
Geyun Wang	0		*
Xiaoping Guo	0		*
Zhongli Liu	0		*
LuLu Sun	0		*
All executive officers and directors as a group (7 persons)	264,977		11.9%
5% Stockholders
Great Essential Investment, Ltd. (3)	160,000		7.2%

*	Less than one percent (1%) of outstanding shares.

1.	Excludes at least 5,000 shares issuable to Mr. Shi annually pursuant to the term of his employment agreement with the Company.

2.	Represents 500 shares of common stock subject to currently exercisable stock options.

3.	The address for Great Essential Investment, Ltd. is Akara Building, 24 De Castro Street, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2019, we have not issued any shares of common stock under the 2015 Plan.

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

On December 29, 2018, our Chairman of the Board and CEO, Guohua Ku, entered into a Buy-Back Agreement with the following parties: Xi’an TCH, Xi’an Zhonghong, HYREF, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”). Pursuant to the terms of the Buy Back Agreement, Mr. Ku, together with Xi’an TCH, Xi’an Zhonghong, and Chonggong Bai, as Buyers, jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai, and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. (See Notes 5 and 10). Pursuant to the terms of the Buy-Back agreement, HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements.

As of December 31, 2019, the Company had $41,174 in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

After the resignation of MJG & Associates, our Audit Committee selected Prager Metis as the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ending December 31, 2019. MJF & Associates has served as our independent accountant from January 12, 2015 until July 15, 2019. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal year ended December 31, 2019 by Prager Metis and for the fiscal year ended December 31, 2018 and for a period from January 1, 2019 through July 15, 2019 by MJF & Associates.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

MJF & Associates, APC

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$15,714	$190,945
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$15,714	$190,945

Prager Metis CPA’s

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$144,298	$0
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$144,298	$0

Prager Metis CPA

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees	$144,298	$0
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$144,298	$0

Audit Fees for the fiscal years ended December 31, 2019 and 2018 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Prager Metis CPA and MJF and Associates, APC.

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

If we need to engage the independent registered public accounting firm for other services, which are not considered subject to the general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. If the timing of the project requires an expedited decision, then the Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve such engagement, subject to fee limitations. The Chairman must report all such pre- approvals to the entire Audit Committee for ratification at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2*	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010). †

10.4	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010). †

10.5	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.6	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.8	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.12	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.13	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.14	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.15	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.16	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.17	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.18	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.20	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.21	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.22	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.26	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).†

10.27	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.28	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.31	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.32	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4 ,2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38*	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8 ,2020

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1*	Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: May 14, 2020	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and
Guohua Ku	Chief Executive Officer	May 14, 2020
/s/ Xiaoping Guo	Director
Xiaoping Guo		May 14, 2020

/s/ Geyun Wang	Director
Geyun Wang		May 14, 2020

/s/ LuLu Sun	Director
LuLu Sun		May 14, 2020

/s/ Zhongli Liu	Director
Zhongli Liu		May 14, 2020