Form 10-Q
period 2020-03-31
CHINA RECYCLING ENERGY CORP
filed 2020-06-29
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 24, 2020, there were 2,493,197 shares of the registrant’s common stock outstanding.

Explanatory Note Regarding Reliance on SEC Order

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”).

As previously reported on Form 8-K filed with the SEC on May 14, 2020, we are relying on the SEC Order to delay the filing of our Quarterly Report due to circumstances related to the COVID-19 outbreak. In particular, COVID-19 and related precautionary responses have caused limited access to our facilities and disrupted our normal interactions among our accounting personnel and other staff involved in the completion of our quarterly review and preparation of the Quarterly Report. These restrictions have slowed the completion of our internal quarterly review, including evaluating the various impacts of COVID-19 on our financial statements, and preparing and completing in a timely manner the Quarterly Report.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2020	DECEMBER 31, 2019
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$55,028,489	$16,221,297
Accounts receivable, net	40,010,739	42,068,760
Interest receivable on sales type leases	-	5,245,244
Prepaid expenses	51,038	52,760
Other receivables	40,164	1,031,143

Total current assets	95,130,430	64,619,204

NON-CURRENT ASSETS
Investment in sales-type leases, net	-	8,287,560
Long term deposit	-	15,712
Operating lease right-of-use assets, net	37,499	54,078
Property and equipment, net	26,628,705	27,044,385
Construction in progress	-	23,824,202

Total non-current assets	26,666,204	59,225,937

TOTAL ASSETS	$121,796,634	$123,845,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,166,401	$2,200,220
Taxes payable	4,589,662	4,087,642
Accrued interest on notes	403,489	-
Notes payable, net of unamortized OID	1,134,876	-
Accrued liabilities and other payables	1,155,734	1,184,751
Operating lease liability	40,794	56,755
Due to related parties	28,723	41,174
Interest payable on entrusted loans	8,389,311	8,200,044
Entrusted loan payable	20,165,427	20,480,214

Total current liabilities	38,074,417	36,250,800

NONCURRENT LIABILITIES
Accrued interest on notes	-	368,362
Income tax payable	5,782,625	5,782,625
Notes payable, net of unamortized OID	-	1,552,376
Long term payable	423,424	430,034
Entrusted loan payable	282,283	286,689
Refundable deposit from customers for systems leasing	-	544,709

Total noncurrent liabilities	6,488,332	8,964,795

Total liabilities	44,562,749	45,215,595

CONTINGENCIES AND COMMITMENTS (NOTE 17 &18)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 2,179,387 shares and 2,032,721 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,179	2,033
Additional paid in capital	117,226,394	116,682,374
Statutory reserve	14,525,712	14,525,712
Accumulated other comprehensive loss	(7,473,890)	(6,132,614)
Accumulated deficit	(47,046,510)	(46,447,959)

Total Company stockholders’ equity	77,233,885	78,629,546

TOTAL LIABILITIES AND EQUITY	$121,796,634	$123,845,141

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2020	2019

Revenue
Contingent rental income	$-	$621,174

Interest income on sales-type leases	-	174,235

Total operating income	-	795,409

Operating expenses
Bad debts	-	108,396
Loss on disposal of systems	-	1,257,170
General and administrative	154,178	1,334,424

Total operating expenses	154,178	2,699,990

Loss from operations	(154,178)	(1,904,581)

Non-operating income (expenses)
Loss on note redemption / conversion	(103,167)	(893,958)
Interest income	27,006	41,112
Interest expense	(355,244)	(1,932,105)
Other income (expenses), net	(12,968)	356,367

Total non-operating expenses, net	(444,373)	(2,428,584)

Loss before income tax	(598,551)	(4,333,165)
Income tax benefit	-	(2,390,871)

Net loss attributable to China Recycling Energy Corporation	(598,551)	(1,942,294)

Other comprehensive items
Foreign currency translation loss	(1,341,276)	1,810,626

Comprehensive loss attributable to China Recycling Energy Corporation	$(1,939,827)	$(131,668)

Basic and diluted weighted average shares outstanding	2,135,340	1,206,572

Basic and diluted loss per share	$(0.28)	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(598,551)	$(1,942,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of convertible note	12,500	59,661
Stock compensation expense	10,999	-
Operating lease expenses	16,374	-
Bad debts expense	-	108,396
Loss on disposal of 40% ownership of Fund Management Co	-	47,506
Loss on transfer of Chengli Boxing system	-	638,167
Loss on transfer of Xuzhou Huayu system	-	405,959
Loss on transfer of Shenqiu Phase I & II systems	-	213,044
Loss on disposal of fixed assets	-	293
Loss on notes redemption / conversion	103,167	893,958
Changes in deferred tax	-	(2,530,614)
Changes in assets and liabilities:
Interest receivable on sales type leases	-	(174,235)
Collection of principal and interest on sales type leases	13,984,746	-
Accounts receivable	25,791,539	(720,561)
Prepaid expenses	926	-
Other receivables	911	(144,398)
Construction in progress	-	1,156,480
Taxes payable	818	234,534
Payment of lease liability	(15,705)	-
Interest payable on entrusted loan	320,095	1,900,658
Accrued liabilities and other payables	22,701	(430,025)
Refundable deposit for systems leasing	-	(489,123)

Net cash provided by (used in) operating activities	39,650,520	(772,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	-	5,188

Net cash provided by investing activities	-	5,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	2,000,000
Issuance of common stock	-	1,620,800

Net cash provided by financing activities	-	3,620,800

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(843,328)	1,023,068

NET INCREASE IN CASH	38,807,192	3,876,462
CASH, BEGINNING OF PERIOD	16,221,297	53,223,142

CASH, END OF PERIOD	$55,028,489	$57,099,604

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities Transfer of Tian’an project from construction in progress to accounts receivable.	$23,814,532	$-

Supplemental disclosure of non-cash financing activities Conversion of long-term notes into common shares	$430,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546

Net loss for the quarter	-	-	-	-	-	(598,551)	(598,551)

Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999

Conversion of long-term notes into common shares	143,333	143	533,024	-	-	-	533,167

Foreign currency translation loss	-	-	-	-	(1,341,276)	-	(1,341,276)

Balance at March 31, 2020	2,179,387	$2,179	$117,226,394	$14,525,712	$(7,473,890)	$(47,046,510)	$77,233,885

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated		Noncontrolling
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total	Interest

Balance at December 31, 2018	1,029,582	$1,030	$114,493,283	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

Net loss for the quarter	-	-	-	-	-	(1,942,294)	(1,942,294)	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Issuance of common stock for equity financing	160,000	160	1,620,640	-	-	-	1,620,800	-

Conversion of convertible notes including accrued interest into common shares	185,195	185	2,014,791	-	-	-	2,014,976	-

Transfer to statutory reserves	-	-	-	213,360	-	(213,360)	-	-

Foreign currency translation gain	-	-	-	-	1,810,626	-	1,810,626	-

Balance at March 31, 2019	1,374,777	$1,375	$114,180,472	$14,739,072	$(2,810,304)	$(39,830,856)	$86,279,759	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of March 31, 2020 is as follows:

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

As repayment for a loan made by Xi’an Zhonghong to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) on January 10, 2019 (see further discussion in Note 9); on January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). As consideration for the transfer of the Shenqiu Phase I and II Projects to Mr. Bai (Note 9), Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for a loan made by Xi’an Zhonghong to HYREF on January 10, 2019. The transfer of the projects was completed on February 15, 2019. The Company recorded $208,359 loss from the transfer during the year ended December 31, 2019. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties therefore agreed to have Mr. Bai instead paying in cash for the transfer price of Shenqiu (see Note 9 for detail).

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established on July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund, which also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to the Buy-back Agreement entered on December 29, 2018 (see Note 9). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The total size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed to invest in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) Waste Heat Power Generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 9). The transfer of the Station was completed January 22, 2019, the Company recorded $624,133 loss from this transfer. Since the original terms of Buy Back Agreement are still valid, and the Buy Back possibility could occur; therefore, the loan principal and interest and the corresponding asset of Chengli CDQ WHPG station cannot be derecognized due to the existence of Buy Back clauses (see Note 5 for detail).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him (Note 9), he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. The transfer of the project was completed on February 15, 2019. The Company recorded $397,033 loss from this transfer during the year ended December 31, 2019. On January 10, 2019, Mr. Chonggong Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties agreed to have Mr. Bai instead pay in cash for the transfer price of Huayu (see Note 9 for detail).

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. As of March 31, 2020, the Company had gross receivable from Zhongtai for $5.65 million (with bad debt allowance of $5.65 million). In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million). Zhongtai is committed to pay in full the remaining balance of RMB 40 million ($5.65 million) no later than the end of 2020.

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

 On April 13, 2020, the Company filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, the Company effected a reverse stock split of its common stock, $0.001 per share at a rate of 1-for-10, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019 were retroactively restated to reflect this reverse stock split.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, some cities in China started to reopen in mid-March, the outbreak in China is now fully under the control; based on PRC government’s statistic, as of April 15th, 2020, the reopening rate for nation-wide industrial enterprises was 99% and the rate of its employees returning to work was 94%, the small and medium size companies’ work resume rate was 84%. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, and expects to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, the impact of COVID-19 to the Company was not material. There are some new Covid-19 cases discovered in a few provinces of China including Beijing, no new case has been discovered in Xi’an province where the Company is located as of today.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on May 14, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2020, its consolidated results of operations and cash flows for the three months ended March 31, 2020 and 2019, as applicable, were made.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2020, the Company had a net loss of $0.60 million. For the year ended December 31, 2019, the Company had net loss of $8.78 million. The Company has an accumulated deficit of $47.05 million as of March 31, 2020. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. The Company’s cash flow forecast indicate it will have sufficient cash to funds its operations for the next 12 months from the date of issuance of these financial statements.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $55.03 million cash on hand at March 31, 2020. The Company believes that the actions discussed above are probable of occurring and the occurrence, mitigate the substantial doubt raised by its historical operating results.

While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering, or debt financing including bank loans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2020 and 2019, the Company did not sell any new power generating projects.

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

The company leased an office in Xi’an, China as the Company’s headquarter; upon adoption, the Company recognized total Right of Use Asset (“ROU”) of $116,917, with corresponding liabilities of $116,917 on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows. At March 31, 2020, the ROU was $37,499.

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

As of March 31, 2020, the Company had gross accounts receivable of $45.91 million; of which, $20.76 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $5.65 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, $16.94 million was from transferring the ownership of Tian’an project to Tianyu, and $2.57 million accounts receivable of Erdos TCH for electricity sold. As of December 31, 2019, the Company had gross accounts receivable of $48.06 million; of which, $35.42 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $10.03 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $2.61 million accounts receivable of Erdos TCH for electricity sold. As of March 31, 2020, the Company had bad debt allowance of $5,645,651 for Zhongtai and $257,412 for Erdos TCH due to not making the payments as scheduled. As of December 31, 2019, the Company had bad debt allowance of $5,733,781 for Zhongtai and $261,430 for Erdos TCH due to not making the payments as scheduled. In June 2020, Erdos TCH collected RMB 4 million ($0.56 million) accounts receivable.

	2020	2019
Xuzhou Zhongtai project	$5,645,651	$10,034,116
Bai Chonggong (for Shenqiu and Huayu projects)	20,757,082	35,415,556
Xuzhou Tian’an project	16,936,952	-
Receivable of electricity sales of Erdos	2,574,117	2,614,299
Total accounts receivable	45,913,802	48,063,971
Bad debt allowance	(5,903,063)	(5,995,210)
Accounts receivable, net	$40,010,739	$42,068,761

Interest Receivable on Sales Type Leases

As of March 31, 2020, the interest receivable on sales type leases was $0. As of December 31, 2019, the interest receivable on sales type leases was $5,245,244, mainly from recognized but not yet collected interest income for the Pucheng systems. The ownership of Pucheng systems was transferred to Pucheng as a result of full payment received by Xi’an TCH in January 2020.

Investment in sales-type leases, net

As of March 31, 2020 and December 31, 2019, the Company had net investment in sales-type leases of $0 and $8,287,560, respectively. The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2020 and December 31, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $0 and $24,416,441 for the Pucheng system. Xi’an TCH received RMB 97.6 million ($14 million) in full for Pucheng system on January 14, 2020 and the ownership of the system was transferred.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the three months ended March 31, 2020. The Company recorded asset impairment of construction in progress of Xuzhou Tian’an of $876,660 for the year ended December 31, 2019, which is the difference between the book value and disposal price of the asset.

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

Effective on January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the FV hierarchy.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

As of March 31, 2020, and December 31, 2019, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Effective on January 1, 2020, the Company adopted ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have an impact on the Company’s financial statements.

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

For the three months ended March 31, 2020 and 2019, the basic and diluted loss per share were the same due to outstanding options and warrants being anti-dilutive as a result of the Company’s net loss. For the three months ended March 31, 2020 and 2019, 31,311 shares and 213,304 shares (post-reverse stock split), respectively, purchasable under warrants and options were excluded from the EPS calculation, as their effects were anti-dilutive.

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

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, as of December 31, 2019, Xi’an TCH leases BMPG systems to Pucheng (Phase I and II, 15 and 11 year terms, respectively); The components of the net investment in sales-type leases as of March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
Total future minimum lease payments receivable	$-	$56,477,739
Less: executory cost	-	(3,623,100)
Less: unearned interest	-	(14,905,393)
Less: realized interest income but not yet received	-	(5,245,244)
Less: allowance for net investment receivable	-	(24,416,442)
Investment in sales-type leases, net	-	8,287,560
Current portion	-	-
Noncurrent portion	$-	$8,287,560

The ownership of Pucheng systems was transferred to Pucheng in January 2020 as a result of receiving full payment from Pucheng by Xi’an TCH.

4. OTHER RECEIVABLES

As of March 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,057, bearing no interest, payable upon demand, and (ii) other receivables of $33,107 including social insurance of $10,218. As of December 31, 2019, other receivables mainly consisted of (i) advances to third parties of $7,167, bearing no interest, payable upon demand, and (ii) tax and maintenance cost receivable of $1,001,527 for Xi’an TCH. Tax receivable is VAT receivable from customers and payable to City government on collection.

5. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and Equipment

As of March 31, 2020 and December 31, 2019, the Company had net property and equipment (after impairment allowance) of $26.63 million and $27.04 million, respectively, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as the partial repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF (see Note 9). However, because the loan was not deemed repaid due to the buyback right (See Note 9 for detail), the Company kept the Chengli project in its books as fixed assets for accounting purposes.

Construction in Progress

Construction in progress was for constructing power generation systems for Xuzhou Tian’an project. The Company recorded additional RMB 6,047,602 ($876,660) asset impairment for Tian’an Project in 2019, which is the difference between the Project’s selling price and the carrying value as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company’s construction in progress included:

	2020	2019
Xuzhou Tian’an	$-	$37,759,277
Less: assets impairment allowance	-	(13,935,075)
Total	$-	$23,824,202

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

6. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2020 and December 31, 2019:

	2020	2019
Income tax – current	$2,113,916	$2,118,432
Value-added tax	2,147,944	1,708,298
Other taxes	327,802	260,912
Total – current	4,589,662	4,087,642
Income tax – noncurrent	$5,782,625	$5,782,625

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

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2020 and December 31, 2019:

	2020	2019
Employee training, labor union expenditure and social insurance payable	$837,794	$843,807
Consulting, auditing, and legal expenses	35,256	40,602
Accrued payroll and welfare	242,229	254,882
Other	40,455	45,460
Total	$1,155,734	$1,184,751

8. DEFERRED TAX, NET

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

As of March 31, 2020 and December 31, 2019, deferred tax liability consisted of the following:

	2020	2019
Non-current deferred tax assets
Accrued expenses	$186,145	$189,050
Interest income in sales-type leases on cash basis	-	853,265
Depreciation of fixed assets	-	2,938,605
Assets impairment loss	1,411,413	7,537,556
US NOL	266,817	3,246,655
PRC NOL	16,337,354	10,424,558

Non-current deferred tax liabilities
Net investment in sales-type leases	-	(6,685,021)

Net non-current deferred tax assets	18,201,729	18,504,668
Less: valuation allowance for deferred tax assets	(18,201,729)	(18,504,668)
Non-current deferred tax liabilities, net	$-	$-

9. LOANS PAYABLE

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of March 31, 2020, the interest payable for this loan was $8.39 million and the outstanding balance for this loan was $20.45 million.  As of December 31, 2019, the interest payable for this loan was $8.20 million and the outstanding balance for this loan was $20.77 million.

Repayment of HYREF loan

1. Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, the Company kept the Chengli project in its books as fixed assets as of March 31, 2020 and December 31, 2019.

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

4. HYREF Fund transferred 10% ownership in Xi’an Zhonghong to Shanghai TCH

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($430,034), and was recorded as long term payable in the Company’s balance sheet. On January 22, 2019, Hongyuan Huifu completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH, Xi’an Zhonghong then became a 100% subsidiary of the Company. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

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

On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of this report date, the Company has already received RMB 150 million ($21.51 million).

6.	The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner, and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at March 31, 2020 was as follows:

Transfer price for Chengli Project	$26,624,805	Entrusted loan payable at March 31, 2020, net with Xi’an TCH investment in entrusted loan (current and noncurrent)	$20,447,710
Transfer price for Xuzhou Huayu Project	16,936,952	Interest payable on entrusted loan at March 31, 2020	8,389,311
Transfer price for Shenqiu Phase I and II Projects	17,934,256	Add back: Xi’an TCH investment in entrusted loan	10,585,595
		Less: interest accrued from September 20, 2018 to March 31, 2020 (cut-off date for interest calculation for repayment was September 20, 2018)	(1,929,934)
		Less: portion of loan with repayment due date extended to year 2023	(10,867,878)

		Add back: interest & penalty repaid by Xi’an TCH	8,460,017
		Add back: loan principle repaid by Xi’an TCH	26,411,192
	$61,496,013		$61,496,013

10. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of March 31, 2020 and December 31, 2019, the balance of refundable deposits from customers for systems leasing was $0 and $544,709 (for Pucheng systems), respectively.

11. RELATED PARTY TRANSACTIONS

On December 29, 2018, the Company’s Chairman of the Board and CEO, Guohua Ku, entered into a Buy-Back Agreement with the following parties: Xi’an TCH, Xi’an Zhonghong, HYREF, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”). Pursuant to the terms of the Buy Back Agreement, Mr. Ku, together with Xi’an TCH, Xi’an Zhonghong, and Chonggong Bai, as Buyers, jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai, and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. (See Note 9). Pursuant to the terms of the Buy-Back agreement, HYREF may request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH.

As of March 31, 2020, and December 31, 2019, the Company had $28,723 and $41,174, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

12. NOTE PAYABLES, NET

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

During the three months ended March 31, 2020, the Company amortized OID of $12,500 and recorded $35,127 interest expense.

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

On January 3, 2020, Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of 50,000 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $25,000 loss on conversion of this portion of note.

On January 13, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender agreed to partition a new Promissory Note in the original principal amount of $135,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of 45,000 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $54,000 loss on conversion of this portion of note.

On March 6, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $145,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and the Lender exchanged the Partitioned Note for 48,333 shares (post-reverse stock split) of common stock of the Company. The Company recorded $24,167 loss on conversion of this portion of note.

13. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the three months ended March 31, 2020:

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2019	30,411	$14.0	4.21
Exercisable at December 31, 2019	30,411	$14.0	4.21
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2020	30,411	$14.0	3.96
Exercisable at March 31, 2020	30,411	$14.0	3.96

Shares Issued for Stock Compensation

On March 16, 2020, the Company’s Board of Director agreed to issue 3,333 shares of the Company’s common stock (post-reverse stock split) to the Company’s law firm. The shares are earned in full and non-refundable as of March 9, 2020. The FV of these shares are $10,999 on March 9, 2020.

14. INCOME TAX

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

The US parent company, CREG is taxed in the US and, as of March 31, 2020, had net operating loss (“NOL”) carry forwards for income taxes of $1.27 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The recently issued Coronavirus Aid, Relief and Economic Security Act (the CARES Act or the Act), provides four relief provisions for corporate taxpayers as follows:

1.	Five-year net operating loss (NOL) carryback provision: the Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss.

2.	Fiscal year NOL carryback fix from the Tax Cuts and Jobs Act (TCJA) of 2017: the Act corrects the language to provide fiscal year taxpayers who had NOLs arising in years that began prior to December 31, 2017 and ended after December 31, 2017 with the ability to carry back those NOLs.

3.	Deferral of 80% income limitation on post-2017 NOLs to 2021: the Act suspends this 80% limitation for taxable years beginning before January 1, 2021, and instead allows the full offset of taxable income. For tax years beginning after December 31, 2020, the Act reinstates the 80% limitation.

4.	Immediate Alternative Minimum Tax (“AMT”) tax credit refunds: the Act accelerates availability of AMT credits. The full remaining refundable AMT credit amount will be available for a corporation’s first taxable year beginning in 2019. Alternatively, a corporation may elect to use 100% of its AMT credits for its first taxable year beginning in 2018.

As of March 31, 2020, the Company’s PRC subsidiaries had $65.35 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Zhonghong, Zhonghong has not yet generated any sales yet; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2020 and 2019, respectively:

	2020	2019
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.3)%	(3.4)%
Reversal of temporary difference due to disposal of Shenqiu	-%	(52.9)%
Permanent differences	4.0%	4.3%
Other	-%	(0.7)%
Utilization of NOL		(1.1)%
Valuation allowance on PRC NOL	14.7%	19.6%
Valuation allowance on US NOL	4.6%	-%
Tax (benefit) per financial statements	-%	(55.2)%

The provision for income tax expense for the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$-	$139,743
Income tax benefit – deferred	-	(2,530,614)
Total income tax benefit	$-	$(2,390,871)

15. STOCK-BASED COMPENSATION PLAN

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

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2019	900	$54.3	4.41
Exercisable at December 31, 2019	900	$54.3	4.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2020	900	$54.3	4.16
Exercisable at March 31, 2020	900	$54.3	4.16

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2020 and December 31, 2019:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2020 and December 31, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit

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

18. COMMITMENTS

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

For the three months ended March 31, 2020 and 2019, the rental expense of the Company was $16,374 and $26,582 (including Beijing office rent of $9,782), respectively.

The Company adopted ASC 842 on CFS on January 1, 2019. The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Three Months Ended
March 31, 2020
Operating lease cost	$16,374
Weighted Average Remaining Lease Term - Operating leases	0.67 years
Weighted Average Discount Rate - Operating leases	3%

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2020:

Operating Leases
2020	$41,254
Total undiscounted cash flows	41,254
Less: imputed interest	(460)
Present value of lease liabilities	$40,794

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,300). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually.

19. SUBSEQUENT EVENTS

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

On May 15, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Exchange Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $319,586 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note in the original principal amount of $1,173,480 on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 106,528 shares of common stock of the Company, and then the amount of the outstanding balance of the Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

On May 15, 2020, the Company entered into a Forbearance Agreement with the Lender. The Lender had delivered a redemption notice to the Company on November 4, 2019 pursuant to the terms of the Exchange Agreement dated April 14, 2019 and the Company failed to pay the amount provided therein. Accordingly, the Lender has the right to accelerate the maturity date of the Note and cause the outstanding balance to be increased by 25%. The Lender agreed with the Company to withdraw the November 4, 2019 redemption notice as if it was never made and agreed that as of May 15, 2020 there is no default under the Note. The Company did not pay any consideration to the Lender for this forbearance. The outstanding balance of the Note as of May 15, 2020 is $1,271,719.78 and if the Lender delivers a redemption notice and the amount set forth in such notice is not paid in cash to Lender within three trading days, the applicable redemption amount shall be increased to 25%.

On May 29, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Exchange Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $150,000 from a Convertible Promissory Note dated February 27, 2019 which was exchanged for a new Promissory Note in the original principal amount of $1,165,379.18 on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 65,674 shares of common stock of the Company, and then the amount of the outstanding balance of the Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS BACKGROUND

China Recycling Energy Corporation (the “Company” or “CREG”) was incorporated on May 8, 1980. On March 8, 2007, the Company again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. The Company, through its subsidiaries, sells and leases energy saving systems and equipment to its customers in the People’s Republic of China (“PRC”). Typically, the Company transfers ownership of the waste energy recycling power generating projects to its customers at the end of each sales-type lease and provides financing to its customers for the cost of the projects as described below.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, some cities in China started to reopen in mid-March, the outbreak in China is now fully under the control; based on PRC government’s statistic, as of April 15th, 2020, the reopening rate for nation-wide industrial enterprises was 99% and the rate of its employees returning to work was 94%, the small and medium size companies’ work resume rate was 84%. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, and expects to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, the impact of COVID-19 to the Company was not material.

For the three months ended March 31, 2020 and 2019, the Company had a net loss of $0.60 million and $1.94 million, respectively. The Company has an accumulated deficit of $47.05 million as of March 31, 2020. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $55.03 million cash on hand at March 31, 2020, this also satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

The Company’s organizational chart as of March 31, 2020 is as follows:

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($12.5 million) to the HYREF Fund and is a secondary limited partner. In addition, Xi’an TCH and Hongyuan Huifu formed Beijing Hongyuan Recycling Energy Investment Management Company Ltd. to manage this Fund and also subscribed in the amount of RMB 5 million ($830,000) from the Fund. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. However, the HYREF Fund’s partnership will not terminate until the HYREF loan is fully repaid and the buy-back period is over pursuant to that certain Buy-Back Agreement entered on December 29, 2018 by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (the “Buy-Back Agreement”) (see Note 9). The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($77 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 9). The transfer of projects was completed February 15, 2019. The Company recorded $208,359 loss from the transfer. Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng to the HYREF Fund as repayment for the loan on January 10, 2019. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million)was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) was due on September 30, 2020. As of this report date, the Company already received RMB 150 million ($21.51 million).

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, the “HYREF”, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the CDQ WHPG Station when conditions under the Buy Back Agreement are met (see Note 9). The transfer was completed January 22, 2019, and the Company recorded $624,133 loss from this transfer. Since the original terms of Buy Back Agreement are still valid, the Buy Back possibility is uncertain; therefore, the assets of Chengli CDQ WHPG station, and the corresponding loan principal and interest, cannot be terminated due to the existence of Buy Back clauses.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF Fund as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 9). The transfer of the projects was completed February 15, 2019. The Company recorded $397,033 loss from this transfer. On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.   On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million)is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of the date of this report, the Company has already received RMB 150 million ($21.51 million).

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.77 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.70 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of March 31, 2020,  the Company had receivables from Zhongtai for $5.65 million (with bad debt allowance of $5.65 million). In January 2020, Zhongtai paid RBM 10 million (1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million). Zhongtai is committed to pay in full the remaining balance of RMB 40 million ($5.65 million) in 2020.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of March 31, 2020, the Company had gross accounts receivable of $45.91 million; of which, $20.76 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $5.65 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, $16.94 million was from transferring the ownership of Tian’an project to Tianyu, and $2.57 million accounts receivable of Erdos TCH for the electricity sold. As of March 31, 2020, the Company had bad debt allowance of $5,645,651 for Zhongtai and $257,412 for Erdos TCH due to not making the payments as scheduled. In June 2020, Erdos TCH collected RMB 4 million ($0.56 million) accounts receivable.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of March 31, 2020, the Company had bad debt allowance for net investment receivable on sales-type leases of $0.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2020 and 2019, the Company did not sell any new power generating projects.

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

RESULTS OF OPERATIONS

Comparison of three months Ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales - contingent rental income	$-	-%	$621,174	100%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	621,174	100%
Interest income on sales-type leases	-	-%	174,235	28%
Total operating income	-	-%	795,409	128%
Total operating expenses	(154,178)	-%	(2,699,990)	(435)%
Loss from operations	(154,178)	-%	(1,904,581)	(307)%
Total non-operating expenses, net	(444,373)	-%	(2,428,584)	(391)%
Loss before income tax	(598,551)	-%	(4,333,165)	(698)%
Income tax benefit	-	-%	(2,390,871)	(385)%
Net loss attributable to China Recycling Energy Corp	$(598,551)	-%	$(1,942,294)	(313)%

SALES. Total sales for the three months ended March 31, 2020 and 2019 were $0 and $621,174, respectively. The sales were from the electricity sold by Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2020 and 2019 were $0.

GROSS PROFIT. Gross income for the three months ended March 31, 2020 and 2019 were $0 and $621,174, a gross margin of 0 and 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended March 31, 2020 was $0, a $0.17 million decrease from $0.17 million for the three months ended March 31, 2019. In February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai, and the Company only had Pucheng Phase I and II systems since then, which the Company has ceased to accrue interest income since April 2018 because Pucheng power generation systems were suspended due to strict environmental protection policies and lack of supply of biomass waste raw materials. On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of the Biomass Power Generation Project with Pucheng. In January 2020, the Company received the full payment of outstanding leasing fee of Pucheng Phase I and II systems and transferred the ownership of two systems to the lessee Pucheng.

The decreased interest income was due to the transfer of the Shenqiu Phase I and II systems to Mr. Bai in February 2019 and transfer of Pucheng Phase I and II systems to Pucheng in January 2020.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, loss on disposal of systems and bad debts expense totaling $154,178 for the three months ended March 31, 2020, compared to $2,699,990 for the three months ended March 31, 2019, a decrease of $2,545,812 or 94%. The decrease was mainly due to decreased bad debts expense by $108,396, decreased operating expense by $1,095,907 of Erdos TCH due to cease of the operation, and decreased loss on disposal of systems by $1,257,170. We disposed Chengli Boxing system, Xuzhou Huayu system, and Shenqiu Phase I & II systems during the three months ended March 31, 2019 for the repayment of entrusted loan.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of interest income, interest expenses and miscellaneous expenses. For the three months ended March 31, 2020, net non-operating expense was $444,373 compared to $2.43 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, we had $27,006 interest income but the amount was offset by $355,244 interest expense on entrusted loan and convertible note and $103,167 loss on note conversion. For the three months ended March 31, 2019, we had $41,112 interest income but the amounts were offset by a $1.93 million interest expense on entrusted loan and loss on note conversion of $893,958.

INCOME TAX BENEFIT. Income tax benefit was $0 for the three months ended March 31, 2020, compared with $2,390,871 income tax benefit for the three months ended March 31, 2019. The consolidated effective income tax rates for the three months ended March 31, 2020 and 2019 were 0 and (55.2)%, respectively. The decrease in income tax benefit for three months ended March 31, 2020 was due to decreased tax-deductible expenses.

NET LOSS. Net loss for three months ended March 31, 2020 was $598,551 compared to $1,942,294 for the three months ended March 31, 2019, a decrease of loss of $1,343,743. This decrease in net loss was mainly due to the decrease operating expenses as described above.

Liquidity and Capital Resources

Comparison of three months Ended March 31, 2020 and 2019

As of March 31, 2020, the Company had cash and equivalents of $55.03 million, other current assets of $40.10 million, current liabilities of $38.07 million, working capital of $57.06 million, a current ratio of 2.50:1 and a liability-to-equity ratio of 0.58:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating Activities	$39,650,520	$(772,594)
Investing Activities	-	5,188
Financing Activities	-	3,620,800

Net cash provided by operating activities was $39.65 million during the three months ended March 31, 2020, compared to $772,594 cash used in operating activities for the three months ended March 31, 2019. The increase in net cash inflow for the three months ended March 31, 2020 was mainly due to increased cash inflow from collection of sales type leases of Pucheng systems by $13.98 million, and increased cash collection of accounts receivable by $26.51 million for selling / disposing Huayu, Shengqiu, Zhongtai and Tian’an systems.

Net cash provided by investing activities was $0 and $5,188, respectively, for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2019, $5,188 was the proceeds from disposal of the fixed assets.

Net cash used in financing activities was $0 compared to net cash provided by financing activities of $3.62 million during the three months ended March 31, 2020 and 2019, respectively. The cash inflow for the three months ended March 31, 2019 came from the issuance of notes of $2.0 million and proceeds from issuance of common stock of $1.62 million.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	March 31, 2020	December 31, 2019
Unrestricted retained earnings (accumulated deficit)	$(47,046,510)	$(46,447,959)
Restricted retained earnings (surplus reserve fund)	14,525,712	14,525,712
Total retained earnings (accumulated deficit)	$(32,520,798)	$(31,922,247)

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

Contractual Obligations

The Company’s contractual obligations as of March 31, 2020 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $403,489	$1,538,365	$-	12
Entrusted loan including interest payable of $8,389,311	$28,554,738	$282,283	9
Total	$30,093,103	$282,283

The Company believes it has a stable cash inflow each month and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history. The Company does not believe it will have difficulties related to the repayment of its outstanding short-term loans since pursuant to that certain Station Fixed Assets Transfer Agreement, dated as of December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai, Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for this Entrusted loan of RMB 188,639,400 ($27.54 million) to the lender, HYREF. The transfer was effectuated on January 22, 2019. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when the conditions under the Buy-Back Agreement are met. However, since the possibility of the repurchases under the terms of the Buy-Back Agreement is uncertain, until the existing repurchase clauses in the Buy Back Agreement are terminated, the assets of Chengli CDQ WHPG station, and the corresponding loan principal and interest of the Entrusted Loan will continue to show on the Company’s books as outstanding contractual obligations (See Note 9 for details).

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2019. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Recycling Energy Corporation

Date: June 29, 2020	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)