Form 10-Q
period 2020-06-30
CHINA RECYCLING ENERGY CORP
filed 2020-08-14
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 9, 2020, there were 2,652,563 shares of the registrant’s common stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2020 (UNAUDITED)	DECEMBER 31, 2019

ASSETS

CURRENT ASSETS
Cash	$62,666,385	$16,221,297
Accounts receivable, net	31,793,218	42,068,760
Interest receivable on sales type leases	-	5,245,244
Prepaid expenses	51,078	52,760
Other receivables	44,653	1,031,143

Total current assets	94,555,334	64,619,204

NON-CURRENT ASSETS
Investment in sales-type leases, net	-	8,287,560
Long term deposit	-	15,712
Operating lease right-of-use assets, net	21,655	54,078
Property and equipment, net	26,649,769	27,044,385
Construction in progress	-	23,824,202

Total non-current assets	26,671,424	59,225,937

TOTAL ASSETS	$121,226,758	$123,845,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,168,116	$2,200,220
Taxes payable	2,483,681	4,087,642
Accrued interest on notes	3,935	-
Notes payable, net of unamortized OID	913,410	-
Accrued liabilities and other payables	1,165,256	1,184,751
Operating lease liability	25,611	56,755
Due to related parties	28,720	41,174
Interest payable on entrusted loans	8,711,500	8,200,044
Entrusted loan payable	20,181,378	20,480,214

Total current liabilities	35,681,607	36,250,800

NONCURRENT LIABILITIES
Accrued interest on notes	-	368,362
Income tax payable	5,782,625	5,782,625
Notes payable, net of unamortized OID	-	1,552,376
Long term payable	423,759	430,034
Entrusted loan payable	282,506	286,689
Refundable deposit from customers for systems leasing	-	544,709

Total noncurrent liabilities	6,488,890	8,964,795

Total liabilities	42,170,497	45,215,595

CONTINGENCIES AND COMMITMENTS (NOTE 17 & 18)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 2,493,197 shares and 2,032,721 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,493	2,033
Additional paid in capital	117,995,829	116,682,374
Statutory reserve	14,666,206	14,525,712
Accumulated other comprehensive loss	(7,415,203)	(6,132,614)
Accumulated deficit	(46,193,064)	(46,447,959)

Total Company stockholders’ equity	79,056,262	78,629,546

TOTAL LIABILITIES AND EQUITY	$121,226,758	$123,845,141

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Revenue
Contingent rental income	$-	$702,973	$-	$80,924

Interest income on sales-type leases	-	173,360	-	-

Total operating income	-	876,333	-	80,924

Operating expenses
Bad debts (reversal)	(1,649,622)	2,824,903	(1,649,622)	2,716,507
Loss on disposal of systems	-	1,264,256	-	-
General and administrative	390,864	2,017,336	236,686	682,912

Total operating (income) expenses	(1,258,758)	6,106,495	(1,412,936)	3,399,419

Income (loss) from operations	1,258,758	(5,230,162)	1,412,936	(3,318,495)

Non-operating income (expenses)
Loss on note redemption / conversion	(198,330)	(893,958)	(95,163)	-
Interest income	72,617	82,610	45,611	41,498
Interest expense	(697,028)	(3,793,920)	(341,784)	(1,861,815)
Other income (expenses), net	(40,628)	344,003	(27,660)	(19,450)

Total non-operating expenses, net	(863,369)	(4,261,265)	(418,996)	(1,839,767)

Income (loss) before income tax	395,389	(9,491,427)	993,940	(5,158,262)
Income tax (benefit) expense	-	(2,286,044)	-	104,827

Net income (loss) attributable to China Recycling Energy Corporation	395,389	(7,205,383)	993,940	(5,263,089)

Other comprehensive items
Foreign currency translation gain (loss)	(1,282,589)	(96,559)	58,688	(1,907,185)

Comprehensive income (loss) attributable to China Recycling Energy Corporation	$(887,200)	$(7,301,942)	$1,052,628	$(7,170,274)

Basic and diluted weighted average shares outstanding	2,226,282	13,914,784	2,317,223	15,743,533

Basic and diluted loss per share	$0.18	$(0.52)	$0.43	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$395,389	$(7,205,383)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of notes	39,583	72,161
Stock compensation expense	10,999	-
Operating lease expenses	32,502	-
Bad debts expense (reversal)	(1,649,622)	2,824,901
Loss on disposal of 40% ownership of Fund Management Co	-	47,267
Loss on transfer of Chengli Boxing system	-	634,963
Loss on transfer of Xuzhou Huayu system	-	403,922
Loss on transfer of Shenqiu Phase I & II systems	-	211,975
Loss on disposal of fixed assets	-	293
Loss on notes redemption / conversion	198,330	893,958
Changes in deferred tax	-	(2,364,088)
Changes in assets and liabilities:
Interest receivable on sales type leases	-	(173,360)
Collection of principal on sales type leases	13,879,575	-
Accounts receivable	35,552,191	65,001
Prepaid expenses	919	-
Other receivables	(3,589)	(1,074,031)
Accounts payable	-	(2,888,301)
Taxes payable	(2,121,622)	(1,283,246)
Payment of lease liability	(31,174)	-
Interest payable on entrusted loan	635,375	3,720,566
Accrued liabilities and other payables	57,740	(371,026)
Refundable deposit for systems leasing	-	(486,668)

Net cash provided by (used in) operating activities	46,996,596	(6,971,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property & equipment	-	5,162

Net cash provided by investing activities	-	5,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	2,000,000
Issuance of common stock	-	3,309,475

Net cash provided by financing activities	-	5,309,475

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(551,508)	(80,341)

NET INCREASE (DECREASE) IN CASH	46,445,088	(1,736,800)
CASH, BEGINNING OF PERIOD	16,221,297	53,223,142

CASH, END OF PERIOD	$62,666,385	$51,486,342

Supplemental cash flow data:
Income tax paid	$-	$225,784
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Transfer of Tian’an project from construction in progress to accounts receivable	$23,635,489	$-

Supplemental disclosure of non-cash financing activities
Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II projects to Mr. Bai	$-	$35,938,441
Conversion of convertible debt into common shares	$-	$1,070,000
Conversion of long-term notes into common shares	$1,104,586	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid in Capital	Statutory Reserves	Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546

Net loss for the quarter	-	-	-	-	-	(598,551)	(598,551)

Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999

Conversion of long-term notes into common shares	143,333	143	533,024	-	-	-	533,167

Foreign currency translation loss	-	-	-	-	(1,341,276)	-	(1,341,276)

Balance at March 31, 2020	2,179,387	2,179	117,226,394	14,525,712	(7,473,890)	(47,046,510)	77,233,885

Conversion of long-term notes into common shares	304,710	305	769,444	-	-	-	769,749

Round-up of franctional shares due to reverse split	9,100	9	(9)	-	-	-	-

Net loss for the quarter	-	-	-	-	-	993,940	993,940

Transfer to statutory reserves	-	-	-	140,494	-	(140,494)	-

Foreign currency translation loss	-	-	-	-	58,688	-	58,688

Balance at June 30, 2020	2,493,197	$2,493	$117,995,829	$14,666,206	$(7,415,203)	$(46,193,064)	$79,056,262

	Common Stock
	Shares	Amount	Paid in Capital	Statutory Reserves	Other Comprehensive Loss	Accumulated Deficit	Total	Noncontrolling Interest

Balance at December 31, 2018	1,029,582	$1,030	$114,493,283	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)

Net loss for the quarter	-	-	-	-	-	(1,942,294)	(1,942,294)	-

Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624

Issuance of common stock for equity financing	160,000	160	1,620,640	-	-	-	1,620,800	-

Conversion of convertible notes including accrued interest into common shares	185,195	185	2,014,791	-	-	-	2,014,976	-

Transfer to statutory reserves	-	-	-	213,360	-	(213,360)	-	-

Foreign currency translation gain	-	-	-	-	1,810,626	-	1,810,626	-

Balance at March 31, 2019	1,374,777	1,375	114,180,472	14,739,072	(2,810,304)	(39,830,856)	86,279,759	-

Issuance of common stock	235,873	236	1,688,439	-	-	-	1,688,675	-

Net loss for the quarter	-	-	-	-	-	(5,263,089)	(5,263,089)	-

Transfer to statutory reserves	-	-	-	(250,321)	-	250,321	-	-

Foreign currency translation loss	-	-	-	-	(1,907,185)	-	(1,907,185)	-

Balance at June 30, 2019	1,610,650	$1,611	$115,868,911	$14,488,751	$(4,717,489)	$(44,843,624)	$80,798,160	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 20, 2020 (UNAUDITED) AND DECEMBER 31, 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of June 30, 2020 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Total investment for the project was estimated at $79 million (RMB 500 million) with an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. The Company evaluated the modified terms for payments based on actual electricity sold as minimum lease payments as defined in ASC 840-10-25-4, since lease payments that depend on a factor directly related to the future use of the leased property are contingent rentals and, accordingly, are excluded from minimum lease payments in their entirety. The Company wrote off the net investment receivables of these leases at the lease modification date. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations will be delayed due to the global pandemic of Covid-19, the Company is not able to provide a resumption date as it will depend on the overall progress of the global epidemic control. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received the 1st installment payment. The repayment date for 2nd installment payment is delayed to fourth quarter of 2020.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. As of June 30, 2020, the Company had gross receivable from Zhongtai for $4.24 million (with bad debt allowance of $4.24 million). In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million). Zhongtai is committed to pay in full the remaining balance of RMB 30 million ($4.24 million) no later than the end of 2020.

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

Reverse Stock Split

On April 13, 2020, the Company filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, the Company effected a reverse stock split of its common stock, $0.001 per share at a rate of 1-for-10, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the six and three months ended June 30, 2020 and 2019 were retroactively restated to reflect this reverse stock split.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, most cities in China were reopened, the outbreak in China is under the control. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the Company initially expected to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, but the resumption of operations will be delayed due to the global pandemic of Covid-19; Erdos exports ferrosilicon to 27 countries, the Company decided not to resume the production in the third quarter of 2020 as a result of decreased sales order and overstocked inventory, and the Company is not able to provide a resumption date as it will depend on the overall progress of the global epidemic control. There are some new Covid-19 cases discovered in a few provinces of China including Beijing and Liaoning province, no new case has been discovered in Xi’an province where the Company is located as of today.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of June 30, 2020 and for the six and three-month periods ended March, 2020 and 2019 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on May 14, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2020, its consolidated results of operations and cash flows for the six and three months ended June 30, 2020 and 2019, as applicable, were made.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the six and three months ended June 30, 2020, the Company had a net income of $0.40 million and 0.99 million. For the year ended December 31, 2019, the Company had net loss of $8.78 million. The Company has an accumulated deficit of $46.19 million as of June 30, 2020. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. The Company’s cash flow forecast indicate it will have sufficient cash to funds its operations for the next 12 months from the date of issuance of these financial statements.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $62.67 million cash on hand at June 30, 2020. The Company believes that the actions discussed above are probable of occurring and the occurrence, mitigate the substantial doubt raised by its historical operating results.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six and three months ended June 30, 2020 and 2019, the Company did not sell any new power generating projects.

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

The company leased an office in Xi’an, China as the Company’s headquarter; upon adoption, the Company recognized total Right of Use Asset (“ROU”) of $116,917, with corresponding liabilities of $116,917 on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows. At June 30, 2020, the ROU was $21,655.

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

As of June 30, 2020, the Company had gross accounts receivable of $36.06 million; of which, $13.71 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $4.23 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, $16.95 million was from transferring the ownership of Tian’an project to Tianyu, and $1.16 million accounts receivable of Erdos TCH for electricity sold. As of December 31, 2019, the Company had gross accounts receivable of $48.06 million; of which, $35.42 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $10.03 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $2.61 million accounts receivable of Erdos TCH for electricity sold. As of June 30, 2020, the Company had bad debt allowance of $4,237,587 for Zhongtai and $31,611 for Erdos TCH due to not making the payments as scheduled. As of December 31, 2019, the Company had bad debt allowance of $5,733,781 for Zhongtai and $261,430 for Erdos TCH due to not making the payments as scheduled. In June 2020, Xuzhou Zhongtai collected RMB 10 million ($1.41 million) accounts receivable. In June 2020, Erdos TCH collected RMB 10 million ($1.41 million) accounts receivable; on July 2020, Erdos TCH collected additional RMB 6 million ($0.86 million) accounts receivable; as a result, the Company made a reversal of bad debts allowance of $1,649,622, of which $1,422,090 was for Zhongtai and $227,532 was for Erdos TCH during the three months ended June 30, 2020.

	2020	2019
Xuzhou Zhongtai project	$4,237,587	$10,034,116
Bai Chonggong (for Shenqiu and Huayu projects)	13,710,855	35,415,556
Xuzhou Tian’an project	16,950,350	-
Receivable of electricity sales of Erdos	1,163,624	2,614,299
Total accounts receivable	36,062,416	48,063,971
Bad debt allowance	(4,269,198)	(5,995,210)
Accounts receivable, net	$31,793,218	$42,068,761

Interest Receivable on Sales Type Leases

As of June 30, 2020, the interest receivable on sales type leases was $0. As of December 31, 2019, the interest receivable on sales type leases was $5,245,244, mainly from recognized but not yet collected interest income for the Pucheng systems. The ownership of Pucheng systems was transferred to Pucheng as a result of full payment received by Xi’an TCH in January 2020.

Investment in sales-type leases, net

As of June 30, 2020 and December 31, 2019, the Company had net investment in sales-type leases of $0 and $8,287,560, respectively. The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2020 and December 31, 2019, the Company had bad debt allowance for net investment receivable on sales-type leases of $0 and $24,416,441 for the Pucheng system, respectively. Xi’an TCH received RMB 97.6 million ($14 million) in full which included interest of $5.3 million for Pucheng system on January 14, 2020 and the ownership of the system was transferred. The bad debt allowance of Pucheng was recorded in 2019.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the six and three months ended June 30, 2020 and 2019. The Company recorded asset impairment of construction in progress of Xuzhou Tian’an of $876,660 for the year ended December 31, 2019, which is the difference between the book value and disposal price of the asset.

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

As of June 30, 2020, and December 31, 2019, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six and three months ended June 30, 2020 and 2019, the basic and diluted loss per share were the same due to the Company’s net loss. For the six months ended June 30, 2020 and 2019, 31,311 shares and 213,304 shares (post-reverse stock split), respectively; for the three months ended June 30, 2020 and 2019, 31,311 shares and 213,304 shares (post-reverse stock split), respectively, purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive because the exercise price was more than the stock price.

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

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, as of December 31, 2019, Xi’an TCH leases BMPG systems to Pucheng (Phase I and II, 15 and 11 year terms, respectively); The components of the net investment in sales-type leases as of June 30, 2020 and December 31, 2019 are as follows:

	2020	2019
Total future minimum lease payments receivable	$-	$56,477,739
Less: executory cost	-	(3,623,100)
Less: unearned interest	-	(14,905,393)
Less: realized interest income but not yet received	-	(5,245,244)
Less: allowance for net investment receivable	-	(24,416,442)
Investment in sales-type leases, net	-	8,287,560
Current portion	-	-
Noncurrent portion	$-	$8,287,560

The ownership of Pucheng systems was transferred to Pucheng in January 2020 as a result of receiving full payment from Pucheng to Xi’an TCH.

4. OTHER RECEIVABLES

As of June 30, 2020, other receivables mainly consisted of (i) advances to third parties of $7,063, bearing no interest, payable upon demand, ii) advance to employees of $8,952, and (iii) other receivables of $28,638 including social insurance receivable of $5,736. As of December 31, 2019, other receivables mainly consisted of (i) advances to third parties of $7,167, bearing no interest, payable upon demand, (ii) tax and maintenance cost receivable of $1,001,527 for Xi’an TCH, and iii) others of $22,449. Tax receivable is VAT receivable from customers and payable to City government on collection.

5. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

Property and Equipment

As of June 30, 2020 and December 31, 2019, the Company had net property and equipment (after impairment allowance) of $26.65 million and $27.04 million, respectively, which was for the Chengli project.

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

Construction in Progress

Construction in progress was for constructing power generation systems for Xuzhou Tian’an project. The Company recorded additional RMB 6,047,602 ($876,660) asset impairment for Tian’an Project in 2019, which is the difference between the Project’s selling price and the carrying value as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company’s construction in progress included:

	2020	2019
Xuzhou Tian’an	$-	$37,759,277
Less: assets impairment allowance	-	(13,935,075)
Total	$-	$23,824,202

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including $0.6 million VAT (total of $24.37 million) in three installment payments. The Company recorded impairment loss of $13.9 million as of December 31, 2019. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received the 1st installment payment. The repayment date for 2nd installment payment is delayed to fourth quarter of 2020.

6. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2020 and December 31, 2019:

	2020	2019
Income tax – current	$2,114,144	$2,118,432
Value-added tax	299,350	1,708,298
Other taxes	70,187	260,912
Total – current	2,483,681	4,087,642
Income tax – noncurrent	$5,782,625	$5,782,625

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

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2020 and December 31, 2019:

	2020	2019
Employee training, labor union expenditure and social insurance payable	$831,495	$843,807
Consulting, auditing, and legal expenses	43,588	40,602
Accrued payroll and welfare	246,362	254,882
Other	43,811	45,460
Total	$1,165,256	$1,184,751

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

As of June 30, 2020 and December 31, 2019, deferred tax liability consisted of the following:

	2020	2019
Non-current deferred tax assets
Accrued expenses	$186,292	$189,050
Interest income in sales-type leases on cash basis	-	853,265
Depreciation of fixed assets	-	2,938,605
Assets impairment loss	1,059,397	7,537,556
US NOL	314,753	3,246,655
PRC NOL	16,499,134	10,424,558

Non-current deferred tax liabilities
Net investment in sales-type leases	-	(6,685,021)

Net non-current deferred tax assets	18,059,576	18,504,668
Less: valuation allowance for deferred tax assets	(18,059,576)	(18,504,668)
Non-current deferred tax liabilities, net	$-	$-

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). The interest rate is 12.5%. During the term, Zhonghong shall maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of June 30, 2020, the interest payable for this loan was $8.71 million and the outstanding balance for this loan was $20.46 million.  As of December 31, 2019, the interest payable for this loan was $8.20 million and the outstanding balance for this loan was $20.77 million including current portion of $0.28 million and $0.29 million as of June 30, 2020 and December 31, 2019, respectively.

Repayment of HYREF loan

1. Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to buy back the Chengli CDQ WHPG Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, the Company kept the Chengli project in its books as fixed assets as of June 30, 2020 and December 31, 2019.

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

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,667 ($2,672,000) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to offset the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company owed RMB 3,453,867 ($502,400) to Hongyuan Huifu, and Xi’an TCH owed RMB 14,852,800 ($2,168,000) to the Fund Management Company.

4. HYREF Fund transferred 10% ownership in Xi’an Zhonghong to Shanghai TCH (Long-Term Payable)

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of this report date, the Company has already received RMB 200 million ($28.68 million).

6.	The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner, and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at June 30, 2020 was as follows:

Transfer price for Chengli Project	$26,645,865	Entrusted loan payable at June 30, 2020, net with Xi’an TCH investment in entrusted loan (current and noncurrent)	$20,463,884
Transfer price for Xuzhou Huayu Project	16,950,350	Interest payable on entrusted loan at June 30, 2020	8,711,500
Transfer price for Shenqiu Phase I and II Projects	17,948,442	Add back: Xi’an TCH investment in entrusted loan	10,593,969
		Less: interest accrued from September 20, 2018 to June 30, 2020 (cut-off date for interest calculation for repayment was September 20, 2018)	(2,247,013)
		Less: portion of loan with repayment due date extended to year 2023	(10,876,474)

		Add back: interest & penalty repaid by Xi’an TCH	8,466,709
		Add back: loan principle repaid by Xi’an TCH	26,432,082
	$61,544,657		$61,544,657

10. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of June 30, 2020 and December 31, 2019, the balance of refundable deposits from customers for systems leasing was $0 and $544,709 (for Pucheng systems), respectively.

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

As of June 30, 2020, and December 31, 2019, the Company had $28,720 and $41,174, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). Upon execution of the agreement, the notes holder surrendered the Convertible Notes to the Company and the Company issued to the holder the Exchange Notes. Upon surrender, the two Convertible Notes were cancelled and the remaining amount owed to Holder hereafter be evidenced solely by the Exchange Notes ($1,173,480 and $ 1,165,379 for the January and February 2019 notes, respectively). All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at 8% and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter. The exchange of the Convertible Notes with Promissory Notes did not cause substantially different terms, and did not meet the conditions described in ASC 405-20-40-1, and therefore was accounted for as a modification and not an extinguishment; accordingly, the Company did not recognize any gain or loss for the exchange of the notes under ASC 470-50-40-8. During the six months ended June 30, 2020, the Company amortized OID of $39,583 and recorded $61,609 interest expense. During the three months ended June 30, 2020, the Company amortized OID of $27,083 and recorded $26,482 interest expense.

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

In 2019, the Company entered into a series of Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender partitioned five Promissory Notes in the original total principal amount of $797,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of total 175,400 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $131,740 gain on conversion of these portion of the note. However, on December 16, 2019, the Company and the lender amended the September 11, 2019 forbearance agreement to increase the adjustment ratio described above from $0.50 to $0.30 (pre-reverse stock split price). The outstanding balance of the Note shall be reduced by an amount equal to the total outstanding balance of the Partitioned Note. The investor made adjustments of $305,626 to increase the principle of the notes during the year ended December 31, 2019 under the term of the September 11th forbearance agreement and the amendment to forbearance agreement dated on December 16, 2019.

During the first quarter of 2020, Company entered into three Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender partitioned three new Promissory Notes in the original total principal amount of $430,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of total 143,333 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $103,167 loss on conversion of these portion of the note.

During the second quarter of 2020, Company entered into four Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender partitioned four new Promissory Notes in the original total principal amount of $819,586 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of total 304,710 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $49,837 gain on conversion of these portion of the note. In addition, the investor also made adjustments of $145,000 to increase the principle of the notes during the second quarter of 2020 under the term of the September 11th forbearance agreement and the amendment to forbearance agreement dated on December 16, 2019. These transactions were recorded as credit to additional paid in capital of $769,749, which was the difference between Note conversion of $819,586 and gain on conversion of $49,837. The $49,837 gain on conversion was presented net of $145,000 adjustment discussed above and resulted in a net loss on note redemption/ conversion of $95,163 in the statement of operations.

On May 15, 2020, the Company entered into a Forbearance Agreement with the Lender. The Lender had delivered a redemption notice to the Company on November 4, 2019 pursuant to the terms of the Exchange Agreement dated April 14, 2019 and the Company failed to pay the amount provided therein. Accordingly, the Lender has the right to accelerate the maturity date of the Note and cause the outstanding balance to be increased by 25%. The Lender agreed with the Company to withdraw the November 4, 2019 redemption notice as if it was never made and agreed that as of May 15, 2020 there is no default under the Note. The Company did not pay any consideration to the Lender for this forbearance. The outstanding balance of the Note as of May 15, 2020 is $1,271,720, and under the new Forbearance Agreement, if the Lender delivers a redemption notice and the amount set forth in such notice is not paid in cash to Lender within three trading days, the applicable redemption amount shall be increased to 25%.

13. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the six months ended June 30, 2020:

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2019	30,411	$14.0	4.21
Exercisable at December 31, 2019	30,411	$14.0	4.21
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2020	30,411	$14.0	3.71
Exercisable at June 30, 2020	30,411	$14.0	3.71

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

The US parent company, CREG is taxed in the US and, as of June 30, 2020, had net operating loss (“NOL”) carry forwards for income taxes of $1.74 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of June 30, 2020, the Company’s PRC subsidiaries had $66 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong, Erdos TCH has not yet resumed operation and Zhonghong has not yet generated any sales; accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2020 and 2019, respectively:

	2020	2019
U.S. statutory rates	21.0%	(21.0)%
Tax rate difference – current provision	10.1%	(3.6)%
Tax adjustment on PRC tax return	-%	5.3%
Reversal of temporary difference due to disposal of Shenqiu	-%	(22.4)%
Permanent differences	12.6%	2.0%
Change in valuation allowance on PRC NOL	(62.8)%	15.4%
Change in valuation allowance on US NOL	19.1%	0.2%
Tax (benefit) per financial statements	-%	(24.1)%

The provision for income tax expense for the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$-	$78,044
Income tax benefit – deferred	-	(2,364,088)
Total income tax benefit	$-	$(2,286,044)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2020 and 2019, respectively:

	2020	2019
U.S. statutory rates	21.0%	(21.0)%
Tax rate difference – current provision	5.4%	(3.8)%
Tax adjustment on PRC tax return	-%	9.8%
Reversal of temporary difference due to disposal of Shenqiu	-%	3.2%
Permanent differences	2.6%	-%
Other	-%	1.6%
Change in valuation allowance on PRC NOL	(33.8)%	11.9%
Change in valuation allowance on US NOL	4.8%	0.3%
Tax expense per financial statements	-%	2.0%

The provision for income tax expense for the three months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Income tax benefit – current	$-	$(61,700)
Income tax expense – deferred	-	166,527)
Total income tax expense	$-	$104,827

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

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years

Outstanding at December 31, 2019	900	$54.3	4.41
Exercisable at December 31, 2019	900	$54.3	4.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2020	900	$54.3	3.91
Exercisable at June 30, 2020	900	$54.3	3.91

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

During the six and three months ended June 30, 2020, the Company transferred $140,494, which is 10% of Xi’an TCH’s net income to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2020 and December 31, 2019:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2020	Statutory reserve at December 31, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥70,347,763 ($10,747,478)	¥69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

For the six months ended June 30, 2020 and 2019, the rental expense of the Company was $32,502 and $53,067 (including Beijing office rent of $19,201), respectively.

For the three months ended June 30, 2020 and 2019, the rental expense of the Company was $16,128 and $26,494 (including Beijing office rent of $9,419), respectively.

The Company adopted ASC 842 on CFS on January 1, 2019. The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
June 30, 2020
Operating lease cost – amortization of ROU	$31,848
Operating lease cost – interest expense on lease liability	$654
Weighted Average Remaining Lease Term - Operating leases	0.42 years
Weighted Average Discount Rate - Operating leases	3%

Three Months Ended
June 30, 2020
Operating lease cost – amortization of ROU	$15,861
Operating lease cost – interest expense on lease liability	$267

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2020:

Operating Leases
2020	$25,804
Total undiscounted cash flows	25,804
Less: imputed interest	(193)
Present value of lease liabilities	$25,611

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,300). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually.

Investment Banking Engagement Agreement

On October 10, 2019, the Company entered an investment banking engagement agreement with an investment banker firm to engage them as the exclusive lead underwriter for a registered securities offering. The Company shall pay to the investment banker an equity retainer fee of 15,000 shares (post-reverse stock split) of the restricted common stock of the Company (10,000 shares was issued within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). The proposed offering amount is $5 million, at closing of the offering, the Company will pay a 7% of the gross offering proceeds and warrants to purchase that number of shares of common stock or units of securities as shall equal 7% of the securities issued and sold by the Company at each closing of the offering. This agreement was renewed on July 22, 2020 for another six months, or the final closing of a transaction, whichever comes first.

19. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

On July 7, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $200,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 85,837 shares of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

On August 3, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $200,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 73,529 shares of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Factors that might cause or contribute to such a discrepancy, include, but are not limited to, those listed under the heading “Risk Factors” and those listed in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and in the 2019 Form 10-K.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, most cities in China were reopened, the outbreak in China is under the control. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the Company initially expected to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, but the resumption of operations will be delayed due to the global pandemic of Covid-19; Erdos exports ferrosilicon to 27 countries, the Company decided not to resume the production in the third quarter of 2020 as a result of decreased sales order and overstocked inventory, and the Company is not able to provide a resumption date as it will depend on the overall progress of the global epidemic control. There are some new Covid-19 cases discovered in a few provinces of China including Beijing and Liaoning province, no new case has been discovered in Xi’an province where the Company is located as of today.

For the six months ended June 30, 2020 and 2019, the Company had a net income of $0.40 million and net loss $7.21 million, respectively. For the three months ended June 30, 2020 and 2019, the Company had a net income of $0.99 million and net loss $5.26 million, respectively. The Company has an accumulated deficit of $46.19 million as of June 30, 2020. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $62.67 million cash on hand at June 30, 2020, this also satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

The Company’s organizational chart as of June 30, 2020 is as follows:

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

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which price will be adjusted annually based on prevailing market conditions.   Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company originally expected the resumption of operations in July 2020. but the resumption of operations will be delayed due to the global pandemic of Covid-19, the Company is not able to provide a resumption date as it will depend on the overall progress of the global epidemic control. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 9). The transfer of projects was completed February 15, 2019. The Company recorded $208,359 loss from the transfer. Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng to the HYREF Fund as repayment for the loan on January 10, 2019. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) was due on September 30, 2020. As of this report date, the Company already received RMB 200 million ($28.68 million).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF Fund as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 9). The transfer of the projects was completed February 15, 2019. The Company recorded $397,033 loss from this transfer. On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of the date of this report, the Company has already received RMB 200 million ($28.68 million).

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million ($24.37 million) by three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. On March 11, 2020, the Company received 1st installment payment. The repayment date for 2nd installment payment is delayed to fourth quarter of 2020.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.77 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.70 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai; as of June 30, 2020,  the Company had receivables from Zhongtai for $4.23 million (with bad debt allowance of $4.23 million). In January 2020, Zhongtai paid RBM 10 million (1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million). Zhongtai is committed to pay in full the remaining balance of RMB 30 million ($4.24 million) no later than the end of 2020.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of June 30, 2020, the Company had gross accounts receivable of $36.06 million; of which, $13.71 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $4.23 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, $16.95 million was from transferring the ownership of Tian’an project to Tianyu, and $1.16 million accounts receivable of Erdos TCH for the electricity sold. As of June 30, 2020, the Company had bad debt allowance of $4,237,587 for Zhongtai and $31,611 for Erdos TCH due to not making the payments as scheduled. In July 2020, Erdos TCH collected RMB 6 million ($0.86 million) accounts receivable.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of June 30, 2020, the Company had bad debt allowance for net investment receivable on sales-type leases of $0.

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

The Company constructs and leases waste energy recycling power generating projects to its customers. The Company typically transfers ownership of the waste energy recycling power generating projects to its customers at the end of the lease. Prior to January 1, 2019, the investment in these projects was recorded as investment in sales-type leases in accordance with ASC Topic 840, “Leases”, and its various amendments and interpretations.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales - contingent rental income	$-	-%	$80,924	100%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	80,924	100%
Interest income on sales-type leases	-	-%	-	-%
Total operating income	-	-%	80,924	100%
Total operating income (expenses)	1,412,936	-%	(3,399,419)	(4,201)%
Income (loss) from operations	1,412,936	-%	(3,318,495)	(4,101)%
Total non-operating expenses, net	(418,996)	-%	(1,839,767)	(2,273)%
Income (loss) before income tax	993,940	-%	(5,158,262)	(6,374)%
Income tax expense	-	-%	104,827	130%
Net loss attributable to China Recycling Energy Corp	$993,940	-%	$(5,263,089)	(6,504)%

SALES. Total sales for the three months ended June 30, 2020 and 2019 were $0 and $80,924, respectively. The sales were from the contingent rental income of Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2020 and 2019 were $0.

GROSS PROFIT. Gross income for the three months ended June 30, 2020 and 2019 were $0 and $80,924, a gross margin of 0 and 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the three months ended June 30, 2020 and 2019 was $0. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, Erdos TCH operations was ceased due to renovation and furnace safety upgrade, the Company originally expected to resume production of these five power generating systems in July 2020, but the resumption of operations will be delayed due to the global pandemic of Covid-19; Erdos exports ferrosilicon to 27 countries, the Company decided not to resume the production in the third quarter of 2020 as a result of decreased sales order and overstocked inventory, and the Company is not able to provide a resumption date as it will depend on the overall progress of the global epidemic control.

OPERATING EXPENSES (INCOME). Operating expenses (income) consisted of general and administrative expenses, and bad debts expense (reversal) totaling $(1,412,936) operating income for the three months ended June 30, 2020, compared to $3,399,419 operating expenses for the three months ended June 30, 2019, a decrease of $4,812,355 or 142%. The decrease was mainly due to a reversal of bad debts expense of $1,649,622, of which $1,422,090 was for Zhongtai and $227,532 was for Erdos TCH, during the three months ended June 30, 2020; while we had bad debt expense of $2,716,507 for the three months ended June 30, 2019.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of loss on note redemption, interest income, interest expenses and miscellaneous expenses. For the three months ended June 30, 2020, net non-operating expense was $418,996 compared to $1.84 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, we had $45,611 interest income but the amount was offset by $341,784 interest expense on entrusted loan and note payable and $95,163 loss on note redemption. For the three months ended June 30, 2019, we had $41,498 interest income but the amounts were offset by a $1.86 million interest expense on entrusted loan and note payable.

INCOME TAX EXPENSE. Income tax expense was $0 for the three months ended June 30, 2020, compared with $104,827 income tax expense for the three months ended June 30, 2019. The consolidated effective income tax rates for the three months ended June 30, 2020 and 2019 were 0 and 2.0%, respectively. The decrease in income tax expense for three months ended June 30, 2020 was due to decreased taxable income as the reversal of bad debts expense of $1.65 million was not a taxable income.

NET INCOME (LOSS). Net income for three months ended June 30, 2020 was $993,940 compared to net loss $5,263,089 for the three months ended June 30, 2019, a decrease of loss of $6,527,029. This decrease in net loss was mainly due to the decrease operating expenses resulting from a reversal of bad debts expense as described above.

 Comparison of six months ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales - contingent rental income	$-	-%	$702,973	100%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	702,973	100%
Interest income on sales-type leases	-	-%	173,360	25%
Total operating income	-	-%	876,333	125%
Total operating income (expenses)	1,258,758	-%	(6,106,495)	(869)%
Income (Loss) from operations	1,258,758	-%	(5,230,162)	(744)%
Total non-operating expenses, net	(863,369)	-%	(4,261,265)	(606)%
Income (Loss) before income tax	395,389	-%	(9,491,427)	(1,350)%
Income tax benefit	-	-%	(2,286,044)	(325)%
Net income (loss) attributable to China Recycling Energy Corp	$395,389	-%	$(7,205,383)	(1,025)%

SALES. Total sales for the six months ended June 30, 2020 and 2019 were $0 and $702,973, respectively. The sales were from the contingent rental income of Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2020 and 2019 were $0.

GROSS PROFIT. Gross income for the six months ended June 30, 2020 and 2019 were $0 and $702,973, a gross margin of 0 and 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the six months ended June 30, 2020 and 2019 was $0 and $173,360, a $0.17 million decrease. During the six months ended June 30, 2019, the interest income was derived from the Shenqiu Phase I and II systems for the months of January 2019. In February 2019, the Shenqiu Phase I and II systems were transferred to Mr. Bai, and the Company only had Pucheng Phase I and II systems since then, which the Company has ceased to accrue interest income since April 2018 because Pucheng power generation systems were suspended due to strict environmental protection policies and lack of supply of biomass waste raw materials. On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of the Biomass Power Generation Project with Pucheng. In January 2020, the Company received the full payment of outstanding leasing fee of Pucheng Phase I and II systems and transferred the ownership of two systems to the lessee Pucheng. The decreased interest income was due to the transfer of the Shenqiu Phase I and II systems to Mr. Bai in February 2019 and transfer of Pucheng Phase I and II systems to Pucheng in January 2020.

OPERATING EXPENSES (INCOME). Operating expenses (income) consisted of general and administrative expenses, loss on disposal of systems and bad debts expense (reversal) totaling $(1,258,758) operating income for the six months ended June 30, 2020, compared to $6,106,495 operating expenses for the six months ended June 30, 2019, a decrease of $7,365,253 or 121%. The decrease was mainly due to decreased bad debts expense by $4,474,525, decreased loss on disposal of systems by $1,264,256 and decreased operating expense by $1,471,525 of Erdos TCH due to cease of the operation.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of loan on note redemption, interest income, interest expenses and miscellaneous expenses. For the six months ended June 30, 2020, net non-operating expense was $863,369 compared to $4.26 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we had $72,617 interest income but the amount was offset by $697,028 interest expense on entrusted loan and note payable, and $198,330 loss on note redemption. For the six months ended June 30, 2019, we had $82,610 interest income, but the amounts were offset by a $3.79 million interest expense on entrusted loan and note payable, and $893,958 loss on note redemption.

INCOME TAX BENEFIT. Income tax benefit was $0 for the six months ended June 30, 2020, compared with $2,286,044 income tax benefit for the six months ended June 30, 2019. The consolidated effective income tax rates for the six months ended June 30, 2020 and 2019 were 0 and (24.1)%, respectively. During the six months ended June 30, 2010, the income from reversal of bad debts expense of $1.65 million was not a taxable income.

NET INCOME (LOSS). Net income for six months ended June 30, 2020 was $395,389 compared to net loss $7,205,383 for the six months ended June 30, 2019, a decrease of loss of $7,600,772. This decrease in net loss was mainly due to the decrease operating expenses as described above.

Liquidity and Capital Resources

Comparison of six months ended June 30, 2020 and 2019

As of June 30, 2020, the Company had cash and equivalents of $62.67 million, other current assets of $31.89 million, current liabilities of $35.68 million, working capital of $58.87 million, a current ratio of 2.65:1 and a liability-to-equity ratio of 0.53:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating Activities	$46,996,596	$(6,971,096)
Investing Activities	-	5,162
Financing Activities	-	5,309,475

Net cash provided by operating activities was $47 million during the six months ended June 30, 2020, compared to $6.97 million cash used in operating activities for the six months ended June 30, 2019. The increase in net cash inflow for the six months ended June 30, 2020 was mainly due to increased cash inflow from collection of sales type leases of Pucheng systems by $13.88 million, and increased cash collection of accounts receivable by $35.55 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems and decreased cash outflow on accounts payable by $2.89 million.

Net cash provided by investing activities was $0 and $5,162, respectively, for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2019, $5,162 was the proceeds from disposal of the fixed assets.

Net cash used in financing activities was $0 compared to net cash provided by financing activities of $5.31 million during the six months ended June 30, 2020 and 2019, respectively. The cash inflow for the six months ended June 30, 2019 came from the issuance of notes of $2.0 million and proceeds from issuance of common stock of $3.31 million.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	June 30, 2020	December 31, 2019
Unrestricted retained earnings (accumulated deficit)	$(46,193,064)	$(46,447,959)
Restricted retained earnings (surplus reserve fund)	14,666,206	14,525,712
Total retained earnings (accumulated deficit)	$(31,526,858)	$(31,922,247)

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

Contractual Obligations

The Company’s contractual obligations as of June 30, 2020 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $3,935	$917,345	$-	12
Entrusted loan including interest payable of $8,711,500	$28,892,878	$282,506	9
Total	$29,810,223	$282,506

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

On July 7, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $200,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 85,837 shares of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

On August 3, 2020, the Company entered into an Exchange Agreement with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and the Lender agreed to partition a new Promissory Note in the original principal amount of $200,000 from a Convertible Promissory Note dated January 31, 2019 which was exchanged for a new Promissory Note on April 14, 2019. The Company and the Lender agreed to exchange the Partitioned Note for 73,529 shares of common stock of the Company, and then the amount of the outstanding balance of the Promissory Note will be reduced by an amount equal to the Partitioned Note. The shares of common stock were issued without any restrictions.

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

China Recycling Energy Corporation

Date: August 14, 2020	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)