Form 10-K
period 2020-12-31
CHINA RECYCLING ENERGY CORP
filed 2021-04-15
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of  the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.  7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $2.25, as reported on the Nasdaq Capital Market, was approximately $6.2 million.

As of April 15, 2021, there were 3,177,050 shares of the registrant’s common stock outstanding.

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

As of December 31, 2020, Erdos TCH leased power and steam generating systems from waste heat from metal refining to Erdos (a total of five systems) and charges Erdos a leasing fee based on actual electricity generated.

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV” or “Erdos TCH”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. The power generation systems were built in 2009, and it is now 12 years old. The equipment is obsolete and the efficiency of the power generation systems is declining year by year. The current power generation efficiency can only reach 30%, and the equipment needs to be upgraded. The Company plans to upgrade these five power generation systems in the next six months starting April 2021. The total project cost is about $40,000,000.

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

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.34 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.28 million) was to be paid before December 31, 2020. In December, 2020, the Company received the payment in full for Tian’an Project.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million); and in December 2020, Zhongtai paid RMB 30 million ($4.28 million), which was payment in full. Accordingly, the Company reversed bad debt expense of $5.80 million which was recorded earlier.

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

Summary of Sales-Type Lease at December 31, 2020 Status at December 31, 2020

As of December 31, 2020, Xi’an TCH had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Chonggong Bai.

Asset Repurchase Agreement

During the years ended December 31, 2020 and 2019, the Company entered into or completed the following Asset Repurchase Agreements:

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligation under the “EPC” Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH an aggregate transfer price of RMB 167,360,000 ($25.77 million) including payments of: (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) will be paid within 20 business days after the Project is completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) will be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. Xi’an TCH received the first payment of $7.70 million and the second payment of $4.32 million in 2016. The Company recorded a $2.82 million loss from this transaction. In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million); in December 2020, Zhongtai paid RMB 30 million ($4.62 million.). The company received full payment of $25.77 million in 2020.

On December 22, 2020, Shanghai TCH entered into an Equity Acquisition Agreement with Xi’an Taiying Energy Saving Technology Co., Ltd., a PRC company (“Xi’an Taiying”) and its three shareholders to purchase all of the issued and outstanding shares of stock of Xi’an Taiying. The purchase price for said shares shall consist of (i) 619,525 shares of common stock at an issuance price of $4.37 per share, (ii) 60,000,000 shares of Series A convertible stock and (iii) a cash payment of RMB 1,617,867,026 (approximately $247 million at a conversion rate of 1:6.55). The shares shall be issued within 15 business days after approval by the Board of Directors and/or shareholders of the Company and Nasdaq approval and the cash shall be paid in three tranches – RMB 390 million (approximately $59.5 million) within 10 days after the agreement is executed, RMB 300 million (approximately $45.8 million) by March 31, 2021 and RMB 927,867,026 (approximately $141.7 million) within 10 days after the shares of Xi’an Taiying are registered to Buyer. As of the date of this report, the Company has not obtained and there is no assurance that the Company will be able to obtain necessary approval to proceed with the transaction. In addition, the Company is currently renegotiating the payment terms with the sellers.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for 100% of revenue in 2020 and 2019.

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

Employees

As of December 31, 2020, we had 16 employees:

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, China’s total electricity consumption in 2020 was 7.511 trillion kilowatt-hours, up 3.1 percent year on year. The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

Risks Related to the People’s Republic of China

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Therefore, the Company expects this matter to negatively impact its operating results and cash flows. However, the related financial impact and duration cannot be reasonably estimated at this time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. We also leased one office space in Beijing from August 2018 to July 2019, which is located at Suite 3103, Floor 31, Kun Tai Jia Rui Building, Chaoyang District, Beijing, PRC. The average monthly rent for our office locations was $5,349.49 in 2020 and $8,391 in 2019.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CREG.” On March 29, 2021, the last reported sales price for our common stock was $7.58 per share. As of March 23, 2021, there were 3,177,050 shares of our Common Stock outstanding, held by approximately 2,720 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2020 or 2019. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 31, 2020, the Company did the following issuances of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

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

Equity Compensation Plan Information

During the fiscal year ended December 31, 2020, there were no equity compensation plans that were either approved or not approved by our shareholders.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, most cities in China were reopened, the outbreak in China is under the control. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the Company initially expected to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, but the resumption of operations was further delayed due to government’s request for Erdos’ production line rectification for lowering its energy consumption per unit of GDP; the Company expects the resumption date to be July 2021. As of this report date, there are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to PRC government’s strict control.

For the years ended December 31, 2020 and 2019, the Company had a net income of $4.05 million and net loss $8.77 million, respectively. The Company has an accumulated deficit of $43.03 million as of December 31, 2020. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $107.80 million cash on hand at December 31, 2020 as a result of collection the full payment from all the projects that were disposed earlier, this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

The Company’s organizational chart as of December 31, 2020 is as follows:

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV” or “Erdos TCH”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity.  The power generation systems were built in 2009, and it is now 12 years old. The equipment is obsolete and the efficiency of the power generation systems is declining year by year. The current power generation efficiency can only reach 30%, and the equipment needs to be upgraded. The Company plans to upgrade these five power generation systems in the next six months starting April 2021. The total project cost is about $40,000,000.

With the current economic conditions in China, the government limited over-capacity and production in the iron and steel industry, which resulted in a decrease of Erdos Metallurgy Co., Ltd’s production of ferrosilicon and its revenue and cash flows, and made it difficult for Erdos to make the monthly minimum lease payment.

After considering the challenging economic conditions facing Erdos, and to maintain the long-term cooperative relationship between the parties, which we believe will continue to produce long-term benefits, on April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016. Under the supplemental agreement, Erdos TCH cancelled monthly minimum lease payments from Erdos, and agreed to charge Erdos based on actual electricity sold at RMB 0.30 / KWH, which price will be adjusted annually based on prevailing market conditions.   Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company originally expected the resumption of operations in July 2020. but the resumption of operations was further delayed due to government’s request for Erdos’ production line rectification for lowering its energy consumption per unit of GDP, the Company expects to resume the production in July 2021. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH will transfer two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Shenqiu Phase I and II Projects (See Note 9). The transfer of projects was completed February 15, 2019. The Company recorded $208,359 loss from the transfer. Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng to the HYREF Fund as repayment for the loan on January 10, 2019. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) was due on September 30, 2020. As of December 31, 2020, the Company received full payment of RMB 247 million ($36.28 million).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to the HYREF Fund as repayment for the loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project (see Note 9). The transfer of the projects was completed February 15, 2019. The Company recorded $397,033 loss from this transfer. On January 10, 2019, Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng will own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report.  On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong, agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) was due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) was due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of December 31, 2020, the Company received full payment of RMB 247 million ($36.28 million).

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million ($24.37 million) by three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.17 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) is to be paid before December 31, 2020. The Company received full payment for Tian’an Project as of December 31, 2020.

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

On March 14, 2016, Xi’an TCH entered into a Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement (the “Transfer Agreement”) with Zhongtai and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (the “Contractor”). The Transfer Agreement provides for the sale to Zhongtai of all the assets of the Project under construction from Xi’an TCH. Additionally, Xi’an TCH will transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the Project, which Xi’an TCH had entered into with the Contractor in connection with the Project. As consideration for the transfer of the Project, Zhongtai is to pay to Xi’an TCH RMB 167,360,000 ($25.77 million and the “Transfer Price”), on the following schedule: (i) RMB 50,000,000 ($7.70 million) of the Transfer Price was paid within 20 business days from the execution of the Transfer Agreement; (ii) RMB 30,000,000 ($4.32 million) of the Transfer Price was paid within 20 business days upon the completion of the construction of the Project but not later than July 30, 2016; and (iii) RMB 87,360,000 ($13.45 million) of the Transfer Price was to be paid before July 30, 2017. The temporary ownership of the Project was transferred from Xi’an TCH to Zhongtai after the Xi’an TCH received the first payment of RMB 50,000,000, and the full ownership of the Project is to be officially transferred to Zhongtai upon full payment of the Transfer Price. The Zhongtai Agreement is to be terminated and Xi’an TCH will agree not to pursue any breach of contract liability against Zhongtai under the Zhongtai Agreement once Zhongtai fully pays the Transfer Price according to the terms of the Transfer Agreement. If the Transfer Price is not fully paid on time pursuant to the Transfer Agreement, the Transfer Agreement automatically terminates and Xi’an TCH retains ownership of the Project, and both parties would continue to possess their respective rights and obligations according to the Zhongtai Agreement and assume the liabilities for breach of the Zhongtai Agreement. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) has guaranteed the payments by Zhongtai. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In August 2018, the Company received $1,070,000 from Zhongtai. In January 2020, Zhongtai paid RBM 10 million (1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million). In December 2020, Zhongtai paid RMB 30 million ($4.28 million), which was payment in full.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

As of December 31, 2020, the Company had gross accounts receivable of $342,974 of Erdos TCH for the electricity sold. As of December 31, 2020, the Company had bad debt allowance of $34,297 for Erdos TCH due to not making the payments as scheduled.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on an evaluation of the collectability of such receivables, as of December 31, 2020, the Company had bad debt allowance for net investment receivable on sales-type leases of $0.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2020 and 2019, the Company did not sell any new power generating projects.

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

RESULTS OF OPERATIONS

Comparison of years ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales - contingent rental income	$-	-%	$697,028	100%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	697,028	100%
Interest income on sales-type leases	-	-%	170,403	24%
Total operating income	-	-%	867,431	124%
Total operating income (expenses)	5,827,019	-%	(9,974,519)	(1,431)%
Income (loss) from operations	5,827,019	-%	(9,107,088)	(1,307)%
Total non-operating expenses, net	(1,776,195)	-%	(2,690,476)	(386)%
Income (loss) before income tax	4,050,824	-%	(11,797,564)	(1,693)%
Income tax benefit	-	-%	(3,024,807)	(434)%
Net income (loss)	$4,050,824	-%	$(8,772,757)	(1,259)%

SALES. Total sales for the years ended December 31, 2020 and 2019 were $0 and $697,028, respectively. The sales in 2019 were from the contingent rental income of Erdos TCH.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2020 and 2019 were $0.

GROSS PROFIT. Gross income for the years ended December 31, 2020 and 2019 were $0 and $867,431 a gross margin of 0% and 100%.

INTEREST INCOME ON SALES-TYPE LEASES. Interest income on sales-type leases for the years ended December 31, 2020 and 2019 was $0 and $170,403, respectively. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, Erdos TCH operations was ceased due to renovation and furnace safety upgrade, the Company originally expected to resume production of these five power generating systems in July 2020, but the resumption of operations was further delayed due to government’s request for Erdos’ production line rectification for lowering its energy consumption per unit of GDP, the Company expects to resume the production in July 2021.

OPERATING (INCOME) EXPENSES. Operating (income) expenses consisted of general and administrative expenses, and bad debts expense (reversal) totaling $(5,827,019) for the year ended December 31, 2020, compared to $9,974,519 operating expenses for the year ended December 31, 2019, a decrease of $15,801,538 or 158%. The decrease was mainly due to decreased bad debts expense by $11,417,061, decreased loss on disposal of systems of $1,242,694, decreased impairment loss on fixed assets and construction in progress of $876,660, decreased operating expenses of $1,402,969 of Erdos TCH due to cease of operation and social insurance expense adjustment of $508,887 of Xian TCH during the year ended December 31, 2020.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the year ended December 31, 2020, net non-operating expenses was $1,776,195 compared to $2,690,476 for the year ended December 31, 2019. For the year ended December 31, 2020, we had $185,527 interest income but the amount was offset by $1,463,721 interest expense on entrusted loan and note payable, and $502,393 loss on note conversion. For the year ended December 31, 2019, we had $159,183 interest income, but the amounts were offset by a $2.99 million interest expense on entrusted loan and note payable and $173,886 loss on note conversion.

INCOME TAX EXPENSE. Income tax expense was $0 for the year ended December 31, 2020, compared with $3,024,807 income tax benefit for the year ended December 31, 2019. The consolidated effective income tax rates for the years ended December 31, 2020 and 2019 were 0% and (26.9)%, respectively. We had non-taxable income of $6.03 million due to reversal of bad debts in 2020, which resulted in $0 income tax expense in the year ended December 31, 2020.  The income tax benefit for year ended December 31, 2019 was mainly due to tax-deductible loss.

NET INCOME (LOSS). Net income for year ended December 31, 2020 was $4,050,824 compared to net loss of $8,772,757 for the year ended December 31, 2019, a decrease of loss of $12,823,581. This decrease in net loss was mainly due to the decrease operating expenses and decrease interest expense as described above.

Liquidity and Capital Resources

Comparison of years ended December 31, 2020 and 2019

As of December 31, 2020, the Company had cash and equivalents of $107.80 million, other current assets of $399,784, current liabilities of $39.04 million, working capital of $69.16 million, a current ratio of 2.77:1 and a liability-to-equity ratio of 0.49:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating Activities	$82,248,467	$(14,649,028)
Investing Activities	(1,885)	5,074
Financing Activities	3,497,187	(21,816,293)

Net cash provided by operating activities was $82.25 million during the year ended December 31, 2020, compared to $14.65 million cash used in operating activities for the year ended December 31, 2019. The increase in net cash inflow for the year ended December 31, 2020 was mainly due to increased cash inflow from collection of sales type leases of Pucheng systems by $14.15 million, and increased cash collection of accounts receivable by $70.55 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems and decreased cash outflow on interest payable on entrusted loan by $10.39 million.

Net cash provided by (used in) investing activities was $(1,885) and $5,074, respectively, for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, $1,885 was the purchase of the fixed assets. For the year ended December 31, 2019, $5,074 was the proceeds from disposal of the fixed assets.

Net cash provided by financing activities was $3,497,187 compared to net cash used in financing activities of $21.82 million during the years ended December 31, 2020 and 2019, respectively. The cash inflow for the year ended December 31, 2020 was from the issuance of common stock of $497,187 and issuance of notes of $3,000,000. The cash outflow for the year ended December 31, 2019 was from the issuance of notes of $2.0 million and proceeds from issuance of common stock of $3.31 million, but was offset by repayment of entrusted loan of $27.13 million.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2021.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2020	December 31, 2019
Unrestricted retained earnings (accumulated deficit)	$(43,026,465)	$(46,447,959)
Restricted retained earnings (surplus reserve fund)	15,155,042	14,525,712
Total retained earnings (accumulated deficit)	$(27,871,423)	$(31,922,247)

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2020 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $18,968	$3,024,613	$-	12
Entrusted loan including interest payable of $10,144,228	$32,040,972	$306,518	9
Total	$35,065,585	$306,518

The Company believes it has sufficient cash in bank of $107 million as of December 31, 2020, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management
China Recycling Energy Corp.

Opinion on the Consolidated Financial Statements

We audited the accompanying consolidated balance sheets of China Recycling Energy Corp. (“the Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our auditss also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

An affiliate of Prager Metis International	NORTH AMERICA	EUROPE	ASIA

China Recycling Energy Corp April 15, 2021 Page 2 of 2

Asset subject to buyback and entrusted loan payable

As described in Notes 5, 9 and 19, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as a settlement of the entrusted loan, whereby the Company transferred an asset as the partial repayment for the loan and accrued interest of approximately $28 million. Per the agreement, the lender has an option to request the Company buyback the asset when certain conditions under the buy back agreement are met, at the higher of the fair value of the asset or the loan and related accrued interest at the date of exercise of the buyback option. The transferred asset and related portion of the entrusted loan was not derecognized on the accompanying consolidated financial statements as of December 31, 2020 as the Company has not yet been fully relieved of its obligation due to the buyback option. As of December 31, 2020, the lender has not exercised it buyback option. However, because of the buyback option, the Company was contingently liable for the excess of fair value of the transferred asset over the balance of the loan and related interest. It is also noted that as of April 9, 2021, the lender entered into a termination agreement of the buyback agreement, under which terms they will not execute the buy-back option and will not ask for any additional payment from the Company other than the lender keeping the transferred asset.

We identified the determination of fair value of the transferred asset as a critical audit matter. The evaluation of the fair value requires management judgement, and is based on their engagement of an expert appraiser. This therefore involves auditing management’s judgement, as well as the formal appraisal of the estimated fair value of the transferred asset, which involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	We read the terms of the original buyback agreement,

●	We utilized our internal valuation expert to assist in testing the appraisal of the fair value on the transferred asset as of December 31, 2020, that the Company had received,

●	We obtained confirmation from the lender that it had not exercised its buyback right at the balance sheet date.

●	For the subsequent event, we obtained and evaluated the April 9 termination agreement

We have served as the Company’s auditor since 2019.

El Segundo, California

April 15, 2021

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS
Cash	$107,804,013	$16,221,297
Accounts receivable, net	308,677	42,068,760
Interest receivable on sales type leases	-	5,245,244
Prepaid expenses	55,420	52,760
Other receivables	35,687	1,031,143

Total current assets	108,203,797	64,619,204

NON-CURRENT ASSETS
Investment in sales-type leases, net	-	8,287,560
Long term deposit	16,799	15,712
Operating lease right-of-use assets, net	-	54,078
Asset subject to buyback	28,916,924	27,044,385
Construction in progress	-	23,824,202

Total non-current assets	28,933,723	59,225,937

TOTAL ASSETS	$137,137,520	$123,845,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$76,074	$2,200,220
Taxes payable	3,145,612	4,087,642
Accrued interest on notes	18,968	-
Notes payable, net of unamortized OID of $144,355	3,005,645	-
Accrued liabilities and other payables	726,696	1,184,751
Operating lease liability	-	56,755
Due to related parties	28,440	41,174
Interest payable on entrusted loans	10,144,228	8,200,044
Entrusted loan payable	21,896,744	20,480,214

Total current liabilities	39,042,407	36,250,800

NONCURRENT LIABILITIES
Accrued interest on notes	-	368,362
Income tax payable	5,174,625	5,782,625
Notes payable, net of unamortized OID	-	1,552,376
Long term payable	459,777	430,034
Entrusted loan payable	306,518	286,689
Refundable deposit from customers for systems leasing	-	544,709

Total noncurrent liabilities	5,940,920	8,964,795

Total liabilities	44,983,327	45,215,595

CONTINGENCIES AND COMMITMENTS (NOTE 17 & 18)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 3,177,050 shares and 2,032,721 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3,177	2,033
Additional paid in capital	119,748,999	116,682,374
Statutory reserve	15,155,042	14,525,712
Accumulated other comprehensive income (loss)	273,440	(6,132,614)
Accumulated deficit	(43,026,465)	(46,447,959)

Total Company stockholders’ equity	92,154,193	78,629,546

TOTAL LIABILITIES AND EQUITY	$137,137,520	$123,845,141

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2020	2019

Revenue
Contingent rental income	$-	$697,028

Interest income on sales-type leases	-	170,403

Total operating income	-	867,431

Operating expenses
Bad debt allowance (reversal)	(6,031,058)	5,386,003
Impairment loss on fixed assets and construction in progress	-	876,660
Loss on disposal of systems	-	1,242,694
General and administrative	204,039	2,469,162

Total operating (income) expenses	(5,827,019)	9,974,519

Income (loss) from operations	5,827,019	(9,107,088)

Non-operating income (expenses)
Loss on note conversion	(502,393)	(173,886)
Interest expense - inducement on note conversion	-	(893,958)
Interest income	185,527	159,183
Interest expense	(1,463,721)	(2,101,440)
Other income, net	4,392	319,625

Total non-operating expenses, net	(1,776,195)	(2,690,476)

Income (loss) before income tax	4,050,824	(11,797,564)
Income tax benefit	-	(3,024,807)

Net income (loss)	4,050,824	(8,772,757)

Other comprehensive items
Foreign currency translation gain (loss)	6,406,054	(1,511,684)

Comprehensive income (loss)	$10,456,878	$(10,284,441)

Basic and diluted weighted average shares outstanding	2,564,373	1,564,940

Basic and diluted income (loss) per share	$1.58	$(5.61)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,050,824	$(8,772,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of notes	61,895	97,161
Stock compensation expense	10,999	148,625
Operating lease expenses	55,519	66,262
Asset impairment loss		876,660
Bad debt allowance (reversal)	(6,031,058)	5,386,003
Loss on disposal of 40% ownership of Fund Management Co	-	46,461
Loss on transfer of Chengli Boxing system	-	624,133
Loss on transfer of Xuzhou Huayu system	-	397,033
Loss on transfer of Shenqiu Phase I & II systems	-	208,359
Loss on disposal of fixed assets	-	289
Loss on note conversion	502,393	173,886
Interest expense-inducement on note conversion	-	893,958
Changes in deferred tax	-	(3,024,807)
Changes in assets and liabilities:
Interest receivable on sales type leases	-	(170,403)
Collection of principal and interest on sales type leases for Pucheng systems	14,149,790	-
Accounts receivable	72,933,179	2,383,251
Prepaid expenses	(3,596)	(21,126)
Other receivables	(3,549)	(135,938)
Accounts payable	(2,153,320)	(2,837,609)
Taxes payable	(2,164,906)	(1,317,882)
Payment of lease liability	(58,226)	(63,555)
Interest payable on entrusted loan	1,302,610	(9,091,732)
Accrued liabilities and other payables	(404,087)	(36,932)
Refundable deposit for systems leasing	-	(478,368)

Net cash provided by (used in) operating activities	82,248,467	(14,649,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(1,885)	-
Proceeds from disposal of property & equipment	-	5,074

Net cash provided by (used in) investing activities	(1,885)	5,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of entrusted loan	-	(27,125,768)
Issuance of notes payable	3,000,000	2,000,000
Issuance of common stock	497,187	3,309,475

Net cash provided by financing activities	3,497,187	(21,816,293)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	5,838,947	(541,598)

NET INCREASE (DECREASE) IN CASH	91,582,716	(37,001,845)
CASH, BEGINNING OF PERIOD	16,221,297	53,223,142

CASH, END OF PERIOD	$107,804,013	$16,221,297

Supplemental cash flow data:
Income tax paid	$-	$221,934
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Transfer of Tian’an project from construction in progress to accounts receivable	$24,095,685	$-
Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II projects to Mr. Bai	$-	$35,415,556
Adoption of ASC 842-right-of-use asset	$-	$(118,234)
Adoption of ASC 842-operating lease liability	$-	$118,234

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$2,057,191	$1,612,392

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated		Non controlling
	Shares	Amount	Capital	Reserves	(Loss)/Income	Deficit	Total	Interest
Balance at January 1, 2019	1,029,528	$1,030	$114,493,283	$14,525,712	$(4,620,930)	$(37,675,202)	$86,723,893	$(3,544,624)
Net loss for the year	-	-	-	-	-	(8,772,757)	(8,772,757)	-
Purchase of noncontrolling interest	-	-	(3,948,242)	-	-	-	(3,948,242)	3,544,624
Issuance of common stock for equity financing	395,927	396	3,309,079	-	-	-	3,309,475	-
Issuance of common stock for stock compensation	41,250	41	148,584	-	-	-	148,625	-
Conversion of convertible notes including accrued interest into common shares	185,195	185	2,014,791	-	-	-	2,014,976	-
Conversion of long-term notes into common shares	175,400	176	665,084	-	-	-	665,260	-
Warrants exchanged into shares	205,421	205	(205)	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(1,511,684)	-	(1,511,684)	-
Balance at December 31, 2019	2,032,721	2,033	116,682,374	14,525,712	(6,132,614)	(46,447,959)	78,629,546	-
Net income for the year	-	-	-	-	-	4,050,824	4,050,824	-
Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999	-
Conversion of long-term notes into common shares	866,646	867	2,558,716	-	-	-	2,559,583	-
Shares issued for equity financing	265,250	265	496,922	-	-	-	497,187	-
Round-up of fractional shares due to reverse split	9,100	9	(9)	-	-	-	-	-
Transfer to statutory reserves	-	-	-	629,330	-	(629,330)	-	-
Foreign currency translation gain	-	-	-	-	6,406,054	-	6,406,054	-
Balance at December 31, 2020	3,177,050	$3,177	119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of December 31, 2020 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s request for Erdos’ production line rectification for lowering its energy consumption per unit of GDP, the Company expects to resume the production in July 2021. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

On September 29, 2019, Xi’an TCH entered into a Termination Agreement of the Lease Agreement of the Biomass Power Generation Project (the “Termination Agreement”) with Pucheng. Pursuant to the Termination Agreement, the parties agreed that: (i) Pucheng shall pay outstanding lease fees of RMB 97.6 million ($14 million) owed as of December 31, 2018 to Xi’an TCH before January 15, 2020; (ii) Xi’an TCH will waive the lease fees owed after January 1, 2019; (iii) Xi’an TCH will not return RMB 3.8 million ($542,857) in cash deposits paid by Pucheng; (iv) Xi’an TCH will transfer the Project to Pucheng at no additional cost after receiving RMB 97.6 million ($14 million) from Pucheng, and the original lease agreement between the parties will be formally terminated; and (v) if Pucheng fails to pay off RMB 97.6 million ($14 million) to Xi’an TCH before January 15, 2020, Xi’an TCH will still hold ownership of the Project and the original lease agreement shall still be valid. The Company recorded $2.67 million bad debt expense for Pucheng during the year ended December 31, 2019. Xi’an TCH received RMB 97.6 million ($14 million) in full on January 14, 2020 and the ownership of the system was transferred.

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

As repayment for a loan made by Xi’an Zhonghong to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) on January 10, 2019 (see further discussion in Note 9); on January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). As consideration for the transfer of the Shenqiu Phase I and II Projects to Mr. Bai (Note 9), Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for a loan made by Xi’an Zhonghong to HYREF on January 10, 2019. The transfer of the projects was completed on February 15, 2019. The Company recorded $208,359 loss from the transfer during the year ended December 31, 2019. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties therefore agreed to have Mr. Bai instead make a payment in cash for the transfer price of Shenqiu (see Note 9 for detail).

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), of which it owns 90% of Zhonghong, with HYREF owning the other 10%. Zhonghong is engaged to provide energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Zhonghong to Shanghai TCH for RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019. The Company owns 100% of Xi’an Zhonghong after the transaction.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 9). The transfer of the Station was completed January 22, 2019, at which time the Company recorded a $624,133 loss from this transfer. Since the original terms of the Buy Back Agreement are still valid, and the Buy Back possibility could occur; therefore, the loan principal and interest and the corresponding asset of the Station cannot be derecognized due to the existence of Buy Back clauses (see Note 9 for detail).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him, as well as Shenqiu discussed above, he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. (Note 9). The transfer of the project was completed on February 15, 2019. The Company recorded $397,033 loss from this transfer during the year ended December 31, 2019. On January 10, 2019, Mr. Chonggong Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties agreed to have Mr. Bai instead making a payment in cash for the transfer price of Huayu (see Note 9 for detail).

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.34 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.28 million) is to be paid before December 31, 2020. The Company received the payment in full for Tian’an Project as of December 31, 2020.

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million); and in December 2020, Zhongtai paid RMB 30 million ($4.28 million), which was payment in full. Accordingly, the Company reversed the bad debt expense of $5.80 million which had been recorded earlier.

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

Reverse Stock Split

On April 13, 2020, the Company filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, the Company effected a reverse stock split of its Common Stock, at a rate of 1-for-10, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”). The accompanying consolidated financial statements and related disclosure in for periods prior to the Reverse Stock Split have been retroactively restated to reflect this reverse stock split.

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported in and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, most cities in China were reopened, the outbreak in China is under the control. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the Company initially expected to resume production of these five power generating systems in July 2020 from the renovation and furnace safety upgrade, but the resumption of operations was further delayed due to government’s request for Erdos’ production line rectification for lowering its energy consumption per unit of GDP; the Company expects the resumption date to be July 2021. As of this report date, there are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to PRC government’s strict control.

On December 22, 2020, Shanghai TCH entered into an Equity Acquisition Agreement with Xi’an Taiying Energy Saving Technology Co., Ltd., a PRC company (“Xi’an Taiying”) and its three shareholders to purchase all of the issued and outstanding shares of stock of Xi’an Taiying. The purchase price for said shares shall consist of (i) 619,525 shares of common stock at an issuance price of $4.37 per share, (ii) 60,000,000 shares of Series A convertible stock and (iii) a cash payment of RMB 1,617,867,026 (approximately $247 million at a conversion rate of 1:6.55). The shares shall be issued within 15 business days after approval by the Board of Directors and/or shareholders of the Company and Nasdaq approval and the cash shall be paid in three tranches – RMB 390 million (approximately $59.5 million) within 10 days after the agreement is executed, RMB 300 million (approximately $45.8 million) by March 31, 2021 and RMB 927,867,026 (approximately $141.7 million) within 10 days after the shares of Xi’an Taiying are registered to Buyer. As of the date of this report, the Company has not obtained and there is no assurance that the Company will be able to obtain necessary approval to proceed with the transaction. In addition, the Company is currently renegotiating the payment terms with the sellers for paying less shares but does not know when the renegotiation will be completed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH (See note 1), 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2020. However, there was no revenue for the Company for the year ended December 31, 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the year ended December 31, 2020, the Company had a net income of $4.05 million based on receipts of accounts receivable which had previously been reserved as bad debt allowance and was reversed in 2020. For the year ended December 31, 2019, the Company had net loss of $8.77 million. The Company had an accumulated deficit of $43.03 million as of December 31, 2020. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, which is expected to resume production in July 2021. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. The Company had cash of $107.80 million as of December 31, 2020, and has raised additional $38.25 million in a private offering in March 2021. The Company’s cash flow forecast indicate it will have sufficient cash to funds its operations for the next 12 months from the date of issuance of these financial statements.

The historical operating results indicate the Company has recurring losses from operations which rise the question related to the Company’s ability to continue as a going concern. However, the Company had $107.80 million cash on hand at December 31, 2020 as a result of collection the full payment from all the projects that had been disposed earlier.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2020 and 2019, the Company did not sell any new power generating projects.

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

The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease, which is when the control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in ASC 606 - Revenue from contracts with customers. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of value-added tax.

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

The Company leased an office in Xi’an, China as the Company’s headquarter; upon adoption, the Company recognized total Right of Use Asset (“ROU”) of $116,917, with corresponding liabilities of $116,917 on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows. At December 31, 2020, the ROU was $0 as the lease was expired in November 2020.

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

Cash

Cash include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

As of December 31, 2020, the Company had gross accounts receivable of $342,974 of Erdos TCH for electricity sold. As of December 31, 2019, the Company had gross accounts receivable of $48.06 million; of which, $35.42 million was for transferring the ownership of Huayu and Shenqiu Phase I and II systems to Mr. Bai; $10.03 million was from the sales of CDQ and a CDQ WHPG system to Zhongtai, and $2.61 million accounts receivable of Erdos TCH for electricity sold. As of December 31, 2020, the Company had bad debt allowance of $34,297 for Erdos TCH due to the customer not making the payments as scheduled. As of December 31, 2019, the Company had bad debt allowance of $5,733,781 for Zhongtai and $261,430 for Erdos TCH due to the customer not making the payments as scheduled. During the year ended December 31, 2020, the Company recognized a reversal of the bad debt allowance of $6,031,058, of which $5,799,094 was for Zhongtai and $231,964 was for Erdos TCH as a result of payment collection from Zhongtai and Erdos TCH. As of December 31, 2020, the Company received the payment in full from all the projects which had been disposed earlier.

	2020	2019
Xuzhou Zhongtai project	$-	$10,034,116
Bai Chonggong (for Shenqiu and Huayu projects)	-	35,415,556
Xuzhou Tian’an project	-	-
Receivable of electricity sales of Erdos	342,974	2,614,299
Total accounts receivable	342,974	48,063,971
Bad debt allowance	(34,297)	(5,995,210)
Accounts receivable, net	308,677	$42,068,761

Interest Receivable on Sales Type Leases

As of December 31, 2020, the interest receivable on sales type leases was $0. As of December 31, 2019, the interest receivable on sales type leases was $5,245,244, mainly from recognized but not yet collected interest income for the Pucheng systems. The ownership of Pucheng systems was transferred to Pucheng as a result of full payment received by Xi’an TCH in January 2020.

Investment in sales-type leases, net

As of December 31, 2020, the Company had net investment in sales-type leases of $0. As of December 31, 2019, the Company had net investment in sales-type leases of $8,287,560 (after bad debt allowance for investment in sales-type leases of $24,416,441 for the Pucheng system). The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$77,000) per bank. Any balance over RMB 500,000 (US$77,000) per bank in PRC will not be covered. At December 31, 2020, cash held in the PRC bank of $107,510,548 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the years ended December 31, 2020 and 2019.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2020 and 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2020 and 2019, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the years ended December 31, 2020 and 2019, the basic and diluted loss per share were the same due to the anti-dilutive features of the warrants and options. For the years ended December 31, 2020 and 2019, 31,311 shares and 406,764 shares (post-reverse stock split), respectively; purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. INVESTMENT IN SALES-TYPE LEASES, NET

Under sales-type leases, as of December 31, 2019, Xi’an TCH leases BMPG systems to Pucheng (Phase I and II, 15 and 11 year terms, respectively); The components of the net investment in sales-type leases as of December 31, 2020 and 2019 are as follows:

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

4. OTHER RECEIVABLES

As of December 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,663, bearing no interest, payable upon demand, ii) advance to employees of $11,011, iii) advance to suppliers of $4,791 and (iv) others of $12,222 including social insurance receivable of $4,579. As of December 31, 2019, other receivables mainly consisted of (i) advances to third parties of $7,167, bearing no interest, payable upon demand, (ii) tax and maintenance cost receivable of $1,001,527 for Xi’an TCH, and iii) others of $22,449.

5. ASSET SUBJECT TO BUYBACK AND CONSTRUCTION IN PROGRESS

Asset subject to buyback

As of December 31, 2020 and 2019, the Company had asset subject to buyback of $28.92 million and $27.04 million, respectively, which was for the Chengli project.

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

As of December 31, 2020 and 2019, the Company’s construction in progress included:

	2020	2019
Xuzhou Tian’an	$-	$37,759,277
Less: assets impairment allowance	-	(13,935,075)
Total	$-	$23,824,202

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including $0.6 million VAT (total of $24.37 million) in three installment payments. The Company recorded impairment loss of $13.9 million as of December 31, 2019. The 1st installment payment of RMB 50 million ($7.17 million) was to be paid within 20 working days after the contract was signed. The 2nd installment payment of RMB 50 million ($7.17 million) was to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.03 million) was to be paid before December 31, 2020. As of December 31, 2020, the Company received the payment in full for Tian’an Project.

6. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Income tax – current	$2,746,757	$2,118,432
Value-added tax	322,652	1,708,298
Other taxes	76,203	260,912
Total – current	3,145,612	4,087,642
Income tax – noncurrent	$5,174,625	$5,782,625

Income tax payable included $7.61 million ($2.44 million included in current above and $5.17 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Education and union fund and social insurance payable	$373,740	$843,807
Consulting and legal expenses	31,090	40,602
Accrued payroll and welfare	255,278	254,882
Other	66,588	45,460
Total	$726,696	$1,184,751

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

As of December 31, 2020 and 2019, net deferred tax assets consisted of the following:

	2020	2019
Non-current deferred tax assets
Accrued expenses	$70,019	$189,050
Interest income in sales-type leases on cash basis	-	853,265
Depreciation of fixed assets	-	2,938,605
Assets impairment loss	-	7,537,556
Write-off Erdos TCH net investment in sales-type leases	6,155,300	6,349,604
US NOL	254,035	3,246,655
PRC NOL	10,849,690	10,424,558

Non-current deferred tax liabilities
Net investment in sales-type leases	-	(6,685,021)

Net non-current deferred tax assets	17,329,044	24,854,272
Less: valuation allowance for deferred tax assets	(17,329,044)	(24,854,272)
Non-current deferred tax assets, net	$-	$-

9. LOANS PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF Fund was established in July 2013 with a total fund size of RMB 460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund was to receive interest from Zhonghong for the HYREF Fund’s debt investment. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with an interest rate of 12.5%. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); while on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). During the term, Zhonghong was to maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. As of December 31, 2019, the interest payable for this loan was $8.20 million and the outstanding balance for this loan was $20.77 million including a non-current portion of $0.29 million. As of December 31, 2020, the interest payable for this loan was $10.14 million and the outstanding balance for this loan was $22.20 million including a non-current portion of $0.30 million. The Company recorded interest expense of $1.30 million and $1.72 million for the years ended December 31, 2020 and 2019.

Repayment of HYREF loan

1. Transfer of Chengli project as partial repayment

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF, the transfer of which was completed on January 22, 2019.

Xi’an TCH is a secondary limited partner of HYREF. The fair value of the CDQ WHPG station applied in the transfer was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018. However, per the discussion below, Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai (the “Buyers”) entered into a Buy Back Agreement, also agreed to buy back the Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, the Company kept the Chengli project in its books as assets subject to buyback and kept the loan payable in its book under ASC 405-20-40-1 as of December 31, 2020 and 2019.

2. Buy Back Agreement

On December 29, 2018, Xi’an TCH, Xi’an Zhonghong, HYREF, Guohua Ku, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) entered into a Buy Back Agreement.

Pursuant to the Buy Back Agreement, the Buyers jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 5 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity was based on the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. The buy-back price for the Station was based on the higher of (i) the fair value of the Station on the date transferred; or (ii) the loan balance at the date of the transfer plus interest accrued through that date. HYREF could request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019.

The Company might be contingently liable for the difference between the fair value of the transferred asset and the loan and related interest if the fair value of the transferred asset at the time of the exercise of the buyback option is higher than the loan and related accrued interest. Based on an appraisal, as of December 31, 2020, the asset was valued at $27.97 million while the loan and related interest was $32.35 million.

On April 9, 2021, the buyers and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station (also see Note 19).

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

On December 29, 2018, Xi’an TCH, Hongyuan Huifu and Fund Management Company entered into a supplemental agreement to the Share Transfer Agreement. Xi’an TCH owes the Fund Management Company RMB 18,306,667 ($2,672,000) in financial advisory fees, and the parties agreed that the Fund Management Company Transfer Price could be used to offset the outstanding financial advisory fees. Upon the completion of this transaction, the Fund Management Company owed RMB 3,453,867 ($502,400) to Hongyuan Huifu, and Xi’an TCH owed RMB 14,852,800 ($2,168,000) to the Fund Management Company. As of December 31, 2020, Xi’an TCH paid in full of $2,168,000 to the Fund Management Company.

4. HYREF Fund transferred 10% ownership in Xi’an Zhonghong to Shanghai TCH (Long-Term Payable)

On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF agreed to transfer its 10% ownership in Xi’an Zhonghong to Shanghai TCH for RMB 3 million ($460,000), and was recorded as long-term payable in the Company’s balance sheet. On January 22, 2019, Hongyuan Huifu completed the transfer of its 10% ownership in Xi’an Zhonghong to Shanghai TCH, Xi’an Zhonghong then became a 100% subsidiary of the Company. The Company did not record any gain or loss for this purchase as the controlling interest did not change.

5. Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement, pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million) and Xi’an TCH transferred two Biomass Power Generation Projects in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). Mr. Bai agreed to transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the RMB 247,066,000 ($36.07 million) loan made by Xi’an Zhonghong to HYREF as consideration for the transfer of the Xuzhou Huayu Project and Shenqiu Phase I and II Projects.

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of December 31, 2020, the Company has received the full payment of RMB 247 million ($36.28 million) from Mr. Bai.

6. The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner, and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

A reconciliation of repayment of HYREF loan (entrusted loan) by three Projects at December 31, 2020 was as follows:

Transfer price for Chengli Project	$28,910,696	Entrusted loan payable at December 31, 2020, net with Xi’an TCH investment in entrusted loan (current and noncurrent)	$22,203,262
Transfer price for Xuzhou Huayu Project	18,391,086	Interest payable on entrusted loan at December 31, 2020	10,144,228
Transfer price for Shenqiu Phase I and II Projects	19,474,015	Add back: Xi’an TCH investment in entrusted loan	11,494,429
		Less: interest accrued from September 20, 2018 to December 31, 2020 (cut-off date for interest calculation for repayment was September 20, 2018)	(3,130,276)
		Less: portion of loan with repayment due date extended to year 2023	(11,800,947)

		Add back: interest & penalty repaid by Xi’an TCH	9,186,358
		Add back: loan principle repaid by Xi’an TCH	28,678,743
	$66,775,797		$66,775,797

10. REFUNDABLE DEPOSITS FROM CUSTOMERS FOR SYSTEMS LEASING

As of December 31, 2020 and 2019, the balance of refundable deposits from customers for systems leasing was $0 and $544,709 (for Pucheng systems), respectively.

11. RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the Company had $28,440 and $41,174, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

Pursuant to an Exchange Agreement dated April 14, 2019 (the “Exchange Agreement”), the Company and Iliad Research and Trading, L.P. agreed to exchange the above two notes (the “Original Notes”) with two new promissory notes (the “Exchange Notes”). Upon execution of the agreement, the notes holder surrendered the Convertible Notes to the Company and the Company issued to the holder the Exchange Notes. Upon surrender, the two Convertible Notes were cancelled and the remaining amount owed to Holder hereafter be evidenced solely by the Exchange Notes ($1,173,480 and $ 1,165,379 for the January and February 2019 notes, respectively). All outstanding principal and accrued interest on the Exchange Notes will become due and payable on January 31, 2021 and February 27, 2021, respectively. The Exchange Notes bore interest at 8% and did not grant conversion options to the Purchaser. The Company’s obligations under the Exchange Notes could be prepaid at any time, provided that in such circumstance the Company would have paid 125% of any amounts outstanding under the Exchange Notes. Beginning on the date that is six months from the issue date of the respective Original Notes (the “Issue Dates”) and at any time thereafter until the Exchange Notes are paid in full, Purchaser shall have the right to redeem up to $750,000 of the outstanding balance during months six to eight following the respective Issue Date and any amount thereafter. The exchange of the Convertible Notes with Promissory Notes did not cause substantially different terms, and did not meet the conditions described in ASC 405-20-40-1, and therefore was accounted for as a modification and not an extinguishment; accordingly, the Company did not recognize any gain or loss for the exchange of the notes under ASC 470-50-40-8. During the year ended December 31, 2020, the Company amortized OID of $56,250 and recorded $80,204 interest expense. During the year ended December 31, 2019, the Company amortized OID of $43,750 and recorded $368,362 interest expense (including $106,680 and $105,944 in exchange fees, respectively) for these two notes.

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

During the second quarter of 2020, Company entered into four Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreement, the Company and Lender partitioned four new Promissory Notes in the original total principal amount of $819,586 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of total 304,710 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $49,837 gain on conversion of these portion of the note. In addition, the investor also made adjustments of $145,000 to increase the principle of the notes during the second quarter of 2020 under the term of the September 11th forbearance agreement and the amendment to forbearance agreement dated on December 16, 2019. These transactions were recorded as credit to additional paid in capital of $769,749, which was the difference between Note conversion of $819,586 and gain on conversion of $49,837. The $49,837 gain on conversion and $145,000 principal adjustment discussed above resulted in a net loss on note redemption / conversion of $95,163 in the statement of operations.

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

During the fourth quarter of 2020, Company entered into three Exchange Agreements with Iliad Research and Trading, L.P. Pursuant to the Agreements, the Company and Lender partitioned three new Promissory Notes in the original total principal amount of $600,000 from a Promissory Note issued by the Company on April 14, 2019. The Company and Lender exchanged the Partitioned Note for the delivery of total 175,904 shares (post-reverse stock split) of the Company’s Common Stock. The Company recorded $5,540 loss on conversion of these portion of the note. As of December 31, 2020, two Notes that were issued in January and February 2019 were repaid in full by the Company’s shares.

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount of $150,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. During the year ended December 31, 2020, the Company amortized OID of $5,645 and recorded $18,968 interest expense on this Note.

13. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

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

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the years ended December 31, 2020 and 2019:

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2019	212,404	$14.1	5.29
Exercisable at January 1, 2019	212,404	$14.1	5.29
Granted	193,460	9.5	5.25
Exchanged	(375,454)	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	30,411	14.0	4.21
Exercisable at December 31, 2019	30,411	14.0	4.21
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	30,411	$14.0	3.21
Exercisable at December 31, 2020	30,411	$14.0	3.21

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

14. INCOME TAX

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under Chinese tax law, the tax treatment of finance and sales-type leases is similar to US GAAP. However, the local tax bureau continues to treat the Company’s sales-type leases as operating leases. Accordingly, the Company recorded deferred income taxes.

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

The US parent company, CREG is taxed in the US and, as of December 31, 2020, had net operating loss (“NOL”) carry forwards for income taxes of $1.21 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2020, the Company’s PRC subsidiaries had $43.40 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Xi’an TCH, Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
U.S. statutory rates	21.0%	(21.0)%
Tax rate difference – current provision	5.1%	(3.4)%
Reversal of temporary difference due to disposal of Shenqiu	-%	(18.8)%
Permanent differences	2.9%	2.0%
Change in valuation allowance	(29.0)%	15.6%
Tax (benefit) per financial statements	-%	(25.6)%

The provision for income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$-	$-
Income tax benefit – deferred	-	(3,024,807)
Total income tax benefit	$-	$(3,024,807)

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

The following table summarizes option activity with respect to employees and independent directors, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2019	900	$54.3	5.41
Exercisable at January 1, 2019	900	$54.3	5.41
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2019	900	54.3	4.41
Exercisable at December 31, 2019	900	54.3	4.41
Granted	-	-	-
Exercised	-	-	-
Expired	(400)	102.0	-
Outstanding at December 31, 2020	500	$16.1	6.32
Exercisable at December 31, 2020	500	$54.3	6.32

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

During the year ended December 31, 2020, the Company transferred $629,330, which is 10% of Xi’an TCH’s net income to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2020 and 2019:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2020	Statutory reserve at December 31, 2019

Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,700,706 ($11,236,314)	¥69,359,820 ($10,606,984)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

18. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance. This lease was expired in November 2020. The Company entered a new lease contract for the same location for a period from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

For the years ended December 31, 2020 and 2019, the rental expense of the Company was $61,508 and $86,874 (including Beijing office rent of $19,674), respectively.

The Company adopted ASC 842 on CFS on January 1, 2019. The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Year Ended
December 31, 2020
Operating lease cost – amortization of ROU	$54,694
Operating lease cost – interest expense on lease liability	$825
Weighted Average Remaining Lease Term - Operating leases	-
Weighted Average Discount Rate - Operating leases	3%

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with Yongjiang Shi, the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,300). The Company will grant the CFO no less than 5,000 shares of the Company’s Common Stock annually.

Investment Banking Engagement Agreement

On October 10, 2019, the Company entered an investment banking engagement agreement with an investment banker firm to engage them as the exclusive lead underwriter for a registered securities offering of up to $20 million. The Company shall pay to the investment banker an equity retainer fee of 15,000 shares (post-reverse stock split) of the restricted Common Stock of the Company (10,000 shares was issued within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). The agreement expired in March 2021.

19. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchaser is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing.

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an original issue discount of $250,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company.

On April 9, 20201, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 shall be terminated upon the effective date of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. The Company will record a gain of approximately $4.8 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan resulting from the termination of the buy-back agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2020, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	59	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	46	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	43	Secretary
Yan Zhan	47	Director
Xiaoping Guo(1)	68	Independent Director
Zhongli Liu(1)	61	Independent Director
LuLu Sun(1)	42	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Mr. Yan Zhan was appointed as a director of the company on March 16, 2021. He has worked for Xi’an TCH Energy Technology Co., Ltd., our wholly-owned subsidiary in the PRC, since May 2013 and he has served as the Chief Sales Officer since June 2016. Mr. Zhan obtained his junior college diploma majored in Manufacturing Processes and Equipment from Northwestern Polytechnical University in September 1995. After his graduation, he served as the head of production department of Xi’An Kanghuamen Factory from 1995 to 1996. Mr. Zhan studied and taught at Shanxi Educational College from 1996 to 1998. From 1998 to 2004, he served as the sales manager of Xi’An Equipment Import and Export Company, after which he served as the general manager of Shanxi Wanding Yandong Technology Co., Limited from 2004 to 2013. In nominating Mr. Zhan for election as a director, our Board focused on his past marketing and sales experience and technical knowledge in the energy recycling industry and his knowledge of the operations of the Company as a member of management.

Mr. Xiaoping Guo was appointed as a director on June 1, 2017. Mr. Guo has served as the assistant to the president of Datang New Energy Co., Ltd., since 2010. Mr. Guo received his bachelor degree from the Xi’an Jiaotong University in 1977, and his master’s degree in systems engineering from the same school in 2000. Mr. Guo’s extensive project engineering and development experience, as well as his management experience, qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Mr Zhongli Liu was appointed as a director on March 6, 2020. Mr. Liu was also appointed as the Chairman of the Audit Committee and a member of the Compensation, Nominating and Corporate Governance Committees. Mr. Liu served as the inspector to be in charge of securities inspection at Shaanxi Supervision Bureau of China Securities Regulatory Commission from 1999 to September 2019. He worked as the head of department of economics and management, professor, chief of scientific research at Xi’an Finance and Economics University from 1984 to 1998. Since July 2017, he served as the independent director of the Board at China Haiseng Fresh Fruit Juice Co., Ltd. (00359.HK). Mr. Liu studied industrial economy management at Xi’an Jiaotong University from September 1978 to July 1982 and was awarded his his bachelor’s degree of finance in 1982. He studied planning economics at Renmin University of China from 1982 to 1984 and was awarded his master’s degree of finance in 1984. Mr. Liu’s significant financial expertise qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Ms. LuLu Sun was appointed as a director on August 5, 2015. Ms. Sun serves as Marketing Director for Net Engine Power Tech. Ltd. Co. in China from June 2013 to present and she was the New Media Business Development Director for Rayli Magazine in China from June 2009 to May 2013. From July 2002 to May 2009, Ms. Sun was the Business Development Project Manager for Sina Mobile in China. Ms. Sun’s extensive experience in marketing and business development in China qualifies her to serve on our Board and led the Board to conclude that she should be nominated as a director.

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

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by writing to the attention of Ms. Adeline Gu, our Secretary, at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, 710075 China.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2020 and 2019, by those individuals who served as our Chief Executive Officer, or Chief Financial Officer during any part of fiscal year 2020 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position Year		($)	($)	($)	($)(4)	($)	($)	($)	($)
Guohua Ku(1)	2020	33,078	--	--	--	--	--	--	33,078
Chief Executive Officer and Chairman of the Board	2019	33,078	--	--		--	--	--	33,078
Yongjiang (Jackie) Shi(2)	2020	26,585	--	--	--	--	--	--	26,585
Chief Financial Officer	2019	2,462	--	--	--	--	--	--	2,462
Binfeng (Adeline) Gu	2020	22,648							22648
Secretary	2019	22,648							22648

1.	Guohua Ku was appointed as Chief Executive Officer of the Company on December 10, 2008.

2.	Yongjiang (Jackie) Shi was appointed as Chief Financial Officer and Vice President of the Company on December 16, 2019.

Narrative to Summary Compensation Table

During the 2020 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

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

Mr. Yongjiang Shi entered into an employment agreement with the Company on December 16, 2019, effective as of December 20, 2019, in connection with his appointment to serve as the Chief Financial Officer of the Company. Pursuant to the terms of Mr. Shi’s employment agreement, he receives a cash compensation in the amount of RMB 16,000 (approximately $2,300) per month for his service as the CFO and Vice President and is also entitled to receive an annual equity award of at least 5,000 shares of common stock of the Company. The term of the employment agreement is for 24 months and may be renewed for an additional term by the Company upon 30-day notice prior to its termination. This employment agreement may be terminated by the Company or Mr. Shi at any time without any prior notice.

In connection with her appointment as Chief Financial Officer and Secretary, the Company entered into an employment agreement with Ms. Gu on September 28, 2016. Pursuant to the terms of the employment agreement, Ms. Gu will receive compensation in the amount of RMB 10,000 (approximately $1,538) per month plus stock options for no less than 5,000 shares of common stock of the Company each year to be issued under the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) with the specific terms of the options to be determined by the Compensation Committee of the Board in the future. The term of the employment agreement is for two years, starting on September 28, 2016. The Compensation Committee approved the grant of an option to Ms. Gu to purchase 5,000 shares of the Company’s common stock on April 27, 2017. On September 28, 2018, the Company and Ms. Gu agreed to renew Ms. Gu’s employment agreement for an additional two-year term. Ms. Gu receives a salary of RMB 144,000 ($22,052) annually for her service as CFO. Ms. Gu resigned from her position as the Chief Financial Officer of the Company on December 13, 2019. She remains as the Secretary of the Company.

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

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2020 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)(1)	($)(1)	($)(1)	($)	Earnings	($)	($)
LuLu Sun(2)	$7692						$7692
Xiaoping Guo(3)	$7692						$7692
Xiaogang Zhu(3)	$1000						$1000
Zhongli Liu(4)	$7692						$7692

1.	In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non–employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2020 fiscal year. There were no option awards outstanding as of December 31, 2020, for any of the non-employee directors.

2.	Ms. LuLu Sun was appointed to the Board on August 5, 2015.

3.	Messrs. Guo and Zhu were appointed as directors effective June 1, 2017. Mr. Zhu resigned from the Board effective March 5, 2020.

4.	Mr. Liu was appointed to the Board on March 6, 2020 to fill the vacancy resulted from the resignation of Xiaogang Zhu.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information provided to us by each of the following as of the date of this report (unless otherwise indicated) regarding their beneficial ownership of our common stock:

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

Common Stock Beneficially Owned	Number of Shares		Percent of Class
Directors and Named Executive Officers
Guohua Ku	344,477		10.84%
Yongjiang (Jackie) Shi	0	(1)	*
Adeline Gu	500	(2)	*
Yan Zhan	0		*
Xiaoping Guo	0		*
Zhongli Liu	0		*
LuLu Sun	0		*
All executive officers and directors as a group (7 persons)	344,977		10.86%
5% Stockholders
Great Essential Investment, Ltd.(3)	80,000		2.52%

*	Less than one percent (1%) of outstanding shares.

1.	Excludes at least 5,000 shares issuable to Mr. Shi annually pursuant to the term of his employment agreement with the Company.

2.	Represents 500 shares of common stock subject to currently exercisable stock options.

3.	The address for Great Essential Investment, Ltd. is Akara Building, 24 De Castro Street, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2020, we have not issued any shares of common stock under the 2015 Plan.

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

As of December 31, 2020 and 2019, the Company had $28,440 and $41,174, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Prager Metis is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal years ended December 31, 2020 and 2019. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal years ended December 31, 2020 and 2019 by Prager Metis.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Prager Metis CPA’s

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$190,528	$144,298
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$190,528	$144,298

Audit Fees for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Prager Metis CPA.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fourth Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 25, 2009).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2*	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010). †

10.4	Employment Agreement between the Company and Guohua Ku (filed as Exhibit 10.29 on the Company’s Registration Statement on Form 10, filed on February 5, 2010). †

10.5	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.6	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.8	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.12	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.13	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.14	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.15	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.16	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.17	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.18	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.20	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.21	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.22	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.26	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).†

10.27	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.28	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.31	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.32	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.35	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.38*	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020

10.39*	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.40*	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41*	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.42*	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1*	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Recycling Energy Corporation

Date: April 15, 2021	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2021	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	April 15, 2021
Guohua Ku

/s/ Xiaoping Guo	Director	April 15, 2021
Xiaoping Guo

/s/ Yan Zhan	Director	April 15, 2021
Yan Zhan

/s/ LuLu Sun	Director	April 15, 2021
LuLu Sun

/s/ Zhongli Liu	Director	April 15, 2021
Zhongli Liu