Form 10-Q
period 2021-03-31
CHINA RECYCLING ENERGY CORP
filed 2021-05-17
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 17, 2021, there were 6,437,050 shares of the registrant’s common stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2021	DECEMBER 31, 2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$144,071,303	$107,804,013
Accounts receivable, net	306,498	308,677
VAT receivable	183,978	-
Prepaid expenses	54,225	55,420
Other receivables	30,513	35,687
Total current assets	144,646,517	108,203,797

NON-CURRENT ASSETS
Long term deposit	16,680	16,799
Operating lease right-of-use assets, net	173,502	-
Asset subject to buyback	28,712,742	28,916,924
Total non-current assets	28,902,924	28,933,723

TOTAL ASSETS	$173,549,441	$137,137,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$75,537	$76,074
Taxes payable	2,744,649	3,145,612
Accrued interest on notes	81,968	18,968
Notes payable, net of unamortized OID of $125,605 and $144,355, respectively	3,024,395	3,005,645
Accrued liabilities and other payables	697,517	726,696
Operating lease liability	96,422	-
Due to related parties	28,466	28,440
Interest payable on entrusted loans	10,072,599	10,144,228
Entrusted loan payable	21,742,131	21,896,744
Total current liabilities	38,563,684	39,042,407

NONCURRENT LIABILITIES
Income tax payable	5,174,625	5,174,625
Operating lease liability	60,400	-
Long term payable	456,531	459,777
Entrusted loan payable	304,354	306,518
Total noncurrent liabilities	5,995,910	5,940,920

Total liabilities	44,559,594	44,983,327

CONTINGENCIES AND COMMITMENTS (NOTE 15 & 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 3,177,050 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3,177	3,177
Shares to be issued	38,253,041	-
Additional paid in capital	119,748,999	119,748,999
Statutory reserve	15,156,580	15,155,042
Accumulated other comprehensive income (loss)	(866,723)	273,440
Accumulated deficit	(43,305,227)	(43,026,465)
Total Company stockholders’ equity	128,989,847	92,154,193

TOTAL LIABILITIES AND EQUITY	$173,549,441	$137,137,520

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
General and administrative	273,092	154,178
Total operating expenses	273,092	154,178

Loss from operations	(273,092)	(154,178)

Non-operating income (expenses)
Loss on note conversion	-	(103,167)
Interest income	83,696	27,006
Interest expense	(82,086)	(355,244)
Other expense, net	(617)	(12,968)
Total non-operating income (expenses), net	993	(444,373)

Loss before income tax	(272,099)	(598,551)

Income tax expense	5,125	-

Net loss	(277,224)	(598,551)

Other comprehensive items
Foreign currency translation loss	(1,140,163)	(1,341,276)

Comprehensive loss	$(1,417,387)	$(1,939,827)

Basic and diluted weighted average shares outstanding	3,177,050	2,135,340

Basic and diluted loss per share	$(0.09)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Shares to	Paid in	Statutory	Other Comprehensive (Loss) /	Accumulated
	Shares	Amount	be issued	Capital	Reserves	Income	Deficit	Total
Balance at December 31, 2020	3,177,050	$3,177	$-	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss	-	-	-	-	-	-	(277,224)	(277,224)

Shares to be issued	-	-	38,253,041	-	-	-	-	38,253,041

Transfer to Statutory Reserves	-	-	-	-	1,538	-	(1,538)	-

Foreign currency translation loss	-	-	-	-	-	(1,140,163)	-	(1,140,163)

Balance at March 31, 2021	3,177,050	$3,177	$38,253,041	$199,748,999	$15,156,580	$(866,723)	$(43,305,227)	$128,989,847

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546

Net loss	-	-	-	-	-	(598,551)	(598,551)
							-
Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999

Conversion of long-term notes into common shares	143,333	143	533,024	-	-	-	533,167

Foreign currency translation loss	-	-	-	-	(1,341,276)	-	(1,341,276)

Balance at March 31, 2020	2,179,387	$2,179	$117,226,394	$14,525,712	$(7,473,890)	$(47,046,510)	$77,233,885

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277,224)	$(598,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of notes	18,750	12,500
Stock compensation expense	-	10,999
Operating lease expenses	16,903	16,374
Loss on note conversion	-	103,167
Changes in assets and liabilities:
Collection of principal and interest on sales type leases for Pucheng systems	-	13,984,746
Accounts receivable	-	25,791,539
Prepaid expenses	2,861	926
Other receivables	2,995	911
Taxes payable	(587,673)	818
Payment of lease liability	(33,807)	(15,705)
Interest payable on entrusted loan	-	320,095
Accrued liabilities and other payables	38,139	22,701
Net cash provided by (used in) operating activities	(819,056)	39,650,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares to be issued	38,253,041	-
Net cash provided by financing activities	38,253,041	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,166,695)	(843,328)

NET INCREASE IN CASH	36,267,290	38,807,192
CASH, BEGINNING OF PERIOD	107,804,013	16,221,297
CASH, END OF PERIOD	$144,071,303	$55,028,489

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Transfer of Tian’an project from construction in progress to accounts receivable	$-	$23,814,532
Adoption of ASC 842-right-of-use asset	$190,817	$-
Adoption of ASC 842-operating lease liability	$190,817	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$-	$430,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of March 31, 2021 is as follows:

China Recycling Energy Corporation
100%
100%
Sifang Holdings Co., Ltd.
Shanghai Yinghua Financial Leasing Co., Ltd.
100%
100%
Shaanxi Huahong New Energy Technology Co., Ltd.
Shanghai TCH Energy Technology Co., Ltd.
100%
Xi'an TCH Energy Technology Co., Ltd.
100%
100%
16.3%
90%
10%
Erdos TCH Energy Saving Development Co., Ltd.
Zhongxun Energy Investment (Beijing) Co., Ltd
Beijing Hongyuan Recycling Energy Investment Center (Limited Partner)
Xi'an Zhonghong Energy Technology Co., Ltd.

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP. Erdos and the municipal government are currently under discussion for seeking the solution of achieving the energy saving target. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume.

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

As repayment for a loan made by Xi’an Zhonghong to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) on January 10, 2019 (see further discussion in Note 8); on January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai (or “Mr. Bai”), a resident of China, entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an TCH transferred two BMGP in Shenqiu (“Shenqiu Phase I and II Projects”) to Mr. Bai for RMB 127,066,000 ($18.55 million). As consideration for the transfer of the Shenqiu Phase I and II Projects to Mr. Bai (Note 8), Mr. Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) to Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF”) as repayment for a loan made by Xi’an Zhonghong to HYREF on January 10, 2019. The transfer of the projects was completed on February 15, 2019. The Company recorded $208,359 loss from the transfer during the year ended December 31, 2019. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Shenqiu system and Huayu system. However, Xi’an Hanneng was not able to obtain all the Huaxin shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties therefore agreed to have Mr. Bai instead make a payment in cash for the transfer price of Shenqiu (see Note 8 for detail).

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed January 22, 2019, at which time the Company recorded a $624,133 loss from this transfer. Since the original terms of the Buy Back Agreement are still valid, and the Buy Back possibility could occur; therefore, the loan principal and interest and the corresponding asset of the Station cannot be derecognized due to the existence of Buy Back clauses (see Note 8 for detail).

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

On January 4, 2019, Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai entered into a Projects Transfer Agreement (the “Agreement”), pursuant to which Xi’an Zhonghong transferred a CDQ WHPG station (under construction) located in Xuzhou City for Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu Project”) to Mr. Bai for RMB 120,000,000 ($17.52 million). Mr. Bai agreed that as consideration for the transfer of the Xuzhou Huayu Project to him, as well as Shenqiu discussed above, he would transfer all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan made by Xi’an Zhonghong to HYREF. (Note 8). The transfer of the project was completed on February 15, 2019. The Company recorded $397,033 loss from this transfer during the year ended December 31, 2019. On January 10, 2019, Mr. Chonggong Bai transferred all the equity shares of his wholly owned company, Xi’an Hanneng, to HYREF as repayment for the loan. Xi’an Hanneng was expected to own 47,150,000 shares of Xi’an Huaxin New Energy Co., Ltd for the repayment of Huayu system and Shenqiu system. As of September 30, 2019, Xi’an Hanneng already owned 29,948,000 shares of Huaxin, but was not able to obtain the remaining 17,202,000 shares due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report. On December 20, 2019, Mr. Bai and all the related parties agreed to have Mr. Bai instead making a payment in cash for the transfer price of Huayu (see Note 8 for detail).

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

In March 2016, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Zhongtai and Xi’an Huaxin (the “Transfer Agreement”). Under the Transfer Agreement, Xi’an TCH agreed to transfer to Zhongtai all of the assets associated with the CDQ Waste Heat Power Generation Project (the “Project”), which is under construction pursuant to the Zhongtai Agreement. Additionally, Xi’an TCH agreed to transfer to Zhongtai the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. Xi’an Huaxin will continue to construct and complete the Project and Xi’an TCH agreed to transfer all its rights and obligations under the EPC Contract to Zhongtai. As consideration for the transfer of the Project, Zhongtai agreed to pay to Xi’an TCH RMB 167,360,000 ($25.77 million) including (i) RMB 152,360,000 ($23.46 million) for the construction of the Project; and (ii) RMB 15,000,000 ($2.31 million) as payment for partial loan interest accrued during the construction period. Those amounts have been, or will be, paid by Zhongtai to Xi’an TCH according to the following schedule: (a) RMB 50,000,000 ($7.70 million) was to be paid within 20 business days after the Transfer Agreement was signed; (b) RMB 30,000,000 ($4.32 million) was to be paid within 20 business days after the Project was completed, but no later than July 30, 2016; and (c) RMB 87,360,000 ($13.45 million) was to be paid no later than July 30, 2017. Xuzhou Taifa Special Steel Technology Co., Ltd. (“Xuzhou Taifa”) guaranteed the payments from Zhongtai to Xi’an TCH. The ownership of the Project was conditionally transferred to Zhongtai following the initial payment of RMB 50,000,000 ($7.70 million) by Zhongtai to Xi’an TCH and the full ownership of the Project will be officially transferred to Zhongtai after it completes all payments pursuant to the Transfer Agreement. The Company recorded a $2.82 million loss from this transaction in 2016. In 2016, Xi’an TCH had received the first payment of $7.70 million and the second payment of $4.32 million. However, the Company received a repayment commitment letter from Zhongtai on February 23, 2018, in which Zhongtai committed to pay the remaining payment of RMB 87,360,000 ($13.45 million) no later than the end of July 2018; in July 2018, Zhongtai and the Company reached a further oral agreement to extend the repayment term of RMB 87,360,000 ($13.45 million) by another two to three months. In January 2020, Zhongtai paid RMB 10 million ($1.41 million); in March 2020, Zhongtai paid RMB 20 million ($2.82 million); in June 2020, Zhongtai paid RMB 10 million ($1.41 million); and in December 2020, Zhongtai paid RMB 30 million ($4.28 million), which was payment in full. Accordingly, the Company reversed the bad debt expense of $5.80 million in 2020 which had been recorded earlier.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2021. However, there was no revenue for the Company for the three months ended March 31, 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2021, the Company had a net loss of $0.28 million. For the three months ended March 31, 2020, the Company had net loss of $0.60 million. The Company had an accumulated deficit of $43.31 million as of March 31, 2021. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the five power generating systems are currently ceased production for seeking the solution of meeting the energy saving target. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies. The Company had cash of $144.07 million as of March 31, 2021. The Company’s cash flow forecast indicate it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these financial statements.

The historical operating results indicate the Company has recurring losses from operations which rise the question related to the Company’s ability to continue as a going concern. However, the Company had $144.07 million cash on hand at March 31, 2021 as a result of collections of the full payments from all the projects that had been disposed earlier.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2021 and 2020, the Company did not sell any new power generating projects.

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

Operating Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The lease has remaining lease term of approximately 2.75 years. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. At March 31, 2021, the ROU was $173,502.The Company recognized no impairment of ROU assets as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, the Company had gross accounts receivable of $340,553 and $342,974 of Erdos TCH for electricity sold, respectively. As of March 31, 2021 and December 31, 2020, the Company had bad debt allowance of $34,055 and $34,297 for Erdos TCH due to the customer not making the payments as scheduled, respectively.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$76,000) per bank. Any balance over RMB 500,000 (US$76,000) per bank in PRC will not be covered. At March 31, 2021, cash held in the PRC bank of $143,935,525 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the three months ended March 31, 2021 and 2020.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At March 31, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2021 and December 31, 2020, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the three months ended March 31, 2021 and 2020, the basic and diluted loss per share were the same due to the anti-dilutive features of the warrants and options. For the three months ended March 31, 2021 and 2020, 31,311 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. OTHER RECEIVABLES

As of March 31, 2021, other receivables mainly consisted of (i) advances to third parties of $7,609, bearing no interest, payable upon demand, ii) advance to employees of $7,584, iii) advance to suppliers of $2,737 and (iv) others of $12,583 including social insurance receivable of $5,083.

As of December 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,663, bearing no interest, payable upon demand, ii) advance to employees of $11,011, iii) advance to suppliers of $4,791 and (iv) others of $12,222 including social insurance receivable of $4,579.

4. ASSET SUBJECT TO BUYBACK

As of March 31, 2021 and December 31, 2020, the Company had asset subject to buyback of $28.71 million and $28.92 million, respectively, which was for the Chengli project.

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as the partial repayment for the loan and accrued interest of RMB 188,639,400 ($27.54 million) to HYREF (see Note 8). However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project recognized in its CFS as of March 31, 2021 and December 31, 2020.

5. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2021 and 2020:

	2021	2020
Income tax – current	$2,744,539	$2,746,757
Value-added tax	-	322,652
Other taxes	111	76,203
Total – current	2,744,649	3,145,612
Income tax – noncurrent	$5,174,625	$5,174,625

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

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2021 and December 31, 2020:

	2021	2020
Education and union fund and social insurance payable	$371,102	$373,740
Consulting and legal expenses	31,090	31,090
Accrued payroll and welfare	253,597	255,278
Other	41,728	66,588
Total	$697,517	$726,696

7. DEFERRED TAX, NET

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

As of March 31, 2021 and December 31, 2020, deferred tax assets consisted of the following:

	2021	2020
Accrued expenses	$69,525	$70,019
Write-off Erdos TCH net investment in sales-type leases	5,954,586	6,155,300
US NOL	310,424	254,035
PRC NOL	10,934,511	10,849,690
Total deferred tax assets	17,269,047	17,329,044
Less: valuation allowance for deferred tax assets	(17,269,047)	(17,329,044)
Deferred tax assets, net	$-	$-

8. LOAN PAYABLE

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with an interest rate of 12.5%. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); while on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). During the term, Zhonghong was to maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. As of March 31, 2021, the interest payable for this loan was $10.07 million and the outstanding balance for this loan was $22.05 million including a non-current portion of $0.30 million. As of December 31, 2020, the interest payable for this loan was $10.14 million and the outstanding balance for this loan was $22.20 million including a non-current portion of $0.30 million.

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

Xi’an TCH is a secondary limited partner of HYREF. The fair value of the CDQ WHPG station applied in the transfer was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018. However, per the discussion below, Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai (the “Buyers”) entered into a Buy Back Agreement, also agreed to buy back the Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, and therefore the Company recognized Chengli project as assets subject to buyback and kept the loan payable remained recognized under ASC 405-20-40-1 as of March 31, 2021 and December 31, 2020.

2. Buy Back Agreement

On December 29, 2018, Xi’an TCH, Xi’an Zhonghong, HYREF, Guohua Ku, Chonggong Bai and Xi’an Hanneng Enterprises Management Consulting Co. Ltd. (“Xi’an Hanneng”) entered into a Buy Back Agreement.

Pursuant to the Buy Back Agreement, the Buyers jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 3 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity was based on the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. The buy-back price for the Station was based on the higher of (i) the fair value of the Station on the date transferred; or (ii) the loan balance at the date of the transfer plus interest accrued through that date. HYREF could request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019.

The Buy Back agreement related to the CDQ WHPG station is still outstanding as of March 31, 2021. The Company might be contingently liable for the difference between the fair value of the transferred asset and the loan and related interest if the fair value of the transferred asset at the time of the exercise of the buyback option is higher than the loan and related accrued interest. Based on an appraisal, as of March 31, 2021, the asset was valued at $27.77 million while the loan and related interest was $32.12 million.

On April 9, 2021, the Buyers and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station (also see Note 17).

3.Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of March 31, 2020, the Company has received the full payment of RMB 247 million ($36.28 million) from Mr. Bai.

4. The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner, and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

9. RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company had $28,466 and $28,440, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchaser is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021 (see Note 11).

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount of $150,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. During the three months ended March 31, 2021, the Company amortized OID of $18,750 and recorded $63,000 interest expense on this Note.

11. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Shares to be Issued for Equity Financing in 2021

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchaser is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there anywhere no fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

Shares Issued for Equity Financing in 2020

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

Warrants

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the three months ended March 31, 2021

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	30,411	$14.0	3.21
Exercisable at January 1, 2021	30,411	$14.0	3.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2021	30,411	$14.0	2.96
Exercisable at March 31, 2021	30,411	$14.0	2.96

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

The Company’s subsidiaries generate all of their income from their PRC operations. All of the Company’s Chinese subsidiaries’ effective income tax rate for 2021 and 2020 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s CFS do not present any income tax provisions related to Cayman Islands tax jurisdiction, where Sifang Holding is domiciled.

The US parent company, CREG is taxed in the US and, as of March 31, 2021, had net operating loss (“NOL”) carry forwards for income taxes of $1.48 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2021, the Company’s PRC subsidiaries had $43.74 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Xi’an TCH, Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	0.2%	(2.3)%
Permanent differences	1.4%	4.0%
Change in valuation allowance	21.3%	19.30%
Tax expense per financial statements	1.9%	-%

The provision for income tax expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020
Income tax expense – current	$5,125	$-
Income tax benefit – deferred	-	-
Total income tax expense	$5,125	$-

13. STOCK-BASED COMPENSATION PLAN

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

The following table summarizes option activity with respect to employees and independent directors for the three months ended March 31, 2021, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	500	$16.1	6.32
Exercisable at January 1, 2021	500	$54.3	6.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2021	500	$16.1	6.07
Exercisable at March 31, 2021	500	$54.3	6.07

14. STATUTORY RESERVES

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

During the three months ended March 31, 2021, the Company transferred $1,538, which is 10% of Xi’an TCH’s net income to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2021 and December 31, 2020:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2021	Statutory reserve at December 31, 2020
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,710,678 ($11,237,852)	¥73,700,706 ($11,236,314)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

15. CONTINGENCIES

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

16. COMMITMENTS

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

For the three months ended March 31, 2021 and 2020, the rental expense of the Company was $16,903 and $16,374, respectively.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Three Months Ended
March 31, 2021
Operating lease cost – amortization of ROU	$14,989
Operating lease cost – interest expense on lease liability	$1,914
Weighted Average Remaining Lease Term - Operating leases	2.75 years
Weighted Average Discount Rate - Operating leases	5%

Three Months Ended
March 31, 2020
Operating lease cost– amortization of ROU	$15,987
Operating lease cost – interest expense on lease liability	$387
Weighted Average Remaining Lease Term - Operating leases	0.67 years
Weighted Average Discount Rate - Operating leases	3%

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2021

Operating Leases
For the years ended March 31, 2022,	$66,720
For the years ended March 31, 2023	66,720
For the years ended March 31, 2024	33,360
Total undiscounted cash flows	166,800
Less: imputed interest	(9,978)
Present value of lease liabilities	$156,822

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

17. SUBSEQUENT EVENTS

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

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 shall be terminated upon the effective date of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. The Company will record a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan resulting from the termination of the buy-back agreement.

In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares (under the securities purchase agreement entered on February 23, 2021) to 940,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021 (see Note 11).

On May 2, 2021, the Company entered an agreement with an investment banker with the intension to raise approximately $10,000,000 from either a public offering or a private placement.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, the outbreak in China is under the control. As of this report date, there are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to PRC government’s strict control.

For the three months ended March 31, 2021 and 2020, the Company had a net loss of $277,224 and $598,551, respectively. The Company has an accumulated deficit of $43.31 million as of March 31, 2021. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $144.07 million cash on hand at March 31, 2021 as a result of collection the full payment from all the projects that were disposed earlier, this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

Accounts Receivable

As of March 31, 2021, the Company had gross accounts receivable of $340,553 from Erdos TCH for the electricity sold, and had bad debt allowance of $34,055 for Erdos TCH due to not making the payments as scheduled.

Investment in sales-type leases, net

The Company maintains reserves for potential credit losses on receivables. Management reviews the composition of receivables and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on an evaluation of the collectability of such receivables, as of March 31, 2021, the Company had bad debt allowance for net investment receivable on sales-type leases of $0.

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2021 and 2020, the Company did not sell any new power generating projects.

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

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales - contingent rental income	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating income	-	-%	-	-%
Total operating expenses	273,092	-%	154,178	-%
Loss from operations	(273,092)	-%	(154,178)	-%
Total non-operating income (expenses), net	993	-%	(444,373)	-%
Loss before income tax	(272,099)	-%	(598,551)	%
Income tax expense	5,125	-%	-	-%
Net loss	$(277,224)	-%	$(598,551)	-%

SALES. Total sales for the three months ended March 31, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the three months ended March 31, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, totaling $273,092 for the three months ended March 31, 2021, compared to $154,178 for the three months ended March 31, 2020, an increase of $118,914 or 77%. The increase was mainly due to increased payroll expense by $25,000, increased audit and related fee by $53,000 and other administrative expenses.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the three months ended March 31, 2021, net non-operating income was $993 compared to non-operating expense of $444,373 for the three months ended March 31, 2020. For the three months ended March 31, 2021, we had $83,696 interest income, but the amount was offset by $82,086 interest expense on entrusted loan and note payable, and other expense of $617. For the three months ended March 31, 2020, we had $27,006 interest income, but the amounts were offset by a $355,244 interest expense on entrusted loan and note payable, $103,167 loss on note conversion and other expense of $12,968.

INCOME TAX EXPENSE. Income tax expense was $5,125 for the three months ended March 31, 2021, compared with $0 for the three months ended March 31, 2020. The consolidated effective income tax rates for the three months ended March 31, 2021and 2020 were 1.9% and 0%, respectively.

NET LOSS. Net loss for three months ended March 31, 2021 was $277,224 compared to net loss of $598,551 for the three months ended March 31, 2020, a decrease of loss of $321,327. This decrease in net loss was mainly due to decreased interest expense by $273,158, decreased loss on note conversion by $103,167, and increased interest income by $56,690, despite we had increased operating expense by $118,914.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of three months Ended March 31, 2021 and 2020

As of March 31, 2021, the Company had cash and equivalents of $144.07 million, other current assets of $575,214, current liabilities of $38.56 million, working capital of $106.08 million, a current ratio of 3.75:1 and a liability-to-equity ratio of 0.35:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating Activities	$(819,056)	$39,650,520
Investing Activities	-	-
Financing Activities	38,253,041	-

Net cash used in operating activities was $819,056 during the three months ended March 31, 2021, compared to $39.65 million cash provided by operating activities for the three months ended March 31, 2020. The decrease in net cash inflow for the three months ended March 31, 2021was mainly due to our cash collection of sales type leases of Pucheng systems by $13.98 million, and cash collection of accounts receivable by $25.79 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems that were occurred in the three months ended March 31, 2020.

Net cash provided by (used in) investing activities was $0 and $0, respectively, for the three months ended March 31, 2021 and 2020.

Net cash provided by financing activities was $38,253,041 compared to net cash used in financing activities of $0 during the three months ended March 31, 2021 and 2020, respectively. The cash inflow for the three months ended March 31, 2021 was the proceeds from a private placement of $38,253,041.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchaser is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	March 31, 2021	December 31, 2020
Unrestricted retained earnings (accumulated deficit)	$(43,305,227)	$(43,026,465)
Restricted retained earnings (surplus reserve fund)	15,156,580	15,155,042
Total retained earnings (accumulated deficit)	$(28,148,647)	$(27,871,423)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of March 31, 2021 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $81,968, net of unamortized OID of $125,605	$3,106,363	$-	10
Entrusted loan including interest payable of $10,072,599	$31,814,730	$304,354	8
Total	$34,921,093	$304,354

The Company believes it has sufficient cash in bank of $144 million as of March 31, 2021, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2020. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

China Recycling Energy Corporation

Date: May 17, 2021	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)