Form 10-Q
period 2021-06-30
CHINA RECYCLING ENERGY CORP
filed 2021-08-16
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 16, 2021, there were 6,583,327   shares of the registrant’s common stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2021 (UNAUDITED)	DECEMBER 31, 2020

ASSETS

CURRENT ASSETS
Cash	$150,994,159	$107,804,013
Accounts receivable, net	-	308,677
VAT receivable	187,145	-
Prepaid expenses	34,417	55,420
Other receivables	31,536	35,687

Total current assets	151,247,257	108,203,797

NON-CURRENT ASSETS
Long term deposit	16,968	16,799
Operating lease right-of-use assets, net	161,510	-
Fixed assets, net	6,291	6,228
Asset subject to buyback	-	28,910,696

Total non-current assets	184,769	28,933,723

TOTAL ASSETS	$151,432,026	$137,137,520

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$76,837	$76,074
Taxes payable	2,443,858	3,145,612
Accrued interest on notes	246,190	18,968
Notes payable, net of unamortized OID of $325,605 and $144,355, respectively	8,393,309	3,005,645
Accrued liabilities and other payables	703,645	726,696
Operating lease liability	99,305	-
Due to related parties	28,404	28,440
Interest payable on entrusted loans	-	10,144,228
Entrusted loan payable	-	21,896,744

Total current liabilities	11,991,548	39,042,407

NONCURRENT LIABILITIES
Income tax payable	5,174,625	5,174,625
Operating lease liability	62,206	-
Long term payable	464,389	459,777
Entrusted loan payable	309,593	306,518

Total noncurrent liabilities	6,010,813	5,940,920

Total liabilities	18,002,361	44,983,327

CONTINGENCIES AND COMMITMENTS (NOTE 15 & 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 6,491,398 and 3,177,050 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6,491	3,177
Additional paid in capital	157,810,125	119,748,999
Statutory reserve	15,171,354	15,155,042
Accumulated other comprehensive income	1,541,125	273,440
Accumulated deficit	(41,099,430)	(43,026,465)

Total Company stockholders' equity	133,429,665	92,154,193

TOTAL LIABILITIES AND EQUITY	$151,432,026	$137,137,520

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
Bad debts (reversal)	(34,579)	(1,649,622)	(34,579)	(1,649,622)
General and administrative	418,731	390,864	145,639	236,686

Total operating (income) expenses	384,152	(1,258,758)	111,060	(1,412,936)

Income (loss) from operations	(384,152)	1,258,758	(111,060)	1,412,936

Non-operating income (expenses)
Loss on note conversion	(2,719)	(198,330)	(2,719)	(95,163)
Interest income	193,157	72,617	109,461	45,611
Interest expense	(1,046,615)	(697,028)	(964,529)	(341,784)
Gain on termination of buy-back agreement of Chengli project	3,155,959	-	3,155,959	-
Other expenses, net	(70,236)	(40,628)	(69,619)	(27,660)

Total non-operating income (expenses), net	2,229,546	(863,369)	2,228,553	(418,996)

Income before income tax	1,845,394	395,389	2,117,493	993,940
Income tax benefit	(97,953)	-	(103,078)	-

Net income	1,943,347	395,389	2,220,571	993,940

Other comprehensive items
Foreign currency translation income (loss)	1,267,685	(1,282,589)	2,407,848	58,688

Comprehensive income (loss)	$3,211,032	$(887,200)	$4,628,419	$1,052,628

Basic and diluted weighted average shares outstanding	4,442,928	2,226,282	5,694,895	2,317,223

Basic and diluted net income per share	0.44	$0.18	$0.39	$0.43

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,943,347	$395,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of notes	68,750	39,583
Stock compensation expense	-	10,999
Operating lease expenses	33,873	32,502
Bad debts expense (reversal)	(34,579)	(1,649,622)
Loss on note conversion	821,633	198,330
Interest expense	818,914	-
Gain on termination of buy-back agreement of Chengli project	(3,155,959)	-
Changes in assets and liabilities:
Collection of principal and interest on sales type leases for Pucheng systems	-	13,879,575
Accounts receivable	345,788	35,552,191
Prepaid expenses	23,571	919
Other receivables	2,380	(3,589)
Taxes payable	(894,430)	(2,121,622)
Payment of lease liability	(33,873)	(31,174)
Interest payable on entrusted loan	-	635,375
Accrued liabilities and other payables	198,034	57,740

Net cash provided by (used in) operating activities	(681,465)	46,996,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	5,000,000	-
Issuance of common stock	37,561,721	-

Net cash provided by financing activities	42,561,721	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,309,890	(551,508)

NET INCREASE IN CASH	43,190,146	46,445,088
CASH, BEGINNING OF PERIOD	107,804,013	16,221,297

CASH, END OF PERIOD	$150,994,159	$62,666,385

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$186,129	$-

Supplemental disclosure of non-cash operating activities
Settlement of entrusted loan resulting from termination of buy-back option for Chengli project	$29,147,903	$-
Transfer of Tian’an project from construction in progress to accounts receivable	$-	$23,635,489
Adoption of ASC 842-right-of-use asset	$191,189	$-
Adoption of ASC 842-operating lease liability	$191,189	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$-	$1,104,586

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Shares to	Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	be issued	Capital	Reserves	(Loss) / Income	Deficit	Total

Balance at December 31, 2020	3,177,050	$3,177	$-	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss	-	-	-	-	-	-	(277,224)	(277,224)

Shares to be issued for equity financing	-	-	38,253,041	-	-	-	-	38,253,041

Transfer to Statutory Reserves	-	-	-	-	1,538	-	(1,538)	-

Foreign currency translation loss	-	-	-	-	-	(1,140,163)	-	(1,140,163)

Balance at March 31, 2021	3,177,050	3,177	38,253,041	119,748,999	15,156,580	(866,723)	(43,305,227)	128,989,847

Net income	-	-		-	-	-	2,220,571	2,220,571

Conversion of long-term notes into common shares	54,348	54	-	502,665	-	-	-	502,719

Issuance of common stock for equity financing	3,320,000	3,320	(38,253,041)	38,249,721	-	-	-	-

Return of shares issued to CEO for equity financing	(60,000)	(60)	-	(691,260)	-	-	-	(691,320)

Transfer to Statutory Reserves	-	-	-	-	14,774	-	(14,774)	-

Foreign currency translation gain	-	-	-	-	-	2,407,848	-	2,407,848

Balance at June 30, 2021	6,491,398	$6,491	$-	$157,810,125	$15,171,354	$1,541,125	$(41,099,430)	$133,429,665

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546

Net loss	-	-	-	-	-	(598,551)	(598,551)
							-
Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999

Conversion of long-term notes into common shares	143,333	143	533,024	-	-	-	533,167

Foreign currency translation loss	-	-	-	-	(1,341,276)	-	(1,341,276)

Balance at March 31, 2020	2,179,387	$2,179	$117,226,394	$14,525,712	$(7,473,890)	$(47,046,510)	$77,233,885

Conversion of long-term notes into common shares	304,710	305	769,444	-	-	-	769,749

Round-up of fractional shares due to reverse split	9,100	9	(9)	-	-	-	-

Net income	-	-	-	-	-	993,940	993,940

Transfer to statutory reserves	-	-	-	140,494	-	(140,494)	-

Foreign currency translation gain	-	-	-	-	58,688	-	58,688

Balance at June 30, 2020	2,493,197	$2,493	$117,995,829	$14,666,206	$(7,415,202)	$(46,193,064)	$79,056,262

The accompanying notes are an integral part of these consolidated financial statements

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of June 30, 2021 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP. Erdos and the municipal government are currently under discussion for seeking the solution of achieving the energy saving target. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed on January 22, 2019, at which time the Company recorded a $624,133 loss from this transfer. However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project recognized in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated on April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

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

On December 22, 2020, Shanghai TCH entered into an Equity Acquisition Agreement with Xi’an Taiying Energy Saving Technology Co., Ltd., a PRC company (“Xi’an Taiying”) and its three shareholders to purchase all of the issued and outstanding shares of stock of Xi’an Taiying. The purchase price for said shares shall consist of (i) 619,525 shares of common stock at an issuance price of $4.37 per share, (ii) 60,000,000 shares of Series A convertible stock and (iii) a cash payment of RMB 1,617,867,026 (approximately $247 million at a conversion rate of 1:6.55). The shares shall be issued within 15 business days after approval by the Board of Directors and/or shareholders of the Company and Nasdaq approval and the cash shall be paid in three tranches – RMB 390 million (approximately $59.5 million) within 10 days after the agreement is executed, RMB 300 million (approximately $45.8 million) by March 31, 2021 and RMB 927,867,026 (approximately $141.7 million) within 10 days after the shares of Xi’an Taiying are registered to Buyer. As of the date of this report, the Company has not obtained and there is no assurance that the Company will be able to obtain necessary approval to proceed with the transaction. In addition, the Company is currently renegotiating the payment terms with the sellers for paying less shares and there is great uncertainty about the acquisition.

On July 27, 2021, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of the Company’s authorized shares of common stock from 10,000,000 shares to 100,000,000 shares, par value $0.001 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the six and three months ended June 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six and three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2021. However, there was no revenue for the Company for the six and three months ended June 30, 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the six and three months ended June 30, 2021, the Company had a net income of $1.94 million and $2.22 million. For the six and three months ended June 30, 2020, the Company had net income of $0.40 million and 1.0 million. The Company had an accumulated deficit of $41.10 million as of June 30, 2021. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicate it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these financial statements.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six and three months ended June 30, 2021 and 2020, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. At June 30, 2021, the ROU was $161,510. The Company recognized no impairment of ROU assets as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company had gross accounts receivable of $0 and $342,974 of Erdos TCH for electricity sold, respectively. As of June 30, 2021 and December 31, 2020, the Company had bad debt allowance of $0 and $34,297 for Erdos TCH due to the customer not making the payments as scheduled, respectively. As of June 30, 2021, all outstanding accounts receivable balance was collected in full.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$76,000) per bank. Any balance over RMB 500,000 (US$76,000) per bank in PRC will not be covered. At June 30, 2021, cash held in the PRC bank of approximately $145,934,700 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the six and three months ended June 30, 2021 and 2020.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At June 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six and three months ended June 30, 2021 and 2020, the basic and diluted loss per share were the same due to the anti-dilutive features of the warrants and options. For the six and three months ended June 30, 2021, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the six and three months ended June 30, 2020, 31,311 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of June 30, 2021, other receivables mainly consisted of (i) advances to third parties of $7,739, bearing no interest, payable upon demand, ii) advance to employees of $8,742, iii) advance to suppliers of $2,786 and (iv) others of $12,269 including social insurance receivable of $4,625.

As of December 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,663, bearing no interest, payable upon demand, ii) advance to employees of $11,011, iii) advance to suppliers of $4,791 and (iv) others of $12,222 including social insurance receivable of $4,579.

4. ASSET SUBJECT TO BUYBACK

As of June 30, 2021 and December 31, 2020, the Company had asset subject to buyback of $0 and $28.92 million, respectively, which was for the Chengli project.

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

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. As a result of the termination of the buy-back agreement, the Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan

5. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2021 and 2020:

	2021	2020
Income tax – current	$2,443,750	$2,746,757
Value-added tax	-	322,652
Other taxes	108	76,203
Total – current	2,443,858	3,145,612
Income tax – noncurrent	$5,174,625	$5,174,625

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

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2021 and December 31, 2020:

	2021	2020
Education and union fund and social insurance payable	$377,490	$373,740
Consulting and legal expenses	31,090	31,090
Accrued payroll and welfare	257,665	255,278
Other	37,400	66,588
Total	$703,645	$726,696

7. DEFERRED TAX, NET

Deferred tax assets resulted from asset impairment loss which was temporarily non-tax deductible for tax purposes but expensed in accordance with US GAAP; interest income in sales-type leases which was recognized as income for tax purposes but not for book purpose as it did not meet revenue recognition in accordance with US GAAP; accrued employee social insurance that can be deducted for tax purposes in the future, and the difference between tax and accounting basis of cost of fixed assets which was capitalized for tax purposes and expensed as part of cost of systems in accordance with US GAAP. Deferred tax liability arose from the difference between tax and accounting basis of net investment in sales-type leases.

As of June 30, 2021 and December 31, 2020, deferred tax assets consisted of the following:

	2021	2020
Accrued expenses	$70,721	$70,019
Write-off Erdos TCH net investment in sales-type leases	6,536,960	6,155,300
US NOL	533,834	254,035
PRC NOL	10,642,867	10,849,690
Total deferred tax assets	17,784,382	17,329,044
Less: valuation allowance for deferred tax assets	(17,784,382)	(17,329,044)
Deferred tax assets, net	$-	$-

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with an interest rate of 12.5%. On August 6, 2016, Zhonghong was required to repay principal of RMB 280 million ($42.22 million), of which the Company paid RMB 50 million ($7.54 million); while on August 6, 2017, Zhonghong was initially supposed to repay principal of RMB 100 million ($16.27 million) and on July 30, 2018, Zhonghong was initially supposed to repay the remainder of RMB 77 million ($12.52 million). During the term, Zhonghong was to maintain a minimal funding level and capital level in its designated account with the Supervising Bank to make sure it has sufficient funds to make principal payments when they are due. Notwithstanding the requirements, the HYREF Fund and Supervising Bank verbally notified Zhonghong from the beginning that it was unlikely that they would enforce these requirements for the purpose of the efficient utilization of working capital. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2018, the entrusted loan payable had an outstanding balance of $59.29 million, of which, $10.92 million was from the investment of Xi’an TCH; accordingly, the Company netted the loan payable of $10.92 million with the long-term investment to the HYREF Fund made by Xi’an TCH. As of June 30, 2021, the interest payable for this loan was $0 and the outstanding balance for this loan (non-current) was $0.31 million. As of December 31, 2020, the interest payable for this loan was $10.14 million and the outstanding balance for this loan was $22.20 million including a non-current portion of $0.30 million.

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

Xi’an TCH is a secondary limited partner of HYREF. The fair value of the CDQ WHPG station applied in the transfer was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018. However, per the discussion below, Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai (the “Buyers”) entered into a Buy Back Agreement, also agreed to buy back the Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, and therefore the Company recognized Chengli project as assets subject to buyback and kept the loan payable remained recognized under ASC 405-20-40-1 as of December 31, 2020. The Buy Back agreement was terminated in April 2021 (see 2 below for detail).

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

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. The Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan resulting from the termination of the buy-back agreement.

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of June 30, 2021, the Company has received the full payment of RMB 247 million ($36.28 million) from Mr. Bai.

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. The Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan resulting from the termination of the buy-back agreement.

4. The lender agreed to extend the repayment of RMB 77.00 million ($11.04 million) to July 8, 2023; of which, RMB 75.00 million ($10.81 million) was Xi’an TCH’s investment into the HYREF fund as a secondary limited partner, and the Company netted off the investment of RMB 75 million ($10.81 million) by Xi’an TCH with the entrusted loan payable of the HYREF Fund.

9. RELATED PARTY TRANSACTIONS

As of June 30, 2021 and December 31, 2020, the Company had $28,404 and $28,440, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchasers is the Company’s CEO (who is also the Company’s Chairman), who purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares. In April 2021 the Company returned to the Company’s CEO the $691,320 in extra proceeds that had been received earlier .

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount of $150,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the six months ended June 30, 2021, the Company amortized OID of $37,500 and recorded $127,222 interest expense on this Note. During the three months ended June 30, 2021, the Company amortized OID of $18,750 and recorded $64,222 interest expense on this Note.

On June 14, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note in the original principal amount of $500,000 from the original Promissory Note. The Company and Lender exchanged this Partitioned Note for the delivery of 54,348 shares of the Company’s Common Stock. The Company recorded $2,719 loss on conversion of this note. In addition, the investor also made adjustments of $818,914 to increase the principle of the notes during the second quarter of 2021 as a result of the Company’s failure to pay the redemption amount in cash to lender within three trading days from receipt of the redemption notice, the Company recorded $818,914 principal adjustment as interest expense. The Note has been classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an original issue discount of $250,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the six and three months ended June 30, 2021, the Company amortized OID of $31,250 and recorded $100,000 interest expense on this Note. The Note has been classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

11. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Shares Issued for Equity Financing in 2021

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchaser is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there anywhere no fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021. The stock certificates for these shares were issued in April 2021.

Warrants

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the six months ended June 30, 2021

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	30,411	$14.0	3.21
Exercisable at January 1, 2021	30,411	$14.0	3.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2021	30,411	$14.0	2.71
Exercisable at June 30, 2021	30,411	$14.0	2.71

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

The US parent company, CREG is taxed in the US and, as of June 30, 2021, had net operating loss (“NOL”) carry forwards for income taxes of $2.54 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2021, the Company’s PRC subsidiaries had $42.57 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Xi’an TCH, Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates	21.0%	21.0%
Tax rate difference – current provision	7.0%	10.1%
Permanent differences	(5.3)%	12.6%
Change in valuation allowance	(28.0)%	(43.7)%
Tax benefit per financial statements	(5.3)%	-%

The provision for income tax expense for the six months ended June 30, 2021 and 2020 consisted of the following:

	2021	2020
Income tax benefit – current	$97,953	$-
Income tax benefit – deferred	-	-
Total income tax benefit	$97,953	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates	21.0%	21.0%
Tax rate difference – current provision	6.1%	5.4%
Permanent differences	(4.9)%	2.6%
Change in valuation allowance	(27.1)%	(29.0)%
Tax expense per financial statements	(4.9)%	-%

The provision for income tax expense for the three months ended June 30, 2021 and 2020 consisted of the following:

	2021	2020
Income tax benefit – current	$103,078	$-
Income tax benefit – deferred	-	-
Total income tax benefit	$103,078	$-

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

The following table summarizes option activity with respect to employees and independent directors for the six months ended June 30, 2021, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	500	$16.1	6.32
Exercisable at January 1, 2021	500	$16.1	6.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2021	500	$16.1	5.82
Exercisable at June 30, 2021	500	$16.1	5.82

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

During the six months ended June 30, 2021, the Company transferred $16,312, which is 10% of Xi’an TCH’s net income to the statutory reverse. During the three months ended June 30, 2021, the Company transferred $14,774, which is 10% of Xi’an TCH’s net income to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2021 and December 31, 2020:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2021	Statutory reserve at December 31, 2020
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,806,273 ($11,252,626)	¥73,700,706 ($11,236,314)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
June 30, 2021
Operating lease cost – amortization of ROU	$29,970
Operating lease cost – interest expense on lease liability	$3,903
Weighted Average Remaining Lease Term - Operating leases	2.50 years
Weighted Average Discount Rate - Operating leases	5%

Six Months Ended
June 30, 2020
Operating lease cost– amortization of ROU	$31,848
Operating lease cost – interest expense on lease liability	$654
Weighted Average Remaining Lease Term - Operating leases	0.42 years
Weighted Average Discount Rate - Operating leases	3%

Three Months Ended
June 30, 2021
Operating lease cost – amortization of ROU	$14,981
Operating lease cost – interest expense on lease liability	$1,989

Three Months Ended
June 30, 2020
Operating lease cost– amortization of ROU	$15,861
Operating lease cost – interest expense on lease liability	$267

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2021:

Operating Leases
For the years ended June 30, 2022,	$67,869
For the years ended June 30, 2023	67,869
For the years ended June 30, 2024	33,934
Total undiscounted cash flows	169,672
Less: imputed interest	(8,161)
Present value of lease liabilities	$161,511

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

On May 2, 2021, the Company entered an agreement with an investment banker (who will serve as the exclusive placement agent or exclusive lead underwriter of the Company) with the intension to raise approximately $10,000,000 from either a public offering or a private placement. Under the agreement, upon the closing of the financing, the Company will pay Univest Securities, LLC (the “Underwriter” or “Univest”) a discount equal to eight percent (8%) of the gross proceeds raised in the offering, a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the offering, as well as underwriter warrants to purchase that number of shares of common stock and accompanying Warrants equal to five percent (5%) of the shares of common stock and Warrants sold in the offering, including upon exercise by the Underwriter of its over-allotment option (“Underwriter Warrants”). The Underwriter Warrants shall be exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the date of commencement of sales of the offering, which period shall not extend further than five years from the date of commencement of sales of the offering in compliance with FINRA Rule 5110(g)(8)(A). After an initial period of six months from the agreement entering date, this engagement may be terminated at any time by either party upon 10 days written notice to the other party, effective upon receipt of written notice to that effect by the other party. The Company filed S-1 with the SEC on July 28, 2021.

17. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

On July 14, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes in the original principal amount of $500,000 from the original Promissory Note entered on December 4, 2020. The Company and Lender exchanged this Partitioned Note for the delivery of 60,679 shares of the Company’s Common Stock. The Board of directors approved to increase the authorized shares on May 12, 2021.

On July 27, 2021, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of the Company’s authorized shares of common stock from 10,000,000 shares to 100,000,000 shares, par value $0.001 per share. July 27, 2021 is the effective date.

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

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and cities with multi-energy supplies.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, the outbreak in China is under the control. As of the date of this prospectus, there are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to the PRC government’s strict control.

For the six months ended June 30, 2021 and 2020, the Company had a net loss of $1,943,347 and $395,389, respectively. For the three months ended June 30, 2021 and 2020, the Company had a net loss of $2,220,571 and $993,940, respectively. The Company has an accumulated deficit of $41.10 million as of June 30, 2021. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $150.99 million cash on hand at June 30, 2021 as a result of collection the full payment from all the projects that were disposed earlier, this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales - contingent rental income	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses (income)	384,152	-%	(1,258,758)	-%
Income (Loss) from operations	(384,152)	-%	1,258,758	-%
Total non-operating income (expenses), net	2,229,546	-%	(863,369)	-%
Income before income tax	1,845,394	-%	395,389	%
Income tax benefit	(97,953)	-%	-	-%
Net loss	$1,943,347	-%	$395,389	-%

SALES. Total sales for the six months ended June 30, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the six months ended June 30, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense reversal totaling $384,152 for the six months ended June 30, 2021, compared to operating income $1,258,758 for the six months ended June 30, 2020, an increase of $1,642,910 or 131%. The increase in operating expenses was mainly due to decreased bad debt expense reversal by $1,615,043.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the six months ended June 30, 2021, net non-operating income was $2,229,546 compared to non-operating expense of $863,369 for the six months ended June 30, 2020. For the six months ended June 30, 2021, we had $193,157 interest income and gain on termination of buy-back agreement of Chengli project of $3,155,959 (see Note 8), but the amount was offset by $227,701 interest expense on note payable, loss on note conversion of $2,719 and interest expense on failure of note redemption on time of $818,914 and other expenses of $70,236. For the six months ended June 30, 2020, we had $72,617 interest income, but the amounts were offset by a $697,028 interest expense on entrusted loan and note payable, $198,330 loss on note conversion and other expenses of $40,628.

INCOME TAX BENEFIT. Income tax benefit was $97,953 for the six months ended June 30, 2021, compared with $0 for the six months ended June 30, 2020. The consolidated effective income tax rates for the six months ended June 30, 2021and 2020 were (5.3)% and 0%, respectively.

NET INCOME. Net income for the six months ended June 30, 2021 was $1,943,347 compared to net income of $395,389 for the six months ended June 30, 2020, an increase of income of $1,547,958. This increase in net income was mainly due to gain on termination of buy-back agreement of Chengli project by $3,155,959, but was partly offset by decreased bad debt expense reversal by $1,615,043 as describe above.

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales - contingent rental income	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses (income)	111,060	-%	(1,412,936)	-%
Income (loss) from operations	(111,060)	-%	1,412,936	-%
Total non-operating income (expenses), net	2,228,553	-%	(418,996)	-%
Income before income tax	2,117,493	-%	993,940	%
Income tax benefit	(103,078)	-%	-	-%
Net income	$2,220,571	-%	$993,940	-%

SALES. Total sales for the three months ended June 30, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the three months ended June 30, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and bad debt expense reversal, totaling $111,060 for the three months ended June 30, 2021, compared to operating income $1,412,936 for the three months ended June 30, 2020, an increase of $1,523,996 or 108%. The increase was mainly due to decreased bad debt expense reversal by $1,615,043 which was partly offset by decreased G&A expenses by $91,047.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the three months ended June 30, 2021, net non-operating income was $2,228,553 compared to non-operating expenses of $418,996 for the three months ended June 30, 2020. For the three months ended June 30, 2021, we had $109,461 interest income and gain on termination of buy-back agreement of Chengli project $3,155,959 (see Note 8), but the amount was offset by $145,615 interest expense on note payable, loss on note conversion of 2,719 and interest expense on failure of note redemption on time of $818,914, and other expenses of $69,619. For the three months ended June 30, 2020, we had $45,611 interest income, but the amounts were offset by a $341,784 interest expense on entrusted loan and note payable, $95,163 loss on note conversion and other expenses of $27,660.

INCOME TAX BENEFIT. Income tax benefit was $103,078 for the three months ended June 30, 2021, compared with $0 for the three months ended June 30, 2020. The consolidated effective income tax rates for the three months ended June 30, 2021and 2020 were (4.9)% and 0%, respectively.

NET INCOME. Net income for the three months ended June 30, 2021 was $2,220,571 compared to net income of $993,940 for the three months ended June 30, 2020, an increase of income of $1,226,631. This increase in net income was mainly due to gain on termination of buy-back agreement of Chengli project by $3,155,959, increased interest income by $63,850, increased income tax benefit by $103,078 and decreased interest expense by $196,169, which was partly offset by decreased bad debt expense reversal by $1,615,043 and increased loss on note conversion by $726,470.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of six months Ended June 30, 2021 and 2020

As of June 30, 2021, the Company had cash and equivalents of $150.99 million, other current assets of $253,098, current liabilities of $11.99 million, working capital of $139.26 million, a current ratio of 12.61:1 and a liability-to-equity ratio of 0.13:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating Activities	$(681,465)	$46,996,596
Investing Activities	-	-
Financing Activities	$42,561,721	$-

Net cash used in operating activities was $681,465 during the six months ended June 30, 2021, compared to $47.00 million cash provided by operating activities for the six months ended June 30, 2020. The decrease in net cash inflow for the six months ended June 30, 2021 was mainly due to our cash collection of sales type leases of Pucheng systems by $13.88 million, and cash collection of accounts receivable by $35.21 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems that were occurred in the six months ended June 30, 2020.

Net cash provided by (used in) investing activities was $0 and $0, respectively, for the six months ended June 30, 2021 and 2020.

Net cash provided by financing activities was $42,561,721 compared to net cash used in financing activities of $0 during the six months ended June 30, 2021 and 2020, respectively. The cash inflow for the six months ended June 30, 2021 was the proceeds from a private placement of $37,561,721 and issuance of notes payable of $5,000,000.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

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

	As of
	June 30, 2021	December 31, 2020
Unrestricted retained earnings (accumulated deficit)	$(41,099,430)	$(43,026,465)
Restricted retained earnings (surplus reserve fund)	15,171,354	15,155,042
Total retained earnings (accumulated deficit)	$(25,928,076)	$(27,871,423)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of June 30, 2021 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $227,222, net of unamortized OID of $325,605	$8,620,531	$-	10
Entrusted loan	$-	$309,593	8
Total	$8,620,531	$309,593

The Company believes it has sufficient cash in bank of $151 million as of June 30, 2021, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2020, and the registration statement on Form S-1 filed with the SEC on July 28, 2021. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and Form S-1. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Recycling Energy Corporation

Date: August 16, 2021	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)