Form 10-Q
period 2021-09-30
CHINA RECYCLING ENERGY CORP
filed 2021-11-12
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 11, 2021, there were 6,926,802 shares of the registrant’s common stock outstanding.

CHINA RECYCLING ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) – Three and Six Months Ended September 30, 2021 and September 30, 2020	2

	Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended September 30, 2021 and September 30, 2020	3

	Consolidated Statements of Stockholders’ Equity – Six and Three Months Ended September 30, 2021 and September 30, 2020	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$149,522,088	$107,804,013
Accounts receivable, net	-	308,677
VAT receivable	186,415	-
Prepaid expenses	38,592	55,420
Other receivables	881,835	35,687
Total current assets	150,628,930	108,203,797

NON-CURRENT ASSETS
Long term deposit	16,901	16,799
Operating lease right-of-use assets, net	145,586	-
Fixed assets, net	6,266	6,228
Asset subject to buyback	-	28,910,696
Total non-current assets	168,753	28,933,723
TOTAL ASSETS	$150,797,683	$137,137,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$76,537	$76,074
Taxes payable	2,443,562	3,145,612
Accrued interest on notes	221,996	18,968
Notes payable, net of unamortized OID of 275,605 and $144,355, respectively	7,133,323	3,005,645
Accrued liabilities and other payables	729,781	726,696
Operating lease liability	65,941	-
Due to related parties	28,418	28,440
Interest payable on entrusted loans	-	10,144,228
Entrusted loan payable	-	21,896,744
Total current liabilities	10,699,558	39,042,407

NONCURRENT LIABILITIES
Income tax payable	5,174,625	5,174,625
Operating lease liability	62,744	-
Long term payable	462,577	459,777
Entrusted loan payable	308,385	306,518
Total noncurrent liabilities	6,008,331	5,940,920
Total liabilities	16,707,889	44,983,327

CONTINGENCIES AND COMMITMENTS (NOTE 15 & 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,729,030 and 3,177,050 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6,729	3,177

Additional paid in capital	159,591,760	119,748,999
Statutory reserve	15,174,627	15,155,042
Accumulated other comprehensive income	975,955	273,440
Accumulated deficit	(41,659,277)	(43,026,465)
Total Company stockholders’ equity	134,089,794	92,154,193
TOTAL LIABILITIES AND EQUITY	$150,797,683	$137,137,520

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
Bad debts (reversal)	(34,581)	(1,659,101)	-	(9,479)
General and administrative	798,773	477,358	380,040	86,494

Total operating (income) expenses	764,192	(1,181,743)	380,040	77,015

Income (loss) from operations	(764,192)	1,181,743	(380,040)	(77,015)

Non-operating income (expenses)
Loss on note conversion	(61,155)	(496,853)	(58,436)	(298,523)
Interest income	302,426	124,305	109,269	51,688
Interest expense	(1,212,469)	(1,037,183)	(165,854)	(340,155)
Gain on termination of buy-back agreement of Chengli project	3,156,138	-	179	-
Other expenses, net	(121,026)	(47,903)	(50,790)	(7,275)

Total non-operating income (expenses), net	2,063,914	(1,457,634)	(165,632)	(594,265)

Income (loss) before income tax	1,299,722	(275,891)	(545,672)	(671,280)
Income tax (benefit) expense	(87,051)	-	10,902	-

Net income	1,386,773	(275,891)	(556,574)	(671,280)

Other comprehensive items
Foreign currency translation income (loss)	702,515	2,173,569	(565,170)	3,456,157

Comprehensive income (loss)	$2,089,288	$1,897,678	$(1,121,744)	$2,784,877

Weighted average shares used for computing basic and diluted loss per share	5,175,164	2,381,180	6,615,759	2,687,609

Basic and diluted net income per share	0.27	$(0.12)	$(0.08)	$(0.25)

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,386,773	$(275,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of OID and debt issuing costs of notes	118,750	45,833
Stock compensation expense	223,438	10,999
Operating lease expenses	50,812	49,034
Bad debts expense (reversal)	(34,581)	(1,659,101)
Loss on note conversion	61,155	496,853
Interest expense	818,914	-
Gain on termination of buy-back agreement of Chengli project	(3,156,138)	-
Changes in assets and liabilities:
Collection of principal and interest on sales type leases for Pucheng systems	-	13,959,334
Accounts receivable	345,808	43,765,943
Prepaid expenses	19,253	(8,339)
Other receivables	1,981	(3,141)
Advance to suppliers	(850,000)	-
VAT receivable	(186,817)	-
Taxes payable	(707,917)	(2,133,778)
Payment of lease liability	(67,750)	(57,442)
Interest payable on entrusted loan	-	962,052
Accrued liabilities and other payables	392,401	46,968

Net cash provided by (used in) operating activities	(1,583,918)	55,199,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	5,000,000	-
Issuance of common stock	37,561,720	497,187

Net cash provided by financing activities	42,561,720	497,187

EFFECT OF EXCHANGE RATE CHANGE ON CASH	740,273	1,869,350

NET INCREASE IN CASH	41,718,075	57,565,861
CASH, BEGINNING OF PERIOD	107,804,013	16,221,297

CASH, END OF PERIOD	$149,522,088	$73,787,158

Supplemental cash flow data:
Income tax paid	$197,296	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities Repayment of entrusted loan resulting from termination of buy-back option for Chengli project	$29,149,705	$-
Transfer of Tian’an project from construction in progress to accounts receivable	$-	$23,771,386
Adoption of ASC 842-right-of-use asset	$191,200	$-
Adoption of ASC 842-operating lease liability	$191,200	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$2,000,000	$1,442,086

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	(Loss) / Income	Deficit	Total
Balance at December 31, 2020	3,177,050	$3,177	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193
Net loss	-	-	-	-	-	(277,224)	(277,224)
Shares to be issued	-	-	38,253,041	-	-	-	38,253,041
Transfer to Statutory Reserves	-	-	-	1,538	-	(1,538)	-
Foreign currency translation loss	-	-	-	-	(1,140,163)	-	(1,140,163)
Balance at March 31, 2021	3,177,050	3,177	158,002,040	15,156,580	(866,723)	(43,305,227)	128,989,847
Net income	-	-	-	-	-	2,220,571	2,220,571
Conversion of long-term notes into common shares	54,348	54	502,665	-	-	-	502,719
Issuance of common stock for equity financing	3,320,000	3,320	(3,320)	-	-	-	-
Return of shares issued to CEO for equity financing	(60,000)	(60)	(691,260)	-	-	-	(691,320)
Transfer to Statutory Reserves	-	-	-	14,774	-	(14,774)	-
Foreign currency translation gain	-	-	-	-	2,407,848	-	2,407,848
Balance at June 30, 2021	6,491,398	6,491	157,810,125	15,171,354	1,541,125	(41,099,430)	133,429,665
Net income	-	-	-	-	-	(556,574)	(556,574)
Conversion of long-term notes into common shares	206,382	207	1,558,228	-	-	-	1,558,435
Stock compensation expense	31,250	31	223,407	-	-	-	223,438
Transfer to statutory reserves	-	-	-	3,273	-	(3,273)	-
Foreign currency translation gain	-	-	-	-	(565,170)	-	(565,170)
Balance at September 30, 2020	6,729,030	$6,729	$159,591,760	$15,174,627	$975,955	$(41,659,277)	$134,089,794

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546
Net loss	-	-	-	-	-	(598,551)	(598,551)
Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999
Conversion of long-term notes into common shares	143,333	143	533,024	-	-	-	533,167
Foreign currency translation loss	-	-	-	-	(1,341,276)	-	(1,341,276)
Balance at March 31, 2020	2,179,387	2,179	117,226,394	14,525,712	(7,473,890)	(47,046,510)	77,233,885
Conversion of long-term notes into common shares	304,710	305	769,444	-	-	-	769,749
Round-up of fractional shares due to reverse split	9,100	9	(9)	-	-	-	-
Net income	-	-	-	-	-	993,940	993,940
Transfer to statutory reserves	-	-	-	140,494	-	(140,494)	-
Foreign currency translation gain	-	-	-	-	58,688	-	58,688
Balance at June 30, 2020	2,493,197	2,493	117,995,829	14,666,206	(7,415,202)	(46,193,064)	79,056,262
Conversion of long-term notes into common shares	242,699	243	635,779	-	-	-	636,022
Shares issued for equity financing	265,250	265	496,922	-	-	-	497,187
Net income	-	-	-	-	-	(671,280)	(671,280)
Transfer to statutory reserves	-	-	-	1,198	-	(1,198)	-
Foreign currency translation gain	-	-	-	-	3,456,157		3,456,157
Balance at September 30, 2020	3,001,146	$3,001	$119,128,530	$14,667,404	$(3,959,045)	$(46,865,542)	$82,974,348

CHINA RECYCLING ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Recycling Energy Corporation (the “Company” or “CREG”) is incorporated in Nevada state. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of September 30, 2021 is as follows:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the nine and three months ended September 30, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine and three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

Basis of Consolidation

The CFS include the accounts of CREG and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2021. However, there was no revenue for the Company for the nine and three months ended September 30, 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the nine and three months ended September 30, 2021, the Company had a net income of $1.39 million and net loss $0.56 million. For the nine and three months ended September 30, 2020, the Company had net loss of $0.28 million and 0.67 million. The Company had an accumulated deficit of $41.66 million as of September 30, 2021. The Company disposed all of its systems and currently holds only five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicate it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these financial statements.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the nine and three months ended September 30, 2021 and 2020, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. At September 30, 2021, the ROU was $145,586. The Company recognized no impairment of ROU assets as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had gross accounts receivable of $0 and $342,974 of Erdos TCH for electricity sold, respectively. As of September 30, 2021 and December 31, 2020, the Company had bad debt allowance of $0 and $34,297 for Erdos TCH due to the customer not making the payments as scheduled, respectively. As of September 30, 2021, all outstanding accounts receivable balance was collected in full.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$76,000) per bank. Any balance over RMB 500,000 (US$76,000) per bank in PRC will not be covered. At September 30, 2021, cash held in the PRC bank of approximately $145,341,795 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recorded $0 asset impairment loss for the nine and three months ended September 30, 2021 and 2020.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At September 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the nine and three months ended September 30, 2021 and 2020, the basic and diluted loss per share were the same due to the anti-dilutive features of the warrants and options. For the nine and three months ended September 30, 2021, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the nine and three months ended September 30, 2020, 31,311 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of September 30, 2021, other receivables mainly consisted of (i) advances to third parties of $7,710, bearing no interest, payable upon demand, ii) advance to employees of $9,102, iii) advance to suppliers of $2,773 and (iv) others of $862,250 including social insurance receivable of $4,607 and prepayment of $857,500 (see below).

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, the Company prepaid $200,000 as of September 30, 2021.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform the market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services.

As of December 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,663, bearing no interest, payable upon demand, ii) advance to employees of $11,011, iii) advance to suppliers of $4,791 and (iv) others of $12,222 including social insurance receivable of $4,579.

4. ASSET SUBJECT TO BUYBACK

As of September 30, 2021 and December 31, 2020, the Company had asset subject to buyback of $0 and $28.92 million, respectively, which was for the Chengli project.

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

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station. As a result of the termination of the buy-back agreement, the Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan, which is the difference between the carrying value of the assets and loan and interest payable on the loan.

5. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2021 and 2020:

	2021	2020
Income tax – current	$2,443,461	$2,746,757
Value-added tax	-	322,652
Other taxes	101	76,203
Total – current	2,443,562	3,145,612
Income tax – noncurrent	$5,174,625	$5,174,625

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

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2021 and December 31, 2020:

	2021	2020
Education and union fund and social insurance payable	$376,017	$373,740
Consulting and legal expenses	41,090	31,090
Accrued payroll and welfare	256,727	255,278
Other	55,947	66,588
Total	$729,781	$726,696

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

As of September 30, 2021 and December 31, 2020, deferred tax assets consisted of the following:

	2021	2020
Accrued expenses	$70,446	$70,019
Write-off Erdos TCH net investment in sales-type leases *	6,352,124	6,155,300
US NOL	415,851	254,035
PRC NOL	2,623,801	10,849,690
Total deferred tax assets	9,462,222	17,329,044
Less: valuation allowance for deferred tax assets	(9,462,222)	(17,329,044)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with an interest rate of 12.5%. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.52 million) (which included investment from Xi’an TCH of RMB 75 million and was netted off with the entrusted loan payable of the HYREF Fund in the balance sheet). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted annual interest rate of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2020, the interest payable for this loan was $10.14 million and the outstanding balance for this loan was $22.20 million including a non-current portion of $0.30 million. As of September 30, 2021, the interest payable for this loan (RMB 77 million ($11.87 million) net of investment from Xian TCH of RMB 75 million ($11.56 million) was $0 and the outstanding balance for this loan (non-current) was $0.31 million.

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

3. Transfer of Xuzhou Huayu Project and Shenqiu Phase I & II project to Mr. Bai for partial repayment of HYREF loan

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of September 30, 2021, the Company has received the full payment of RMB 247 million ($36.28 million) from Mr. Bai.

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

9. RELATED PARTY TRANSACTIONS

As of September 30, 2021 and December 31, 2020, the Company had $28,418 and $28,440, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount of $150,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the nine months ended September 30, 2021, the Company amortized OID of $56,250 and recorded $184,769 interest expense on this Note. During the three months ended September 30, 2021, the Company amortized OID of $18,750 and recorded $57,547 interest expense on this Note.

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

During the three months ended September 30, 2021, the Company and Lender partitioned four new Promissory Notes in the original principal amount of $1,500,000 from the original Promissory Note. The Company and Lender exchanged these four Partitioned Note for the delivery of 206,382 shares of the Company’s Common Stock. The Company recorded $58,436 loss on conversion of these notes.

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company sold and issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an original issue discount of $250,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% per annum and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the nine months ended September 30, 2021, the Company amortized OID of $62,500 and recorded $208,274 interest expense on this Note. During the three months ended September 30, 2021, the Company amortized OID of $31,250 and recorded $108,274 interest expense on this Note. The Note has been classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

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

Warrants

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the nine months ended September 30, 2021

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	30,411	$14.0	3.21
Exercisable at January 1, 2021	30,411	$14.0	3.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2021	30,411	$14.0	2.46
Exercisable at September 30, 2021	30,411	$14.0	2.46

During the three months ended September 30, 2021, the Company issued 31,250 shares to a consulting company per the agreement entered on October 11, 2019. The fair value of 31,250 shares was $223,438.

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

The US parent company, CREG is taxed in the US and, as of September 30, 2021, had net operating loss (“NOL”) carry forwards for income taxes of $1.98 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The management believes the realization of benefits from these losses may be uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2021, the Company’s PRC subsidiaries had $10.50 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates	21.0%	(21.0)%
Tax rate difference – current provision	10.1%	9.8%
Prior year income tax adjustment in current year	(8.8)%
Permanent differences	16.1%	41.3%
Change in valuation allowance	(45.2)%	(30.1)%
Tax benefit per financial statements	(6.7)%	-%

The provision for income tax expense for the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021	2020
Income tax benefit – current	$87,051	$-
Income tax benefit – deferred	-	-
Total income tax benefit	$87,051	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	0.3%	(1.9)%
Permanent differences	35.7%	9.5%
Change in valuation allowance	(13.0)%	13.4%
Tax expense per financial statements	2.0%	-%

The provision for income tax expense for the three months ended September 30, 2021 and 2020 consisted of the following:

	2021	2020
Income tax expense – current	$10,902	$-
Income tax expense– deferred	-	-
Total income tax expense	$10,902	$-

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

The following table summarizes option activity with respect to employees and independent directors for the nine months ended September 30, 2021, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	500	$16.1	6.32
Exercisable at January 1, 2021	500	$16.1	6.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2021	500	$16.1	5.57
Exercisable at September 30, 2021	500	$16.1	5.57

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

During the nine months ended September 30, 2021, the Company transferred $19,585, which is 10% of Xi’an TCH’s net income to the statutory reverse. During the three months ended September 30, 2021, the Company transferred $3,273, which is 10% of Xi’an TCH’s net income to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of September 30, 2021 and December 31, 2020:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at September 30, 2021	Statutory reserve at December 31, 2020
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,827,450 ($11,255,899)	¥73,700,706 ($11,236,314)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Nine Months Ended
September 30, 2021
Operating lease cost – amortization of ROU	$45,299
Operating lease cost – interest expense on lease liability	$5,513
Weighted Average Remaining Lease Term - Operating leases	2.25 years
Weighted Average Discount Rate - Operating leases	5%

Nine Months Ended
September 30, 2020
Operating lease cost– amortization of ROU	$48,220
Operating lease cost – interest expense on lease liability	$814
Weighted Average Remaining Lease Term - Operating leases	0.42 years
Weighted Average Discount Rate - Operating leases	3%

Three Months Ended
September 30, 2021
Operating lease cost – amortization of ROU	$15,329
Operating lease cost – interest expense on lease liability	$1,610

Three Months Ended
September 30, 2020
Operating lease cost– amortization of ROU	$16,372
Operating lease cost – interest expense on lease liability	$160

The following is a schedule, by years, of maturities of the office lease liabilities as of September 30, 2021:

Operating Leases
For the years ended September 30, 2022,	$67,604
For the years ended September 30, 2023	67,604
Total undiscounted cash flows	135,208
Less: imputed interest	(6,523)
Present value of lease liabilities	$128,685

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

On October 8, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes in the original principal amount of $250,000 from the original Promissory Note entered on December 4, 2020. The Company and Lender exchanged this Partitioned Note for the delivery of 43,782 shares of the Company’s Common Stock.

On October 21, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes in the original principal amount of $250,000 from the original Promissory Note entered on December 4, 2020. The Company and Lender exchanged this Partitioned Note for the delivery of 40,270 shares of the Company’s Common Stock.

On October 25, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes in the original principal amount of $500,000 from the original Promissory Note entered on December 4, 2020. The Company and Lender exchanged this Partitioned Note for the delivery of 72,737 shares of the Company’s Common Stock.

On November 9, 2021, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes in the original principal amount of $250,000 from the original Promissory Note entered on December 4, 2020. The Company and Lender exchanged this Partitioned Note for the delivery of 40,983 shares of the Company’s Common Stock.

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

Our business is primarily conducted through our wholly-owned subsidiaries, Yinghua and Sifang, Sifang’s wholly-owned subsidiaries, Huahong and Shanghai TCH, Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH, Xi’an TCH’s wholly-owned subsidiary Erdos TCH and Xi’an TCH’s 90% owned and Shanghai TCH’s 10% owned subsidiary Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun. Shanghai TCH was established as a foreign investment enterprise in Shanghai under the laws of the PRC on May 25, 2004, and currently has registered capital of $29.80 million. Xi’an TCH was incorporated in Xi’an, Shaanxi Province under the laws of the PRC in November 2007. Erdos TCH was incorporated in April 2009. Huahong was incorporated in February 2009. Xi’an Zhonghong New Energy Technology Co., Ltd. was incorporated in July 2013. Xi’an TCH owns 90% and Shanghai TCH owns 10% of Zhonghong. Zhonghong provides energy saving solutions and services, including constructing, selling and leasing energy saving systems and equipment to customers. Zhongxun was incorporated in March 2014 and is a wholly owned subsidiary of Xi’an TCH.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This pandemic, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. However, as a result of PRC government’s effort on disease control, the outbreak in China is under the control. As of the date of this report, there are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to the PRC government’s strict control.

For the nine months ended September 30, 2021 and 2020, the Company had a net income of $1,386,773 and net loss of $275,891, respectively. For the three months ended September 30, 2021 and 2020, the Company had a net loss of $556,574 and $671,280, respectively. The Company has an accumulated deficit of $41.66 million as of September 30, 2021. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $149.52 million cash on hand at September 30, 2021 as a result of collection the full payment from all the projects that were disposed earlier, this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the actions discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales - contingent rental income	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses (income)	764,192	-%	(1,181,743)	-%
Income (Loss) from operations	(764,192)	-%	1,181,743	-%
Total non-operating income (expenses), net	2,063,914	-%	(1,457,634)	-%
Income (Loss) before income tax	1,299,722	-%	(275,891)	%
Income tax benefit	(87,051)	-%	-	-%
Net Income (loss0	$1,386,773	-%	$(275,891)	-%

SALES. Total sales for the nine months ended September 30, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the nine months ended September 30, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense reversal totaling $764,192 for the nine months ended September 30, 2021, compared to operating income $1,181,743 for the nine months ended September 30, 2020, an increase of $1,945,935 or 165%. The increase in operating expenses was mainly due to decreased bad debt expense reversal by $1,624,520, and increased stock transfer agent fee by $200,960, increased social insurance expense by $35,420, increased amortization expense of OID on long term note by $29,160, increased payroll expense by $24,400 and increased other G&A expenses by $31,450.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the nine months ended September 30, 2021, net non-operating income was $2,063,914 compared to non-operating expense of $1,457,634 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we had $302,426 interest income and gain on termination of buy-back agreement of Chengli project of $3,156,138 (see Note 8), but the amount was offset by $393,555 interest expense on note payable, loss on note conversion of $61,155 and interest expense on failure of note redemption on time of $818,914 and other expenses of $121,026. For the nine months ended September 30, 2020, we had $124,305 interest income, but the amounts were offset by a $1,037,183 interest expense on entrusted loan and note payable, $496,853 loss on note conversion and other expenses of $47,903.

INCOME TAX BENEFIT. Income tax benefit was $87,051 for the nine months ended September 30, 2021, compared with $0 for the nine months ended September 30, 2020. The consolidated effective income tax rates for the nine months ended September 30, 2021and 2020 were (6.7)% and 0%, respectively.

NET INCOME. Net income for the nine months ended September 30, 2021 was $1,386,773 compared to net loss of $275,891 for the nine months ended September 30, 2020, an increase of income of $1,662,664. This increase in net income was mainly due to gain on termination of buy-back agreement of Chengli project by $3,156,138, but was partly offset by decreased bad debt expense reversal by $1,624,520 as describe above.

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales - contingent rental income	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	380,040	-%	77,015	-%
Loss from operations	(380,040)	-%	(77,015)	-%
Total non-operating expenses, net	(165,632)	-%	(594,265)	-%
Loss before income tax	(545,672)	-%	(671,280)	%
Income tax expense	10,902	-%	-	-%
Net loss	$(556,574)	-%	$(671,280)	-%

SALES. Total sales for the three months ended September 30, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the three months ended September30, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses and bad debt expense reversal, totaling $380,040 for the three months ended September 30, 2021, compared to $77,015 for the three months ended September 30, 2020, an increase of $303,025 or 393%. The increase was mainly due to increased stock transfer agent fee by $223,430, decreased bad debts reversal by $9,479, and increased other G&A expenses by $70,108.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses and miscellaneous expenses. For the three months ended September 30, 2021, net non-operating expense was $165,632 compared to non-operating expenses of $594,265 for the three months ended September 30, 2020. For the three months ended September 30, 2021, we had $109,269 interest income but the amount was offset by $165,854 interest expense on note payable, loss on note conversion of $58,436, and other expenses of $50,790. For the three months ended September 30, 2020, we had $51,688 interest income but the amount was offset by $340,155 interest expense on entrusted loan and note payable, and $298,523 loss on note redemption.

INCOME TAX EXPENSE. Income tax expense was $10,902 for the three months ended September 30, 2021, compared with $0 for the three months ended September 30, 2020. The consolidated effective income tax rates for the three months ended September 30, 2021 and 2020 were 2.0% and 0%, respectively.

NET LOSS. Net loss for the three months ended September 30, 2021 was $556,574 compared to net loss of $671,280 for the three months ended September 30, 2020, a decrease of loss of $114,706. This decrease in net loss was mainly due to decreased loss on note conversion by $240,087, increased interest income by $57,581, decreased interest expense by $174,301, which was partly offset by increased other expenses by $43,515, and increased G&A expenses by $303,025 as describe above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of nine months Ended September 30, 2021 and 2020

As of September 30, 2021, the Company had cash and equivalents of $149.52 million, other current assets of $1,106,842, current liabilities of $10.70 million, working capital of $139.93 million, a current ratio of 14.08:1 and a liability-to-equity ratio of 0.12:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating Activities	$(1,583,918)	$55,199,324
Investing Activities	-	-
Financing Activities	$42,561,721	$497,187

Net cash used in operating activities was $1,583,918 during the nine months ended September 30, 2021, compared to $55.20 million cash provided by operating activities for the nine months ended September 30, 2020. The decrease in net cash inflow for the nine months ended September 30, 2021 was mainly due to our cash collection of sales type leases of Pucheng systems by $13.96 million, and cash collection of accounts receivable by $43.42 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems that were occurred in the nine months ended September 30, 2020.

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, the Company prepaid $200,000 as of September 30, 2021.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform the market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services.

Net cash provided by (used in) investing activities was $0 and $0, respectively, for the nine months ended September 30, 2021 and 2020.

Net cash provided by financing activities was $42,561,721 compared to net cash used in financing activities of $497,187 during the nine months ended September 30, 2021 and 2020, respectively. The cash inflow for the nine months ended September 30, 2021 was the proceeds from a private placement of $37,561,721 and issuance of notes payable of $5,000,000. The cash inflow for the nine months ended September 30, 2020 was from the issuance of Common Stock of $497,187.

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

	As of
	September 30, 2021	December 31, 2020
Unrestricted retained earnings (accumulated deficit)	$(41,659,277)	$(43,026,465)
Restricted retained earnings (surplus reserve fund)	15,174,627	15,155,042
Total retained earnings (accumulated deficit)	$(26,484,650)	$(27,871,423)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of September 30, 2021 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $221,996, net of unamortized OID of $275,605	$7,355,319	$-	10
Entrusted loan	$-	$308,385	8
Total	$7,355,319	$308,385

The Company believes it has sufficient cash in bank of $150 million as of September 30, 2021, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2020 and the registration statement on Form S-1 (filed no. 333-258232). An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and the registration statement as referenced above. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC.
10.2	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC.
10.3	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC.
10.4	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC.
10.5	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Recycling Energy Corporation

Date: November 12, 2021	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)