Form 10-K
period 2021-12-31
Smart Powerr Corp.
filed 2022-09-13
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-12536

SMART POWERR CORP.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $9.16, as reported on the Nasdaq Capital Market, was approximately $26.5 million.

As of September 13, 2022, there were 7,358,052 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-K

i

PART I

When we use the terms “we,” “us,” “our” and “the Company,” we mean Smart Powerr Corp., a Nevada corporation, and its wholly-owned subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings Co., Ltd. (“Sifang”), and Sifang’s wholly-owned subsidiaries, Shaanxi Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Technology Co., Ltd. (“Shanghai TCH”), Shanghai TCH’s wholly-owned subsidiaries, Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), Xi’an TCH’s wholly-owned subsidiary Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”), Zhongxun Energy Investment (Beijing) Co., Ltd (“Zhongxun”), and 16.6% owned subsidiary, Beijing Hongyuan Recycling Energy Investment Center (“Beijing Hongyuan”), and Xi’an TCH Energy Technology Company, Ltd. (“Xi’an TCH”), which is 90% owned by Xi’an TCH and 10% owned by Shanghai TCH’s .

ITEM 1. BUSINESS

General

Smart Powerr Corp. is a holding company incorporated in the state of Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries established in the PRC.

We are a pioneer in waste energy recycling and a developer of energy efficiency solutions for various energy intensive industries in China. We use Build-Operate-Transfer (“BOT”) model to provide energy saving and recovery facilities for multiple energy intensive industries in China. Our waste energy recycling projects allow customers which use substantial amounts of electricity to recapture previously wasted pressure, heat, and gas from their manufacturing processes to generate electricity. We currently offer waste energy recycling systems to companies for use in nonferrous metal plants. We construct our projects at our customer’s facility and the electricity produced is used on-site by the customer.

We develop fully customized projects across several verticals to better meet customer’s energy recovery needs. We provide a clean-technology and energy-efficient solution aimed at reducing the air pollution and energy shortage problems in China. Our projects capture industrial waste energy to produce low-cost electricity, enabling industrial manufacturers to reduce their energy costs by 5% to 20%, lower their operating costs, and in optimal circumstances, extend the life of primary manufacturing equipment, while still complying with government regulations on emissions. Specifically, our power generation systems use the waste heat and pressure of flue gas generated during customers’ daily course of energy usage, such as manufacturing, and carry out necessary dust removal and desulfurization process afterwards, before putting the renewed energy back into use. The purified flue gas can reduce the wear and corrosion of pipes, valves and fans on the original production line, so as to improve the service life of these equipment. In addition, our waste energy recycling projects allow our industrial customers to reduce their reliance on China’s centralized national power grid, which is prone to black-outs or brown-outs or is completely inaccessible from certain remote areas. Our projects generally produce lower carbon dioxide emissions and other pollutants, and are designed to be more environmentally friendly than other forms of power generation.

Since 2007, we have primarily used the BOT model to serve our customers. For each project, we design, finance, construct and install the waste energy recycling projects for our customers, operate the projects for five to 20 years, and then transfer the projects to the owners. The BOT model creates a win-win solution for both our customers and us. We provide the capital expenditure financing in exchange for attractive returns on each project; our customers can focus their capital resources on their core businesses, do not need to invest additional capitals to comply with government environmental regulations, reduce noise and emissions and reduce their energy costs. We in turn recapture our costs through the stream of lease payments.

We are headquartered in China. Our principal executive offices are located at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, China, and our telephone number at this location is +86-29-8765-1098.

Company Overview and History

The Company was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to China Recycling Energy Corporation, and most recently to Smart Powerr Corp. in March of 2022. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

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

The Company is still in the process of transforming and expanding into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

Legal and Operational Risks of Operating in the PRC

Smart Powerr Corp., or the Company or CREG, is a holding company incorporated in the state of Nevada. As a holding company with no material operations, CREG conducts a substantial majority of its operations through its subsidiaries established in the People’s Republic of China, or the PRC or China. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather purchasing equity solely in CREG, our Nevada holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States. See “Risk Factors – Risks Related to Doing Business in China – Uncertainties with respect to the PRC legal system could adversely affect us” on page 38 of this annual report.

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, CREG is permitted under the Nevada laws to provide funding to our subsidiary in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our subsidiary in Cayman Islands is also permitted under the laws of Cayman Islands to provide funding to CREG through dividend distribution without restrictions on the amount of the funds.  Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends. See “Transfers of Cash to and from Our Subsidiaries” on page 4 and 54 of this annual report.

Because our operations are primarily located in the PRC through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.  We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date hereof, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission, or the CSRC, or any other PRC governmental authorities for future offerings, nor has our Nevada holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding previous offerings from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is not highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before future offerings in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

Summary of Risk Factors

Investing in our common stock involves significant risks. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully under “Item 1A. Risk Factors” beginning on page 24 of this annual report.

Risks Related to Our Business and Industry

●	Our business could be materially harmed by the ongoing coronavirus (COVID-19) pandemic (see “Risk Factors – Risks Related to Our Business and Industry – We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.” on page 30 of this annual report);

●	Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price (see “Risk Factors – Risks Related to Our Business and Industry – Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.” on page 25 of this annual report);

●	Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business (see “Risk Factors – Risks Related to Our Business and Industry – Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business” on page 26 of this annual report);

●	We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected (see “Risk Factors – Risks Related to Our Business and Industry – We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected” on page 27 of this annual report);

Risks Related to Doing Business in China (for a more detailed discussion, see “Item 1A. Risk Factors—Risks Related to Doing Business in China” on page 30 of this annual report)

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock (see “Risk Factors – We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 30 of this annual report);

●	The Chinese government exerts substantial influence over the manner in which we conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock (see “Risk Factors –The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock” on page 25 of this annual report);

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see “Risk Factors – The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China” on page 33 of this annual report);

●	China’s legal system is evolving and has inherent uncertainties that could limit the legal protection available to you (see “Risk Factors – Risks Related to Doing Business in China – Uncertainties with respect to the PRC legal system could adversely affect us” on page 38 of this annual report);

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law (see “Risk Factors – Risks Related to Doing Business in China – We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law” on page 35 of this annual report);

●	The recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock (see “Risk Factors – Risks Related to Doing Business in China – The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 41 of this annual report);

Risks Related to Our Common Stock (for a more detailed discussion, see “Item 1A. Risk Factors— Risks Related to Our Common Stock” on page 42 of this annual report)

●	The market price of our common stock may be volatile or may decline regardless of our operating performance (see “Risk Factors – Risks Related to Our Common Stock – The market price for our common stock may be volatile” on page 42 of this annual report);

Transfers of Cash to and from Our Subsidiaries

Smart Powerr Corp. is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiaries in China. We may rely on dividends to be paid by our subsidiaries in China to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Our equity structure is a direct holding company structure. Within our direct holding company structure, the cross-border transfer of funds between our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, Smart Powerr Corp. is permitted under the Nevada laws to provide funding to our subsidiary, Sifang Holdings, in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Sifang Holdings is also permitted under the laws of Cayman Islands to provide funding to Smart Powerr Corp. through dividend distribution without restrictions on the amount of the funds.  As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the Board of Directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Business Corporation Act and our bylaws, our Board of Directors may authorize and declare a dividend to shareholders at such time and of such an amount as it thinks fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, have implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at up to 10%.

To pay dividends to our shareholders, we will rely on payments made from our PRC subsidiaries, i.e., Shanghai Yinghua Financial Leasing Co., Ltd, Shanghai TCH Energy Technology Co., Ltd., Huahong New Energy Technology Co., Ltd., Xi’an TCH Energy Technology Co., Ltd., Erdos TCH Energy Saving Development Co., Ltd., Xi’an Zhonghong New Energy Technology Co., Ltd., and Zhongxun Energy Investment (Beijing) Co., Ltd., to Smart Powerr Corp. As of the date hereof, our PRC subsidiaries have not made any transfers or distributions. As of the date hereof, no cash or asset transfers have occurred between the Company and its subsidiaries. We do not expect to pay any cash dividends in the foreseeable future. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred.

Implications of Holding Foreign Company Accountable Act

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the PCAOB, PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

Each of Prager Metis CPAs, LLC (“Prager Metis”), the independent registered public accounting firm that issues the audit report for the fiscal years ended December 31, 2020 and 2019 included elsewhere in this annual report, and Paris Kreit & Chiu CPA (“Paris Kreit,” formerly Benjamin & Ko, LLC), the independent registered public account firm that issued the audit report for the fiscal year ended December 31, 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Prager Metis is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Paris Kreit is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe Prager Metis and Paris Kreit are not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, which would add uncertainties to future offerings, and we cannot assure you whether Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On August 26, 2022, the China Securities Regulatory Commission, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. See “The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 35 of this annual report.

PRC Regulatory Permissions

We and our operating subsidiaries currently have received all material permissions and approvals required for our operations in compliance with the relevant PRC laws and regulations in the PRC, including the business licenses of our operating subsidiaries.

The business license is a permit issued by Administration for Market Regulation that allows the company to conduct specific business within the government’s geographical jurisdiction. Each of our PRC subsidiaries has received its business license. As of the date hereof, except for the business licenses mentioned here, Smart Powerr Corp. and our PRC subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate the business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license, and permit requirements. If we or our subsidiaries fail to obtain and maintain such approvals, licenses, or permits required for our business, inadvertently conclude that such approval is not required, or respond to changes in the regulatory environment, we or our subsidiaries could be subject to liabilities, penalties, and operational disruption, which may materially and adversely affect our business, operating results, financial condition and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

On August 8, 2006, six PRC regulatory agencies jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules requires that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or indirectly by PRC Citizens shall obtain the approval of the China Securities Regulatory Commission prior to overseas listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. Based on our understanding of the Chinese laws and regulations in effect at the time of this annual report, we will not be required to submit an application to the CSRC for its approval of future offerings and the trading of common stock on the Nasdaq under the M&A Rules. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented, and the requirement standard may change when new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules are installed. We cannot assure you that relevant Chinese government agencies, including the CSRC, would reach the same conclusion.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, which were made available to the public on July 6, 2021. The Opinions on Strictly Cracking Down on Illegal Securities Activities emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Pursuant to the Opinions, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law. As of the date hereof, no official guidance or related implementation rules have been issued. As a result, the Opinions on Strictly Cracking Down on Illegal Securities Activities remain unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities.

On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. Therefore, future offerings could be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Regulations. As such, the Company would be required to complete the filing procedures of and submit the relevant information to CSRC after the Draft Overseas Listing Regulations become effective.

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures (the “new Cybersecurity Review Measures”) which took effect on February 15, 2022 and replaced the original Cybersecurity Review Measures. Pursuant to the new Cybersecurity Review Measures, if critical information infrastructure operators purchase network products and services, or network platform operators conduct data processing activities that affect or may affect national security, they will be subject to cybersecurity review. A network platform operator holding more than one million users/users’ individual information also shall be subject to cybersecurity review before listing abroad. The cybersecurity review will evaluate, among others, the risk of critical information infrastructure, core data, important data, or a large amount of personal information being influenced, controlled or maliciously used by foreign governments and risk of network data security after going public overseas.

We believe that neither we nor our subsidiaries are currently required to obtain permission from any of the PRC authorities to operate and issue our common stock to foreign investors, or required to obtain permission or approval from the CSRC, Cyberspace Administration of China (“CAC”) or any other governmental agency. Recently, however, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the “Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies, cybersecurity, data privacy protection requirements, and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of different interpretation and enforcement of the rules and regulations in the PRC adverse to us, which may take place quickly with little advance notice. See “The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council may subject us to additional compliance requirement in the future” on page 35 of this annual report.

We believe we will not be subject to the Cybersecurity Review Measures that became effective on February 15, 2022 under the CAC, because we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might check subject us to the Cybersecurity Review Measures. We are also not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Security Administration Draft.

Moreover, we believe that no relevant laws or regulations in the PRC explicitly require us to seek approval from the CSRC for our overseas listing plan. As of the date of this annual report, we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanctions regarding our planned overseas listing from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before future offerings in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. For more details, see “Risk Factors – Risks Related to Doing Business in China – The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors” on page 25 of this annual report.

As of the date hereof, we and our PRC subsidiaries have received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China, and no permission or approval has been denied. The following table provides details on the licenses and permissions held by our PRC subsidiaries.

Approval	Recipient	Issuing body	Validity
Business License	Shanghai Yinghua Financial Leasing Co., Ltd.	China (Shanghai) Pilot Free Trade Zone Market Supervision Administration	May 10, 2045
Business License	Shanghai TCH Energy Technology Co., Ltd.	China (Shanghai) Pilot Free Trade Zone Market Supervision Administration	May 24, 2029
Business License	Huahong New Energy Technology Co., Ltd.	Shaanxi Provincial Industry and Commerce Administration	Long-term
Business License	Xi’an TCH Energy Technology Co., Ltd.	Xi ‘an Market Supervision Administration	Long-term
Business License	Erdos TCH Energy Saving Development Co., Ltd.	Market Supervision administration of Etok Banner	April 13, 2029
Business License	Xi’an Zhonghong New Energy Technology Co., Ltd.	Xi ‘an Industry and Commerce Administration	Long-term
Business License	Zhongxun Energy Investment (Beijing) Co., Ltd	Dongcheng Branch of Beijing Industry and Commerce Administration	March 23, 2044
Business License	Beijing Hongyuan Recycling Energy Investment Center	Beijing Haidian District Market Supervision Administration	July 17, 2063

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

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed Erdos TCH as a joint venture (the “JV” or “Erdos TCH”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The JV has a term of 20 years with a total investment for the project estimated at $79 million (RMB 500 million) and an initial investment of $17.55 million (RMB 120 million). Erdos contributed 7% of the total investment for the project, and Xi’an TCH contributed 93%. According to Xi’an TCH and Erdos’ agreement on profit distribution, Xi’an TCH and Erdos will receive 80% and 20%, respectively, of the profit from the JV until Xi’an TCH receives the complete return of its investment. Xi’an TCH and Erdos will then receive 60% and 40%, respectively, of the profit from the JV. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos transferred and sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits as described below. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of Erdos TCH. In addition, Xi’an TCH is required to pay Erdos accumulated profits from inception up to June 30, 2013 in accordance with the supplementary agreement entered on August 6, 2013. In August 2013, Xi’an TCH paid 20% of the accumulated profit (calculated under PRC GAAP) of $226,000 to Erdos. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. The power generation systems were built in 2009, and it is now 13 years old. The equipment is obsolete and the efficiency of the power generation systems is declining year by year. The current power generation efficiency can only reach 30%, and the equipment needs to be upgraded. The Erdos government has requested the Erdos to carry out a comprehensive technical upgrade of its ferrosilicon production line to meet the city’s energy-saving targets.   Erdos is researching the technical rectification scheme. After the scheme is determined, the Company will carry out supporting technical transformation for our waste heat power station project.  Before it goes into production, the Company is still entitled to a compensation of RMB 1 million per month.

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

Yida Coke Oven Gas Power Generation Projects

On June 28, 2014, Xi’an TCH entered into an Asset Transfer Agreement (the “Transfer Agreement”) with Qitaihe City Boli Yida Coal Selection Co., Ltd. (“Yida”), a limited liability company incorporated in China. The Transfer Agreement provided for the sale to Xi’an TCH of a 15 MW coke oven WGPG station, which was converted from a 15 MW coal gangue power generation station from Yida. As consideration for the Transfer Asset, Xi’an TCH paid Yida RMB 115 million ($18.69 million) in common stock of the Company at the average closing price per share of the Stock for the 10 trading days prior to the closing date of the transaction. The exchange rate between US Dollar and Chinese RMB in connection with the stock issuance was the rate equal to the middle rate published by the PBOC on the closing date of the assets transfer.

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

The Fund Management Company is the general partner of Beijing Hongyuan Recycling Energy Investment Center, LLP (the “HYREF Fund”), a limited liability partnership established July 18, 2013 in Beijing. The Fund Management Company made an initial capital contribution of RMB 5 million ($830,000) to the HYREF Fund. An initial amount of RMB 460 million ($77 million) was fully subscribed by all partners for the HYREF Fund. The HYREF Fund has three limited partners: (1) China Orient Asset Management Co., Ltd., which made an initial capital contribution of RMB 280 million ($46.67 million) to the HYREF Fund and is a preferred limited partner; (2) Hongyuan Huifu, which made an initial capital contribution of RMB 100 million ($16.67 million) to the HYREF Fund and is an ordinary limited partner; and (3) the Company’s wholly-owned subsidiary, Xi’an TCH, which made an initial capital contribution of RMB 75 million ($11.6 million) to the HYREF Fund and is a secondary limited partner. The term of the HYREF Fund’s partnership is six years from the date of its establishment, expiring on July 18, 2019. The term is four years from the date of contribution for the preferred limited partner, and four years from the date of contribution for the ordinary limited partner. The size of the HYREF Fund is RMB 460 million ($76.66 million). The HYREF Fund was formed for the purpose of investing in Xi’an Zhonghong New Energy Technology Co., Ltd., a then 90% owned subsidiary of Xi’an TCH, for the construction of two coke dry quenching (“CDQ”) waste heat power generation (“WHPG”) stations with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”) and one CDQ WHPG station with Boxing County Chengli Gas Supply Co., Ltd. (“Chengli”). On December 2018, Xi’an TCH transferred its 40% ownership of the Fund Management Company to Hongyuan Huifu, pursuant to an equity transfer agreement signed by both sides.

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

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project was completed by the second quarter of 2020. The Xuzhou Huayu Project has been on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues.

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

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.34 million) is to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.28 million) was to be paid before December 31, 2020. In December, 2020, the Company received payment in full for Tian’an Project.

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

Summary of Sales-Type Lease at December 31, 2021

As of December 31, 2021, Xi’an TCH had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Chonggong Bai. These agreements have ended.

Asset Repurchase Agreement

During the years ended December 31, 2021 and 2020, the Company entered into or completed the following Asset Repurchase Agreements:

On November 16, 2015, Xi’an TCH entered into a Transfer Agreement of CDQ and a CDQ WHPG system with Rongfeng and Xi’an Huaxin New Energy Co., Ltd., a limited liability company incorporated in China (“Xi’an Huaxin”). The Transfer Agreement provided for the sale to Rongfeng of the CDQ Waste Heat Power Generation Project (the “Project”) from Xi’an TCH. Additionally, Xi’an TCH agreed to transfer to Rongfeng the Engineering, Procurement and Construction (“EPC”) Contract for the CDQ Waste Heat Power Generation Project which Xi’an TCH had entered into with Xi’an Huaxin in connection with the Project. As consideration for the transfer of the Project, Rongfeng will pay to Xi’an TCH RMB 165,200,000 ($25.45 million), whereby (a) RMB 65,200,000 ($10.05 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Transfer Agreement is signed, (b) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH within 20 business days after the Project is completed, but no later than March 31, 2016 and (c) RMB 50,000,000 ($7.70 million) will be paid by Rongfeng to Xi’an TCH no later than September 30, 2016. Mr. Cheng Li, the largest stockholder of Rongfeng, has personally guaranteed the payments. The ownership of the Project was conditionally transferred to Rongfeng within 3 business days following the initial payment of RMB 65,200,000 ($10.05 million) by Rongfeng to Xi’an TCH and the full ownership of the Project has been officially transferred to Rongfeng after it completes the entire payment pursuant to the Transfer Agreement. The Company recorded a $3.78 million loss from this transaction in 2015. The Company received full payment of $25.45 million in 2016.

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

On December 22, 2020, Shanghai TCH entered into an Equity Acquisition Agreement with Xi’an Taiying Energy Saving Technology Co., Ltd., a PRC company (“Xi’an Taiying”) and its three shareholders to purchase all of the issued and outstanding shares of stock of Xi’an Taiying. The purchase price for said shares shall consist of (i) 619,525 shares of common stock at $4.37 per share, (ii) 60,000,000 shares of Series A convertible stock and (iii) a cash payment of RMB 1,617,867,026 ($247 million at a conversion rate of 1:6.55). The shares shall be issued within 15 business days after approval by the Board of Directors and/or shareholders of the Company and Nasdaq approval and the cash shall be paid in three tranches – RMB 390 million ($59.5 million) within 10 days after the agreement is executed, RMB 300 million ($45.8 million) by March 31, 2021 and RMB 927,867,026 ($141.7 million) within 10 days after the shares of Xi’an Taiying are registered to Buyer.The parties agreed to terminate this agreement of the end of June 2022. .

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

One result of this massive increase in electric generation capacity has been the rise of harmful emissions. China has surpassed the United States to become the world’s largest emitter of greenhouse gases, and the country faces enormous challenges from the pollution brought about by its consumption of conventional energy. On September 12, 2013, the State Council released the Action Plan for Air Pollution Prevention and Control. The action plan proposed that in five years, China will witness the overall improvement of air quality and dramatic drop of seriously polluted days. China will strive to gradually eliminate the seriously polluted weather and notably better the national air quality in another five years or longer.

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

Stringent Environmental Standards and Increasing Government Supports

Since energy is a major strategic issue affecting the development of the Chinese economy, the Chinese government has promoted the development of recycling and encouraged enterprises to use waste energy recycling projects of the type we sell and service. Similar to previous five year periods, the China National Environment Protection Plan, for the 14th Five-Year period (2021-2025), under the goal of “carbon neutrality and carbon peak,” proposes to accelerate green and low-carbon development, continuously improve environmental quality, enhance the quality and stability of ecosystems, and comprehensively improve the efficiency of resource utilization. Given the worsening environment and insufficient energy supply in China, the Chinese government has implemented policies to curb pollution and reduce wasteful energy usage. From 2020 to 2025, China will reduce energy consumption per unit of GDP by 13.5% and carbon dioxide emission per unit of GDP by 18%. The Renewable Energy Law, strict administrative measures to restrict investment and force consolidation in energy wasting industries, and the requirement to install energy-saving and environment protecting equipment whenever possible are just some ways the government is emphasizing the need to reduce emissions and to maximize energy creation. Local government officials, who sometimes flout central government policies for the sake of local GDP growth, are now required to tie emission, energy usage and pollution to GDP growth. If local emissions of pollutants grow faster than the local GDP, these local officials face the risk of losing their jobs. Such determination and strict enforcement by the central and local governments provide a good backdrop and growth opportunity for CREG’s business activities.

In recent years, China attaches great importance to the problem of environmental pollution, and has invested a lot of manpower and capital cost in air pollution control. It is estimated that the output value of China’s energy conservation and environmental protection industry will exceed RMB 10 trillion by 2022 and reach RMB 12.3 trillion by 2023.

According to the “14th Five-Year Plan for Modern Energy System”, by 2025, China’s comprehensive annual energy production capacity will reach over 4.6 billion tons of standard coal, the annual output of crude oil will rise and stabilize at 200 million tons, the annual output of natural gas will reach over 230 billion cubic meters, and the total installed power generation capacity will reach about 3 billion kilowatts. By 2025, carbon dioxide emissions per unit of industrial added value will be cut by 18%. China aims to peak carbon dioxide emissions by 2030 and achieve carbon neutrality by 2060.

The scale of China’s energy conservation and environmental protection industry will continue to expand under the impetus of a series of goals and plans of “carbon neutrality and carbon peak” and the “14th Five-Year Plan.”  According to forward-looking analysis, the output value of China’s energy conservation and environmental protection industry is expected to exceed RMB19 trillion by 2027.

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

In recent years, electrochemical energy storage technology has maintained a rapid growth trend, the cumulative installed capacity continues to expand. In 2020, the accumulative installed capacity of electrochemical energy storage in China was 3269.2MW. During the 14th Five-Year Plan period, it is an important period for energy storage to explore and realize the “rigid demand” application of the market, to productize the system and to obtain stable commercial interests. It is expected that the electrochemical energy storage market will continue to develop rapidly in 2021, with the accumulative installed capacity reaching 5790.8MW.

In April 2021, the National Development and Reform Commission and the National Energy Administration issued Guiding Opinions on Accelerating the Development of New Type Energy Storage. This is the second national comprehensive policy document on the energy storage industry since the National Energy Administration, together with five ministries and commissions, issued the Guiding Opinions on Promoting the Development of China’s Energy Storage Technology and Industry in 2017 (the “New Energy Storage Guidance”). The New Energy Storage Guidance establishes a “double carbon” goal, providing a development goal and direction for the industry.

The New Energy Storage Guidance, for the first time, explicitly quantified the development “double carbon” goals of the energy storage industry at the national level, and it is estimated that more than 30 million kilowatts (30GW+) of new energy storage projects will be installed by 2025. From 3.28GW at the end of 2020 to 30GW in 2025, the scale of the new energy storage market is expected to expand 10 times the current level in the next five years, with an annual compound annual growth rate of more than 55%, as a consequence of the New Energy Storage Guidance.

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

After signing a contract, we finance the entire capital expenditure budget ourselves and commence the construction and installation of the project. We do not manufacture the equipment and materials that are used in the construction of the waste-to-energy power generation facility. Rather, we incorporate standard power generating equipment into a fully integrated on-site waste energy recycling project for our customer. The construction and installation period ranges from three to 12 months subject to the project type, size and complexity.

We usually engage an EPC general contractor, which experienced in power plant and waste energy recycling project construction, to take charge of equipment procurement, project construction and installation. Our team of five engineers participates in and monitors the equipment purchase process; this team also oversees the construction and installation activities to ensure that they are completed on time and meet our rigorous standards and specifications.

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

“Transfer”

Based on the specific terms for each project, we eventually transfer the waste energy recycling project to the customer at no cost or a nominal cost upon the completion of the operation/lease period. For example, Tongchuan Shengwei Cement Power Generation project signed a 9-year lease starting from the first quarter of 2009 to the end of 2013. After the lease term was up, we transferred the station to the owner at no cost pursuant to the contract terms, which vary based on industries and the type of power generation stations.

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

Main Customers

Our customers are mainly mid- to large-size enterprises in China involving high energy-consuming businesses. Following our selection process described in the next paragraph, we conduct stringent evaluation procedures to identify and qualify potential customers and projects. To lower our investment and operational risk, we target companies with geographic or industry competitive advantages, with strong reputations and in good financial condition. Generally, our targets include steel and nonferrous metal mills with over 3 million tons of production capacity per year, cement plants with over 2 million tons of production capacity per year that utilize new- suspension-line process, and coking plants with over 600 tons production capacity per year. Our existing customers operate in Shanxi, Shaan’xi, Shandong and Jiangsu provinces and the Inner Mongolia Autonomic Region in China.

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

Geographic Distribution of Sales

Sales outside the U.S. accounted for 100% of revenue in 2021 and 2020.

Seasonality

For the most part, the Company’s business and sales are not subject to any seasonality factors.

Intellectual Property Rights

The Company does not currently possess any intellectual property rights.

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

Government and Environmental Management System

Since we do not hold the licenses that the various levels of Chinese government require for our operations, we mainly rely on third-party servicers and contractors, which possess all levels of licenses, to carry out our operations.

Competition

In the past, waste energy recycling projects have been installed mainly by industrial plants themselves. These plants hire general contractors to purchase waste energy recycling equipment manufactured by third parties and with design support from government design institutes, which usually charge a one-time design fee, construct the projects on-site. Pressure has increased on Chinese producers to become more energy-efficient, but many mid-sized companies do not have the special technical expertise or the capital to install and operate such waste energy recycling projects. Many companies have begun to outsource these functions to third- party providers, creating an opportunity in a growing market.

We use a BOT model to provide energy saving and recovery systems for various energy intensive industries, such as cement, steel and metallurgy industries. We face competition from an array of market participants.

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

We believe there is a larger market in the waste-to-energy industry in China for systems constructed on the “Engineering Procurement Construction” or “EPC” model in which customers purchase the services of a contractor to construct a system for the customer at the customer’s expense. Service providers include Dalian East New Energy Development, Nanjing Kaisheng Cement Technology and Engineering Co., Ltd., Jiangxi Sifang Energy Co., Ltd., Beijing Century Benefits Co., Ltd., Beijing Shineng Zhongjin Energy Technology Co., Ltd., Kunming Sunwise Co., Ltd. and China Everbright International Ltd. We compete with EPC providers for waste-to-energy projects when potential customers are able to obtain external financing or have the necessary capital.

We believe we offer advantages over our competitors in several ways:

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

Employees

As of December 31, 2021, we had 14 employees:

Management: 3 Employees

Administration: 3 Employees

Marketing: 2 Employees

Accounting & Finance: 4 Employees

Project Officer: 2 Employees

All of our personnel are employed full-time and none is represented under collective bargaining agreements. We consider our relations with our employees to be good.

We maintain certain insurance policies to safeguard us against risks and unexpected events as required in China and with applicable PRC laws, such as social security insurance, including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. However, we do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. In addition, we do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During fiscal years 2021 and 2020, we did not make any material insurance claims in relation to our business.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

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

Currently and historically, we have only had a limited number of projects in process at any time. Thus, our revenues have historically resulted, and are expected to continue in the immediate future to result, primarily from the sale and operation of our waste energy recycling projects that, once completed, typically produce ongoing revenues from energy production. Customers may change or delay orders for any number of reasons, such as force majeure or government approval factors that are unrelated to us. As a result, to maintain and expand our business, we must continue to develop and obtain new orders. However, it is difficult to predict whether and when we will receive such orders or project contracts due to the lengthy process, which may be affected by factors that we do not control, such as market and economic conditions, financing arrangements, commodity prices, environmental issues and government approvals.

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

Since late 2008 and continuing through 2021, global market and economic conditions have been disrupted and volatile. Concerns over slowdown of Chinese economy, geopolitical issues, the availability and cost of credit, to this increased volatility. These factors, combined with declining business and consumer confidence and increased unemployment, precipitated a global recession. It is difficult to predict how long the current economic conditions will persist or whether they will deteriorate further. As a result, these conditions could adversely affect our financial condition and results of operations.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, China’s total electricity consumption in 2021 was 8.3128 trillion kilowatt-hours, up 0.3% year on year, with an increase of 14.7% compared to 2019 and a two-year average growth rate of 7.1%. The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

We believe we have taken reasonable steps, including prior patent searches, to ensure we can operate under our intellectual property rights, and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, a third-party patent may have been filed or will be filed that may contain subject matter of relevance to our development, causing a third-party patent holder to claim infringement. Resolution of such issues sometimes results in lengthy and costly legal proceedings, the outcome of which we cannot predict accurately.

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

We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the U.S. generate a significant portion of our income. In addition, the U.S. and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was recently signed into law in the United States. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the United States that have not yet adopted state-level laws similar to the TCJ Act.

Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income based taxes both within and outside the U.S. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations. In addition, in connection with the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries.

A downturn in China or global economy, and economic and political policies of China could materially and adversely affect our business and financial condition.

Our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us.

Economic conditions in China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect potential clients’ confidence in financial market as a whole and have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

The recent outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.

China has experienced natural disasters, including earthquakes, extreme weather conditions   and any similar event could materially impact our business in the future. If a disaster or other disruption occurred that affects the regions where we operate our business, the resulting loss of personnel and damage to property could materially adversely affect our business. Even if we are not directly affected, such a disaster or disruption could affect the operations or financial condition of our ecosystem participants, which could harm our results of operations.

In recent months, the continued, global spread of COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including the commercial paper markets) and increased economic uncertainty. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.

COVID-19 is adversely affecting, and is expected to continue to adversely affect, certain elements of our business, including as a result of impacts associated with preventive and precautionary measures that we, other businesses, our communities and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience delays in our internal product development and unpredictable reductions in demand for certain of our products and services. Our employees have been required to work from home or not go into their offices. Such restrictions are slowly being lifted. If the pandemic continues and conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities and customer orders, which adverse impacts may be material, and it remains uncertain what impact these adverse impacts would have on future sales and customer orders even if conditions begin to improve. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers. Further, such travel restrictions and slowed-down business activities may affect the operation of our customer and result in decrease of our products and services, which could adversely affect our financial results. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results could be material.

Risks Related to Doing Business in China

We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

We are a holding company and conduct substantially all of our business through our PRC subsidiaries, which are limited liability companies in China. We may rely on dividends to be paid by our PRC subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiaries, which are mostly wholly foreign-owned enterprises in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Our PRC subsidiaries generate primarily all of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by State Administration of Foreign Exchange (the “SAFE”) for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or subsidiaries were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and can continue to exercise substantial control to intervene on virtually every sector of the Chinese economy through regulation and state ownership, and as a result, it can influence the manner in which we must conduct our business activities and effect material changes in our operations or the value of the common stock we are registering in this resale. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the U.S., with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. As of the date hereof, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

On December 24, 2021, the CSRC, together with other relevant government authorities in China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations requires that a PRC domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in PRC seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant PRC domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations. Therefore, the proposed listing would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Regulations. As such, the Company would be required to complete the filing procedures of and submit the relevant information to CSRC after the Draft Overseas Listing Regulations become effective.

In addition, on December 28, 2021, the CAC, the National Development and Reform Commission (“NDRC”), and several other administrations jointly issued the revised Measures for Cybersecurity Review, or the Revised Review Measures, which became effective and has replaced the existing Measures for Cybersecurity Review on February 15, 2022. According to the Revised Review Measures, if an “online platform operator” that is in possession of personal data of more than one million users intends to list in a foreign country, it must apply for a cybersecurity review. Based on a set of Q&A published on the official website of the State Cipher Code Administration in connection with the issuance of the Revised Review Measures, an official of the said administration indicated that an online platform operator should apply for a cybersecurity review prior to the submission of its listing application with non-PRC securities regulators. Given the recency of the issuance of the Revised Review Measures and their pending effectiveness, there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, it is unclear whether the requirement of cybersecurity review applies to follow-on offerings by an “online platform operator” that is in possession of personal data of more than one million users where the offshore holding company of such operator is already listed overseas. Furthermore, the CAC released the draft of the Regulations on Network Data Security Management in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year.   If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to future offerings, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we are not able to guarantee that we will obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and future offerings relating to our securities.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the anti-monopoly law enforcement agency be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise.

For example, the M&A Rules require MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the PRC Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress effective 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB2 billion, and at least two of these operators each had a turnover of more than RMB400 million within China) must be cleared by the anti-monopoly enforcement authority before they can be completed. In addition, in 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, also known as Circular 6, which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors, effective 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises with “national security” concerns. Under the foregoing MOFCOM regulations, MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to a security review, it will submit it to the Inter-Ministerial Panel, an authority established under Circular 6 led by the National Development and Reform Commission, and MOFCOM under the leadership of the State Council, to carry out security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that the merging or acquisition of a company engaged in the internet content business requires security review, and there is no requirement that acquisitions completed prior to the promulgation of the Security Review Circular are subject to MOFCOM review.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. We believe that it is unlikely that our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control. We are in process of implementing an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. The anticorruption program also requires that clauses mandating compliance with our policy be included in all contracts with foreign sales agents, sales consultants and distributors and that they certify their compliance with our policy annually. It further requires that all hospitality involving promotion of sales to foreign governments and government-owned or controlled entities be in accordance with specified guidelines. In the meantime, we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law.

However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 FIL Draft, which expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

According to the Foreign Investment Law, the State Council will publish or approve to publish the “negative list” for special administrative measures concerning foreign investment. The Foreign Investment Law grants national treatment to foreign-invested entities, or FIEs, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list”. Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that FIEs operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, cease its investment activities, dispose of its equity interests or assets within a prescribed time limit and have its income confiscated. If the investment activity of a foreign investor is in breach of any special administrative measure for restrictive access provided for in the “negative list”, the relevant competent department shall order the foreign investor to make corrections and take necessary measures to meet the requirements of the special administrative measure for restrictive access.

The PRC government will establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, known as Circular 82, which has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors and management are located in Hong Kong, it is unclear if the PRC tax authorities will determine that we should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends we pay to our non-PRC investors, and the gains realized from the transfer of our common stock may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our common stock would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. This could have a material and adverse effect on the value of your investment in us and the price of our common stock.

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

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our common stock may be adversely impacted.

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

We are a Nevada corporation but nearly all of our assets are located outside of the U.S. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council may subject us to additional compliance requirement in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. As the Opinions were recently issued, official guidance and interpretation of the Opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of the Opinions or any future implementation rules on a timely basis, or at all.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the HFCAA requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCAA. On December 18, 2020, the HFCAA was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, SEC announced that the PCAOB designated China and Hong Kong as the jurisdictions where the PCAOB is not allowed to conduct full and complete audit inspections as mandated under the HFCAA. The Company’s auditor, Paris Kreit, is based in New York, New York, and therefore is not affected by this mandate by the PCAOB.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Each of Prager Metis, the independent registered public accounting firm that issues the audit report for the fiscal yearended December 31, 2020 included elsewhere in this annual report, and Paris Kreit, the independent registered public account firm that issued the audit report for the fiscal year ended December 31, 2021 included elsewhere in this annual report. as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Prager Metis is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Paris Kreit is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe Prager Metis and Paris Kreit are not subject to the determinations as to the inability to inspect or investigate registered firms announced by the PCAOB on December 16, 2021.

However, recent developments with respect to audits of China-based companies create uncertainty about the ability of each of Prager Metis and Paris Kreit to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. We cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

On August 26, 2022, the China Securities Regulatory Commission, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

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

Previouly, we received letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Quarterly Report on Form 10-Qs for the period ended March 31, 2022 and June 30, 2022, the Company does not comply with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company has until October 12, 2022 to file all delinquent filings and regain compliance. We expect to regain compliance upon the submission of this annual report and Form 10-Qs shortly thereafter.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. The average monthly rent for our office locations was $5,509 in 2021 and $5,349.49 in 2020.

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

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stocks pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi 'an TCH filed a motion for retrial to High People's Court of Beijing on April 13, 2022, on the basis that Xi’an TCH has already paid RMB 267 million to Hongyuan as an out-of-court settlement. On August 10, 2022, Beijing No.1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. Had fulfilled its buyback obligations.

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

In February 2016, Xuzhou Intermediate People's Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku and Xi’an TCH of RMB 371,470 and RMB 254,824, respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan in the amount of RMB 145,356,100, which was paid in full in settlement. The Xuzhou Court concluded and closed the case on December 21, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CREG.” On September 12, 2022, the last reported sales price for our common stock was $3.12 per share, and there were 7,358,052 shares of our common stock outstanding, held by approximately 2,726 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2021. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

During the fourth fiscal quarter ended December 31, 2021, the Company did the following issuances of unregistered securities. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

Shares Issued for Stock Compensation

None.

Equity Compensation Plan Information

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

ITEM 6. [RESERVED].

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

OVERVIEW

The Company was incorporated on May 8, 1980 as Boulder Brewing Company under the laws of the State of Colorado. On September 6, 2001, the Company changed its state of incorporation to the State of Nevada. In 2004, the Company changed its name from Boulder Brewing Company to China Digital Wireless, Inc. and on March 8, 2007, again changed its name from China Digital Wireless, Inc. to its current name, China Recycling Energy Corporation. On March 3, 2022, the Company changed its name to Smart Powerr Corp. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, project investment, investment management, economic information consulting, technical services, financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions in the Peoples Republic of China (“PRC”).

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. Since April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Since January 2022 to date, COVID-19 case fluctuated and increased again in many cities of China including Xi’an Province where the Company is located. As a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19.

For the years ended December 31, 2021 and 2020, the Company had net loss of $12,230,190 and net income of $4,050,824, respectively. The Company has an accumulated deficit of $55.28 million as of December 31, 2021. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. However, the Company had $152.01 million cash on hand on December 31, 2021 as a result of collection the full payment from all the projects that were disposed earlier, this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes that the business transforming and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

Our Subsidiaries and Projects

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

Zhongxun was incorporated in March 2014 and is a wholly owned subsidiary of Xi’an TCH.  Zhongxun will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not yet commenced operations nor has any capital contribution been made as of the date of this report.

Yinghua was incorporated on February 11, 2015 by the U.S. parent company. Yinghua will be mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not yet commenced operations nor has any capital contribution been made as of the date of this report.

The Company’s organizational chart as of December 31, 2021 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City's energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out supporting technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but have not been any operations since then nor has any registered capital contribution been made.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed on January 22, 2019, at which time the Company recorded a $624,133 loss. However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project recognized in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated on April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

Tianyu Waste Heat Power Generation Project

On July 19, 2013, Zhonghong entered into a Cooperative Agreement (the “Tianyu Agreement”) for Energy Management of CDQ and CDQ WHPG Projects with Jiangsu Tianyu Energy and Chemical Group Co., Ltd. (“Tianyu”). Pursuant to the Tianyu Agreement, Zhonghong will design, build, operate and maintain two sets of 25 MW CDQ systems and CDQ WHPG systems for two subsidiaries of Tianyu – Xuzhou Tian’an Chemical Co., Ltd. (“Xuzhou Tian’an”) and Xuzhou Huayu Coking Co., Ltd. (“Xuzhou Huayu”) – to be located at Xuzhou Tian’an and Xuzhou Huayu’s respective locations (the “Tianyu Project”). Upon completion of the Tianyu Project, Zhonghong will charge Tianyu an energy saving fee of RMB 0.534 ($0.087) per kilowatt hour (excluding tax). The term of the Tianyu Agreement is 20 years. The construction of the Xuzhou Tian’an Project was completed by the second quarter of 2020. The Xuzhou Huayu Project has been on hold due to a conflict between Xuzhou Huayu Coking Co., Ltd. and local residents on certain pollution-related issues.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the years indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses (income)	808,154	-%	(5,287,019)	-%
Income (loss) from operations	(808,154)	-%	5,287,019	-%
Total non-operating expenses, net	(11,475,176)	-%	(1,776,195)	-%
Income (loss) before income tax	(12,283,330)	-%	4,050,824	%
Income tax benefit	(53,140)	-%	-	-%
Net Income (loss)	$(12,230,190)	-%	$4,050,824	-%

SALES. Total sales for the years ended December 31, 2021 and 2020 were $0.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2021 and 2020 were $0.

GROSS PROFIT. Gross income for the years ended December 31, 2021 and 2020 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses, bad debt expense reversal totaling $808,154 for the year ended December 31, 2021, compared to operating income $5,827,019 for the year ended December 31, 2020, an increase of $6,635,173 or 114%. The increase in operating expenses was mainly due to decreased reversal of bad debt expense by $5,996,370, and decreased reversal of accrued insurance expenses by $485,305, increased stock compensation expense by $212,436, which was partly offset by decreased other G&A expenses by $58,938.

NET NON-OPERATING EXPENSES. Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the year ended December 31, 2021, net non-operating expense was $11,475,176 compared to non-operating expense of $1,776,195 for the year ended December 31, 2020. For the year ended December 31, 2021, we had $414,468 interest income and gain on termination of buy-back agreement of Chengli project of $3,165,887 (see Note 8), but the amount was offset by $542,289 interest expense on note payable, loss on note conversion of $151,275, interest expense on entrusted loan of $374,865, interest expense on failure of note redemption on time of $2,189,811, and impairment loss on long term equity investment into HYREF fund of $11,625,195 and other expenses of $172,096. For the year ended December 31, 2020, we had $185,527 interest income and $4,392 other income, but the amount was offset by $1,463,721 interest expense on entrusted loan and note payable, and $502,393 loss on note conversion.

INCOME TAX BENEFIT. Income tax benefit was $53,140 for the year ended December 31, 2021, compared with $0 for the year ended December 31, 2020. The consolidated effective income tax rates for the years ended December 31, 2021and 2020 were (18.8)% and 0%, respectively.

NET INCOME (LOSS). Net loss for the year ended December 31, 2021 was $12,230,190 compared to net income of $4,050,824 for the year ended December 31, 2020, a decrease of income of $16,281,014. This decrease in net income was mainly due to decreased reversal of bad debt expense by $5,996,370, increased impairment loss on long term equity investment into the HYREF fund by $11,625,195, and increased interest expense by $1,643,244, which was partly offset by gain on termination of buy-back agreement of Chengli project by $3,165,887 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2021 and 2020

As of December 31, 2021, the Company had cash and equivalents of $152.01 million, other current assets of $1,105,106, current liabilities of $23.41 million, working capital of $129.23 million, a current ratio of 6.41:1 and a liability-to-equity ratio of 0.23:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating Activities	$(1,612,458)	$82,248,467
Investing Activities	-	(1,885)
Financing Activities	$42,561,720	$3,497,187

Net cash used in operating activities was $1,612,458 during the year ended December 31, 2021, compared to $82.25 million cash provided by operating activities for the year ended December 31, 2020. The decrease in net cash inflow for the year ended December 31, 2021 was mainly due to that in the year ended December 31, 2020, we had cash collection of sales type leases of Pucheng systems of $14.15 million, and cash collection of accounts receivable of $72.94 million for selling / disposing Huayu, Shenqiu, Zhongtai and Tian’an systems, but partly offset by cash outflow for accounts payable of $2,153,320 and taxes payable of $2,164,906; for the year ended December 31, 2021, we had impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund $11,625,195, cash inflow from accounts receivable of $346,876, outstanding interest payable on entrusted loan of $374,865, and cash inflow from accrued liabilities and other payables of $434,495, but partly offset by cash outflow on advance to suppliers by $850,000, cash outflow on VAT receivable of $187,394, cash outflow on income tax and other tax payable of $686,897, and net loss of $12,230,190.

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, the Company prepaid $200,000 as of December 31, 2021.

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

Net cash used in investing activities was $0 and $1,885, respectively, for the years ended December 31, 2021 and 2020. For the year ended December 31, 2020, $1,885 was the purchase of the fixed assets.

Net cash provided by financing activities was $42,561,720 compared to net cash provided by financing activities of $3,497,187 for the years ended December 31, 2021 and 2020, respectively. The cash inflow for the year ended December 31, 2021 was the proceeds from a private placement of $37,561,720 and issuance of notes payable of $5,000,000. The cash inflow for the year ended December 31, 2020 was from the issuance of common stock of $497,187 and issuance of notes of $3,000,000.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers was the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

We do not believe inflation has had or will have a significant negative impact on our results of operations in 2022.

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

	As of
	December 31, 2021	December 31, 2020
Unrestricted accumulated deficit	$(55,281,680)	$(43,026,465)
Restricted retained earnings (surplus reserve fund)	15,180,067	15,155,042
Total accumulated deficit	$(40,101,613)	$(27,871,423)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2021 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $333,443, net of unamortized OID of $225,605	$7,074,887	$-	10
Entrusted loan including interest payable of $379,323	$12,456,428	$-	8
Total	$19,531,315	$-

The Company believes it has sufficient cash in bank of $152.01 million as of December 31, 2021, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management

Smart Powerr Corp.

Opinion on the Consolidated Financial Statements

We audited the accompanying consolidated balance sheet of Smart Powerr Corp. (“the Company”) as of December 31, 2021 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters (CAMs) are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of CAMs does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the CAM below, providing separate opinions on the CAMs or on the accounts or disclosures to which they relate.

●	The Company disclosed certain litigation as discussed in Note 16 to the financial statements. Litigation involves judgment and uncertainty. Therefore, we considered this as a CAM. We read the Company’s disclosures, obtained attorney and management’s representation on the litigation matters to conclude on the adequacy of the disclosures and need for accrual, if any.

●	As discussed in Note 8 to the financial statements, the Company recorded an impairment loss of $11.6 million arising from a 5% investment in a Fund which the Company owed RMB 77 million ( $ 12.1 million). During 2020, the Fund agreed to offset the loan with the investment and waived any interest on the loan. In 2021, the lender obtained a decree from the court to require the Company to repay the loan with interest of RMB 2.42 million ($0.4 million). We discussed the value of the investment with the Company’s management, obtained information on the lender’s ability to pay back the investment and agreed with the Company’s conclusion that the lender did not have the ability to pay back the Company’s investment.

We have served as the Company’s auditor since 2021.

/s/ Paris Kreit & Chiu, CPA’s LLP

Los Angeles, California

September 13, 2022

PCAOB ID #6651

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

Asset subject to buyback and entrusted loan payable

As described in Notes 5, 9 and 19, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as a settlement of the entrusted loan, whereby the Company transferred an asset as the partial repayment for the loan and accrued interest of approximately $28 million. Per the agreement, the lender has an option to request the Company buyback the asset when certain conditions under the buyback agreement are met, at the higher of the fair value of the asset or the loan and related accrued interest at the date of exercise of the buyback option. The transferred asset and related portion of the entrusted loan was not derecognized on the accompanying consolidated financial statements as of December 31, 2020 as the Company has not yet been fully relieved of its obligation due to the buyback option. As of December 31, 2020, the lender has not exercised it buyback option. However, because of the buyback option, the Company was contingently liable for the excess of fair value of the transferred asset over the balance of the loan and related interest. It is also noted that as of April 9, 2021, the lender entered into a termination agreement of the buyback agreement, under which terms they will not execute the buyback option and will not ask for any additional payment from the Company other than the lender keeping the transferred asset.

We identified the determination of fair value of the transferred asset as a critical audit matter. The evaluation of the fair value requires management judgement and is based on their engagement of an expert appraiser. This therefore involves auditing management’s judgement, as well as the formal appraisal of the estimated fair value of the transferred asset, which involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	We read the terms of the original buyback agreement,
●	We utilized our internal valuation expert to assist in testing the appraisal of the fair value on the transferred asset as of December 31, 2020, that the Company had received,
●	We obtained confirmation from the lender that it had not exercised its buyback right at the balance sheet date.
●	For the subsequent event, we obtained and evaluated the April 9 termination agreement.

/s/ Prager Metis CPAs LLP

We served as the Company’s auditor from 2019 to 2020.

El Segundo, CA

April 15, 2021

PCAOB ID: 273

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS

CURRENT ASSETS
Cash	$152,011,887	$107,804,013
Accounts receivable, net	-	308,677
VAT receivable	189,622	-
Prepaid expenses	34,872	55,420
Other receivables	880,612	35,687

Total current assets	153,116,993	108,203,797

NON-CURRENT ASSETS
Long term deposit	17,192	16,799
Operating lease right-of-use assets, net	132,549	-
Fixed assets, net	5,728	-
Asset subject to buyback	-	28,916,924

Total non-current assets	155,469	28,933,723

TOTAL ASSETS	$153,272,462	$137,137,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$77,854	$76,074
Taxes payable	3,075,233	3,145,612
Accrued interest on notes	333,443	18,968
Notes payable, net of unamortized OID of $225,605 and $144,355, respectively	6,741,444	3,005,645
Accrued liabilities and other payables	632,808	726,696
Operating lease liability	67,920	-
Due to related parties	27,357	28,440
Payable for purchase 10% equity interest of Zhonghong	470,537	-
Interest payable on entrusted loans	379,323	10,144,228
Entrusted loan payable-net	12,077,105	21,896,744

Total current liabilities	23,883,024	39,042,407

NONCURRENT LIABILITIES
Income tax payable	4,566,625	5,174,625
Operating lease liability	64,628	-
Long term payable	-	459,777
Entrusted loan payable	-	306,518

Total noncurrent liabilities	4,631,253	5,940,920

Total liabilities	28,514,277	44,983,327

CONTINGENCIES AND COMMITMENTS (NOTE 15 & 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,044,408 and 3,177,050 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7,044	3,177
Additional paid in capital	161,531,565	119,748,999
Statutory reserve	15,180,067	15,155,042
Accumulated other comprehensive income	3,321,189	273,440
Accumulated deficit	(55,281,680)	(43,026,465)

Total Company stockholders’ equity	124,758,185	92,154,193

TOTAL LIABILITIES AND EQUITY	$153,272,462	$137,137,520

The accompanying notes are an integral part of these consolidated financial statements.

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2021	2020

Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
Bad debts (reversal)	(34,688)	(6,031,058)
General and administrative	842,842	204,039

Total operating (income) expenses	808,154	(5,827,019)

Income (loss) from operations	(808,154)	5,827,019

Non-operating income (expenses)
Loss on note conversion	(151,275)	(502,393)
Interest income	414,468	185,527
Interest expense	(3,106,965)	(1,463,721)
Gain on termination of buy-back agreement of Chengli project	3,165,887	-
Impairment loss on long-term equity investment	(11,625,195)	-
Other income (expenses), net	(172,096)	4,392

Total non-operating expenses, net	(11,475,176)	(1,776,195)

Income (loss) before income tax	(12,283,330)	4,050,824
Income tax benefit	(53,140)	-

Net income (loss)	(12,230,190)	4,050,824

Other comprehensive items
Foreign currency translation gain	3,047,749	6,406,054

Comprehensive income (loss)	$(9,182,441)	$10,456,878

Weighted average shares used for computing basic and diluted loss per share	5,608,631	2,564,373

Basic and diluted net income (loss) per share	$(2.18)	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	(Loss) /Income	Deficit	Total

Balance at December 31, 2019	2,032,721	$2,033	$116,682,374	$14,525,712	$(6,132,614)	$(46,447,959)	$78,629,546
							-
Net income for the year	-	-	-	-	-	4,050,824	4,050,824

Issuance of common stock for stock compensation	3,333	3	10,996	-	-	-	10,999

Conversion of long-term notes into common shares	866,646	867	2,558,716	-	-	-	2,559,583

Shares issued for equity financing	265,250	265	496,922	-	-	-	497,187

Round-up of fractional shares due to reverse split	9,100	9	(9)	-	-	-	-

Transfer to statutory reserves	-	-	-	629,330	-	(629,330)	-

Foreign currency translation gain	-	-	-	-	6,406,054	-	6,406,054

Balance at December 31, 2020	3,177,050	3,177	119,748,999	15,155,042	273,440	(43,026,465)	92,154,193

Net loss for the year	-	-	-	-	-	(12,230,190)	(12,230,190)

Shares to be issued	-	-	38,253,041	-	-	-	38,253,041

Conversion of long-term notes into common shares	576,108	576	4,000,698	-	-	-	4,001,274

Issuance of common stock for equity financing	3,320,000	3,320	(3,320)	-	-	-	-

Return of shares issued to CEO for equity financing	(60,000)	(60)	(691,260)	-	-	-	(691,320)

Stock compensation expense	31,250	31	223,407	-	-	-	223,438

Transfer to statutory reserves	-	-	-	25,025	-	(25,025)	-

Foreign currency translation gain	-	-	-	-	3,047,749	-	3,047,749

Balance at December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189	$(55,281,680)	$124,758,185

The accompanying notes are an integral part of these consolidated financial statements.

SMART POWERR CORP

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,230,190)	$4,050,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	638	-
Amortization of OID and debt issuing costs of notes	168,750	61,895
Stock compensation expense	223,438	10,999
Operating lease expenses	67,959	55,519
Bad debts expense (reversal)	(34,688)	(6,031,058)
Loss on note conversion	151,275	502,393
Interest expense	2,189,811	-
Impairment loss on long-term equity investment	11,625,195	-
Gain on termination of buy-back agreement of Chengli project	(3,165,887)	-
Changes in assets and liabilities:
Collection of principal and interest on sales type leases for Pucheng systems	-	14,149,790
Accounts receivable	346,876	72,933,179
Prepaid expenses	23,645	(3,596)
Other receivables	3,610	(3,549)
Advance to suppliers	(850,000)	-
VAT receivable	(187,394)	-
Accounts payable	-	(2,153,320)
Taxes payable	(686,897)	(2,164,906)
Payment of lease liability	(67,959)	(58,226)
Interest payable on entrusted loan	374,865	1,302,610
Accrued liabilities and other payables	434,495	(404,087)

Net cash provided by (used in) operating activities	(1,612,458)	82,248,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	-	(1,885)

Net cash used in investing activities	-	(1,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	5,000,000	3,000,000
Issuance of common stock	37,561,720	497,187

Net cash provided by financing activities	42,561,720	3,497,187

EFFECT OF EXCHANGE RATE CHANGE ON CASH	3,258,612	5,838,947

NET INCREASE IN CASH	44,207,874	91,582,716
CASH, BEGINNING OF YEAR	107,804,013	16,221,297

CASH, END OF YEAR	$152,011,887	$107,804,013

Supplemental cash flow data:
Income tax paid	$208,847	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Repayment of entrusted loan resulting from termination of buy-back option for Chengli project	$29,239,619	$-
Transfer of Tian’an project from construction in progress to accounts receivable	$-	$24,095,685
Adoption of ASC 842-right-of-use asset	$191,790	$-
Adoption of ASC 842-operating lease liability	$191,790	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$3,850,000	$2,057,191

The accompanying notes are an integral part of these consolidated financial statements.

SMART POWERR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Smart Powerr Corporation (the “Company” or “SPC”) is incorporated in Nevada state, formerly known as China Recycling Entergy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of December 31, 2021 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. Since May 2019, Erdos TCH has ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City's energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out supporting technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

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

Formation of Zhongxun

On March 24, 2014, Xi’an TCH incorporated a subsidiary, Zhongxun Energy Investment (Beijing) Co., Ltd. (“Zhongxun”) with registered capital of $5,695,502 (RMB 35,000,000), which must be contributed before October 1, 2028. Zhongxun is 100% owned by Xi’an TCH and will be mainly engaged in project investment, investment management, economic information consulting, and technical services. Zhongxun has not commenced operations nor has any capital contribution been made as of the date of this report.

Formation of Yinghua

On February 11, 2015, the Company incorporated a subsidiary, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) with registered capital of $30,000,000, to be paid within 10 years from the date the business license is issued. Yinghua is 100% owned by the Company and will be mainly engaged in financial leasing, purchase of financial leasing assets, disposal and repair of financial leasing assets, consulting and ensuring of financial leasing transactions, and related factoring business. Yinghua has not commenced operations nor has any capital contribution been made as of the date of this report.

Reverse Stock Split

On April 13, 2020, the Company filed a certificate of change (“Certificate of Change”) with the Secretary of State of the State of Nevada, pursuant to which, on April 13, 2020, the Company effected a reverse split of its common stock, at a rate of 1-for-10, accompanied by a corresponding decrease in the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The accompanying consolidated financial statements (“CFS”) and related disclosure for periods prior to the Reverse Stock Split were retroactively restated to reflect this reverse stock split.

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. Since April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Since January 2022 to date, COVID-19 case fluctuated and increased again in many cities of China including Xi’an Province where the Company is located, As a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19.

On July 27, 2021, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of the Company’s authorized shares of common stock from 10,000,000  to 100,000,000 shares, par value $0.001 per share.

On March 3, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change our corporate name from China Recycling Energy Corporation to Smart Powerr Corp., effective March 3, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of the Company’s operating entities is Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

Basis of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2021. However, there was no revenue for the Company for the years ended December 31, 2021 and 2020. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the years ended December 31, 2021and 2020, the Company had a net loss of $12.23 million and net income of $4.05 million. The Company had an accumulated deficit of $55.28 million as of December 31, 2021. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates. On an on-going basis, management evaluates its estimates, including those allowances for bad debt and inventory obsolescence, impairment loss on fixed assets and construction in progress, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources.

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2021 and 2020, the Company did not sell any new power generating projects.

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

The Company finances construction of waste energy recycling power generating projects. The sales and cost of sales are recognized at the inception of the lease, which is when control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in ASC 606 - Revenue from contracts with customers. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables. Revenue is recognized net of value-added tax.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2021.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

As of December 31, 2021 and 2020, the Company had gross accounts receivable of $0 and $342,974 of Erdos TCH for electricity sold, respectively. As of December 31, 2021 and 2020, the Company had bad debt allowance of $0 and $34,297 for Erdos TCH due to the customer not making the payments as scheduled, respectively. As of December 31, 2021, all outstanding accounts receivable were collected in full.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($78,423) per bank. Any balance over RMB 500,000 ($78,423) per bank in PRC will not be covered. At December 31, 2021, cash held in the PRC bank of $151,819,548 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company recorded $11.63 million impairment loss for long-term equity investment into HYREF fund for the year ended December 31, 2021.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2021 and 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the FV hierarchy.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”

As of December 31, 2021 and 2020, the Company did not have any long-term debt obligations; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Effective on January 1, 2020, the Company adopted ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have an impact on the Company’s CFS.

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

For the years ended December 31, 2021 and 2020, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the year ended December 31, 2021, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the year ended December 31, 2020, of 31,311 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into U.S. Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. OTHER RECEIVABLES

As of December 31, 2021, other receivables mainly consisted of (i) advances to third parties of $7,842, bearing no interest, payable upon demand, ii) advance to employees of $7,618, iii) advance to suppliers of $2,821 and (iv) others of $862,331 including social insurance receivable of $4,831 and prepayment of $857,500 (see below).

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, as of December 31, 2021, the Company prepaid $200,000, and was committed to pay remaining $800,000 after trial operation.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services. As of December 31, 2021, due to the impact of the epidemic, it is difficult to conduct field research and collect effective information, the market research work is making slow progress and can only be proceed after PRC overall epidemic improves.

As of December 31, 2020, other receivables mainly consisted of (i) advances to third parties of $7,663, bearing no interest, payable upon demand, ii) advance to employees of $11,011, iii) advance to suppliers of $4,791 and (iv) others of $12,222 including social insurance receivable of $4,579.

4. ASSET SUBJECT TO BUYBACK

As of December 31, 2020, the Company had assets subject to buyback of $28.92 million, respectively, which was for the Chengli project.

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Education and union fund and social insurance payable	$272,352	$373,740
Consulting and legal expenses	31,924	31,090
Accrued payroll and welfare	287,026	255,278
Other	41,506	66,588
Total	$632,808	$726,696

6. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Income tax – current	$3,075,162	$2,746,757
Value-added tax	-	322,652
Other taxes	71	76,203
Total – current	3,075,233	3,145,612
Income tax – noncurrent	$4,566,625	$5,174,625

As of December 31, 2021, income tax payable included $7.61 million ($3.04 million included in current above and $4.57 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election is available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of December 31 2021 and 2020, deferred tax assets consisted of the following:

	2021	2020
Accrued expenses	$61,301	$70,019
Write-off Erdos TCH net investment in sales-type leases *	6,299,343	6,155,300
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,940,854	-
US NOL	463,508	254,035
PRC NOL	10,189,545	10,849,690
Total deferred tax assets	19,954,551	17,329,044
Less: valuation allowance for deferred tax assets	(19,954,551)	(17,329,044)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

8. LOAN PAYABLE

Entrusted Loan Payable (HYREF Loan)

The HYREF Fund was established in July 2013 with a total fund of RMB 460 million ($77 million) invested in Xi’an Zhonghong for Zhonghong’s three new CDQ WHPG projects. The HYREF Fund invested RMB 3 million ($0.5 million) as an equity investment and RMB 457 million ($74.5 million) as a debt investment in Xi’an Zhonghong; in return for such investments, the HYREF Fund was to receive interest from Zhonghong for the HYREF Fund’s debt investment. The loan was collateralized by the accounts receivable and the fixed assets of Shenqiu Phase I and II power generation systems; the accounts receivable and fixed assets of Zhonghong’s three CDQ WHPG systems; and a 27 million RMB ($4.39 million) capital contribution made by Xi’an TCH in Zhonghong. Repayment of the loan (principal and interest) was also jointly and severally guaranteed by Xi’an TCH and the Chairman and CEO of the Company. In the fourth quarter of 2015, three power stations of Erdos TCH were pledged to Industrial Bank as an additional guarantee for the loan to Zhonghong’s three CDQ WHPG systems. In 2016, two additional power stations of Erdos TCH and Pucheng Phase I and II systems were pledged to Industrial Bank as an additional guarantee along with Xi’an TCH’s equity in Zhonghong.

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.08 million) The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted interest of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below. As of December 31, 2020, the interest payable for this loan was $10.14 million and the outstanding balance for this loan was $22.20 million including a non-current portion of $0.30 million. As of December 31, 2021, the interest payable for this loan (RMB 77 million ($12.08 million) was $379,323 and the outstanding balance for this loan was $12,077,105.

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

On December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019. On December 20, 2019, Mr. Bai, Xi’an TCH and Xi’an Zhonghong agreed to have Mr. Bai repay the Company in cash for the transfer price of Xuzhou Huayu and Shenqiu in five installment payments. The 1st payment of RMB 50 million ($7.17 million) is due on January 5, 2020, the 2nd payment of RMB 50 million ($7.17 million) was due on February 5, 2020, the 3rd payment of RMB 50 million ($7.17 million) was due on April 5, 2020, the 4th payment of RMB 50 million ($7.17 million) is due on June 30, 2020, and the final payment of RMB 47,066,000 ($6.75 million) is due on September 30, 2020. As of December 31, 2020, the Company received the full payment of RMB 247 million ($36.28 million) from Mr. Bai.

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($12.08 million) with accrued interest of $0.38 million to July 8, 2023.

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyaun does not have the ability to pay back.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2021 and 2020, the Company had $27,357 and $28,440, respectively, in advances from the Company’s management, which bears no interest, is unsecured, and payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchasers is the Company’s CEO (who is also the Company’s Chairman), who purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares. In April 2021 the Company returned to the Company’s CEO the $691,320 in extra proceeds that had been received earlier.

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $150,000, which was recognized as debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the year ended December 31, 2021, the Company amortized OID of $75,000 and recorded $227,314 interest expense on this Note.

During the year ended December 31, 2021, the Company entered into several Exchange Agreements with the lender, pursuant to the Agreements, the Company and Lender partitioned new Promissory Notes in the original principal amount of $3,850,000 from the original Promissory Note, including adjustment of $818,914 to increase the principle of the notes during the second quarter of 2021 as a result of the Company’s failure to pay the redemption amount in cash to lender within three trading days from receipt of the redemption notice, the Company recorded $818,914 principal adjustment as interest expense. The Company and Lender exchanged these Partitioned Notes for the delivery of 576,108 shares of the Company’s common stock. The Company recorded $151,275 loss on conversion of these notes. As of December 31, 2021, the outstanding principal balance of this note was $346,151 (net of unamortized OID of $69,355) with accrued interest of $75.87. The Note has been classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount and will be amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note will become due and payable April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the year ended December 31, 2021, the Company amortized OID of $93,750 and recorded $333,367 interest expense on this Note. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principle of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense. As of December 31, 2021, the outstanding principal balance of this note was $6,395,292 (net of unamortized OID of $156,250) with accrued interest of $333,367. The Note has been classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

11. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Shares Issued for Equity Financing in 2021

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which is the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there anywhere no fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021. The stock certificates for these shares were issued in April 2021.

Warrants

Following is a summary of the activities of warrants that were issued from equity financing (post-reverse stock split) for the year ended December 31, 2021

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	30,411	$14.0	3.21
Exercisable at January 1, 2021	30,411	$14.0	3.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2021	30,411	$14.0	2.21
Exercisable at December 31, 2021	30,411	$14.0	2.21

During the year ended December 31, 2021, the Company issued 31,250 shares to a consulting company per the agreement entered on October 11, 2019. The FV of 31,250 shares was $223,438.

12. STOCK-BASED COMPENSATION PLAN

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

The following table summarizes option activity with respect to employees and independent directors for the year ended December 31, 2021, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	500	$16.1	6.32
Exercisable at January 1, 2021	500	$16.1	6.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	500	$16.1	5.32
Exercisable at December 31, 2021	500	$16.1	5.32

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

The US parent company, SPC is taxed in the US and, as of December 31, 2021, had net operating loss (“NOL”) carry forwards for income taxes of $2.21 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2021, the Company’s PRC subsidiaries had $40.76 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
U.S. statutory rates (benefit)	(21.0)%	21.0%
Tax rate difference – current provision	(2.8)%	5.1%
Prior year income tax adjustment in current year	(0.9)%	-%
Permanent differences	4.5%	2.9%
Change in valuation allowance	19.8%	(29.0)%
Tax benefit per financial statements	(0.4)%	-%

The provision for income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Income tax benefit – current	$53,140	$-
Income tax benefit – deferred	-	-
Total income tax benefit	$53,140	$-

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

During the year ended December 31, 2021, the Company transferred $25,025 to the statutory reverse. The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2021 and 2020:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2021	Statutory reserve at December 31, 2020
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,862,151 ($11,261,339)	¥73,700,706 ($11,236,314)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Common Welfare Fund

The common welfare fund is a voluntary fund to which the Company can transfer 5% to 10% of its net income. This fund can only be utilized for capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The Company does not participate in this fund.

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

Litigation

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi 'an TCH filed a motion for retrial to High People's Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 267 million to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi 'an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People's Court on the Civil Judgment No. 264., awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People's Court of Beijing issued a Certificate of Active Performance, proving that Xi 'an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations. On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

In February 2016, Xuzhou Intermediate People's Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku and Xi’an TCH of RMB 371,470 and RMB 254,824, respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan of RMB 145,356,100, which was paid in full in settlement. The Xuzhou Court concluded the case on December 21, 2020.

16. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent is RMB 36,536 ($5,600) with quarterly payment in advance. This lease expired in November 2020. The Company entered a new lease contract for the same location from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Year Ended
December 31, 2021
Operating lease cost – amortization of ROU	$60,799
Operating lease cost – interest expense on lease liability	$7,160
Weighted Average Remaining Lease Term - Operating leases	2.00 years
Weighted Average Discount Rate - Operating leases	5%

Year Ended
December 31, 2020
Operating lease cost– amortization of ROU	$54,694
Operating lease cost – interest expense on lease liability	$825
Weighted Average Remaining Lease Term - Operating leases	-
Weighted Average Discount Rate - Operating leases	3%

The following is a schedule, by years, of maturities of the office lease liabilities as of December 31, 2021:

For the year ended December 31, 2022,	$68,767
For the year ended December 31, 2023,	68,767
Total undiscounted cash flows	137,534
Less: imputed interest	(4,986)
Present value of lease liabilities	$132,548

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with Yongjiang Shi, the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,300). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this repot date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

Investment Banking Engagement Agreement

On October 10, 2019, the Company entered an investment banking engagement agreement with an investment banking firm to engage it as the exclusive lead underwriter for a registered securities offering of up to $20 million. The Company shall pay to the investment banker an equity retainer fee of 15,000 shares (post-reverse stock split) of the restricted Common Stock of the Company (10,000 shares was issued within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). The agreement expired in March 2021.

On May 2, 2021, the Company entered an agreement with an investment banker (which will serve as the exclusive placement agent or exclusive lead underwriter of the Company) with the intension to raise approximately $10,000,000 from either a public offering or a private placement. Under the agreement, upon the closing of the financing, the Company will pay Univest Securities, LLC (the “Underwriter” or “Univest”) a discount equal to 8% of the gross proceeds raised in the offering, a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the offering, as well as underwriter warrants to purchase that number of shares of common stock and accompanying Warrants equal to 5% of the shares of common stock and Warrants sold in the offering, including upon exercise by the Underwriter of its over-allotment option (“Underwriter Warrants”). The Underwriter Warrants shall be exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the date of commencement of sales of the offering, which period shall not extend further than five years from the date of commencement of sales of the offering in compliance with FINRA Rule 5110(g)(8)(A). After an initial period of six months from the agreement entering date, this engagement may be terminated at any time by either party upon 10 days written notice to the other party, effective upon receipt of written notice to that effect by the other party. The Company filed S-1 with the SEC on July 28, 2021.

17. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following material subsequent events:

On January 12, 2022, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $350,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 54,466 shares of the Company’s Common Stock.

On January 21, 2022, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $350,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 51,349 shares of the Company’s Common Stock.

On February 10, 2022, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $250,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 49,504 shares of the Company’s Common Stock.

On February 25, 2022, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $300,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 53,134 shares of the Company’s Common Stock.

On March 11, 2022, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $300,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 46,933 shares of the Company’s Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2021, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	60	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	47	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	44	Secretary
Yan Zhan	48	Director
Xiaoping Guo(1)	69	Independent Director
Zhongli Liu(1)	62	Independent Director
LuLu Sun(1)	44	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Guohua Ku was appointed as a director and our Chief Executive Officer (“CEO”) as of December 10, 2008. He was elected Chairman of the Board as of April 1, 2009. Prior to joining the Company, Mr. Ku served as a Senior Engineer for Yingfeng Technology from 2003 to 2007. From 1979 to 2003, Mr. Ku served in multiple capacities for Shaanxi Blast Air Blower (Group) Co., Ltd., with his last position serving as a Senior Engineer. Mr. Ku’s experience as our Chief Executive Officer, as well as Chairman of the Board, and extensive scientific and operational knowledge and expertise qualifies him to serve as Chairman of the Board and led the Board to conclude that he should be nominated to serve another term as a director.

Mr. Yongjiang (Jackie) Shi was appointed as our Chief Financial Officer (“CFO”) and a Vice President, effective December 20, 2019. Mr. Shi has served as the financial consultant to the Board since September 28, 2016 and was the CFO of the Company from May 16, 2015 to September 27, 2016. Mr. Shi was the Assistant CFO & Vice President in charge of finance for the Company from January 2015 to May 2015. Mr. Shi joined Xi’an TCH Energy Technology Company, Ltd., a wholly owned subsidiary of the Company in 2014 as a VP of Finance and he previously worked as the Director of Investor Relations for Xilan Natural Gas Group from 2005 to 2014. Mr. Shi studied professional accounting at the University of New South Wales, Australia from 2001 to 2003, and was awarded his master’s degree of finance in 2003. He studied public administration at Northwest University of China from 1994 to 1998, and obtained his bachelor’s degree in law in 1998.

Ms. Adeline Gu was appointed as the Company’s CFO and Secretary on September 28, 2016. Ms. Gu resigned as our CFO as of December 13, 2019. Ms. Gu has been serving as the director of the office of Board of Directors of the Company from August, 2012 to September 27, 2016. She was the Investor Relations Director from December 2007 to August 13, 2012 and Investor Relations Director Assistant from March 2006 to December 2007 of China Natural Gas, Inc. From October 2005 to March 2006, Ms. Gu was the Interpreter of Xi’an Equity Exchange & Shaanxi Watson Biology Gene Technology Co., Ltd. Ms. Gu studied at Northwest University of China from September, 1995 to June, 1999 and received her bachelor degree, majoring in English. Ms. Gu has held a Chinese Accounting Certificate since 2000.

Mr. Yan Zhan was appointed a director of the Company on March 16, 2021. He worked for Xi’an TCH Energy Technology Co., Ltd., our wholly-owned subsidiary in the PRC, since May 2013 and he served as the Chief Sales Officer since June 2016. Mr. Zhan obtained his junior college diploma majored in Manufacturing Processes and Equipment from Northwestern Polytechnical University in September 1995. After his graduation, he served as the head of production department of Xi’An Kanghuamen Factory from 1995 to 1996. Mr. Zhan studied and taught at Shanxi Educational College from 1996 to 1998. From 1998 to 2004, he served as the sales manager of Xi’An Equipment Import and Export Company, after which he served as the general manager of Shanxi Wanding Yandong Technology Co., Limited from 2004 to 2013. In nominating Mr. Zhan for election as a director, our Board focused on his past marketing and sales experience and technical knowledge in the energy recycling industry and his knowledge of the operations of the Company as a member of management.

Mr. Xiaoping Guo was appointed a director on June 1, 2017. Mr. Guo has served as the assistant to the president of Datang New Energy Co., Ltd., since 2010. Mr. Guo received his bachelor degree from the Xi’an Jiaotong University in 1977, and his master’s degree in systems engineering from the same school in 2000. Mr. Guo’s extensive project engineering and development experience, as well as his management experience, qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Mr Zhongli Liu was appointed a director on March 6, 2020. Mr. Liu was also appointed as the Chairman of the Audit Committee and a member of the Compensation, Nominating and Corporate Governance Committees. Mr. Liu served as the inspector to be in charge of securities inspection at Shaanxi Supervision Bureau of China Securities Regulatory Commission from 1999 to September 2019. He worked as the head of department of economics and management, professor, chief of scientific research at Xi’an Finance and Economics University from 1984 to 1998. Since July 2017, he served as the independent director of the Board at China Haiseng Fresh Fruit Juice Co., Ltd. (00359.HK). Mr. Liu studied industrial economy management at Xi’an Jiaotong University from September 1978 to July 1982 and was awarded his his bachelor’s degree of finance in 1982. He studied planning economics at Renmin University of China from 1982 to 1984 and was awarded his master’s degree of finance in 1984. Mr. Liu’s significant financial expertise qualifies him to serve on our Board and led the Board to conclude that he should be nominated as a director.

Ms. LuLu Sun was appointed a director on August 5, 2015. Ms. Sun serves as Marketing Director for Net Engine Power Tech. Ltd. Co. in China from June 2013 to present and she was the New Media Business Development Director for Rayli Magazine in China from June 2009 to May 2013. From July 2002 to May 2009, Ms. Sun was the Business Development Project Manager for Sina Mobile in China. Ms. Sun’s extensive experience in marketing and business development in China qualifies her to serve on our Board and led the Board to conclude that she should be nominated as a director.

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

Director Independence

Xiaoping Guo, LuLu Sun and Zhongli Liu are our only non-employee directors, and our Board determined that each of them is independent pursuant to the listing rules of Nasdaq. All of the members of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined in Nasdaq Rule 5605(a)(2). As required under applicable Nasdaq listing standards, in the 2021 fiscal year, our independent directors met once in regularly scheduled executive sessions at which only our independent directors were present.

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2021, the Board held two meetings and acted through unanimous consent on nine different occasions. In addition, the Audit Committee held four meetings; the Corporate Governance and Nominating Committee held one meeting; and the Compensation Committee held one meeting. During the year ended December 31, 2021, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance. Some of our then-sitting Board members attended the 2021 Annual Meeting.

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

The Board determined Mr. Liu qualifies as an “audit committee financial expert,” as defined by Nasdaq Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Liu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by Prager Metis CPAs to the Company are permissible under applicable laws and regulations. During fiscal year 2021, all services requiring pre-approval and performed by the Company’s accounting firm, Prager Metis CPAs, APC, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2021, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of Nasdaq and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

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

Code of Ethics

We adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of our Code of Business Conduct and Ethics is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2021 and 2020, by those individuals who served as our CEO, or CFO during any part of fiscal year 2021 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position Year		($)	($)	($)	($)(4)	($)	($)	($)	($)
Guohua Ku	2021	32,239	--	--	--	--	--	--	32,239
Chief Executive Officer and Chairman of the Board	2020	33,078	--	--		--	--	--	33,078
Yongjiang (Jackie) Shi	2021	32,239	--	--	--	--	--	--	32,239
Chief Financial Officer	2020	26,585	--	--	--	--	--	--	26,585
Binfeng (Adeline) Gu	2021	25,075							25,075
Secretary	2020	22,648							22648

Narrative to Summary Compensation Table

During the 2021 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008. The agreement had a two-year term, starting December 10, 2008, that included a one-month probationary period. In accordance with the terms and conditions of Mr. Ku’s employment agreement, on December 10, 2010, 2014, December 10, 2016, December 10, 2018 and, more recently, on December 10, 2020, the Company and Mr. Ku agreed to renew Mr. Ku’s employment agreement for an additional two-year term. Mr. Ku receives a salary of RMB 216,000 ($33,078) annually for his service as CEO. The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring. Mr. Ku has the right to resign at any time upon a 30-day written notice to the Company.

Mr. Yongjiang Shi entered into an employment agreement with the Company on December 16, 2019, effective as of December 20, 2019, in connection with his appointment to serve as the CFO and vice President of the Company.  Pursuant to the terms of Mr. Shi’s employment agreement, he receives a cash compensation in the amount of RMB 16,000 (approximately $2,300) per month for his service as the CFO and Vice President and is also entitled to receive an annual equity award of at least 5,000 shares of common stock of the Company. The term of the employment agreement is for 24 months and may be renewed for an additional term by the Company upon 30-day notice prior to its termination. This employment agreement may be terminated by the Company or Mr. Shi at any time without any prior notice. On December 16, 2021, the Company and Mr. Shi agreed to renew Mr. Shi’s employment agreement for an additional two-year term. Mr. Shi receives a salary of RMB 216,000 ($32,239) annually for his service as CFO.

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

2015 Plan

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 124,626 shares of the Company’s authorized shares of Common Stock, as adjusted for the Reverse Stock Split, effected on April 13, 2020. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. We have not granted any options to purchase shares of our common stock under the 2015 Equity Plan during the 2021 fiscal year.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2021 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,813						$7,813
Xiaoping Guo	$7,813						$7,813
Zhongli Liu	$7,813						$7,813

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,692						$7,692
Xiaoping Guo	$7,692						$7,692
Xiaogang Zhu	$1,000						$1,000
Zhongli Liu	$7,692						$7,692

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non–employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2021 fiscal year. There were no option awards outstanding as of December 31, 2021, for any of the non-employee directors.

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

Common Stock Beneficially Owned	Number of Shares		Percent of Class
Directors and Named Executive Officers
Guohua Ku	1,204,477		16.37%
Yongjiang (Jackie) Shi	0	(1)	*
Adeline Gu	500	(2)	*
Yan Zhan	0		*
Xiaoping Guo	0		*
Zhongli Liu	0		*
LuLu Sun	0		*
All executive officers and directors as a group (7 persons)	1,204,477		16.37%
5% Stockholders
Eastern Good Investments, Ltd.	440,000		5.98%
Forever Inherit Group (HK) Ltd.	600,000		8.15%
Keen Merit Investments, Ltd.	440,000		5.98%
Lead Crest Investments, Ltd.	440,000		5.98%
Great Essential Investment, Ltd.(3)	400,000		5.44%

*	Less than one percent (1%) of outstanding shares.
1.	Excludes at least 5,000 shares issuable to Mr. Shi annually pursuant to the term of his employment agreement with the Company.
2.	Represents 500 shares of common stock subject to currently exercisable stock options on September 28, 2016. Ms. Gu has not received further shares subject to exercisable stock options since on September 28, 2016.
3.	The address for Great Essential Investment, Ltd. is Akara Building, 24 De Castro Street, Wickhams Cay 1, Road Town, Tortola, British Virgin Islands.

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2021, we have not issued any shares of common stock under the 2015 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2021 and 2020, the Company had $27,357 and $28,440, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchasers is the Company’s CEO (who is also the Company’s Chairman), who purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares. In April 2021 the Company returned to the Company’s CEO the $691,320 in extra proceeds that had been received earlier.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Paris Kreit is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ended December 31, 2021. Prager Metis was the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ended December 31, 2020. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal years ended December 31, 2021 and 2020 by Paris Kreit and Prager Metis, respectively.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Paris Kreit & Chiu CPA

Fiscal Year 2021
Audit Fees	$62,905
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$62,905

Prager Metis CPA

Fiscal Year 2021
Audit Fees	$130,952
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$130,952

Fiscal Year 2020
Audit Fees	$190,528
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$190,528

Audit Fees for the fiscal years ended December 31, 2021 and 2020 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Prager Metis CPAs.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

4.2	Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4*	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020.

10.5*	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021.

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).†

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Powerr Corp.

Date: September 13, 2022	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2022	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	September 13, 2022
Guohua Ku

/s/ Xiaoping Guo	Director	September 13, 2022
Xiaoping Guo

/s/ Yan Zhan	Director	September 13, 2022
Yan Zhan

/s/ LuLu Sun	Director	September 13, 2022
LuLu Sun

/s/ Zhongli Liu	Director	September 13, 2022
Zhongli Liu