Form 10-Q
period 2022-03-31
Smart Powerr Corp.
filed 2022-10-11
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of October 11, 2022, there were 7,358,052 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2022 (UNAUDITED)	DECEMBER 31, 2021

ASSETS

CURRENT ASSETS
Cash	$152,628,291	$152,011,887
VAT receivable	190,444	189,622
Prepaid expenses	35,023	34,872
Other receivables	879,222	880,612

Total current assets	153,732,980	153,116,993

NON-CURRENT ASSETS
Long term deposit	17,266	17,192
Operating lease right-of-use assets, net	117,077	132,549
Fixed assets, net	5,753	5,728

Total non-current assets	140,096	155,469

TOTAL ASSETS	$153,873,076	$153,272,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$82,595	$77,854
Taxes payable	3,081,178	3,075,233
Accrued interest on notes	24,109	333,443
Notes payable, net of unamortized OID of $125,000 and $225,605, respectively	5,374,962	6,741,444
Accrued liabilities and other payables	666,960	632,808
Operating lease liability	100,241	67,920
Due to related parties	24,326	27,357
Payable for purchase of 10% equity interest of Zhonghong	472,575	470,537
Interest payable on entrusted loans	380,966	379,323
Entrusted loan payable	12,129,422	12,077,105

Total current liabilities	22,337,334	23,883,024

NONCURRENT LIABILITIES
Income tax payable	4,566,625	4,566,625
Operating lease liability	34,103	64,628

Total noncurrent liabilities	4,600,728	4,631,253

Total liabilities	26,938,062	28,514,277

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized, 7,358,052 and 7,044,408 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7,358	7,044

Additional paid in capital	163,549,358	161,531,565
Statutory reserve	15,157,790	15,180,067
Accumulated other comprehensive income	3,921,370	3,321,189
Accumulated deficit	(55,700,862)	(55,281,680)

Total Company stockholders’ equity	126,935,014	124,758,185

TOTAL LIABILITIES AND EQUITY	$153,873,076	$153,272,462

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
General and administrative	195,780	273,092

Total operating expenses	195,780	273,092

Loss from operations	(195,780)	(273,092)

Non-operating income (expenses)
Loss on note conversion	(121,121)	-
Interest income	114,330	83,696
Interest expense	(120,576)	(82,086)
Other expenses	(100,605)	(617)

Total non-operating income (expenses), net	(227,972)	993

Loss before income tax	(423,752)	(272,099)
Income tax expense	17,707	5,125

Net loss	(441,459)	(277,224)

Other comprehensive items
Foreign currency translation income (expense)	600,181	(1,140,163)

Comprehensive income	$158,722	$(1,417,387)

Weighted average shares used for computing basic and diluted loss per share	7,243,704	3,177,050

Basic and diluted net loss per share	(0.06)	(0.09)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Shares to	Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	be issued	Capital	Reserves	Income	Deficit	Total

Balance at December 31, 2021	7,044,408	$7,044	$-	$161,531,565	$15,180,067	$3,321,189	$(55,281,680)	$124,758,185
								-
Net loss for the period	-	-	-	-	-	-	(441,459)	(441,459)

Conversion of notes into common shares	313,644	314	-	2,017,793	-	-	-	2,018,107

Transfer to statutory reserves	-	-	-	-	(22,277)	-	22,277	-

Foreign currency translation gain	-	-	-	-	-	600,181	-	600,181

Balance at March 31, 2022	7,358,052	$7,358	$-	$163,549,358	$15,157,790	$3,921,370	$(55,700,862)	$126,935,014

	Common Stock		Shares to	Paid in	Statutory	Other Comprehensive (Loss) /	Accumulated
	Shares	Amount	be issued	Capital	Reserves	Income	Deficit	Total

Balance at December 31, 2020	3,177,050	$3,177	$-	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss for the period	-	-	-	-	-	-	(277,224)	(277,224)
								-
Shares to be issued	-	-	38,253,041	-	-	-	-	38,253,041

Transfer to Statutory Reserves	-	-	-	-	1,538	-	(1,538)	-

Foreign currency translation loss	-	-	-	-	-	(1,140,163)	-	(1,140,163)

Balance at March 31, 2021	3,177,050	$3,177	$	$119,748,999	$15,156,580	$(866,723)	$(43,305,227)	$128,989,847

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(441,459)	$(277,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	100,605	18,750
Operating lease expenses	17,260	16,903
Loss on note conversion	121,121	-
Changes in assets and liabilities:
Prepaid expenses	-	2,861
Other receivables	1,490	2,995
Accounts payable	4,402	-
Taxes payable	5,792	(587,673)
Payment of lease liability	-	(33,807)
Accrued liabilities and other payables	152,369	38,139

Net cash used in operating activities	(38,420)	(819,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares to be issued	-	38,253,041

Net cash provided by financing activities	-	38,253,041

EFFECT OF EXCHANGE RATE CHANGE ON CASH	654,824	(1,166,695)

NET INCREASE IN CASH	616,404	36,267,290
CASH, BEGINNING OF PERIOD	152,011,887	107,804,013

CASH, END OF PERIOD	$152,628,291	$144,071,303

Supplemental cash flow data:
Income tax paid	$11,945	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Adoption of ASC 842-right-of-use asset	$-	$190,817
Adoption of ASC 842-operating lease liability	$-	$190,817

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$1,896,986	$-

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

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

The Company’s organizational chart as of March 31, 2022 is as follows :

CREG Legal Structure

Smart Powerr Corp.
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
Erdos TCH Energy Saving Development Co., Ltd.
Zhongxun Energy Investment (Beijing) Co., Ltd
Beijing Hongyuan Recycling Energy Investment Center (Limited Partner)
Xi'an Zhonghong Energy Technology Co., Ltd.

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out supporting technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

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

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. From January 2022 to date, COVID-19 cases fluctuated and increased again in many cities of China including Xi’an Province where the Company is located; as a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19.

On July 27, 2021, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of the Company’s authorized shares of common stock from 10,000,000  to 100,000,000 shares, par value $0.001 per share.

On March 3, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change our corporate name from China Recycling Energy Corporation to Smart Powerr Corp (“SPC”), effective March 3, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2022 was prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on September 13, 2022.

Basis of Consolidation

The Consolidated Financial Statements (“CFS”) include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of March 31, 2022. However, there was no revenue for the Company for the three months ended March 31, 2022 and 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the three months ended March 31, 2022 and 2021, the Company had a net loss of $0.44 million and $0.28 million. The Company had an accumulated deficit of $55.70 million as of March 31, 2022. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the three months ended March 31, 2022 and 2021, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Company had gross accounts receivable of $0.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($78,762) per bank. Any balance over RMB 500,000 ($78,762) per bank in PRC will not be covered. At March 31, 2022, cash held in the PRC bank of $152,472,003 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the three months ended March 31, 2022 and 2021.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At March 31, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debts, the carrying amounts approximate their fair values (“FV”) due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

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

The Company follows ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.

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

For the three months ended March 31, 2022 and 2021, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the three months ended March 31, 2022, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the three months ended March 31, 2021, of 31,311 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of March 31, 2022, other receivables mainly consisted of (i) advances to third parties of $7,876, bearing no interest, payable upon demand, ii) advance to employees of $5,032, iii) advance to suppliers of $2,833 and (iv) others of $863,481 including social insurance receivable of $5,981 and prepayment of $857,500 (see below).

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, as of March 31, 2022, the Company prepaid $200,000, and was committed to pay remaining $800,000 after trial operation.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services. As of March 31, 2022, due to the impact of the epidemic, it is difficult to conduct field research and collect effective information, the market research work is making slow progress and can only be proceed after PRC overall epidemic improves.

As of December 31, 2021, other receivables mainly consisted of (i) advances to third parties of $7,842, bearing no interest, payable upon demand, ii) advance to employees of $7,618, iii) advance to suppliers of $2,821 and (iv) others of $862,331 including social insurance receivable of $4,831 and prepayment of $857,500.

4. ASSET SUBJECT TO BUYBACK

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of March 31, 2022 and December 31, 2021:

	2022	2021
Education and union fund and social insurance payable	$288,490	$272,352
Consulting and legal expenses	56,924	31,924
Accrued payroll and welfare	274,040	287,026
Other	47,506	41,506
Total	$666,960	$632,808

6. TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2022 and December 31, 2021:

	2022	2021
Income tax	$7,647,702	$7,641,787
Other taxes	101	71
Total	7,647,803	7,641,858
Current	3,081,178	3,075,233
Noncurrent	$4,566,625	$4,566,625

As of March 31, 2022, income tax payable included $7.65 million ($3.08 million included in current above and $4.57 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of March 31, 2022 and December 31 2021, deferred tax assets consisted of the following:

	2022	2021
Accrued expenses	$61,566	$61,301
Write-off Erdos TCH net investment in sales-type leases *	6,326,632	6,299,343
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,953,593	2,940,854
US NOL	490,700	463,508
PRC NOL	10,233,685	10,189,545
Total deferred tax assets	20,066,176	19,954,551
Less: valuation allowance for deferred tax assets	(20,066,176)	(19,954,551)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.08 million) The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted interest of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below As of December 31, 2021, the interest payable for this loan was $379,323 and the outstanding principal balance was $12,077,105. As of March 31, 2022, the interest payable for this loan was $380,966 and the outstanding principal balance was $12,129,422.

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($12.13 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $12.13 million and accrued interest of $0.38 million within 10 days from the judgment date. The Company has not paid it yet as of this report date, but will pay it in full by the end of 2022.

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyaun does not have the ability to pay back.

9. RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, the Company had $24,326 and $27,357, respectively, in advances from the Company’s management, which bears no interest, is unsecured, and payable upon demand.

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

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $150,000, which was recognized as debt discount and is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the three months ended March 31, 2022, the Company amortized OID of $69,355 and recorded $835 interest expense on this Note.

During the year ended December 31, 2021, the Company entered into several Exchange Agreements with the lender, pursuant to the Agreements, the Company and Lender partitioned new Promissory Notes of $3,850,000 from the original Promissory Note, including adjustment of $818,914 to increase the principal of the notes during the second quarter of 2021 as a result of the Company’s failure to pay the redemption amount in cash to lender within three trading days from receipt of the redemption notice, the Company recorded $818,914 principal adjustment as interest expense. The Company and Lender exchanged these Partitioned Notes for the delivery of 576,108 shares of the Company’s common stock. The Company recorded $151,275 loss on conversion of these notes in 2021. On January 10, 2022, the Company and Lender exchanged a Partitioned Notes of $346,986 for the delivery of 58,258 shares of the Company’s common stock. The Company recorded $26,193 loss on conversion of this note in 2022. This Promissory Notes was paid in full on January 10, 2022.

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount and is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. During the three months ended March 31, 2022, the Company amortized OID of $31,250 and recorded $119,731 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,550,000 for the delivery of 255,386 shares of the Company’s common stock. The Company recorded $94,928 loss on conversion of these notes in 2022. As of March 31, 2022, the outstanding principal balance of this note was $5,374,962 (net of unamortized OID of $125,000) with accrued interest of $24,109. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

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

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the three months ended March 31, 2022:

	Number of Warrants	Average Exercise Price (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	30,411	$14.0	2.21
Exercisable at January 1, 2022	30,411	$14.0	2.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2022	30,411	$14.0	1.96
Exercisable at March 31, 2022	30,411	$14.0	1.96

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

The following table summarizes option activity with respect to employees and independent directors for the three months ended March 31, 2022, and the number of options reflects the Reverse Stock Split effective April 13, 2020:

	Number of Shares	Average Exercise Price per Share (post-reverse stock split price)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	500	$16.1	5.32
Exercisable at January 1, 2022	500	$16.1	5.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2022	500	$16.1	5.07
Exercisable at March 31, 2022	500	$16.1	5.07

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

The Company’s subsidiaries generate all of their income from their PRC operations. All of the Company’s Chinese subsidiaries’ effective income tax rate for 2022 and 2021 was 25%. Yinghua, Shanghai TCH, Xi’an TCH, Huahong, Zhonghong and Erdos TCH file separate income tax returns.

There is no income tax for companies domiciled in the Cayman Islands. Accordingly, the Company’s CFS do not present any income tax provisions related to Cayman Islands tax jurisdiction, where Sifang Holding is domiciled.

The US parent company, SPC is taxed in the US and, as of March 31, 2022, had net operating loss (“NOL”) carry forwards for income taxes of $2.34 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of March 31, 2022, the Company’s PRC subsidiaries had $40.93 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2022 and 2021, respectively:

	2022	2021
U.S. statutory rates (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	0.5%	0.2%
Permanent differences	11.0%	1.4%
Change in valuation allowance	13.7%	21.3%
Tax expense per financial statements	4.2%	1.9%

The provision for income tax for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense – current	$17,707	$5,125
Income tax expense – deferred	-	-
Total income tax expense	$17,707	$5,125

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of March 31, 2022 and December 31, 2021:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at March 31, 2022	Statutory reserve at December 31, 2021
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,720,684 ($11,239,062)	¥73,862,151 ($11,261,339)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

Litigation

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi ‘an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 267 million to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi ‘an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264., awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi ‘an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations. On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

In February 2016, Xuzhou Intermediate People’s Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku and Xi’an TCH of RMB 371,470(US $58,516) and RMB 254,824(US $40,141), respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan of RMB 145,356,100(US $22,897,215), which was paid in full in settlement. The Xuzhou Court concluded the case on December 21, 2020.

16. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office with a term from December 1, 2017 through November 30, 2020. The monthly rent was RMB 36,536 ($5,600) with quarterly payment in advance. This lease expired in November 2020. The Company entered a new lease contract for the same location from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Three Months Ended
March 31, 2022
Operating lease cost – amortization of ROU	$16,040
Operating lease cost – interest expense on lease liability	$1,220
Weighted Average Remaining Lease Term - Operating leases	1.75 years
Weighted Average Discount Rate - Operating leases	5%

Three Months Ended
March 31, 2021
Operating lease cost– amortization of ROU	$14,989
Operating lease cost – interest expense on lease liability	$1,914
Weighted Average Remaining Lease Term - Operating leases	-
Weighted Average Discount Rate - Operating leases	2.75%

The following is a schedule, by years, of maturities of the office lease liabilities as of March 31, 2022:

For the year ended March 31, 2023,	$103,597
For the year ended March 31, 2024,	34,533
Total undiscounted cash flows	138,130
Less: imputed interest	(3,786)
Present value of lease liabilities	$134,344

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with Yongjiang Shi, the Company’s CFO for a term of 24 months. The monthly salary is RMB 16,000 ($2,200). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this repot date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

On May 6, 2022, the Company entered another employment agreement with Mr. Shi for a term of 24 months with monthly salary of RMB 18,000 ($2,500). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this repot date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

Investment Banking Engagement Agreement

On October 10, 2019, the Company entered an investment banking agreement with an investment banking firm to engage it as the exclusive lead underwriter for a registered securities offering of up to $20 million. The Company shall pay the investment banker an equity retainer fee of 15,000 shares (post-reverse stock split) of the restricted Common Stock of the Company (10,000 shares was issued within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). The agreement expired in March 2021.

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

17. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had no major subsequent event need to be disclosed.

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

The Company is in the process of transforming and expanding into an energy storage integrated solution provider. We plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (“PV”) and wind power stations, remote islands without electricity, and cities with multi-energy supplies.

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

For the three months ended March 31, 2022 and 2021, the Company had net loss of $441,459 and $277,224, respectively. The Company has an accumulated deficit of $55.70 million as of March 31, 2022. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The Company had $152.63 million cash on hand on March 31, 2022 and this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes the business transforming and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering, or debt financing including bank loans.

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

The Company’s organizational chart as of March 31, 2022 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out supporting technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed on January 22, 2019, the Company recorded a $624,133 loss. However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project recognized in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated on April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842 (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	195,780	-%	273,092	-%
Loss from operations	(195,780)	-%	(273,092)	-%
Total non-operating income (expenses), net	(227,972)	-%	993	-%
Loss before income tax	(423,752)	-%	(272,099)	%
Income tax expense	17,707	-%	5,125	-%
Net loss	$(441,459)	-%	$(277,224)	-%

SALES. Total sales for the three months ended March 31, 2022 and 2021 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended March 31, 2022 and 2021 were $0.

GROSS PROFIT. Gross income for the three months ended March 31, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $195,780 for the three months ended March 31, 2022, compared to $273,092 for the three months ended March 31, 2021, a decrease of $77,312 or 28%. The decrease in operating expenses was mainly due to decreased audit fee by $47,300, and decreased professional fee by $44,000, which was partly offset by increased other G&A expenses by $14,000.

NET NON-OPERATING EXPENSES. Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the three months ended March 31, 2022, net non-operating expense was $227,972 compared to non-operating income of $993 for the three months ended March 31, 2021. For the three months ended March 31, 2022, we had $114,330 interest income but the amount was offset by $120,576 interest expense on note payable, loss on note conversion of $121,121, and other expenses of $100,605. For the three months ended March 31, 2021, we had $83,696 interest income, but the amount was offset by $82,086 interest expense on entrusted loan and note payable, and other expense of $617.

INCOME TAX EXPENSE. Income tax expense was $17,707 for the three months ended March 31, 2022, compared with $5,125 for the three months ended March 31, 2021. The consolidated effective income tax rates for the three months ended March 31, 2022 and 2021 were 4.2% and 1.9%, respectively.

NET INCOME.  Net loss for the three months ended March 31, 2022 was $441,459 compared to $277,224 for the three months ended March 31, 2021, an increase of net loss of $164,235. This increase in net loss was mainly due to increased loss on note conversion by $121,121, increased interest expense by $38,490, increased other expense by $99,988 and increased income tax expense by $12,582 which was partly offset by increased interest income by $30,634 and decreased G&A expenses by $77,312 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 2022 and 2021

As of March 31, 2022, the Company had cash and equivalents of $152.63 million, other current assets of $1.10 million, current liabilities of $22.34 million, working capital of $131.40 million, a current ratio of 6.88:1 and a liability-to-equity ratio of 0.21:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating Activities	$(38,420)	$(819,056)
Investing Activities	-	-
Financing Activities	$-	$38,253,041

Net cash used in operating activities was $38,420 during the three months ended March 31, 2022, compared to $819,056 for the three months ended March 31, 2021. The decrease in net cash outflow for the three months ended March 31, 2022 was mainly due to decreased cash outflow on taxes payable by $593,465, decreased cash outflow on payment of lease liability by $33,807, and increase cash inflow on accrued liabilities and other payables by $114,230.

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, the Company prepaid $200,000 in 2021.

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

Net cash used in investing activities was $0 and $0, respectively, for the three months ended March 31, 2022 and 2021.

Net cash provided by financing activities was $0 for the three months ended March 31, 2022 compared to net cash provided by financing activities of $38,253,041 for the three months ended March 31, 2021. The cash inflow for the three months ended March 31, 2021 was the proceeds from a private placement of $38,253,041.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, an aggregate of up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which was the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers was the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, total number of shares sold in this offering became 3,260,000 shares. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

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

	As of
	March 31, 2022	December 31, 2021
Unrestricted accumulated deficit	$(55,700,862)	$(55,281,680)
Restricted retained earnings (surplus reserve fund)	15,157,790	15,180,067
Total accumulated deficit	$(40,543,072)	$(40,101,613)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of March 31, 2022 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $24,109, net of unamortized OID of $125,000	$5,399,071	$-	10
Entrusted loan including interest payable of $380,966	$12,510,388	$-	8
Total	$17,909,459	$-

The Company believes it has sufficient cash in bank of $152.63 million as of March 31, 2022, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stocks pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi ‘an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, on the basis that Xi’an TCH has already paid RMB 267 million to Hongyuan as an out-of-court settlement. On August 10, 2022, Beijing No.1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. Had fulfilled its buyback obligations.

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

In February 2016, Xuzhou Intermediate People’s Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku and Xi’an TCH of RMB 371,470 and RMB 254,824, respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan in the amount of RMB 145,356,100, which was paid in full in settlement. The Xuzhou Court concluded and closed the case on December 21, 2020.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K as of and for the year ended December 31, 2021. An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our most recent Form 10-K and the registration statement as referenced above. If any of those risks, incorporated by reference in this Form 10-Q, occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-K dated September 16, 2021).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).†

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39

Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020 (as Exhibit 10.38 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2020 filed on April 15, 2021)

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

SMART POWERR CORP.

Date: October 11, 2022	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2022	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)