Form 10-Q
period 2022-06-30
Smart Powerr Corp.
filed 2022-10-11
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$144,246,208	$152,011,887
VAT receivable	180,138	189,622
Prepaid expenses	33,128	34,872
Other receivables	877,824	880,612

Total current assets	145,337,298	153,116,993

NON-CURRENT ASSETS
Long term deposit	16,332	17,192
Operating lease right-of-use assets, net	95,586	132,549
Fixed assets, net	5,442	5,728

Total non-current assets	117,360	155,469

TOTAL ASSETS	$145,454,658	$153,272,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$73,960	$77,854
Taxes payable	3,046,694	3,075,233
Accrued interest on notes	133,807	333,443
Notes payable, net of unamortized OID of $93,750 and $225,605, respectively	5,406,212	6,741,444
Accrued liabilities and other payables	647,174	632,808
Operating lease liability	62,927	67,920
Due to related parties	24,525	27,357
Payable for purchase of 10% equity interest of Zhonghong	447,001	470,537
Interest payable on entrusted loans	360,350	379,323
Entrusted loan payable	11,473,016	12,077,105

Total current liabilities	21,675,666	23,883,024

NONCURRENT LIABILITIES
Income tax payable	4,566,625	4,566,625
Operating lease liability	32,659	64,628

Total noncurrent liabilities	4,599,284	4,631,253

Total liabilities	26,274,950	28,514,277

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,358,052 and 7,044,408 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7,358	7,044
Additional paid in capital	163,549,358	161,531,565
Statutory reserve	15,162,233	15,180,067
Accumulated other comprehensive income	(3,609,126)	3,321,189
Accumulated deficit	(55,930,115)	(55,281,680)

Total Company stockholders’ equity	119,179,708	124,758,185

TOTAL LIABILITIES AND EQUITY	$145,454,658	$153,272,462

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
Bad debts reversal	-	(34,579)	-	(34,579)
General and administrative	383,506	418,731	187,726	145,639

Total operating expenses	383,506	384,152	187,726	111,060

Loss from operations	(383,506)	(384,152)	(187,726)	(111,060)

Non-operating income (expenses)
Loss on note conversion	(121,121)	(2,719)	-	(2,719)
Interest income	223,915	193,157	109,585	109,461
Interest expense	(230,318)	(1,046,615)	(109,742)	(964,529)
Gain on termination of buy-back agreement of Chengli project	-	3,155,959	-	3,155,959
Other expenses, net	(131,682)	(70,236)	(31,077)	(69,619)

Total non-operating income (expenses), net	(259,206)	2,229,546	(31,234)	2,228,553

Income (loss) before income tax	(642,712)	1,845,394	(218,960)	2,117,493
Income tax expense (benefit)	23,557	(97,953)	5,850	(103,078)

Net income (loss)	(666,269)	1,943,347	(224,810)	2,220,571

Other comprehensive items
Foreign currency translation income (expense)	(6,930,315)	1,267,685	(7,530,496)	2,407,848

Comprehensive income (loss)	$(7,596,584)	$3,211,032	$(7,755,306)	$4,628,419

Weighted average shares used for computing basic and diluted loss per share	7,301,194	4,442,928	7,277,194	5,694,895

Basic and diluted net income (loss) per share	$(0.09)	$0.44	$(0.03)	$0.39

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Income (Loss)	Deficit	Total
Balance at December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189	$(55,281,680)	$124,758,185
							-
Net loss for the period	-	-	-	-	-	(441,459)	(441,459)

Conversion of long-term notes into common shares	313,644	314	2,017,793	-	-	-	2,018,107

Transfer to statutory reserves	-	-	-	(22,277)	-	22,277	-

Foreign currency translation gain	-	-	-	-	600,181	-	600,181

Balance at March 31, 2022	7,358,052	7,358	163,549,358	15,157,790	3,921,370	(55,700,862)	126,935,014

Net loss for the period	-	-	-	-	-	(224,810)	(224,810)

Transfer to statutory reserves	-	-	-	4,443	-	(4,443)	-

Foreign currency translation loss	-	-	-	-	(7,530,496)	-	(7,530,496)

Balance at June 30, 2022	7,358,052	$7,358	$163,549,358	$15,162,233	$(3,609,126)	$(55,930,115)	$119,179,708

	Common Stock		Paid in	Statutory	Other Comprehensive (Loss) /	Accumulated
	Shares	Amount	Capital	Reserves	Income	Deficit	Total
Balance at December 31, 2020	3,177,050	$3,177	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss for the period	-	-	-	-	-	(277,224)	(277,224)

Shares to be issued	-	-	38,253,041	-	-	-	38,253,041

Transfer to Statutory Reserves	-	-	-	1,538	-	(1,538)	-

Foreign currency translation loss	-	-	-	-	(1,140,163)	-	(1,140,163)

Balance at March 31, 2021	3,177,050	3,177	158,002,040	15,156,580	(866,723)	(43,305,227)	128,989,847

Net income for the period	-	-		-		2,220,571	2,220,571

Conversion of long-term notes into common shares	54,348	54	502,665	-	-	-	502,719

Issuance of common stock for equity financing	3,320,000	3,320	(3,320)	-	-	-	-

Return of shares issued to CEO for equity financing	(60,000)	(60)	(691,260)	-	-	-	(691,320)

Transfer to Statutory Reserves	-	-	-	14,774	-	(14,774)	-

Foreign currency translation gain	-	-	-	-	2,407,848	-	2,407,848

Balance at June 30, 2021	6,491,398	$6,491	$157,810,125	$15,171,354	$1,541,125	$(41,099,430)	$133,429,665

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(666,269)	$1,943,347
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of OID and debt issuing costs	131,855	68,750
Operating lease expenses	33,812	33,873
Bad debt reversal	-	(34,579)
Loss on note conversion	121,121	2,719
Interest expense	-	818,914
Gain on termination of buy-back agreement of Chengli Project	-	(3,155,959)
Changes in assets and liabilities:
Accounts receivable	-	345,788
Prepaid expenses	-	23,571
Other receivables	1,689	2,380
Taxes payable	(27,748)	(894,430)
Payment of lease liability	(33,812)	(33,873)
Accrued liabilities and other payables	271,753	198,034

Net cash used in operating activities	(167,599)	(681,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	5,000,000
Issuance of common stock	-	37,561,721

Net cash provided by financing activities	-	42,561,721

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(7,598,080)	1,309,890

NET INCREASE (DECREASE) IN CASH	(7,765,679)	43,190,146
CASH, BEGINNING OF PERIOD	152,011,887	107,804,013

CASH, END OF PERIOD	$144,246,208	$150,994,159

Supplemental cash flow data:
Income tax paid	$51,356	$-
Interest paid	$-	$186,129

Supplemental disclosure of non-cash operating activities
Settlement of entrusted loan resulting from termination of buy-back option for Chengli project	$-	$29,147,903
Adoption of ASC 842-right-of-use asset	$-	$190,817
Adoption of ASC 842-operating lease liability	$-	$190,817

Supplemental disclosure of non-cash financing activities Conversion of notes into common shares	$1,896,986	$-

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Smart Powerr Corporation (the “Company” or “SPC”) incorporated in Nevada, formerly known as China Recycling Entergy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of June 30, 2022 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($145,460) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection. In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but had no operations since then nor has any registered capital contribution been made.

Chengli Waste Heat Power Generation Projects

On July 19, 2013, Xi’an TCH formed a new company, “Xi’an Zhonghong New Energy Technology Co., Ltd.” (“Zhonghong”), of which it owns 90% of Zhonghong, with HYREF owning the other 10%. Zhonghong provides energy saving solution and services, including constructing, selling and leasing energy saving systems and equipment to customers. On December 29, 2018, Shanghai TCH entered into a Share Transfer Agreement with HYREF, pursuant to which HYREF transferred its 10% ownership in Zhonghong to Shanghai TCH for RMB 3 million ($0.44 million). The transfer was completed on January 22, 2019. The Company owns 100% of Xi’an Zhonghong after the transaction.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed on January 22, 2019, where the Company recorded a $624,133 loss from this transfer. However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated on April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

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

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. From January 2022 to date, COVID-19 case fluctuated and increased again in many cities of China including Xi’an Province where the Company is located; as a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19.

On July 27, 2021, the Company filed a certificate of change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of the Company’s authorized shares of common stock from 10,000,000  to 100,000,000, par value $0.001 per share.

On March 3, 2022, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change our corporate name from China Recycling Energy Corporation to Smart Powerr Corp, effective March 3, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the six and three months ended June 30, 2022 was prepared in accordance with accounting principles generally accepted in the U.S.(“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six and three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on September 13, 2022.

Basis of Consolidation

The Consolidated Financial Statements (“CFS”) include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2022. However, there was no revenue for the Company for the six and three months ended June 30, 2022 and 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the six months ended June 30, 2022 and 2021, the Company had a net loss of $0.67 million and net income of $1.94 million. For the three months ended June 30, 2022 and 2021, the Company had a net loss of $0.22 million and net income of $2.22 million. The Company had an accumulated deficit of $55.93 million as of June 30, 2022. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six and three months ended June 30, 2022 and 2021, the Company did not sell any new power generating projects.

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

Operating Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for an operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company had gross accounts receivable of $0.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($74,500) per bank. Any balance over RMB 500,000 ($74,500) per bank in PRC will not be covered. At June 30, 2022, cash held in the PRC bank of $144,215,501 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the six and three months ended June 30, 2022 and 2021.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At June 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six and three months ended June 30, 2022 and 2021, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the six and three months ended June 30, 2022, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the six and three months ended June 30, 2021, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of June 30, 2022, other receivables mainly consisted of (i) advances to third parties of $7,450, bearing no interest, payable upon demand, ii) advance to employees of $4,759, iii) advance to suppliers of $2,680 and (iv) others of $862,936 including social insurance receivable of $5,436 and prepayment of $857,500 (see below).

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, as of June 30, 2022, the Company prepaid $200,000, and was committed to pay remaining $800,000 after trial operation.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services. As of June 30, 2022, due to the impact of the epidemic, it is difficult to conduct field research and collect effective information, the market research work is making slow progress and can only be proceed after PRC overall epidemic improves.

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2022 and December 31, 2021:

	2022	2021
Education and union fund and social insurance payable	$272,669	$272,352
Consulting and legal expenses	71,090	31,924
Accrued payroll and welfare	259,844	287,026
Other	43,571	41,506
Total	$647,174	$632,808

6. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2022 and December 31, 2021:

	2022	2021
Income tax	$7,613,203	$7,641,787
Other taxes	116	71
Total	7,613,319	7,641,858
Current	3,046,694	3,075,233
Noncurrent	$4,566,625	$4,566,625

As of June 30, 2022, income tax payable included $7.61 million ($3.04 million included in current above and $4.57 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of June 30, 2022 and December 31 2021, deferred tax assets consisted of the following:

	2022	2021
Accrued expenses	$58,234	$61,301
Write-off Erdos TCH net investment in sales-type leases *	5,984,254	6,299,343
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,793,754	2,940,854
US NOL	516,485	463,508
PRC NOL	9,679,870	10,189,545
Total deferred tax assets	19,032,597	19,954,551
Less: valuation allowance for deferred tax assets	(19,032,597)	(19,954,551)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.08 million) The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted interest of 9%; however, on December 29, 2018, the Company worked out with the lender an alternative repayment proposal as described below As of December 31, 2021, the interest payable for this loan was $379,323 and the outstanding principal balance was $12,077,105. As of June 30, 2022, the interest payable for this loan was $360,350 and the outstanding principal balance was $11,473,016.

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

Pursuant to the Buy Back Agreement, the Buyers jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai (see 3 below), and a CDQ WHPG station in Boxing County which was transferred to HYREF by Xi’an Zhonghong. The buy-back price for the Xi’an Hanneng’s equity was based on the higher of (i) the market price of the equity shares at the time of buy-back; or (ii) the original transfer price of the equity shares plus bank interest. The buy-back price for the Station was based on the higher of (i) the FV of the Station on the date transferred; or (ii) the loan balance at the date of the transfer plus interest accrued through that date. HYREF could request that the Buyers buy back the equity shares of Xi’an Hanneng and/or the CDQ WHPG station if one of the following conditions is met: (i) HYREF holds the equity shares of Xi’an Hanneng until December 31, 2021; (ii) Xi’an Huaxin New Energy Co., Ltd., is delisted from The National Equities Exchange And Quotations Co., Ltd., a Chinese over-the-counter trading system (the “NEEQ”); (iii) Xi’an Huaxin New Energy, or any of the Buyers or its affiliates has a credit problem, including not being able to issue an auditor report or standard auditor report or any control person or executive of the Buyers is involved in crimes and is under prosecution or has other material credit problems, to HYREF’s reasonable belief; (iv) if Xi’an Zhonghong fails to timely make repayment on principal or interest of the loan agreement, its supplemental agreement or extension agreement; (v) the Buyers or any party to the Debt Repayment Agreement materially breaches the Debt Repayment Agreement or its related transaction documents, including but not limited to the Share Transfer Agreement, the Pledged Assets Transfer Agreement, the Entrusted Loan Agreement and their guarantee agreements and supplemental agreements. Due to halted trading of Huaxin stock by NEEQ for not filing its 2018 annual report, on December 19, 2019, Xi’an TCH, Xi’an Zhonghong, Guohua Ku and Chonggong Bai jointly and severally agreed to buy back all outstanding capital equity of Xi’an Hanneng which was transferred to HYREF by Chonggong Bai earlier. The total buy back price was RMB 261,727,506 ($37.52 million) including accrued interest of RMB 14,661,506 ($2.10 million), and was paid in full by Xi’an TCH on December 20, 2019.

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

9. RELATED PARTY TRANSACTIONS

As of June 30, 2022 and December 31, 2021, the Company had $24,525 and $27,357, respectively, in advances from the Company’s management, which bears no interest, is unsecured, and payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchasers is the Company’s CEO (who is also the Company’s Chairman), who purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 to 940,000. In April 2021 the Company returned to the Company’s CEO the $691,320 in extra proceeds that had been received earlier.

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $150,000, which was recognized as debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the six months ended June 30, 2022, the Company amortized OID of $69,355 and recorded $835 interest expense on this Note. During the three months ended June 30, 2022, the Company amortized OID of $0 and recorded $0 interest expense on this Note.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. During the six months ended June 30, 2022, the Company amortized OID of $62,500 and recorded $229,428 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,550,000 for the delivery of 255,386 shares of the Company’s common stock. During the three months ended June 30, 2022, the Company amortized OID of $31,250 and recorded $109,697 interest on this Note. The Company recorded $94,928 loss on conversion of these notes in 2022. As of June 30, 2022, the outstanding principal balance of this note was $5,406,212 (net of unamortized OID of $93,750) with accrued interest of $133,807. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

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

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the six months ended June 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	30,411	$14.0	2.21
Exercisable at January 1, 2022	30,411	$14.0	2.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2022	30,411	$14.0	1.71
Exercisable at June 30, 2022	30,411	$14.0	1.71

12. STOCK-BASED COMPENSATION PLAN

Options to Employees and Directors

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of Common Stock authorized for issuance during the term of the Plan is 124,626 . The Plan was effective immediately upon its adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

The following table summarizes option activity with respect to employees and independent directors for the six months ended June 30, 2022:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	500	$16.1	5.32
Exercisable at January 1, 2022	500	$16.1	5.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2022	500	$16.1	4.82
Exercisable at June 30, 2022	500	$16.1	4.82

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

The US parent company, SPC is taxed in the US and, as of June 30, 2022, had net operating loss (“NOL”) carry forwards for income taxes of $2.46 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2022, the Company’s PRC subsidiaries had $38.72 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2022 and 2021, respectively:

	2022	2021
U.S. statutory rates expense (benefit)	(21.0)%	21.0%
Tax rate difference – current provision	0.6%	7.0%
Permanent differences	8.3%	(5.3)%
Change in valuation allowance	15.8%	(28.0)%
Tax expense (benefit) per financial statements	3.7%	(5.3)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2022 and 2021, respectively:

	2022	2021
U.S. statutory rates expense (benefit)	(21.0)%	21.0%
Tax rate difference – current provision	0.8%	6.1%
Permanent differences	3.0%	(4.9)%
Change in valuation allowance	19.9%	(27.1)%
Tax expense (benefit) per financial statements	2.7%	(4.9)%

The provision for income tax expense (benefit) for the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense (benefit) – current	$23,557	$(97,953)
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$23,557	$(97,953)

The provision for income tax expense (benefit) for the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense (benefit) – current	$5,850	$(103,078)
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$5,850	$(103,078)

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2022 and December 31, 2021:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2022	Statutory reserve at December 31, 2021
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,746,526 ($11,243,505)	¥73,862,151 ($11,261,339)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

Litigation

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi ‘an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 267 million ($39.8 million) to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi ‘an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264., awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi ‘an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations. On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

In February 2016, Xuzhou Intermediate People’s Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku and Xi’an TCH of RMB 371,470 (US$55,349) and RMB 254,824(US$37,969), respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan of RMB 145,356,100 (US $21,658,089), which was paid in full in settlement. The Xuzhou Court concluded the case on December 21, 2020.

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
June 30, 2022
Operating lease cost – amortization of ROU	$31,399
Operating lease cost – interest expense on lease liability	$2,413
Weighted Average Remaining Lease Term - Operating leases	1.50 years
Weighted Average Discount Rate - Operating leases	5%

Six Months Ended
June 30, 2021
Operating lease cost– amortization of ROU	$29,970
Operating lease cost – interest expense on lease liability	$3,903
Weighted Average Remaining Lease Term - Operating leases	-
Weighted Average Discount Rate - Operating leases	2.50%

Three Months Ended June 30, 2022
Operating lease cost – amortization of ROU	$15,359
Operating lease cost – interest expense on lease liability	$1,193

Three Months Ended June 30, 2021
Operating lease cost – amortization of ROU	$14,981
Operating lease cost – interest expense on lease liability	$1,989

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2022:

For the year ended June 30, 2023,	$65,327
For the year ended June 30, 2024,	32,664
Total undiscounted cash flows	97,991
Less: imputed interest	(2,405)
Present value of lease liabilities	$95,586

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

Investment Banking Engagement Agreement

On October 10, 2019, the Company entered an investment banking agreement with an investment banking firm to engage it as the exclusive lead underwriter for a registered securities offering of up to $20 million. The Company shall pay the investment banker an equity retainer fee of 15,000 shares of the restricted Common Stock of the Company (10,000 shares was issued within 10 business days of signing the agreement, and remaining 5,000 shares will be paid upon completion of the offering). The agreement expired in March 2021.

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

For the six months ended June 30, 2022 and 2021, the Company had net loss of $666,269 and net income of $1,943,347, respectively. For the three months ended June 30, 2022 and 2021, the Company had net loss of $224,810 and net income of $2,220,571, respectively. The Company has an accumulated deficit of $55.93 million as of June 30, 2022. The Company is in the process of transforming and expanding into an energy storage integrated solution provider as described above.

The Company had $144.25 million cash on hand on June 30, 2022 and this satisfies the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. The Company believes the business transforming and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by its historical operating results.

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

The Company’s organizational chart as of June 30, 2022 is as follows:

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	383,506	-%	384,152	-%
Loss from operations	(383,506)	-%	(384,152)	-%
Total non-operating income (expenses), net	(259,206)	-%	2,229,546	-%
Income (loss) before income tax	(642,712)	-%	1,845,394	-%
Income tax expense (benefit)	23,557	-%	(97,953)	-%
Net income (loss)	$(666,269)	-%	$1,943,347	-%

SALES. Total sales for the six months ended June 30, 2022 and 2021 were $0.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2022 and 2021 were $0.

GROSS PROFIT. Gross income for the six months ended June 30, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $383,506 for the six months ended June 30, 2022, compared to $384,152 for the six months ended June 30, 2021, a slight decrease of $646 or 0.2%. The decrease in operating expenses was mainly due to decreased Edgar fee by $441.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the six months ended June 30, 2022, net non-operating expense was $259,206 compared to non-operating income of $2,229,546 for the six months ended June 30, 2021. For the six months ended June 30, 2022, we had $223,915 interest income but the amount was offset by $230,262 interest expense on note payable, loss on note conversion of $121,121, and other expenses of $131,682. For the six months ended June 30, 2021, we had $193,157 interest income and gain on termination of buy-back agreement of Chengli project of $3,155,959 (see Note 8), but the amount was offset by $227,701 interest expense on note payable, interest expense on failure of note redemption on time of $818,914, loss on note conversion of $2,719 and other expenses of $70,236.

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $23,557 for the six months ended June 30, 2022, compared with income tax benefit of $97,953 for the six months ended June 30, 2021. The consolidated effective income tax (benefit) rates for the six months ended June 30, 2022 and 2021 were 3.7% and (5.3)%, respectively.

NET INCOME (LOSS).  Net loss for the six months ended June 30, 2022 was $666,269 compared to net income of $1,943,347 for the six months ended June 30, 2021, an increase of net loss of $2,609,616. This increase in net loss was mainly due to increased loss on note conversion by $118,402, increased income tax expense by $121,510 and no gain from project termination (while in 2021, we had gain on termination of buy-back agreement of Chengli project of $3,155,959), which was partly offset by decreased interest expense by $816,297.

Comparison of Results of Operations for the three months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	187,726	-%	111,060	-%
Loss from operations	(187,726)	-%	(111,060)	-%
Total non-operating income (expenses), net	(31,234)	-%	2,228,553	-%
Income (loss) before income tax	(218,960)	-%	2,117,493	-%
Income tax expense(benefit)	5,850	-%	(103,078)	-%
Net income (loss)	$(224,810)	-%	$2,220,571	-%

SALES. Total sales for the three months ended June 30, 2022 and 2021 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2022 and 2021 were $0.

GROSS PROFIT. Gross income for the three months ended June 30, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $187,726 for the three months ended June 30, 2022, compared to $111,060 for the three months ended June 30, 2021, an increase of $76,666 or 69%. The increase in operating expenses was mainly due to increased legal fee by $26,000, increased other G&A expense by $16,000 and decreased bad debt reversal by $34,579.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the three months ended June 30, 2022, net non-operating expense was $31,234 compared to non-operating income of $2,228,553 for the three months ended June 30, 2021. For the three months ended June 30, 2022, we had $109,585 interest income but the amount was offset by $109,697 interest expense on note payable, and other expenses of $31,077. For the three months ended June 30, 2021, we had $109,461 interest income and gain on termination of buy-back agreement of Chengli project $3,155,959 (see Note 8), but the amount was offset by $145,615 interest expense on note payable, interest expense on failure of note redemption on time of $818,914, loss on note conversion of 2,719, and other expenses of $69,619.

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $5,850 for the three months ended June 30, 2022, compared with income tax benefit of $103,078 for the three months ended June 30, 2021. The consolidated effective income tax (benefit) rates for the three months ended June 30, 2022 and 2021 were 2.7% and (4.9)%, respectively.

NET INCOME (LOSS).  Net loss for the three months ended June 30, 2022 was $224,810 compared to net income of $2,220,571 for the three months ended June 30, 2021, an increase of net loss of $2,445,381. This increase in net loss was mainly due to no gain on termination of project (while in 2021, we had gain on buy-back agreement of Chengli project of $3,155,959) and increased income tax expense by $108,928, which was partly offset by decreased interest expense by $854,787 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 2022 and 2021

As of June 30, 2022, the Company had cash and equivalents of $144.25 million, other current assets of $1.09 million, current liabilities of $21.68 million, working capital of $123.66 million, a current ratio of 6.71:1 and a liability-to-equity ratio of 0.22:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating Activities	$(167,599)	$(681,465)
Investing Activities	-	-
Financing Activities	$-	$42,561,721

Net cash used in operating activities was $167,599 during the six months ended June 30, 2022, compared to $681,465 for the six months ended June 30, 2021. The decrease in net cash outflow for the six months ended June 30, 2022 was mainly due to decreased cash outflow on taxes payable by $866,682, which was partly offset by decreased cash inflow from accounts receivable by $345,788.

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

Net cash used in investing activities was $0 and $0, respectively, for the six months ended June 30, 2022 and 2021.

Net cash provided by financing activities was $0 for the six months ended June 30, 2022 compared to net cash provided by financing activities of $42,561,721 for the six months ended June 30, 2021. The cash inflow for the six months ended June 30, 2021 was the proceeds from a private placement of $37,561,721 and issuance of notes payable of $5,000,000.

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

	As of
	June 30, 2022	December 31, 2021
Unrestricted accumulated deficit	$(55,930,115)	$(55,281,680)
Restricted retained earnings (surplus reserve fund)	15,162,233	15,180,067
Total accumulated deficit	$(40,767,882)	$(40,101,613)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of June 30, 2022 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $133,807, net of unamortized OID of $93,750	$5,540,019	$-	10
Entrusted loan including interest payable of $360,350	$11,833,366	$-	8
Total	$17,373,385	$-

The Company believes it has sufficient cash in bank of $144.25 million as of June 30, 2022, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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