Form 10-Q
period 2022-09-30
Smart Powerr Corp.
filed 2022-11-14
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 11, 2022, there were 7,358,052 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$136,216,292	$152,011,887
VAT receivable	170,283	189,622
Prepaid expenses	35,253	34,872
Other receivables	876,987	880,612

Total current assets	137,298,815	153,116,993

NON-CURRENT ASSETS
Long term deposit	15,438	17,192
Operating lease right-of-use assets, net	75,673	132,549
Fixed assets, net	5,144	5,728

Total non-current assets	96,255	155,469

TOTAL ASSETS	$137,395,070	$153,272,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$69,914	$77,854
Taxes payable	3,053,180	3,075,233
Accrued interest on notes	245,514	333,443
Notes payable, net of unamortized OID of $62,500 and $225,605, respectively	5,666,477	6,741,444
Accrued liabilities and other payables	567,190	632,808
Operating lease liability	60,234	67,920
Due to related parties	24,743	27,357
Payable for purchase of 10% equity interest of Zhonghong	422,547	470,537
Interest payable on entrusted loans	340,636	379,323
Entrusted loan payable	10,845,376	12,077,105

Total current liabilities	21,295,811	23,883,024

NONCURRENT LIABILITIES
Income tax payable	4,566,625	4,566,625
Operating lease liability	-	64,628

Total noncurrent liabilities	4,566,625	4,631,253

Total liabilities	25,862,436	28,514,277

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized 7,358,052 and 7,044,408 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7,358	7,044
Additional paid in capital	163,549,358	161,531,565
Statutory reserve	15,166,584	15,180,067
Accumulated other comprehensive income (loss)	(10,808,563)	3,321,189
Accumulated deficit	(56,382,103)	(55,281,680)

Total Company stockholders’ equity	111,532,634	124,758,185

TOTAL LIABILITIES AND EQUITY	$137,395,070	$153,272,462

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
Bad debts reversal	-	(34,581)	-	-
General and administrative	552,264	798,773	168,758	380,040

Total operating expenses	552,264	764,192	168,758	380,040

Loss from operations	(552,264)	(764,192)	(168,758)	(380,040)

Non-operating income (expenses)
Loss on note conversion	(121,121)	(61,155)	-	(58,436)
Interest income	329,576	302,426	105,661	109,269
Interest expense	(571,050)	(1,212,469)	(340,732)	(165,854)
Gain on termination of buy-back agreement of Chengli project	-	3,156,138	-	179
Other expenses, net	(162,536)	(121,026)	(30,854)	(50,790)

Total non-operating income (expenses), net	(525,131)	2,063,914	(265,925)	(165,632)

Income (loss) before income tax	(1,077,395)	1,299,722	(434,683)	(545,672)
Income tax expense (benefit)	36,511	(87,051)	12,954	10,902

Net income (loss)	(1,113,906)	1,386,773	(447,637)	(556,574)

Other comprehensive items
Foreign currency translation income (expense)	(14,129,752)	702,515	(7,199,437)	(565,170)

Comprehensive income (loss)	$(15,243,658)	$2,089,288	$(7,647,074)	$(1,121,744)

Weighted average shares used for computing basic and diluted income (loss) per share	7,320,355	5,175,164	7,358,052	6,615,759

Basic and diluted net income (loss) per share	$(0.15)	$0.27	$(0.06)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Income (Loss)	Deficit	Total

Balance at December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189	$(55,281,680)	$124,758,185
							-
Net loss for the period	-	-	-	-	-	(441,459)	(441,459)

Conversion of long-term notes into common shares	313,644	314	2,017,793	-	-	-	2,018,107

Transfer to statutory reserves	-	-	-	(22,277)	-	22,277	-

Foreign currency translation gain	-	-	-	-	600,181	-	600,181

Balance at March 31, 2022	7,358,052	7,358	163,549,358	15,157,790	3,921,370	(55,700,862)	126,935,014

Net loss for the period	-	-	-	-	-	(224,810)	(224,810)

Transfer to statutory reserves	-	-	-	4,443	-	(4,443)	-

Foreign currency translation loss	-	-	-	-	(7,530,496)	-	(7,530,496)

Balance at June 30, 2022	7,358,052	7,358	163,549,358	15,162,233	(3,609,126)	(55,930,115)	119,179,708

Net loss for the period	-	-	-	-	-	(447,637)	(447,637)

Transfer to statutory reserves	-	-	-	4,351	-	(4,351)	-

Foreign currency translation loss	-	-	-	-	(7,199,437)	-	(7,199,437)

Balance at September 30, 2022	7,358,052	$7,358	$163,549,358	$15,166,584	$(10,808,563)	$(56,382,103)	$111,532,634

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	(Loss) / Income	Deficit	Total

Balance at December 31, 2020	3,177,050	$3,177	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss for the period	-	-	-	-	-	(277,224)	(277,224)

Shares to be issued	-	-	38,253,041	-	-	-	38,253,041

Transfer to Statutory Reserves	-	-	-	1,538	-	(1,538)	-

Foreign currency translation loss	-	-	-	-	(1,140,163)	-	(1,140,163)

Balance at March 31, 2021	3,177,050	3,177	158,002,040	15,156,580	(866,723)	(43,305,227)	128,989,847

Net income for the period	-	-	-	-	-	2,220,571	2,220,571

Conversion of long-term notes into common shares	54,348	54	502,665	-	-	-	502,719

Issuance of common stock for equity financing	3,320,000	3,320	(3,320)	-	-	-	-

Return of shares issued to CEO for equity financing	(60,000)	(60)	(691,260)	-	-	-	(691,320)

Transfer to Statutory Reserves	-	-	-	14,774	-	(14,774)	-

Foreign currency translation gain	-	-	-	-	2,407,848	-	2,407,848

Balance at June 30, 2021	6,491,398	6,491	157,810,125	15,171,354	1,541,125	(41,099,430)	133,429,665

Net income for the period	-	-	-	-	-	(556,574)	(556,574)

Conversion of long-term notes into common shares	206,382	207	1,558,228	-	-	-	1,558,435

Stock Compensation expense	31,250	31	223,407	-	-	-	223,438

Transfer to Statutory Reserves	-	-	-	3,273		(3,273)	-

Foreign currency translation gain	-	-	-	-	(565,170)	-	(565,170)

Balance at September 30, 2021	6,729,030	$6,729	$159,591,760	$15,174,627	$975,955	$(41,659,277)	$134,089,794

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,113,906)	$1,386,773
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	163,105	118,750
Stock compensation expense	-	223,438
Operating lease expenses	49,771	50,812
Bad debt reversal	-	(34,581)
Loss on note conversion	121,121	61,155
Interest expense	229,015	818,914
Gain on termination of buy-back agreement of Chengli Project	-	(3,156,138)
Changes in assets and liabilities:
Accounts receivable	-	345,808
Prepaid expenses	(5,215)	19,253
Other receivables	2,376	1,981
Advance to suppliers	-	(850,000)
VAT receivable	-	(186,817)
Taxes payable	(19,901)	(707,917)
Payment of lease liability	(66,362)	(67,750)
Accrued liabilities and other payables	330,871	392,401

Net cash used in operating activities	(309,125)	(1,583,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	5,000,000
Issuance of common stock	-	37,561,721

Net cash provided by financing activities	-	42,561,721

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(15,486,470)	740,273

NET INCREASE (DECREASE) IN CASH	(15,795,595)	41,718,075
CASH, BEGINNING OF PERIOD	152,011,887	107,804,013

CASH, END OF PERIOD	$136,216,292	$149,522,088

Supplemental cash flow data:
Income tax paid	$56,495	$197,296
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Settlement of entrusted loan resulting from termination of buy-back option for Chengli project	$-	$29,149,705
Adoption of ASC 842-right-of-use asset	$-	$191,200
Adoption of ASC 842-operating lease liability	$-	$191,200

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$1,896,986	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Smart Powerr Corp. (the “Company” or “SPC”) was incorporated in Nevada, and was formerly known as China Recycling Entergy Corporation. The Company, through its subsidiaries, provides energy saving solutions and services, including selling and leasing energy saving systems and equipment to customers, and project investment in the Peoples Republic of China (“PRC”).

The Company’s organizational chart as of September 30, 2022 is as follows:

Erdos TCH – Joint Venture

On April 14, 2009, the Company formed a joint venture (the “JV”) with Erdos Metallurgy Co., Ltd. (“Erdos”) to recycle waste heat from Erdos’ metal refining plants to generate power and steam to be sold back to Erdos. The name of the JV was Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. (“Erdos TCH”) with a term of 20 years. Erdos contributed 7% of the total investment of the project, and Xi’an TCH Energy Technology Co., Ltd. (“Xi’an TCH”) contributed 93%. On June 15, 2013, Xi’an TCH and Erdos entered into a share transfer agreement, pursuant to which Erdos sold its 7% ownership interest in the JV to Xi’an TCH for $1.29 million (RMB 8 million), plus certain accumulated profits. Xi’an TCH paid the $1.29 million in July 2013 and, as a result, became the sole stockholder of the JV. Erdos TCH currently has two power generation systems in Phase I with a total of 18 MW power capacity, and three power generation systems in Phase II with a total of 27 MW power capacity. On April 28, 2016, Erdos TCH and Erdos entered into a supplemental agreement, effective May 1, 2016, whereby Erdos TCH cancelled monthly minimum lease payments from Erdos, and started to charge Erdos based on actual electricity sold at RMB 0.30 / KWH. The selling price of each KWH is determined annually based on prevailing market conditions. In May 2019, Erdos TCH ceased its operations due to renovations and furnace safety upgrades of Erdos, and the Company initially expected the resumption of operations in July 2020, but the resumption of operations was further delayed due to government’s mandate for Erdos to significantly lower its energy consumption per unit of GDP by implementing a comprehensive technical upgrade of its ferrosilicon production line to meet the City’s energy-saving targets.  Erdos is currently researching the technical rectification scheme. Once the scheme is determined, Erdos TCH will carry out technical transformation for its waste heat power station project. During this period, Erdos will compensate Erdos TCH RMB 1 million ($154,238) per month, until operations resume. The Company has not recognized any income due to the uncertainty of collection. In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but had no operations since then nor has any registered capital contribution been made.

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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 8). The transfer of the Station was completed on January 22, 2019, when the Company recorded a $624,133 loss from this transfer. However, because the loan was not deemed repaid due to the buyback provision (See Note 8 for detail), the Company kept the loan and the Chengli project in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated on April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the nine and three months ended September 30, 2022 was prepared in accordance with accounting principles generally accepted in the U.S.(“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine and three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on September 13, 2022.

Basis of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2022. However, there was no revenue for the Company for the nine and three months ended September 30, 2022 and 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the nine months ended September 30, 2022 and 2021, the Company had a net loss of $1.11 million and net income of $1.39 million, respectively. For the three months ended September 30, 2022 and 2021, the Company had net losses of $0.45 million and $0.56 million. The Company had an accumulated deficit of $56.38 million as of September 30, 2022. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the nine and three months ended September 30, 2022 and 2021, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had no accounts receivable.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($70,425) per bank. Any balance over RMB 500,000 ($70,425) per bank in PRC will not be covered. At September 30, 2022, cash held in PRC banks of $136,117,059 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the nine and three months ended September 30, 2022 and 2021.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At September 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debts, the carrying amounts approximate their FVs due to their short maturities. Receivables on sales-type leases are based on interest rates implicit in the lease.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the nine and three months ended September 30, 2022 and 2021, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the nine and three months ended September 30, 2022 and 2021, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of September 30, 2022, other receivables mainly consisted of (i) advances to third parties of $7,042, bearing no interest, payable upon demand, ii) advance to employees of $4,499, iii) advance to suppliers of $3,449 and (iv) others of $861,997 including social insurance receivable of $4,497, prepayment of $850,000 (see below) and others of $7,500.

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, as of September 30, 2022, the Company prepaid $200,000, and was committed to pay remaining $800,000 after trial operation.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company prepaid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services. As of September 30, 2022, due to the impact of the epidemic, it is difficult to conduct field research and collect effective information, the market research work is making slow progress and can only be proceed after PRC overall epidemic improves.

As of December 31, 2021, other receivables mainly consisted of (i) advances to third parties of $7,842, bearing no interest, payable upon demand, ii) advance to employees of $7,618, iii) advance to suppliers of $2,821 and (iv) others of $862,331 including social insurance receivable of $4,831, prepayment of $850,000, and others of $7,500.

4. ASSET SUBJECT TO BUYBACK

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and was ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as partial repayment for the loan and accrued interest of RMB 188,639,400 ($27.54 million) to HYREF (see Note 8).

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Education and union fund and social insurance payable	$257,753	$272,352
Consulting and legal expenses	31,090	31,924
Accrued payroll and welfare	236,007	287,026
Other	42,340	41,506
Total	$567,190	$632,808

6. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Income tax	$7,619,664	$7,641,787
Other	141	71
Total	7,619,805	7,641,858
Current	3,053,180	3,075,233
Noncurrent	$4,566,625	$4,566,625

As of September 30, 2022, income tax payable included $7.61 million ($3.05 million included in current tax payable and $4.57 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of September 30, 2022 and December 31 2021, deferred tax assets consisted of the following:

	2022	2021
Accrued expenses	$55,049	$61,301
Write-off Erdos TCH net investment in sales-type leases *	5,656,880	6,299,343
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,640,919	2,940,854
US NOL	540,455	463,508
PRC NOL	9,150,325	10,189,545
Total deferred tax assets	18,043,628	19,954,551
Less: valuation allowance for deferred tax assets	(18,043,628)	(19,954,551)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company had paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.08 million) The lender had tentatively agreed to extend the remaining loan balance until August 2019 with an adjusted annual interest rate of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with an adjusted interest of 9%; however, on December 29, 2018, the Company and the lender agreed to an alternative repayment proposal as described below.

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

Xi’an TCH is a secondary limited partner of HYREF. The FV of the CDQ WHPG station applied in the transfer was determined by the parties based upon the appraisal report issued by Zhonglian Assets Appraisal Group (Shaanxi) Co., Ltd. as of August 15, 2018. However, per the discussion below, Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai (the “Buyers”) entered into a Buy Back Agreement, also agreed to buy back the Station when conditions under the Buy Back Agreement are met. Due to the Buy Back agreement, the loan was not deemed repaid, and therefore the Company recognized Chengli project as assets subject to buyback and kept the loan payable remained recognized under ASC 405-20-40-1 as of December 31, 2020. The Buy Back agreement was terminated in April 2021 (see 2 below for detail).

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

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyuan does not have the ability to pay back (see Note 15 – Litigation).

9. RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the Company had $24,743 and $27,357, respectively, in advances from the Company’s management, which bears no interest, is unsecured, and payable upon demand.

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

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $150,000, which was recognized as debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the nine months ended September 30, 2022, the Company amortized OID of $69,355 and recorded $835 interest expense on this Note. During the three months ended September 30, 2022, the Company amortized OID of $0 and recorded $0 interest expense on this Note.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the nine months ended September 30, 2022, the Company amortized OID of $93,750 and recorded $341,134 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,550,000 for the delivery of 255,386 shares of the Company’s common stock. During the three months ended September 30, 2022, the Company amortized OID of $31,250 and recorded $111,706 interest on this Note. The Company recorded $94,928 loss on conversion of these notes in 2022. As of September 30, 2022, the outstanding principal balance of this note was $5,666,477 (net of unamortized OID of $62,500) with accrued interest of $245,514. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

11. SHARES ISSUED FOR EQUITY FINANCING AND STOCK COMPENSATION

Shares Issued for Equity Financing in 2021

On February 23, 2021, the Company entered into securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which was the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers is the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there were no fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares he would purchase from 1,000,000 shares to 940,000; accordingly, total number of shares sold in this offering became 3,260,000. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021. The stock certificates for these shares were issued in April 2021.

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the nine months ended September 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	30,411	$14.0	2.21
Exercisable at January 1, 2022	30,411	$14.0	2.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2022	30,411	$14.0	1.46
Exercisable at September 30, 2022	30,411	$14.0	1.46

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

The following table summarizes option activity with respect to employees and independent directors for the nine months ended September 30, 2022:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2022	500	$16.1	5.32
Exercisable at January 1, 2022	500	$16.1	5.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2022	500	$16.1	4.57
Exercisable at September 30, 2022	500	$16.1	4.57

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

The US parent company, SPC is taxed in the US and, as of September 30, 2022, had net operating loss (“NOL”) carry forwards for income taxes of $2.57 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2022, the Company’s PRC subsidiaries had $36.60 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2022 and 2021:

	2022	2021
U.S. statutory rates expense (benefit)	(21.0)%	21.0%
Tax rate difference – current provision	0.5%	10.1%
Prior year income tax adjustment in current year		(8.8)%
Permanent differences	10.0%	16.1%
Change in valuation allowance	13.9%	(45.1)%
Tax expense (benefit) per financial statements	3.4%	(6.7)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2022 and 2021:

	2022	2021
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	0.5%	0.3%
Permanent differences	12.6%	35.7%
Change in valuation allowance	10.9%	(13.0)%
Tax expense (benefit) per financial statements	3.0%	2.0%

The provision for income tax expense (benefit) for the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense (benefit) – current	$36,511	$(87,051)
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$36,511	$(87,051)

The provision for income tax expense (benefit) for the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense– current	$12,954	$10,902
Income tax expense – deferred	-	-
Total income tax expense	$12,954	$10,092

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of September 30, 2022 and December 31, 2021:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at September 30, 2022	Statutory reserve at December 31, 2021
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,746,526 ($11,247,856)	¥73,862,151 ($11,261,339)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

In February 2016, Xuzhou Intermediate People’s Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku of RMB 371,470 ($55,349) and RMB 254,824 ($37,969), respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan of RMB 145,356,100 ($21,658,089), which was paid in full in settlement. The Xuzhou Court concluded the case on December 21, 2020.

16. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office from December 1, 2017 through November 30, 2020. The monthly rent was RMB 36,536 ($5,600) with quarterly payment in advance. This lease expired in November 2020. The Company entered a new lease contract for the same location from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Nine Months Ended
September 30, 2022
Operating lease cost – amortization of ROU	$46,593
Operating lease cost – interest expense on lease liability	$3,178
Weighted Average Remaining Lease Term - Operating leases	1.25 years
Weighted Average Discount Rate - Operating leases	5%

Nine Months Ended
September 30, 2021
Operating lease cost– amortization of ROU	$45,299
Operating lease cost – interest expense on lease liability	$5,513

Three Months Ended September 30, 2022
Operating lease cost – amortization of ROU	$15,194
Operating lease cost – interest expense on lease liability	$765

Three Months Ended September 30, 2021
Operating lease cost – amortization of ROU	$15,329
Operating lease cost – interest expense on lease liability	$1,610

The following is a schedule, by years, of maturities of the office lease liabilities as of September 30, 2022:

For the year ended September 30, 2023,	$61,753
Total undiscounted cash flows	61,753
Less: imputed interest	(1,519)
Present value of lease liabilities	$60,234

Employment Agreement

On May 8, 2020, the Company entered an employment agreement with Yongjiang Shi, the Company’s CFO for 24 months. The monthly salary was RMB 16,000 ($2,200). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this report date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

On May 6, 2022, the Company entered another employment agreement with Mr. Shi for 24 months with monthly salary of RMB 18,000 ($2,500). The Company will grant the CFO no less than 5,000 shares of the Company’s common stock annually; however, as of this report date, the Board of Directors and Compensation Committee have not approved the number of shares to be given to the CFO, nor any stock reward agreement has been signed.

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

On May 2, 2021, the Company entered an agreement with an investment banker (which will serve as the exclusive placement agent or exclusive lead underwriter of the Company) with the intension to raise approximately $10,000,000 from either a public offering or a private placement. Under the agreement, upon the closing of the financing, the Company will pay Univest Securities, LLC (the “Underwriter” or “Univest”) a discount equal to 8% of the gross proceeds raised in the offering, a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the offering, as well as underwriter warrants to purchase that number of shares of common stock and accompanying Warrants equal to 5% of the shares of common stock and Warrants sold in the offering, including upon exercise by the Underwriter of its over-allotment option (“Underwriter Warrants”). The Underwriter Warrants shall be exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the date of commencement of sales of the offering, which period shall not extend further than five years from the date of commencement of sales of the offering in compliance with FINRA Rule 5110(g)(8)(A). After an initial period of six months from the agreement entering date, this engagement may be terminated at any time by either party upon 10 days written notice to the other party, effective upon receipt of written notice to that effect by the other party. The Company filed an S-1 with the SEC on July 28, 2021.

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

For the nine months ended September 30, 2022 and 2021, the Company had net loss of $1,113,906 and net income of $1,386,773, respectively. For the three months ended September 30, 2022 and 2021, the Company had net loss of $447,637 and $556,574, respectively. The Company has an accumulated deficit of $56.38 million as of September 30, 2022.

The Company had $136.22 million cash on hand on September 30, 2022 and this satisfies the Company’s estimated liquidity needs for 12 months from the issuance of the financial statements. The Company believes the business transformation and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by the Company’s historical operating results.

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

The Company’s organizational chart as of September 30, 2022 is as follows:

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

In addition, Erdos TCH has 30% ownership in DaTangShiDai (BinZhou) Energy Savings Technology Co., Ltd. (“BinZhou Energy Savings”), 30% ownership in DaTangShiDai DaTong Recycling Energy Technology Co., Ltd. (“DaTong Recycling Energy”), and 40% ownership in DaTang ShiDai TianYu XuZhou Recycling Energy Technology Co, Ltd. (“TianYu XuZhou Recycling Energy”). These companies were incorporated in 2012 but have not had any operations since then nor has any registered capital contribution been made.

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the nine months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	552,264	-%	764,192	-%
Loss from operations	(552,264)	-%	(764,192)	-%
Total non-operating income (expenses), net	(525,131)	-%	2,063,914	-%
Income (loss) before income tax	(1,077,395)	-%	1,299,722	-%
Income tax expense (benefit)	36,511	-%	(87,051)	-%
Net income (loss)	$(1,113,906)	-%	$1,386,773	-%

SALES. Total sales for the nine months ended September 30, 2022 and 2021 were $0.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2022 and 2021 were $0.

GROSS PROFIT. Gross income for the nine months ended September 30, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $552,264 for the nine months ended September 30, 2022, compared to $764,192 for the nine months ended September 30, 2021, a decrease of $211,928 or 27.7%. The decrease in operating expenses was mainly due to decreased service fee by $217,800 which was partly offset by increased other G&A expense by $5,870.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the nine months ended September 30, 2022, net non-operating expense was $525,131 compared to non-operating income of $2,063,914 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we had $329,576 interest income which was offset by $570,984 interest expense on note payable, loss on note conversion of $121,121, and other expenses of $162,536. For the nine months ended September 30, 2021, we had $302,426 interest income and gain on termination of buy-back agreement of Chengli project of $3,156,138 (see Note 8), which was offset by $393,555 interest expense on note payable, interest expense on failure of note redemption on time of $818,914, loss on note conversion of $61,155 and other expenses of $121,026.

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $36,511 for the nine months ended September 30, 2022, compared with income tax benefit of $87,051 for the nine months ended September 30, 2021. The consolidated effective income tax (benefit) rates for the nine months ended September 30, 2022 and 2021 were 3.4% and (6.7)%, respectively.

NET INCOME (LOSS).  Net loss for the nine months ended September 30, 2022 was $1,113,906 compared to net income of $1,386,773 for the nine months ended September 30, 2021, an increase of net loss of $2,500,679. This increase in net loss was mainly due to increased loss on note conversion by $59,966, increased income tax expense by $123,562 and no gain from project termination (while in 2021, we had gain on termination of buy-back agreement of Chengli project of $3,155,959), which was partly offset by decreased interest expense by $641,419.

Comparison of Results of Operations for the three months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	168,758	-%	380,040	-%
Loss from operations	(168,758)	-%	(380,040)	-%
Total non-operating income (expenses), net	(265,925)	-%	(165,632)	-%
Income (loss) before income tax	(434,683)	-%	(545,672)	-%
Income tax expense	12,954	-%	10,902	-%
Net income (loss)	$(447,637)	-%	$(556,574)	-%

SALES. Total sales for the three months ended September 30, 2022 and 2021 were $0.

COST OF SALES.  COS for the three months ended September 30, 2022 and 2021 were $0.

GROSS PROFIT. Gross income for the three months ended September 30, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of G&A expenses totaling $168,758 for the three months ended September 30, 2022, compared to $380,040 for the three months ended September 30, 2021, a decrease of $211,282 or 55.6%. The decrease in operating expenses was mainly due to decreased service fee by $223,440, which was partly offset by increased other G&A expense by $12,160.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the three months ended September 30, 2022, net non-operating expense was $265,925 compared to $165,632 for the three months ended September 30, 2021. For the three months ended September 30, 2022, we had $105,661 interest income which was offset by $340,732 interest expense on note payable, and other expenses of $30,854. For the three months ended September 30, 2021, we had $109,269 interest income which was offset by $165,854 interest expense on note payable, loss on note conversion of $58,436, and other expenses of $50,790.

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $12,954 for the three months ended September 30, 2022, compared with $10,902 for the three months ended September 30, 2021. The consolidated effective income tax (benefit) rates for the three months ended September 30, 2022 and 2021 were 3.0% and 2.0%, respectively.

NET LOSS.  Net loss for the three months ended September 30, 2022 was $447,637 compared to $556,574 for the three months ended September 30, 2021, a decrease of net loss of $108,937. This decrease in net loss was mainly due to decreased operating expense by $211,282 and decreased loss on note conversion by $58,436, which was partly offset by increased interest expense by $174,878 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 2022 and 2021

As of September 30, 2022, the Company had cash and equivalents of $136.22 million, other current assets of $1.08 million, current liabilities of $21.30 million, working capital of $116.00 million, a current ratio of 6.45:1 and a liability-to-equity ratio of 0.23:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating Activities	$(309,125)	$(1,583,918)
Investing Activities	-	-
Financing Activities	$-	$42,561,721

Net cash used in operating activities was $309,125 during the nine months ended September 30, 2022, compared to $1,583,918 for the nine months ended September 30, 2021. The decrease in net cash outflow for the nine months ended September 30, 2022 was mainly due to decreased cash outflow on advance to suppliers by $850,000, decreased cash outflow on taxes payable by $688,016, which was partly offset by decreased cash inflow from accounts receivable by $345,808.

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

Net cash used in investing activities was $0 and $0, respectively, for the nine months ended September30, 2022 and 2021.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $42,561,721 for the nine months ended September 30, 2021. The cash inflow for the nine months ended September 30, 2021 was proceeds from a private placement of $37,561,721 and issuance of notes payable of $5,000,000.

On February 23, 2021, the Company entered into securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share, which was the five-day average closing price immediately prior to signing the Purchase Agreements. One of the purchasers was the Company’s CEO (also is the Company’s Chairman), he purchased 1,000,000 common shares of the Company. On March 11, 2021, the Company received approximately $38.25 million proceeds from the issuance of 3,320,000 shares under the securities purchase agreements, there was no any fees paid in connection with this financing. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 shares to 940,000 shares; accordingly, the number of shares sold in this offering became 3,260,000. The Company returned $691,320 extra proceeds that were received earlier to the Company’s CEO in April 2021.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	September 30, 2022	December 31, 2021
Unrestricted accumulated deficit	$(56,382,103)	$(55,281,680)
Restricted retained earnings (surplus reserve fund)	15,166,584	15,180,067
Total accumulated deficit	$(41,215,519)	$(40,101,613)

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our CFS. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of September 30, 2022 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $245,514, net of unamortized OID of $62,500	$5,911,991	$-	10
Entrusted loan including interest payable of $340,636	$11,186,012	$-	8
Total	$17,098,003	$-

The Company believes it has sufficient cash in bank of $136.22 million as of September 30, 2022, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2016, Xuzhou Intermediate People’s Court of Jiangsu Province, or the Xuzhou Court, accepted an execution proceeding request from Zhongrong International Trust Co. Ltd., or Zhongrong, against Mr. Guohua Ku, Xi’an TCH, Xuzhou Taifate Steel Co., Ltd., or Xuzhou Taifate, to satisfy the obligation arising out of a loan agreement and guarantee agreement among the parties. On March 21, 2018 and March 20, 2019, the Xuzhou Court ordered a deduction from the bank accounts of Mr. Ku of RMB 371,470 and RMB 254,824, respectively. On August 21, 2020, the Xuzhou Court reopened the case in response to Zhongrong’s request against Xuzhou Taifa for the resolution of an additional loan in the amount of RMB 145,356,100, which was paid in full in settlement. The Xuzhou Court concluded and closed the case on December 21, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART POWERR CORP.

Date: November 14, 2022	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)