Form 10-K
period 2022-12-31
Smart Powerr Corp.
filed 2023-05-08
CIK 721693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

(011) 86-29-8765-1097

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of  the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.  7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $2.95, as reported on the Nasdaq Capital Market, was approximately $15.3 million.

As of May 8, 2023, there were 7,633,533 shares of the registrant’s common stock outstanding.

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

We are headquartered in China. Our principal executive offices are located at 4/F, Tower C, Rong Cheng Yun Gu Building, Keji 3rd Road, Yanta District, Xi’an City, Shaanxi Province, China, and our telephone number at this location is +86-29-8765-1097.

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

Legal and Operational Risks of Operating in the PRC

Smart Powerr Corp., or the Company or CREG, is a holding company incorporated in the state of Nevada. As a holding company with no material operations, CREG conducts a substantial majority of its operations through its subsidiaries established in the People’s Republic of China, or the PRC or China. However, neither the holding company nor any of the Company’s Chinese subsidiaries conduct any operations through contractual arrangements with a variable interest entity based in China. Investors in our common stock should be aware that they may never directly hold equity interests in the PRC operating entities, but rather purchasing equity solely in CREG, our Nevada holding company. Furthermore, shareholders may face difficulties enforcing their legal rights under United States securities laws against our directors and officers who are located outside of the United States. See “Risk Factors – Risks Related to Doing Business in China – Uncertainties with respect to the PRC legal system could adversely affect us” on page 43 of this annual report.

Our equity structure is a direct holding structure. Within our direct holding structure, the cross-border transfer of funds within our corporate entities is legal and compliant with the laws and regulations of the PRC. After the foreign investors’ funds enter CREG, the funds can be directly transferred to the PRC operating companies through its subsidiaries. Specifically, CREG is permitted under the Nevada laws to provide funding to our subsidiary in Cayman Islands through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our subsidiary in Cayman Islands is also permitted under the laws of Cayman Islands to provide funding to CREG through dividend distribution without restrictions on the amount of the funds.  Current PRC regulations permit our PRC subsidiaries to pay dividends to the Company only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. As of the date hereof, there have not been any transfers, dividends or distributions made between the holding company, its subsidiaries, and to investors. Furthermore, as of the date hereof, no cash generated from one subsidiary is used to fund another subsidiary’s operations and we do not anticipate any difficulties or limitations on our ability to transfer cash between subsidiaries. We have also not installed any cash management policies that dictate the amount of such funds and how such funds are transferred. For the foreseeable future, we intend to use the earnings for our business operations and as a result, we do not intend to distribute earnings or pay any cash dividends. See “Transfers of Cash to and from Our Subsidiaries” on page 59 and 60 of this annual report.

Because our operations are primarily located in the PRC through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the U.S, or Chinese or U.S regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.  As confirmed by our PRC counsel, Shaanxi Yan Tan Law Firm, we will not be subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,” after the Cybersecurity Review Measures became effective on February 15, 2022, since we currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Cybersecurity Review Measures. We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date hereof, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission, or the CSRC, or any other PRC governmental authorities for future offerings, nor has our Nevada holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding previous offerings from the CSRC or any other PRC governmental authorities. However, on February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023.  According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, such as us, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this annual report, we and our PRC subsidiaries have obtain the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

Since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is not highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before future offerings in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice

Summary of Risk Factors

Investing in our common stock involves significant risks. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully under “Item 1A. Risk Factors” beginning on page 27 of this annual report.

Risks Related to Our Business and Industry

●	Our business could be materially harmed by the ongoing coronavirus (COVID-19) pandemic (see “Risk Factors – Risks Related to Our Business and Industry – We face risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt our operations.” on page 32 of this annual report);

●	Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price (see “Risk Factors – Risks Related to Our Business and Industry – Changes in the economic and credit environment could have an adverse effect on demand for our projects, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.” on page 28 of this annual report);

●	Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business (see “Risk Factors – Risks Related to Our Business and Industry – Changes in the growth of demand for or pricing of electricity could reduce demand for our waste energy recycling projects, which could materially harm our ability to grow our business” on page 29 of this annual report);

●	We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected (see “Risk Factors – Risks Related to Our Business and Industry – We operate in an emerging competitive industry and if we are unable to compete successfully our revenue and profitability will be adversely affected” on page 30 of this annual report);

Risks Related to Doing Business in China (for a more detailed discussion, see “Item 1A. Risk Factors—Risks Related to Doing Business in China” on page 33 of this annual report)

●	We may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock (see “Risk Factors – We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock” on page 33 of this annual report);

●	The Chinese government exerts substantial influence over the manner in which we conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock (see “Risk Factors –The Chinese government exerts substantial influence over the manner in which we must conduct our business activities and may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and the value of our common stock” on page 34 of this annual report);

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China (see “Risk Factors – The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China” on page 38 of this annual report);

●	China’s legal system is evolving and has inherent uncertainties that could limit the legal protection available to you (see “Risk Factors – Risks Related to Doing Business in China – Uncertainties with respect to the PRC legal system could adversely affect us” on page 43 of this annual report);

●	We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law (see “Risk Factors – Risks Related to Doing Business in China – We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law” on page 41 of this annual report);

●	The joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq and the Holding Foreign Companies Accountable Act(“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock (see “Risk Factors – Risks Related to Doing Business in China – The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 46 of this annual report);

Risks Related to Our Common Stock (for a more detailed discussion, see “Item 1A. Risk Factors— Risks Related to Our Common Stock” on page 33 of this annual report)

●	The market price of our common stock may be volatile or may decline regardless of our operating performance (see “Risk Factors – Risks Related to Our Common Stock – The market price for our common stock may be volatile” on page 48 of this annual report);

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

Implications of Holding Foreign Company Accountable Act

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, U.S Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. If our auditor cannot be inspected by the PCAOB, PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

Kreit & Chiu CPA LLP (“Kreit & Chiu,” formerly Paris Kreit & Chiu CPA LLP), the independent registered public account firm that issued the audit report for the fiscal year ended December 31, 2022 and 2021 included elsewhere in this annual report, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe Kreit & Chiu is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, which would add uncertainties to future offerings, and we cannot assure you whether Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. On August 26, 2022, the China Securities Regulatory Commission, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the U.S. Securities and Exchange Commission (the “SEC”), the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. See “The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCAA all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors which are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock” on page 46 of this annual report.

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

On August 8, 2006, six PRC regulatory agencies jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules require that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or indirectly by PRC Citizens shall obtain the approval of the China Securities Regulatory Commission(“CSRC”) prior to overseas listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. Based on our understanding of the Chinese laws and regulations in effect at the time of this annual report, we will not be required to submit an application to the CSRC for its approval of future offerings and the trading of common stock on the Nasdaq under the M&A Rules. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented, and the requirement standard may change when new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules are installed. We cannot assure you that relevant Chinese government agencies, including the CSRC, would reach the same conclusion.

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

We believe that neither we nor our subsidiaries are currently required to obtain permission from any of the PRC authorities to operate and issue our common stock to foreign investors, or required to obtain permission or approval from the CSRC, CAC or any other governmental agency. Recently, however, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the “Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies, cybersecurity, data privacy protection requirements, and similar matters. The Opinions and any related implementing rules to be enacted may subject us to compliance requirements in the future. Given the current regulatory environment in the PRC, we are still subject to the uncertainty of different interpretation and enforcement of the rules and regulations in the PRC adverse to us, which may take place quickly with little advance notice. See “The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council may subject us to additional compliance requirement in the future” on page 46 of this annual report.

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

Moreover, we believe that no relevant laws or regulations in the PRC explicitly require us to seek approval from the CSRC for our overseas listing plan. As of the date of this annual report, we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanctions regarding our planned overseas listing from the CSRC or any other PRC governmental authorities. However, on February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023.  According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, such as us, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this annual report, we and our PRC subsidiaries have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval, if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

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

For more details, see “Risk Factors – Risks Related to Doing Business in China – The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our subsidiaries or the holding company were required to obtain approval or filing in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors” on page 34 of this annual report.

As of the date hereof, we and our PRC subsidiaries have received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China, and no permission or approval has been denied. The following table provides details on the licenses and permissions held by our PRC subsidiaries.

Approval	Recipient	Issuing body	Validity
Business License	Shanghai Yinghua Financial Leasing Co., Ltd.	China (Shanghai) Pilot Free Trade Zone Market Supervision Administration	May 10, 2045
Business License	Shanghai TCH Energy Technology Co., Ltd.	China (Shanghai) Pilot Free Trade Zone Market Supervision Administration	May 24, 2029
Business License	Huahong New Energy Technology Co., Ltd.	Shaanxi Provincial Industry and Commerce Administration	Indefinite
Business License	Xi’an TCH Energy Technology Co., Ltd.	Xi ‘an Market Supervision Administration	Indefinite
Business License	Erdos TCH Energy Saving Development Co., Ltd.	Market Supervision administration of Etok Banner	April 13, 2029
Business License	Xi’an Zhonghong New Energy Technology Co., Ltd.	Xi ‘an Industry and Commerce Administration	Indefinite
Business License	Zhongxun Energy Investment (Beijing) Co., Ltd	Dongcheng Branch of Beijing Industry and Commerce Administration	March 23, 2044
Business License	Beijing Hongyuan Recycling Energy Investment Center	Beijing Haidian District Market Supervision Administration	July 17, 2063

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

On June 28, 2014, Xi’an TCH also entered into a Coke Oven Gas Power Generation Project Lease Agreement (the “Lease Agreement”) with Yida. Under the Lease Agreement, Xi’an TCH leased the Transfer Asset to Yida for RMB 3 million ($0.49 million) per month, from June 28, 2014 to June 27, 2029. Yida will also provide an RMB 3 million ($0.49 million) security deposit (without interest) for the lease. Xi’an TCH will transfer the Transfer Asset back to Yida at no cost at the end of the lease.

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

On January 10, 2020, Zhonghong, Tianyu and Huaxin signed a transfer agreement to transfer all assets under construction and related rights and interests of Xuzhou Tian’an Project to Tianyu for RMB 170 million including VAT ($24.37 million) in three installment payments. The 1st installment payment of RMB 50 million ($7.17 million) to be paid within 20 working days after the contract is signed. The 2nd installment payment of RMB 50 million ($7.34 million) was to be paid within 20 working days after completion of the project construction but no later than July 31, 2020. The final installment payment of RMB 70 million ($10.28 million) was to be paid before December 31, 2020. In December, 2020, the Company received payment in full for Tian’an Project.

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

Summary of Sales-Type Lease at December 31, 2022

As of December 31, 2021, Xi’an TCH had the following sales-type leases: BMPG systems to Pucheng Phase I and II (15 and 11-year terms, respectively). On February 15, 2019, Xi’an TCH transferred the Shenqiu Phase I and II Projects to Mr. Chonggong Bai. These agreements have ended.

Asset Repurchase Agreement

During the years ended December 31, 2022 and 2021, the Company entered into or completed the following Asset Repurchase Agreements:

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

On December 22, 2020, Shanghai TCH entered into an Equity Acquisition Agreement with Xi’an Taiying Energy Saving Technology Co., Ltd., a PRC company (“Xi’an Taiying”) and its three shareholders to purchase all of the issued and outstanding shares of stock of Xi’an Taiying. The purchase price for said shares shall consist of (i) 619,525 shares of common stock at $4.37 per share, (ii) 60,000,000 shares of Series A convertible stock and (iii) a cash payment of RMB 1,617,867,026 ($247 million at a conversion rate of 1:6.55). The shares shall be issued within 15 business days after approval by the Board of Directors and/or shareholders of the Company and Nasdaq approval and the cash shall be paid in three tranches – RMB 390 million ($59.5 million) within 10 days after the agreement is executed, RMB 300 million ($45.8 million) by March 31, 2021 and RMB 927,867,026 ($141.7 million) within 10 days after the shares of Xi’an Taiying are registered to Buyer. The parties agreed to terminate this agreement of the end of June 2022.

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

Continually Enhance Research and Development Efforts

We plan to devote resources to research and development to enhance our waste-to-energy design and engineering capabilities. We anticipate that our in-house design and engineering team will provide additional competitive advantages, including flexibility to quickly design and evaluate new technologies or applications in response to changing market trends.

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

“Transfer”

Based on the specific terms for each project, we eventually transfer the waste energy recycling project to the customer at no cost or a nominal cost upon the completion of the operation/lease period. For example, Tongchuan Shengwei Cement Power Generation project signed a 5-year lease starting from the first quarter of 2009 to the end of 2013. After the lease term was up, we transferred the station to the owner at no cost pursuant to the contract terms, which vary based on industries and the type of power generation stations.

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

Employees

As of December 31, 2022, we had 14 employees:

Management: 3 Employees

Administration: 3 Employees

Marketing: 2 Employees

Accounting & Finance: 4 Employees

Project Officer: 2 Employees

All of our personnel are employed full-time and none is represented under collective bargaining agreements. We consider our relations with our employees to be good.

We maintain certain insurance policies to safeguard us against risks and unexpected events as required in China and with applicable PRC laws, such as social security insurance, including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. However, we do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. In addition, we do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During fiscal years 2022 and 2021, we did not make any material insurance claims in relation to our business.

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

Our revenues are dependent on the ability to provide savings on energy costs for our clients. According to the National Bureau of Statistics of the PRC, China’s total electricity consumption in 2022 was 8637.2 trillion kilowatt-hours, , with an increase of 3.6% compared to 2020 . The growth in electricity consumption increases due to the continued development of the Chinese economy. However, such growth is unpredictable and depends on general economic conditions and consumer demand, both of which are beyond our control. Furthermore, pricing of electricity in the PRC is set in advance by the state or local electricity administration and may be artificially depressed by governmental regulation or influenced by supply and demand imbalances. If these changes reduce the cost of electricity from traditional sources of supply, the demand for our waste energy recycling projects could be reduced, and therefore, could materially harm our ability to grow our business.

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

We are subject to income taxes in the U.S and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws that apply to our business could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Our operations outside the U.S. generate a significant portion of our income. In addition, the U.S. and many of the other countries in which our products are distributed or sold, including countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, the Tax Cuts and Jobs Act (the “TCJ Act”) was recently signed into law in the U.S. The changes in the TCJ Act are broad and complex and we are continuing to examine the impact the TCJ Act may have on our business and financial results. This provisional expense is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the TCJ Act and future actions by states within the U.S that have not yet adopted state-level laws similar to the TCJ Act.

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

The recent outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the U.S, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

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

In recent months, the continued, global spread of COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including the commercial paper markets) and increased economic uncertainty. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. The COVID-19 pandemic has resulted in, among other things, quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China, Hong Kong and in the U.S.

COVID-19 is adversely affecting, and is expected to continue to adversely affect, certain elements of our business, including as a result of impacts associated with preventive and precautionary measures that we, other businesses, our communities and governments are taking. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Ftom January 2022 to date, COVID-19 case fluctuated and increased again in many cities of China including Xi’an Province where the Company is located, As a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19. Due to these impacts and measures, we have experienced and expect to continue to experience delays in our internal product development and unpredictable reductions in demand for certain of our products and services. Our employees have been required to work from home or not go into their offices. Such restrictions are slowly being lifted. If the pandemic continues and conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities and customer orders, which adverse impacts may be material, and it remains uncertain what impact these adverse impacts would have on future sales and customer orders even if conditions begin to improve. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers. Further, such travel restrictions and slowed-down business activities may affect the operation of our customer and result in decrease of our products and services, which could adversely affect our financial results. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results could be material.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if our holding company or subsidiaries were required to obtain approval or filing in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

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

On February 17, 2023, the CSRC promulgated Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Overseas Listing Trial Measures”) and five relevant guidelines, which became effective on March 31, 2023.  According to the Overseas Listing Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Overseas Listing Trial Measures provides that an overseas listing or offering is explicitly prohibited, if any of the following: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

The Overseas Listing Trial Measures also provides that if the issuer meets both the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (1) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (2) the issuer’s main business activities are conducted in China, or its main place(s) of business are located in China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted. In addition, the Overseas Listing Trial Measures provide that the direct or indirect overseas listings of the assets of domestic companies through one or more acquisitions, share swaps, transfers or other transaction arrangements shall be subject to filing procedures in accordance with the Overseas Listing Trial Measures. The Overseas Listing Trial Measures also requires subsequent reports to be filed with the CSRC on material events, such as change of control or voluntary or forced delisting of the issuer(s) who have completed overseas offerings and listings.

At a press conference held for these new regulations (“Press Conference”), officials from the CSRC clarified that the domestic companies that have already been listed overseas on or before March 31, 2023 shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filling procedures immediately, and they shall be required to file with the CSRC upon occurrences of certain subsequent matters such as follow-on offerings of securities. According to the Overseas Listing Trial Measures and the Press Conference, the existing domestic companies that have completed overseas offering and listing before March 31, 2023, such as us, shall not be required to perform filing procedures for the completed overseas securities issuance and listing. However, from the effective date of the regulation, any of our subsequent securities offering in the same overseas market or subsequent securities offering and listing in other overseas markets shall be subject to the filing requirement with the CSRC within three working days after the offering is completed or after the relevant application is submitted to the relevant overseas authorities, respectively. If it is determined that any approval, filing or other administrative procedures from other PRC governmental authorities is required for any future offering or listing, we cannot assure you that we can obtain the required approval or accomplish the required filings or other regulatory procedures in a timely manner, or at all. If we fail to fulfill filing procedure as stipulated by the Trial Measures or offer and list securities in an overseas market in violation of the Trial Measures, the CSRC may order rectification, issue warnings to us, and impose a fine of between RMB1,000,000 and RMB10,000,000. Persons-in-charge and other persons that are directly liable for such failure shall be warned and each imposed a fine from RMB500,000 to RMB5,000,000. Controlling shareholders and actual controlling persons of us that organize or instruct such violations shall be imposed a fine from RMB1,000,000 and RMB10,000,000.

On February 24, 2023, the CSRC published the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Provisions on Confidentiality and Archives Administration”), which came into effect on March 31, 2023. The Provisions on Confidentiality and Archives Administration requires that, in the process of overseas issuance and listing of securities by domestic entities, the domestic entities, and securities companies and securities service institutions that provide relevant securities service shall strictly implement the provisions of relevant laws and regulations and the requirements of these provisions, establish and improve rules on confidentiality and archives administration. Where the domestic entities provide with or publicly disclose documents, materials or other items related to the state secrets and government work secrets to the relevant securities companies, securities service institutions, overseas regulatory authorities, or other entities or individuals, the companies shall apply for approval of competent departments with the authority of examination and approval in accordance with law and report the matter to the secrecy administrative departments at the same level for record filing. Where there is unclear or controversial whether or not the concerned materials are related to state secrets, the materials shall be reported to the relevant secrecy administrative departments for determination. However, there remain uncertainties regarding the further interpretation and implementation of the Provisions on Confidentiality and Archives Administration.

As of the date of this annual report, we and our PRC subsidiaries have obtain the requisite licenses and permits from the PRC government authorities that are material for the business operations of our PRC subsidiaries. In addition, as of the date of this annual report, we and our PRC subsidiaries are not required to obtain approval or permission from the CSRC or the CAC or any other entity that is required to approve our PRC subsidiaries’ operations or required for us to offer securities to foreign investors under any currently effective PRC laws, regulations, and regulatory rules. If it is determined that we are subject to filing requirements imposed by the CSRC under the Overseas Listing Regulations or approvals from other PRC regulatory authorities or other procedures, including the cybersecurity review under the revised Cybersecurity Review Measures, for our future offshore offerings, it would be uncertain whether we can or how long it will take us to complete such procedures or obtain such approval and any such approval could be rescinded. Any failure to obtain or delay in completing such procedures or obtaining such approval for our offshore offerings, or a rescission of any such approval if obtained by us, would subject us to sanctions by the CSRC or other PRC regulatory authorities for failure to file with the CSRC or failure to seek approval from other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. In addition, if the CSRC or other regulatory authorities later promulgate new rules or explanations requiring that we obtain their approvals or accomplish the required filing or other regulatory procedures for our prior offshore offerings, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such approval requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our common stock.

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

The value of the Renminbi (“RMB”) against the US Dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including US Dollars, has historically been set by the People’s Bank of China(“PBOC”). On March 17, 2014, the PRC government changed its policy of pegging the value of the RMB to the US Dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 2% each day. Since the adoption of this new policy, the value of the RMB against the US Dollar has fluctuated on a daily basis within narrow ranges, but overall has strengthened against the US Dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the US Dollar. Appreciation or depreciation in the value of the RMB relative to the US Dollar would affect our financial results reported in US Dollar terms even if there is no underlying change in our business or results of operations. In addition, if we decide to convert our RMB into US Dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the US Dollar against the RMB would have a negative effect on the US Dollar amount available to us.

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

We are a Nevada corporation but nearly all of our assets are located outside of the U.S. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of the PRC. A substantial portion of the assets of these persons is located outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the U.S In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

July 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. As the Opinions were recently issued, official guidance and interpretation of the Opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of the Opinions or any future implementation rules on a timely basis, or at all.

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

On June 22, 2021, the U.S Senate has passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

On December 16, 2021, SEC announced that the PCAOB designated China and Hong Kong as the jurisdictions where the PCAOB is not allowed to conduct full and complete audit inspections as mandated under the HFCAA. The Company’s auditor, Kreit & Chiu, is based in New York, New York, and therefore is not affected by this mandate by the PCAOB.

On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Statement of Protocol”) with the CSRC and the Ministry of Finance of China. The terms of the Statement of Protocol would grant the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong.

On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

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

Kreit & Chiu, the independent registered public accounting firm that issues the audit report for the fiscal year ended December 31, 2022 and 2021 included elsewhere in this annual report. As an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess such auditor’s compliance with the applicable professional standards. Kreit & Chiu is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Therefore, we believe Kreit & Chiu are not subject to the determinations as to the inability to inspect or investigate registered firms announced by the PCAOB on December 16, 2021.

However, recent developments with respect to audits of China-based companies create uncertainty about the ability of Kreit & Chiu to fully cooperate with the PCAOB’s request for audit workpapers without the approval of the Chinese authorities. We cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

Risks Related to our Common Stock

The market price for our common stock may be volatile.

Our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices, given that we will have relatively small public floats after this offering. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects. The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

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

In addition, the securities markets from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. Furthermore, the potential extreme volatility may confuse the public investors of the value of our stock, distort the market perception of our stock price and our company’s financial performance and public image, negatively affect the long-term liquidity of our common stock, regardless of our actual or expected operating performance. If we encounter such volatility, including any rapid stock price increases and declines seemingly unrelated to our actual or expected operating performance and financial condition or prospects, it will likely make it difficult and confusing for prospective investors to assess the rapidly changing value of our common stock and understand the value thereof.

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

Previously, we received letters from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Quarterly Reports on Form 10-Qs for the period ended March 31, 2022 and June 30, 2022, the Company does not comply with Nasdaq Listing Rule 5250(c)(1) for continued listing. The Company had until October 12, 2022 to file all delinquent filings and regain compliance. On October 12, 2022, the Company received a notice of delinquency compliance from Nasdaq indicating that, based on the filings of its Form 10-Qs for the periods ended March 31, 2022 and June 30, 2022 on October 11, 2022, Nasdaq has determined that the Company complies with the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently lease one office space in Xi’an, which is located at 4/F, Block C, Rong Cheng Yun Gu Building, Keji 3rd Road, Xi’an, PRC. The average monthly rent for our office locations was $5,669 in 2022 and $5,509 in 2021.

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

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stocks pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi ‘an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, on the basis that Xi’an TCH has already paid RMB 267 million to Hongyuan as an out-of-court settlement. On August 10, 2022, Beijing No.1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations. As the date of this annual report, Beijing No.1 Intermediate People’s Court of Beijing has entered the judgment enforcement procedure. There is a difference between the amount executed by the Court and the debt admitted by Xi’an TCH. Such difference is due to the valid judgement amount should be carried on until its revoked. Thus Xi’an TCH should pay judgment enforcement fees, late fees and other fees, RMB 14,204,317.3 in total.

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

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million with loan interest of RMB 2,418,229.92 to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 in total.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CREG.” On May 5, 2023, the last reported sales price for our common stock was $1.55 per share, and there were 7,633,533 shares of our common stock outstanding, held by approximately 2,726 shareholders of record.

Dividend Policy

We did not pay any cash dividends on our common stock in 2022. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

As of December 31, 2022, there are no recent sales of unregistered securities.. Certain information previously disclosed in prior quarterly reports on Form 10-Q or in current reports on Form 8-K we filed has not been furnished in this annual report.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-K and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “may”, “will”, “should”, “would”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the statements in the section “results of operations” below), and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to PRC government’s strict control. In 2022, COVID-19 cases fluctuated and increased again in many cities of China including Xi’an Province where the Company is located. As a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19. From January 2023, China has dropped all COVID restrictions.

For the years ended December 31, 2022 and 2021, the Company had net loss of $4,457,327 and $12,230,190, respectively. The Company has an accumulated deficit of $59.73 million as of December 31, 2022.

The Company had $138.81 million cash on hand on December 31, 2022 and this satisfies the Company’s estimated liquidity needs for 12 months from the issuance of the financial statements. The Company believes the business transformation and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by the Company’s historical operating results.

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

The Company’s organizational chart as of December 31, 2022 is as follows:

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

Basis of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842 (See Operating lease below as relates to the Company as a lessee). The Company’s sales type lease contracts for revenue recognition fall under ASC 842.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	3,880,433	-%	808,154	-%
Loss from operations	(3,880,433)	-%	(808,154)	-%
Total non-operating expenses, net	(507,242)	-%	(11,475,176)	-%
Loss before income tax	(4,387,675)	-%	(12,283,330)	-%
Income tax expense (benefit)	69,652	-%	(53,140)	-%
Net loss	$(4,457,327)	-%	$(12,230,190)	-%

SALES. Total sales for the years ended December 31, 2022 and 2021 were $0.

COST OF SALES. Cost of sales (“COS”) for the years ended December 31, 2022 and 2021 were $0.

GROSS PROFIT. Gross profit for the years ended December 31, 2022 and 2021 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $3,880,433 for the year ended December 31, 2022, compared to $808,154 for the year ended December 31, 2021, an increase of $3,072,279 or 380.2%. The increase in operating expenses was mainly due to increased litigation expense by $2,281,277 and increased R&D expense by $850,000 which was partly offset by decreased other G&A expense by $93,686.

NET NON-OPERATING EXPENSES. Net non-operating expenses consisted of loss on note conversion, interest income, interest expenses, Impairment loss on long term equity investment of Xi’an TCH’s investment into the HYREF fund, and miscellaneous expenses. For the year ended December 31, 2022, net non-operating expense was $507,242 compared to $11,475,176 for the year ended December 31, 2021. For the year ended December 31, 2022, we had $431,489 interest income which was offset by $686,581 interest expense on note payable, loss on note conversion of $135,103, and other expenses of $117,047. For the year ended December 31, 2021, we had $414,468 interest income and gain on termination of buy-back agreement of Chengli project of $3,165,887 (see Note 8), but the amount was offset by $542,289 interest expense on note payable, loss on note conversion of $151,275, interest expense on entrusted loan of $374,865, interest expense on failure of note redemption on time of $2,189,811, and impairment loss on long term equity investment into HYREF fund of $11,625,195 and other expenses of $172,096.

INCOME TAX EXPENSE (BENEFIT). Income tax expense was $69,652 for the year ended December 31, 2022, compared with income tax benefit of $53,140 for the year ended December 31, 2021. The consolidated effective income tax (benefit) rates for the years ended December 31, 2022 and 2021 were 1.6% and (18.8)%, respectively.

NET LOSS.  Net loss for the year ended December 31, 2022 was $4,457,327 compared to $12,230,190 for the year ended December 31, 2021, an decrease of net loss of $7,772,863. This decrease in net loss was mainly due to decreased impairment loss on long-term equity investment by $11,625,195, decreased interest expense by $2,420,384 as describe above, which was partly offset by decreased gain on termination of buy-back agreement of Chengli project by $3,165,887 and increased G&A expense by $3,072,279.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Years Ended December 31, 2022 and 2021

As of December 31, 2022, the Company had cash and equivalents of $138.81 million, other current assets of $0.32 million, current liabilities of $24.38 million, working capital of $114.75 million, a current ratio of 5.71:1 and a liability-to-equity ratio of 0.26:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating Activities	$(351,880)	$(1,612,458)
Investing Activities	-	-
Financing Activities	$-	$42,561,721

Net cash used in operating activities was $351,880 during the year ended December 31, 2022, compared to $1,612,458 for the year ended December 31, 2021. The decrease in net cash outflow for the year ended December 31, 2022 was mainly due to decreased cash outflow on prepaid expense by $1,683,855, decreased cash outflow on taxes payable by $687,983, and increased cash inflow from accrued liabilities and other payables by $2,245,459, which was partly offset by net loss and noncash adjustment to net loss totaling $2,647,241, decreased cash inflow from accounts receivable by $346,876, and decreased cash inflow from interest payable on entrusted loan by $374,865.

On August 2, 2021, the Company entered a Research and Development Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, the Company paid $200,000 in 2021.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform the market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services.

Net cash used in investing activities was $0 and $0, respectively, for the years ended December 31, 2022 and 2021.

Net cash provided by financing activities was $0 for the years ended December 31, 2022 compared to net cash provided by financing activities of $42,561,721 for the year ended December 31, 2021. The cash inflow for the year ended December 31, 2021 was mainly the proceeds from a private placement of $37,561,721 and issuance of notes payable of $5,000,000.

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

Transfers of Cash to and from Our Subsidiaries

The PRC has currency and capital transfer regulations that require us to comply with certain requirements for the movement of capital. The Company is able to transfer cash (USD) to its PRC subsidiaries through: (i) an investment (by increasing the Company’s registered capital in a PRC subsidiary), or (ii) a stockholder loan. The Company’s subsidiaries in the PRC have not transferred any earnings or cash to the Company to date. The Company’s business is primarily conducted through its subsidiaries. The Company is a holding company and its material assets consist solely of the ownership interests held in its PRC subsidiaries. The Company relies on dividends paid by its subsidiaries for its working capital and cash needs, including the funds necessary: (i) to pay dividends or cash distributions to its stockholders, (ii) to service any debt obligations and (iii) to pay operating expenses. As a result of PRC laws and regulations (noted below) that require annual appropriations of 10% of after-tax income to be set aside in a general reserve fund prior to payment of dividends, the Company’s PRC subsidiaries are restricted in that respect, as well as in others respects noted below, in their ability to transfer a portion of their net assets to the Company as a dividend.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	December 31, 2022	December 31, 2021
Unrestricted accumulated deficit	$(59,726,943)	$(55,281,680)
Restricted retained earnings (surplus reserve fund)	15,168,003	15,180,067
Total accumulated deficit	$(44,558,940)	$(40,101,613)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2022 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $261,035, net of unamortized OID of $31,250	$5,958,762	$-	10
Entrusted loan including interest payable of $347,249	$11,403,160	$-	8
Total	$17,361,922	$-

The Company believes it has sufficient cash in bank of $138.81 million as of December 31, 2022, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management

Smart Powerr Corp.

Opinion on the Consolidated Financial Statements

We audited the accompanying consolidated balance sheets of Smart Powerr Corp. (“the Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

●	The Company disclosed litigation as discussed in Note 15 to the financial statements. Litigation resolution and disclosure involves judgment and uncertainty. Therefore, we considered this a CAM. We read the Company’s disclosures, obtained attorney and management’s representation on the litigation matters to conclude on the adequacy of the disclosures and need for accrual, if any. We also audited legal expenses to ensure all litigation is disclosed and accounted for as applicable.

We have served as the Company’s auditor since 2021.

/s/ Kreit & Chiu, CPA LLP

Los Angeles, California

May 8, 2023

PCAOB ID #6651

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS

CURRENT ASSETS
Cash	$138,813,673	$152,011,887
VAT receivable	173,589	189,622
Prepaid expenses	31,923	34,872
Operating lease right-of-use assets, net	62,177	-
Other receivables	49,690	880,612

Total current assets	139,131,052	153,116,993

NON-CURRENT ASSETS
Long term deposit	-	17,192
Operating lease right-of-use assets, net	-	132,549
Fixed assets, net	4,653	5,728

Total non-current assets	4,653	155,469

TOTAL ASSETS	$139,135,705	$153,272,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$71,271	$77,854
Taxes payable	3,681,352	3,075,233
Accrued interest on notes	261,035	333,443
Notes payable, net of unamortized OID of $31,250 and $225,605, respectively	5,697,727	6,741,444
Accrued liabilities and other payables	2,776,414	632,808
Operating lease liability	62,178	67,920
Due to related parties	-	27,357
Payable for purchase of 10% equity interest of Zhonghong	430,750	470,537
Interest payable on entrusted loans	347,249	379,323
Entrusted loan payable	11,055,911	12,077,105

Total current liabilities	24,383,887	23,883,024

NONCURRENT LIABILITIES
Income tax payable	3,958,625	4,566,625
Operating lease liability	-	64,628

Total noncurrent liabilities	3,958,625	4,631,253

Total liabilities	28,342,512	28,514,277

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,391,996 and 7,044,408 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7,392	7,044
Additional paid in capital	163,663,305	161,531,565
Statutory reserve	15,168,003	15,180,067
Accumulated other comprehensive income	(8,318,564)	3,321,189
Accumulated deficit	(59,726,943)	(55,281,680)

Total Company stockholders’ equity	110,793,193	124,758,185

TOTAL LIABILITIES AND EQUITY	$139,135,705	$153,272,462

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2022	2021
Revenue
Contingent rental income	$-	$-

Interest income on sales-type leases	-	-

Total operating income	-	-

Operating expenses
Bad debts reversal	-	(34,688)
Litigation expense	2,281,277	-
General and administrative	1,599,156	842,842

Total operating expenses	3,880,433	808,154

Loss from operations	(3,880,433)	(808,154)

Non-operating income (expenses)
Loss on note conversion	(135,103)	(151,275)
Interest income	431,489	414,468
Interest expense	(686,581)	(3,106,965)
Gain on termination of buy-back agreement of Chengli project	-	3,165,887
Impairment loss on long-term equity investment	-	(11,625,195)
Other expenses, net	(117,047)	(172,096)

Total non-operating expenses, net	(507,242)	(11,475,176)

Loss before income tax	(4,387,675)	(12,283,330)
Income tax expense (benefit)	69,652	(53,140)

Net loss	(4,457,327)	(12,230,190)

Other comprehensive items
Foreign currency translation income (expense)	(11,639,753)	3,047,749

Comprehensive loss	$(16,097,080)	$(9,182,441)

Weighted average shares used for computing basic and diluted loss per share	7,334,971	5,608,631

Basic and diluted net loss per share	$(0.61)	$(2.18)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Paid in	Statutory	Other Comprehensive (Loss) /	Accumulated
	Shares	Amount	Capital	Reserves	Income	Deficit	Total
Balance at December 31, 2020	3,177,050	$3,177	$119,748,999	$15,155,042	$273,440	$(43,026,465)	$92,154,193

Net loss for the year	-	-	-	-	-	(12,230,190)	(12,230,190)

Shares to be issued	-	-	38,253,041	-	-	-	38,253,041

Conversion of long-term notes into common shares	576,108	576	4,000,698	-	-	-	4,001,274

Issuance of common stock for equity financing	3,320,000	3,320	(3,320)	-	-	-	-

Return of shares issued to CEO for equity financing	(60,000)	(60)	(691,260)	-	-	-	(691,320)

Stock Compensation expense	31,250	31	223,407	-	-	-	223,438

Transfer to Statutory Reserves	-	-	-	25,025	-	(25,025)	-

Foreign currency translation gain	-	-	-	-	3,047,749	-	3,047,749

Balance at December 31, 2021	7,044,408	7,044	161,531,565	15,180,067	3,321,189	(55,281,680)	124,758,185

Net loss for the year	-	-	-	-	-	(4,457,327)	(4,457,327)

Conversion of long-term notes into common shares	347,588	348	2,131,740	-	-	-	2,132,088

Transfer to Statutory Reserves	-	-	-	(12,064)	-	12,064	-

Foreign currency translation gain	-	-	-	-	(11,639,753)	-	(11,639,753)

Balance at December 31, 2022	7,391,996	$7,392	$163,663,305	$15,168,003	$(8,318,564)	$(59,726,943)	$110,793,193

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,457,327)	$(12,230,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	194,355	168,750
Depreciation and amortization	612	638
Stock compensation expense	-	223,438
Operating lease expenses	65,185	67,959
Bad debt reversal	-	(34,688)
Loss on note conversion	135,103	151,275
Interest expense	229,015	2,189,811
Impairment loss on long-term equity investment	-	11,625,195
Gain on termination of buy-back agreement of Chengli Project	-	(3,165,887)
Changes in assets and liabilities:
Accounts receivable	-	346,876
Prepaid expenses	857,500	(826,355)
Other receivables	7,822	3,610
VAT receivable	-	(187,394)
Taxes payable	1,086	(686,897)
Payment of lease liability	(65,185)	(67,959)
Interest payable on entrusted loan	-	374,865
Accrued liabilities and other payables	2,679,954	434,495

Net cash used in operating activities	(351,880)	(1,612,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes payable	-	5,000,000
Issuance of common stock	-	37,561,721

Net cash provided by financing activities	-	42,561,721

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(12,846,334)	3,258,612

NET INCREASE (DECREASE) IN CASH	(13,198,214)	44,207,874
CASH, BEGINNING OF YEAR	152,011,887	107,804,013

CASH, END OF YEAR	$138,813,673	$152,011,887

Supplemental cash flow data:
Income tax paid	$68,648	$208,847
Interest paid	$-	$-

Supplemental disclosure of non-cash operating activities
Settlement of entrusted loan resulting from termination of buy-back option for Chengli project	$-	$29,239,619
Adoption of ASC 842-right-of-use asset	$-	$191,790
Adoption of ASC 842-operating lease liability	$-	$191,790

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$1,996,986	$3,850,000

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company’s organizational chart as of December 31, 2022 is as follows:

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

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. In 2022, COVID-19 case fluctuated and increased again in many cities of China including Xi’an Province where the Company is located; as a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19. Since January 2023, China has dropped all COVID restrictions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of the Company’s operating entities is Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

Basis of Consolidation

The CFS include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of December 31, 2022. However, there was no revenue for the Company for the years ended December 31, 2022 and 2021. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the years ended December 31, 2022 and 2021, the Company had a net loss of $4.46 million and $12.23 million, respectively. The Company had an accumulated deficit of $59.73 million as of December 31, 2022. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the years ended December 31, 2022 and 2021, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2022 and 2021.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and 2021, the Company had no accounts receivable.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($71,792) per bank. Any balance over RMB 500,000 ($71,792) per bank in PRC will not be covered. At December 31, 2022, cash held in PRC banks of $138,709,389 was not covered by such insurance. The Company has not experienced any losses in such accounts.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the years ended December 31, 2022 and 2021.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At December 31, 2022 and 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2022 and 2021, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the years ended December 31, 2022 and 2021, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the years ended December 31, 2022 and 2021, of 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of December 31, 2022, other receivables mainly consisted of (i) advances to third parties of $7,179, bearing no interest, payable upon demand, ii) advance to suppliers of $2,583 and (iii) others of $19,579. As of December 31, 2021, other receivables mainly consisted of (i) advances to third parties of $7,842, bearing no interest, payable upon demand, (ii) advance to employees of $7,618, (iii) advance to suppliers of $2,821 and (iv) others of $862,331 including social insurance receivable of $4,831, prepayment of R&D expense of $850,000, and others of $7,500.

On August 2, 2021, the Company entered a Research and Development (“R&D”) Cooperation Agreement with a software development company to design, establish, upgrade and maintenance of Smart Energy Management Cloud Platform for energy storage and remote-site monitoring; upon completion, the Company will provide such platform to its customers at a fee. Total contracted research and development cost is $1,000,000, as of December 31, 2022, the Company paid $200,000 as R&D expense, and was committed to pay remaining $800,000 after trial operation. During the year ended December 31, 2022, the Company expensed $200,000 R&D expense.

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense; the Company will pay $200,000 upon issuance of the research report, and pay the remaining of $300,000 upon completion all the services. During the year ended December 31, 2022, the Company expensed $650,000 R&D expense. As of December 31, 2022, due to the impact of the epidemic, it is difficult to conduct field research and collect effective information, the market research work is making slow progress and can only be proceed after PRC overall epidemic improves.

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

5. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Education and union fund and social insurance payable	$270,116	$272,352
Consulting and legal expenses	-	31,924
Accrued payroll and welfare	251,021	287,026
Accrued litigation	2,203,149	-
Other	52,128	41,506
Total	$2,776,414	$632,808

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 15).

6. TAXES PAYABLE

Taxes payable consisted of the following as of December 31, 2022 and December 31, 2021:

	2022	2021
Income tax	$7,639,832	$7,641,787
Other	145	71
Total	7,639,977	7,641,858
Current	3,681,352	3,075,233
Noncurrent	$3,958,625	$4,566,625

As of December 31, 2022, income tax payable included $7.61 million ($3.65 million included in current tax payable and $3.96 million noncurrent) from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017. An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of December 31, 2022 and 2021, deferred tax assets consisted of the following:

	2022	2021
Accrued expenses	$57,611	$61,301
Write-off Erdos TCH net investment in sales-type leases *	4,579,725	6,299,343
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,692,186	2,940,854
US NOL	730,855	463,508
PRC NOL	9,118,123	10,189,545
Total deferred tax assets	17,178,500	19,954,551
Less: valuation allowance for deferred tax assets	(17,178,500)	(19,954,551)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($12.13 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $12.13 million and accrued interest of $0.38 million within 10 days from the judgment date. The Company has not paid it yet as of this report date, but will pay it in full by the end of 2023.

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyuan does not have the ability to pay back (see Note 15 – Litigation).

9. RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, the Company had $0 and $27,357, respectively, in advances from the Company’s management, which bears no interest, is unsecured, and payable upon demand.

On February 23, 2021, the Company entered into certain securities purchase agreements with several non-U.S. investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers, up to 3,320,000 shares of common stock of the Company, at $11.522 per share. One of the purchasers is the Company’s CEO (who is also the Company’s Chairman), who purchased 1,000,000 common shares of the Company. In April 2021, the Company’s CEO amended the number of shares that he would purchase from 1,000,000 to 940,000. In April 2021 the Company returned to the Company’s CEO the $691,320 in extra proceeds that had been received earlier.

10. NOTE PAYABLE, NET

Promissory Notes in December 2020

On December 4, 2020, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued the Purchaser a Promissory Note of $3,150,000. The Purchaser purchased the Note with an original issue discount (“OID”) of $150,000, which was recognized as debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable December 3, 2022. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $500,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. During the year ended December 31, 2022, the Company amortized OID of $69,355 and recorded $835 interest expense on this Note.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note is due and payable on April 1, 2023. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the year ended December 31, 2022, the Company amortized OID of $125,000 and recorded $456,655 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $1,650,000 for the delivery of 289,330 shares of the Company’s common stock.  The Company recorded $108,910 loss on conversion of these notes in 2022. As of December 31, 2022, the outstanding principal balance of this note was $5,697,727 (net of unamortized OID of $31,250) with accrued interest of $261,035. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

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

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the years ended December 31, 2022 and 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	30,411	$14.0	3.21
Exercisable at January 1, 2021	30,411	$14.0	3.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2021	30,411	$14.0	2.21
Exercisable at December 31, 2021	30,411	$14.0	2.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2022	30,411	$14.0	1.21
Exercisable at December 31, 2022	30,411	$14.0	1.21

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

The following table summarizes option activity with respect to employees and independent directors for the years ended December 31, 2022 and 2021:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2021	500	$16.1	6.32
Exercisable at January 1, 2021	500	$16.1	6.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2021	500	$16.1	5.32
Exercisable at December 31, 2021	500	$16.1	5.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2022	500	$16.1	4.32
Exercisable at December 31, 2022	500	$16.1	4.32

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

The US parent company, SPC is taxed in the US and, as of December 31, 2022, had net operating loss (“NOL”) carry forwards for income taxes of $2.57 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of December 31, 2022, the Company’s PRC subsidiaries had $36.47 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

	2022	2021
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	(1.9)%	(2.8)%
Prior year income tax adjustment in current year		(0.9)%
Permanent differences	2.7%	4.5%
Change in valuation allowance	21.8%	19.8%
Tax expense (benefit) per financial statements	1.6%	(0.4)%

The provision for income tax expense (benefit) for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense (benefit) – current	$69,652	$(53,140)
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$69,652	$(53,140)

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of December 31, 2022 and December 31, 2021:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at December 31, 2022	Statutory reserve at December 31, 2021
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,781,005 ($11,249,275)	¥73,862,151 ($11,261,339)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

Litigation

In November 2019, Beijing Hongyuan Recycling Energy Investment Center, or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi ‘an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi ‘an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264., awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations. On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, Beijing Intermediate People’s Court has entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.20 million litigation expense as of December 31, 2022.

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,229 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total.

16. COMMITMENTS

Lease Commitment

On November 20, 2017, Xi’an TCH entered into a lease for its office from December 1, 2017 through November 30, 2020. The monthly rent was RMB 36,536 ($5,600) with quarterly payment in advance. This lease expired in November 2020. The Company entered a new lease for the same location from January 1, 2021 through December 31, 2023 with monthly rent of RMB 36,536 ($5,600), to be paid every half year in advance.

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Years Ended
December 31, 2022
Operating lease cost – amortization of ROU	$61,262
Operating lease cost – interest expense on lease liability	$3,923
Weighted Average Remaining Lease Term - Operating leases	1.00years
Weighted Average Discount Rate - Operating leases	5%

Years Ended
December 31, 2021
Operating lease cost– amortization of ROU	$60,799
Operating lease cost – interest expense on lease liability	$7,160

The following is a schedule, by years, of maturities of the office lease liabilities as of December 31, 2022:

For the year ended December 31, 2023,	$62,952
Total undiscounted cash flows	62,952
Less: imputed interest	(774)
Present value of lease liabilities	$62,178

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

On October 30, 2022, the Company entered an agreement with an investment banker (which will serve as the exclusive placement agent or exclusive lead underwriter of the Company) with the intension to raise approximately $10,000,000 from either a public offering or a private placement. Under the agreement, upon the closing of the financing, the Company will pay Univest Securities, LLC (the “Underwriter” or “Univest”) a discount equal to 8% of the gross proceeds raised in the offering, a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the offering, as well as underwriter warrants to purchase that number of shares of common stock and accompanying Warrants equal to 5% of the shares of common stock and Warrants sold in the offering, including upon exercise by the Underwriter of its over-allotment option (“Underwriter Warrants”). The Underwriter Warrants shall be exercisable at any time, and from time to time, in whole or in part, during the period commencing 180 days from the date of commencement of sales of the offering, which period shall not extend further than five years from the date of commencement of sales of the offering in compliance with FINRA Rule 5110(g)(8)(A). After an initial period of six months from the agreement entering date, this engagement may be terminated at any time by either party upon 10 days written notice to the other party, effective upon receipt of written notice to that effect by the other party. The Company filed an S-1 with the SEC on July 28, 2021.

17. SUBSEQUENT EVENTS

On January 06, 2023, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Notes of $150,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 63,025 shares of the Company’s Common Stock.

On January 18, 2023, Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $150,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 70,754 shares of the Company’s Common Stock.

On February 13, 2022, the Company entered into an Exchange Agreement with the lender. Pursuant to the Agreement, the Company and Lender partitioned a new Promissory Note of $200,000 from the original Promissory Note entered on April 2, 2021. The Company and Lender exchanged this Partitioned Note for the delivery of 107,758 shares of the Company’s Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2022, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company also conducted an evaluation of the Company’s ICFR to determine whether any changes occurred during the Company’s fiscal year ended as of December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s ICFR. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s ICFR(as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our executive officers and director nominees as of the date of this report:

Name	Age	Position
Guohua Ku	61	Chief Executive Officer, Director and Chairman of the Board
Yongjiang (Jackie) Shi	48	Chief Financial Officer and Vice President
Binfeng (Adeline) Gu	45	Secretary
Yan Zhan	49	Director
Xiaoping Guo(1)	70	Independent Director
Zhongli Liu(1)	63	Independent Director
LuLu Sun(1)	45	Independent Director

(1)	Member of Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Mr. Yongjiang (Jackie) Shi was appointed as our Chief Financial Officer (“CFO”) and a Vice President, effective December 20, 2019. Mr. Shi has served as the financial consultant to the Board since September 28, 2016, and was the CFO of the Company from May 16, 2015 to September 27, 2016. Mr. Shi was the Assistant CFO & Vice President in charge of finance for the Company from January 2015 to May 2015. Mr. Shi joined Xi’an TCH Energy Technology Company, Ltd., a wholly owned subsidiary of the Company in 2014 as a VP of Finance and he previously worked as the Director of Investor Relations for Xilan Natural Gas Group from 2005 to 2014. Mr. Shi studied professional accounting at the University of New South Wales, Australia from 2001 to 2003, and was awarded his master’s degree of finance in 2003. He studied public administration at Northwest University of China from 1994 to 1998, and obtained his bachelor’s degree in law in 1998.

Ms. Adeline Gu was appointed as the Company’s CFO and Secretary on September 28, 2016. Ms. Gu resigned as our CFO as of December 13, 2019. Ms. Gu has been serving as the director of the office of Board of Directors of the Company from August 2012 to September 27, 2016. She was the Investor Relations Director from December 2007 to August 13, 2012, and Investor Relations Director Assistant from March 2006 to December 2007 of China Natural Gas, Inc. From October 2005 to March 2006, Ms. Gu was the Interpreter of Xi’an Equity Exchange & Shaanxi Watson Biology Gene Technology Co., Ltd. Ms. Gu studied at Northwest University of China from September 1995 to June, 1999 and received her bachelor degree, majoring in English. Ms. Gu has held a Chinese Accounting Certificate since 2000.

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

Ms. LuLu Sun was appointed a director on August 5, 2015. Ms. Sun serves as Marketing Director for Net Engine Power Tech. Ltd. Co. in China from June 2013 to present, and she was the New Media Business Development Director for Rayli Magazine in China from June 2009 to May 2013. From July 2002 to May 2009, Ms. Sun was the Business Development Project Manager for Sina Mobile in China. Ms. Sun’s extensive experience in marketing and business development in China qualifies her to serve on our Board and led the Board to conclude that she should be nominated as a director.

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

The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. While the Board satisfies the minimum objectives of Nasdaq Rule 5605(f)(2) by having at least one director who identifies as female and at least one director who identifies as a member of an Underrepresented Minority (as defined by Nasdaq Rules), the Nominating and Corporate Governance Committee will continue to consider the diversity of our Board in its selection of director nominees. The following table provides certain information regarding the diversity of our Board of Directors as of the date of this annual report.

Board Diversity Matrix (As of the date of this annual report)

Total Number of Directors	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4

Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian	1	4
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Director Independence

Xiaoping Guo, LuLu Sun and Zhongli Liu are our only non-employee directors, and our Board determined that each of them is independent pursuant to the listing rules of Nasdaq. All of the members of each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent as defined in Nasdaq Rule 5605(a)(2). As required under applicable Nasdaq listing standards, in the 2022 fiscal year, our independent directors met once in regularly scheduled executive sessions at which only our independent directors were present.

Board Meetings and Committee Meeting; Annual Meeting Attendance

During the year ended December 31, 2022, the Board held two meetings and acted through unanimous consent on eight different occasions.  In addition, the Audit Committee held four meetings; the Corporate Governance and Nominating Committee held one meeting; and the Compensation Committee held one meeting. During the year ended December 31, 2022, each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he or she served. We encourage our Board members to attend our Annual Meetings, but we do not have a formal policy requiring attendance.

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

The Board determined Mr. Liu qualifies as an “audit committee financial expert,” as defined by Nasdaq Rule 5605(a)(2) and Item 407 of Regulation S-K. In reaching this determination, the Board made a qualitative assessment of Mr. Liu’s level of knowledge and experience based on a number of objective and subjective factors, including formal education, financial and accounting acumen, and business experience. The Audit Committee is responsible for assisting the Board in fulfilling its oversight responsibilities with respect to: (i) the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance that have been established by management and the Board; (iv) the qualifications and independence of our independent registered public accounting firm; (v) the performance of our internal audit function and the independent registered public accounting firm; and (vi) our auditing, accounting and financial reporting processes generally. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. In connection with its responsibilities, the Board has delegated to the Audit Committee the authority to select and hire our independent registered public accounting firm and determine their fees and retention terms. The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services, and other permitted non-audit services. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by our independent registered public accounting firm. All services rendered by Kreit & Chiu CPA LLP to the Company are permissible under applicable laws and regulations. During fiscal year 2022, all services requiring pre-approval and performed by the Company’s accounting firm, Kreit & Chiu CPA LLP, were approved in advance by the Audit Committee in accordance with the pre-approval policy. The Audit Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Xiaoping Guo, Zhongli Liu and LuLu Sun. Mr. Guo is the chairman of our Compensation Committee. The Compensation Committee’s purpose is (i) to oversee the Company’s efforts to attract, retain and motivate members of the Company’s senior management team, (ii) to carry out the Board’s overall responsibility relating to the determination of compensation for all executive officers, (iii) to oversee all other aspects of the Company’s compensation policies, and to oversee the Company’s management resources, succession planning and management development activities. The Compensation Committee has the authority to engage independent advisors to assist it in carrying out its duties. During fiscal year 2022, the Compensation Committee did not engage the services of any independent advisors, experts or other third parties. We believe that the functioning of our Compensation Committee complies with any applicable requirements of Nasdaq and SEC rules and regulations. The Compensation Committee operates under a written charter, which is available on our website at www.creg-cn.com under the links “Investor Relations – Corporate Governance.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2022 and 2021, by those individuals who served as our CEO, or CFO during any part of fiscal year 2022 and our other most highly compensated executive officer. The individuals listed in the table below are referred to as the “named executive officers.”

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position Year		($)	($)	($)	($)(4)	($)	($)	($)	($)
Guohua Ku	2022	32,239	--	--	--	--	--	--	32,239
Chief Executive Officer and Chairman of the Board	2021	32,239	--	--		--	--	--	32,239
Yongjiang (Jackie) Shi	2022	32,239	--	--	--	--	--	--	32,239
Chief Financial Officer	2021	32,239	--	--	--	--	--	--	32,239
Binfeng (Adeline) Gu	2022	25,075							25,075
Secretary	2021	25,075							25,075

Narrative to Summary Compensation Table

During the 2022 fiscal year, we used base salary as the exclusive executive compensation to our executive officers. We use base salary to fairly and competitively compensate our executives, including the named executive officers, for the jobs we ask them to perform. We view base salary as the most stable component of our executive compensation program, as this amount is not at risk. We believe that the base salaries of our executives should be targeted at or above the median of base salaries for executives in similar positions with similar responsibilities at comparable companies, consistent with our compensation philosophy. Because of our emphasis on performance-based compensation for executives, base salary adjustments are generally made only when we believe there is a significant deviation from the market or an increase in responsibility. Our Compensation Committee reviews the base salary levels of our executives each year to determine whether an adjustment is warranted or necessary.

Employment Contracts

Mr. Guohua Ku entered into an employment agreement with the Company to serve as its CEO on December 10, 2008. The agreement had a two-year term, starting December 10, 2008, that included a one-month probationary period. In accordance with the terms and conditions of Mr. Ku’s employment agreement, on December 10, 2010, 2014, December 10, 2016, December 10, 2018 and December 10, 2020, more recently, on December 10, 2022, the Company and Mr. Ku agreed to renew Mr. Ku’s employment agreement for an additional two-year term. Mr. Ku receives a salary of RMB 216,000 ($33,078) annually for his service as CEO. The Company may terminate the employment agreement at any time without any prior notice to the employee if Mr. Ku engages in certain conduct, including, but not limited to (i) the violation of the rules and procedures of the Company or breaches the terms of the employment agreement; (ii) neglecting his duties or engages in malpractice for personal gain that damages the Company; (iii) entering into an employment relationship with any other employer during his employment with the Company; or (iv) the commission of a crime. The Company also may terminate the employment agreement upon 30 days written notice to Mr. Ku under certain other conditions, including but not limited to (i) inability to continue position due to non-work-related sickness or injury; (ii) incompetence; and (iii) the need for mass layoffs or other restructuring. Mr. Ku has the right to resign at any time upon a 30-day written notice to the Company.

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

2015 Plan

In June of 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “2015 Equity Plan”) at its annual meeting. The total aggregate shares of common stock authorized for issuance during the term of the 2015 Equity Plan is 124,626 shares of the Company’s authorized shares of Common Stock, as adjusted for the Reverse Stock Split, effected on April 13, 2020. The 2015 Equity Plan will terminate on the earliest to occur of (i) the 10th anniversary of the Equity Plan’s effective date, or (ii) the date on which all shares available for issuance under the Equity Plan shall have been issued as fully-vested shares. We have not granted any options to purchase shares of our common stock under the 2015 Equity Plan during the 2022 fiscal year.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded during the 2022 fiscal year to each of our non-executive directors:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
LuLu Sun	$7,813						$7,813
Xiaoping Guo	$7,813						$7,813
Zhongli Liu	$7,813						$7,813

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required to serve as a director and manage the affairs of the Company. Each non-employee director receives an annual Board fee of RMB 50,000. Non–employee directors do not receive additional fees for attendance at Board or Board committee meetings or for serving on Board Committees. There were no stock options granted and exercised by non-employee directors during the 2022 fiscal year. There were no option awards outstanding as of December 31, 2022, for any of the non-employee directors.

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

Common Stock Beneficially Owned	Number of Shares		Percent of Class
Directors and Named Executive Officers
Guohua Ku	1,154,477		15.12%
Yongjiang (Jackie) Shi	0	(1)	*
Adeline Gu	500	(2)	*
Yan Zhan	0		*
Xiaoping Guo	0		*
Zhongli Liu	0		*
LuLu Sun	0		*
All executive officers and directors as a group (7 persons)	1,154,477		15.12%
Other 5% Stockholders
Eastern Good Investments, Ltd.	440,000		5.76%
Keen Merit Investments, Ltd.	440,000		5.76%
Lead Crest Investments, Ltd.	440,000		5.76%

*	Less than one percent (1%) of outstanding shares.

1.	Excludes at least 5,000 shares issuable to Mr. Shi annually pursuant to the term of his employment agreement with the Company.

2.	Represents 500 shares of common stock subject to currently exercisable stock options on September 28, 2016. Ms. Gu has not received further shares subject to exercisable stock options since September 28, 2016.

EQUITY COMPENSATION PLAN INFORMATION

During the fiscal year ended December 31, 2022, we have not issued any shares of common stock under the 2015 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2022 and 2021, the Company had $[*] and $27,357, respectively, in advances from the Company’s management, which bear no interest, are unsecured, and are payable upon demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Kreit & Chiu is the independent registered certified public accounting firm to audit the books and accounts of our Company and subsidiaries for the fiscal year ended December 31, 2022 and 2021. The following table presents the aggregate fees billed for professional services rendered to us for the fiscal years ended December 31, 2022 and 2021 by Kreit & Chiu, respectively.

The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Kreit & Chiu CPA LLP

Fiscal Year 2022
Audit Fees	$237,312
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$237,312

Fiscal Year 2021
Audit Fees	$193,857
Audit-Related Fees
Tax Fees
All Other Fees
Total	$193,857

Audit Fees for the fiscal years ended December 31, 2022 and 2021 were for professional services rendered for the audit of our annual financial statements and of our internal control over financial reporting and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

The Audit Committee of the Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Kreit & Chiu CPA LLP.

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

4.2

Description of Securities of China Recycling Energy Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended(filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2022).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021(filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2022).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019)†

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019)

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on April 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39

Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53*	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

10.54*	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

10.55*	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

10.56*	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

19.1*	Insider Trading Policy, dated November 25, 2009.

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Powerr Corp.

Date: May 8, 2023	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Guohua Ku	Chairman of the Board of Directors and Chief Executive Officer	May 8, 2023
Guohua Ku

/s/ Xiaoping Guo	Director	May 8, 2023
Xiaoping Guo

/s/ Yan Zhan	Director	May 8, 2023
Yan Zhan

/s/ LuLu Sun	Director	May 8, 2023
LuLu Sun

/s/ Zhongli Liu	Director	May 8, 2023
Zhongli Liu