Form 10-Q
period 2023-06-30
Smart Powerr Corp.
filed 2023-08-11
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 11, 2023, there were 7,788,006 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2023	DECEMBER 31, 2022
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$456,155	$138,813,673
VAT receivable	167,314	173,589
Advance to supplier	66,111,614	31,923
Operating lease right-of-use assets, net	30,334	62,177
Short term loan receivables	67,120,596	-
Other receivables	53,872	49,690

Total current assets	133,939,885	139,131,052

NON-CURRENT ASSET
Fixed assets, net	4,484	4,653

Total non-current assets	4,484	4,653

TOTAL ASSETS	$133,944,369	$139,135,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$68,695	$71,271
Taxes payable	3,724,312	3,681,352
Accrued interest on notes	59,188	261,035
Notes payable, net of unamortized OID of $0 and $31,250, respectively	5,400,906	5,697,727
Accrued liabilities and other payables	2,587,975	2,776,414
Operating lease liability	30,334	62,178
Payable for purchase of 10% equity interest of Zhonghong	415,179	430,750
Interest payable on entrusted loans	334,697	347,249
Entrusted loan payable	10,656,260	11,055,911

Total current liabilities	23,277,546	24,383,887

NONCURRENT LIABILITY
Income tax payable	3,958,625	3,958,625

Total noncurrent liability	3,958,625	3,958,625

Total liabilities	27,236,171	28,342,512

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,788,006 and 7,391,996 shares issued and outstanding	7,788	7,392
Additional paid in capital	164,407,308	163,663,305
Statutory reserve	15,185,889	15,168,003
Accumulated other comprehensive loss	(12,810,612)	(8,318,564)
Accumulated deficit	(60,082,175)	(59,726,943)

Total Company stockholders’ equity	106,708,198	110,793,193
TOTAL LIABILITIES AND EQUITY	$133,944,369	$139,135,705

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
General and administrative	459,235	383,506	374,407	187,726

Total operating expenses	459,235	383,506	374,407	187,726

Loss from operations	(459,235)	(383,506)	(374,407)	(187,726)

Non-operating income (expenses)
Gain (loss) on note conversion	5,602	(121,121)	(4,880)	-
Interest income	170,441	223,915	82,246	109,585
Interest expense	(220,280)	(230,318)	(109,176)	(109,742)
Other income (expenses), net	228,618	(131,682)	216,333	(31,077)

Total non-operating income (expenses), net	184,381	(259,206)	184,523	(31,234)

Loss before income tax	(274,854)	(642,712)	(189,884)	(218,960)
Income tax expense	62,492	23,557	57,958	5,850

Net loss	(337,346)	(666,269)	(247,842)	(224,810)

Other comprehensive items
Foreign currency translation loss	(4,492,048)	(6,930,315)	(6,173,768)	(7,530,496)

Comprehensive loss	$(4,829,394)	$(7,596,584)	$(6,421,610)	$(7,755,306)

Weighted average shares used for computing basic and diluted loss per share	7,643,072	7,301,194	7,803,991	7,277,194

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total

Balance at December 31, 2022	7,391,996	$7,392	$163,663,305	$15,168,003	$(8,318,564)	$(59,726,943)	$110,793,193

Net loss for the period	-	-	-	-	-	(89,504)	(89,504)

Conversion of long-term notes into common shares	241,537	242	489,276	-	-	-	489,518

Transfer to statutory reserves	-	-	-	2,590	-	(2,590)	-

Foreign currency translation gain	-	-	-	-	1,681,720	-	1,681,720

Balance at March 31, 2023	7,633,533	7,634	164,152,581	15,170,593	(6,636,844)	(59,819,037)	112,874,927

Net loss for the period	-	-	-	-	-	(247,842)	(247,842)

Conversion of long-term notes into common shares	154,473	154	254,727	-	-	-	254,881

Transfer to statutory reserves	-	-	-	15,296	-	(15,296)	-

Foreign currency translation loss	-	-	-	-	(6,173,768)	-	(6,173,768)

Balance at June 30, 2023	7,788,006	$7,788	$164,407,308	$15,185,889	$(12,810,612)	$(60,082,175)	$106,708,198

	Common Stock		Paid in	Statutory	Other Comprehensive (Loss)	Accumulated
	Shares	Amount	Capital	Reserves	/ Income	Deficit	Total

Balance at December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189.0	$(55,281,680)	$124,758,185

Net loss for the period	-	-	-	-	-	(441,459)	(441,459)

Conversion of long-term notes into common shares	313,644	314	2,017,793	-	-	-	2,018,107

Transfer to statutory reserves	-	-	-	(22,277)	-	22,277	-

Foreign currency translation gain	-	-	-	-	600,181	-	600,181

Balance at March 31, 2022	7,358,052	7,358	163,549,358	15,157,790	3,921,370	(55,700,862)	126,935,014

Net loss for the period	-	-	-	-	-	(224,810)	(224,810)

Transfer to statutory reserves	-	-	-	4,443	-	(4,443)	-

Foreign currency translation loss	-	-	-	-	(7,530,496)	-	(7,530,496)

Balance at June 30, 2022	7,358,052	$7,358	$163,549,358	$15,162,233	$(3,609,126)	$(55,930,115)	$119,179,708

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,346)	$(666,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	31,250	131,855
Operating lease expenses	31,637	33,812
Loss (gain) on note conversion	(5,602)	121,121
Changes in assets and liabilities:
Advance to supplier	(68,898,980)	-
Other receivables	(4,290)	1,689
Taxes payable	46,034	(27,748)
Payment of lease liability	(31,637)	(33,812)
Accrued liabilities and other payables	126,642	271,753

Net cash used in operating activities	(69,042,292)	(167,599)

CASH FLOWS FROM INVESTING ACTIVITY:
Short term loan receivable	(69,994,412)	-

Net cash used in investing activity	(69,994,412)	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH	679,186	(7,598,080)

NET DECREASE IN CASH	(138,357,518)	(7,765,679)
CASH, BEGINNING OF PERIOD	138,813,673	152,011,887

CASH, END OF PERIOD	$456,155	$144,246,208

Supplemental cash flow data:
Income tax paid	$37,279	$51,356
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$750,000	$1,896,986

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

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

The Company’s organizational chart as of June 30, 2023 is as follows:

Smart Powerr Corp.
100%
Sifang Holdings Co., Ltd.
100%
Shanghai Yinghua Financial Leasing Co., Ltd.
100%
Shaanxi Huahong New Energy Technology Co., Ltd.
100%
Shanghai TCH Energy Technology Co., Ltd.
100%
Xi'an TCH Energy Technology Co., Ltd.
100%
Erdos TCH Energy Saving Development Co., Ltd.
100%
Zhongxun Energy Investment (Beijing) Co., Ltd
16.3%
Beijing Hongyuan Recycling Energy Investment Center (Limited Partner)
90%
10%
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

On December 29, 2018, Xi’an Zhonghong, Xi’an TCH, HYREF, Guohua Ku, and Mr. Chonggong Bai entered into a CDQ WHPG Station Fixed Assets Transfer Agreement, pursuant to which Xi’an Zhonghong transferred Chengli CDQ WHPG station (‘the Station”) as the repayment for the loan of RMB 188,639,400 ($27.54 million) to HYREF. Xi’an Zhonghong, Xi’an TCH, Guohua Ku and Chonggong Bai also agreed to a Buy Back Agreement for the Station when certain conditions are met (see Note 10). The transfer of the Station was completed January 22, 2019, when the Company recorded a $624,133 loss from this transfer. However, because the loan was not deemed repaid due to the buyback provision (See Note 10 for detail), the Company kept the loan and the Chengli project in its consolidated financial statements (“CFS”) until April 9, 2021. The Buy Back Agreement was terminated April 9, 2021, HYREF did not execute the buy-back option and did not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

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

Other Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. In 2022, COVID-19 cases fluctuated and increased in many cities of China including Xi’an Province where the Company is located; as a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19. In January 2023, China dropped all COVID restrictions, and the Company actively resumed its business transformation task to transform and expand into an energy storage integrated solution provider sector.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the six and three months ended June 30, 2023 and 2022 was prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the Securities Exchange Commission (“SEC”) on May 8, 2023.

Principle of Consolidation

The Consolidated Financial Statements (“CFS”) include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of June 30, 2023. However, there was no revenue for the Company for the six and three months ended June 30, 2023 or 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the six months ended June 30, 2023 and 2022, the Company had a net loss of $337,346 and $666,269, respectively. For the three months ended June 30, 2023 and 2022, the Company had a net loss of $247,842 and $224,810, respectively. The Company had an accumulated deficit of $60.08 million as of June 30, 2023. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

Use of Estimates

In preparing these CFS in accordance with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the period reported. Actual results may differ from these estimates. On an on-going basis, management evaluates its estimates, including those allowances for bad debt, impairment loss on fixed assets and construction in progress, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources.

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the six and three months ended June 30, 2023 and 2022, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2023 or December 31, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and December 31, 2022, the Company had no accounts receivable.

Advance to suppliers

Advance to suppliers consist of balances paid to suppliers for materials that have not been received. The Company reviews its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance.

Short term loan receivables

The Company provided loans to certain third parties for the purpose of making use of its cash.

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2023 and 2022, the Company did not accrue allowance against short term loan receivables.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the six and three months ended June 30, 2023 and 2022.

Account and other payables

Accounts and other payables represent liabilities for goods and services provided to the Company prior to the end of the financial year which are unpaid. They are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). Otherwise, they are presented as non-current liabilities.

Accounts and other payables are initially recognized as fair value, and subsequently carried at amortized cost using the effective interest method.

Borrowings

Borrowings are presented as current liabilities unless the Company has an unconditional right to defer settlement for at least 12 months after the financial year end date, in which case they are presented as non-current liabilities.

Borrowings are initially recognized at fair value (net of transaction costs) and subsequently carried at amortized cost. Any difference between the proceeds (net of transaction costs) and the redemption value is recognized in profit or loss over the period of the borrowings using an effective interest method.

Borrowing costs are recognized in profit or loss using the effective interest method.

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At June 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the six months ended June 30, 2023 and 2022, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the three months ended June 30, 2023 and 2022, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the six months ended June 30, 2023 and 2022, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the three months ended June 30, 2023 and 2022, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of June 30, 2023, other receivables mainly consisted of (i) advance to third parties of $6,920, bearing no interest, payable upon demand, and ii) others of $46,952.

As of December 31, 2022, other receivables mainly consisted of (i) advance to third parties of $7,179, bearing no interest, payable upon demand, ii) advance to suppliers of $2,583 and (iii) others of $19,579.

4. SHORT-TERM LOAN RECEIVABLE

As of March 31, 2023, the Company had $140,576,568 (RMB 966.0 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $43,657 (RMB 300,000) per day for total of $218,287 (RMB 1.5 million). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $140.6 million in full plus capital utilization fee on April 3, 2023.

As of June 30, 2023, the Company had $67,120,596 (RMB 485.0 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $13,839 (RMB 100,000) per day for total of $69,196 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $67.2 million in full plus capital utilization fee on July 3, 2023.

5. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of June 30, 2023, the Company made a prepayment to Bangyu of $65.9 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

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

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the quarter ended June 30, 2023, and will pay the remaining of $300,000 upon completion all the services.

6. ASSET SUBJECT TO BUYBACK

The Chengli project finished construction, and was transferred to the Company’s fixed assets at a cost of $35.24 million (without impairment loss) and was ready to be put into operation as of December 31, 2018. On January 22, 2019, Xi’an Zhonghong completed the transfer of Chengli CDQ WHPG project as partial repayment for the loan and accrued interest of RMB 188,639,400 ($27.54 million) to HYREF (see Note 10).

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

7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Education and union fund and social insurance payable	$244,255	$270,116
Accrued payroll and welfare	232,193	251,021
Accrued litigation	2,082,022	2,203,149
Other	29,505	52,128
Total	$2,587,975	$2,776,414

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 16).

8. TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2023 and December 31, 2022:

	2023	2022
Income tax	$7,682,757	$7,639,832
Other	180	145
Total	7,682,937	7,639,977
Current	3,724,312	3,681,352
Noncurrent	$3,958,625	$3,958,625

As of June 30, 2023, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($3.65 million included in current tax payable and $3.96 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until year 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

9. DEFERRED TAX, NET

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

As of June 30, 2023 and December 31, 2022, deferred tax assets consisted of the following:

	2023	2022
Accrued expenses	$52,614	$57,611
Write-off Erdos TCH net investment in sales-type leases *	4,271,168	4,579,725
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,594,868	2,692,186
US NOL	889,941	730,855
PRC NOL	9,257,662	9,118,123
Total deferred tax assets	17,066,253	17,178,500
Less: valuation allowance for deferred tax assets	(17,066,253)	(17,178,500)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

10. LOAN PAYABLE

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($12.13 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $12.13 million and accrued interest of $0.38 million within 10 days from the judgment date. The Company has not paid it yet as of this report date.

Xi’an TCH had investment RMB 75.00 million ($11.63 million) into the HYREF fund as a secondary limited partner, and the Company recorded an impairment loss of $11.63 million for such investment during the year ended December 31, 2021 due to uncertainty of the collection of the investment. This was impaired as Hongyuan does not have the ability to pay back (see Note 16 – Litigation).

11. NOTE PAYABLE, NET

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the six months ended June 30, 2023, the Company amortized OID of $31,250 and recorded $220,082 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $750,000 for the delivery of 396,010 shares of the Company’s common stock. During the three months ended June 30, 2023, the Company recorded $109,018 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $250,000 for the delivery of 154,473 shares of the Company’s common stock. The Company recorded $5,602 gain on conversion of these notes in 2022. As of June 30, 2023, the outstanding principal balance of this note was $5,400,906 with accrued interest of $59,188. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

12. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the six months ended June 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	30,411	$14.0	1.21
Exercisable at January 1, 2023	30,411	$14.0	1.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2023	30,411	$14.0	0.71
Exercisable at June 30, 2023	30,411	$14.0	0.71

13. STOCK-BASED COMPENSATION PLAN

Options to Employees and Directors

On June 19, 2015, the stockholders of the Company approved the China Recycling Energy Corporation Omnibus Equity Plan (the “Plan”) at its annual meeting. The total shares of Common Stock authorized for issuance during the term of the Plan is 124,626. The Plan was effective immediately upon its adoption by the Board of Directors on April 24, 2015, subject to stockholder approval, and will terminate on the earliest to occur of (i) the 10th anniversary of the Plan’s effective date, or (ii) the date on which all shares available for issuance under the Plan shall have been issued as fully-vested shares. The stockholders approved the Plan at their annual meeting on June 19, 2015.

The following table summarizes option activity with respect to employees and independent directors for the six months ended June 30, 2023:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	500	$16.1	4.32
Exercisable at January 1, 2023	500	$16.1	4.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding atJune 30, 2023	500	$16.1	3.82
Exercisable at June 30, 2023	500	$16.1	3.82

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

The US parent company, SPC is taxed in the US and, as of June 30, 2023, had net operating loss (“NOL”) carry forwards for income taxes of $4.20 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of June 30, 2023, the Company’s PRC subsidiaries had $37.03 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2023 and 2022:

	2023	2022
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	4.1%	0.6%
Permanent differences	2.0%	8.3%
Change in valuation allowance	37.6%	15.8%
Tax expense (benefit) per financial statements	22.7%	3.7%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30, 2023 and 2022, respectively:

	2023	2022
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	4.4%	0.8%
Permanent differences	0.5%	3.0%
Change in valuation allowance	46.6%	19.9%
Tax expense (benefit) per financial statements	30.5%	2.7%

The provision for income tax expense (benefit) for the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense (benefit) – current	$62,492	$23,557
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$62,492	$23,557

The provision for income tax expense (benefit) for the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense (benefit) – current	$57,958	$5,850
Income tax expense – deferred	-	-
Total income tax expense (benefit)	$57,958	$5,850

15. STATUTORY RESERVES

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of June 30, 2023 and December 31, 2022:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at June 30, 2023	Statutory reserve at December 31, 2022
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,904,935 ($11,267,161)	¥73,781,005 ($11,249,275)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

16. CONTINGENCIES

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

Litigation

1）In November 2019, Beijing Hongyuan Recycling Energy Investment Center (“BIPC”), or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi’an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi’an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264, awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations as disclosed in Note 10 that, on April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.08 million litigation expense as of June 30, 2023.

2）On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,229 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of this report date.

17. COMMITMENTS

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Six Months Ended
June 30, 2023
Operating lease cost – amortization of ROU	$30,863
Operating lease cost – interest expense on lease liability	$774
Weighted Average Remaining Lease Term - Operating leases	0. 5 years
Weighted Average Discount Rate - Operating leases	5%

Six Months Ended
June 30, 2022
Operating lease cost– amortization of ROU	$31,399
Operating lease cost – interest expense on lease liability	$2,413

Three Months Ended June 30, 2022
Operating lease cost – amortization of ROU	$15,245
Operating lease cost – interest expense on lease liability	$385

Three Months Ended June 30, 2022
Operating lease cost – amortization of ROU	$15,359
Operating lease cost – interest expense on lease liability	$1,193

The following is a schedule, by years, of maturities of the office lease liabilities as of June 30, 2023:

For the year ended June 30, 2024,	$30,338
Total undiscounted cash flows	30,338
Less: imputed interest	(4)
Present value of lease liabilities	$30,334

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

18. SUBSEQUENT EVENTS

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

The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. We plan to pursue disciplined and targeted expansion strategies for market areas we currently do not serve. We actively seek and explore opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (“PV”) and wind power stations, remote islands without electricity, and cities with multi-energy supplies.

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control. From April 2020 to the end of 2021, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to PRC government’s strict control. In 2022, COVID-19 cases fluctuated and increased again in many cities of China including Xi’an Province where the Company is located. As a result of such increases, there have been periodic short-term lockdowns and restrictions on travel in Xi’an Province and other areas of China, the Company’s operations have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China to limit the spread of COVID-19. From January 2023, China has dropped all COVID restrictions, and the Company actively resumed its business transformation task to transform and expand into an energy storage integrated solution provider sector.

For the six months ended June 30, 2023 and 2022, the Company had net loss of $337,346 and $666,269, respectively. For the three months ended June 30, 2023 and 2022, the Company had net loss of $247,842 and $224,810, respectively. The Company has an accumulated deficit of $60.08 million as of June 30, 2023.

On June 30, 2023, the Company had $456,155 cash on hand, and loan receivable of $67,120,596 (RMB 485.0 million), a short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), who is an unrelated party of the Company. The short-term borrowing was for five days with capital utilization fee of $13,839 (RMB 100,000) per day for total of $69,196 (RMB 500,000). The Company received the repayment of $67.1 million in full and capital utilization fee of $69,196 on July 3rd, 2023. This satisfies the Company’s estimated liquidity needs for 12 months from the issuance of the financial statements. The Company believes the business transformation and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by the Company’s historical operating results.

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

The Company’s organizational chart as of June 30, 2023 is as follows:

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	459,235	-%	383,506	-%
Loss from operations	(459,235)	-%	(383,506)	-%
Total non-operating expenses, net	184,381	-%	(259,206)	-%
Loss before income tax	(274,854)	-%	(642,712)	-%
Income tax expense	62,492	-%	23,557	-%
Net loss	$(337,346)	-%	$(666,269)	-%

SALES. Total sales for the six months ended June 30, 2023 and 2022 were $0.

COST OF SALES. Cost of sales (“COS”) for the six months ended June 30, 2023 and 2022 were $0.

GROSS PROFIT. Gross profit for the six months ended June 30, 2023 and 2022 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $459,235 for the six months ended June 30, 2023, compared to $383,506 for the six months ended June 30, 2022, an increase of $75,729 or 19.7%. The increase in operating expenses was mainly due to increased audit fee by $76,100, increased legal expense by $26,000 and increased other G&A expenses by $42,990, which was partly offset by decreased amortization on long term convertible note by $69,350.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the six months ended June 30, 2023, net non-operating income was $184,381 compared to non-operating expense of $259,206 for the six months ended June 30, 2022. For the six months ended June 30, 2023, we had $170,441 interest income, gain on note conversion of $5,602 and other income of $228,618, which was offset by $220,280 interest expense on note payable. For the six months ended June 30, 2022, we had $223,915 interest income but the amount was offset by $230,318 interest expense on note payable, loss on note conversion of $121,121, and other expenses of $131,682.

INCOME TAX EXPENSE. Income tax expense was $62,492 for the six months ended June 30, 2023, compared with $23,557 for the six months ended June 30, 2022. The consolidated effective income tax rate for the six months ended June 30, 2023 and 2022 were 22.7% and 3.7%, respectively.

NET LOSS. Net loss for the six months ended June 30, 2023 was $337,346 compared to $666,269 for the six months ended June 30, 2022, a decrease of net loss of $328,923. This decrease in net loss was mainly due to decreased other expenses by $360,300 and decreased loss on note conversion by $126,723, which was partly offset by increased G&A expenses by $75,729, increased income tax expense by $38,935 and decreased interest income by $53,474 as described above.

Comparison of Results of Operations for the three months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	374,407	-%	187,726	-%
Loss from operations	(374,407)	-%	(187,726)	-%
Total non-operating income (expenses), net	184,523	-%	(31,234)	-%
Income (loss) before income tax	(189,884)	-%	(218,960)	-%
Income tax expense	57,958	-%	5,850	-%
Net loss	$(247,842)	-%	$(224,810)	-%

SALES. Total sales for the three months ended June 30, 2023 and 2022 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended June 30, 2023 and 2022 were $0.

GROSS PROFIT. Gross income for the three months ended June 30, 2023 and 2022 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $374,407 for the three months ended June 30, 2023, compared to $187,726 for the three months ended June 30, 2022, an increase of $186,681 or 99%. The increase in operating expenses was mainly due to an increased legal fee by $60,000, increased audit fee by $93,790, and increased other G&A expenses by $32,890.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the three months ended June 30, 2023, net non-operating income was $184,523 compared to non-operating expenses of $31,234 for the three months ended June 30, 2022. For the three months ended June 30, 2023, we had $82,246 interest income and other income of $216,333, but the amount was offset by $109,176 interest expense on note payable and loss on note conversion by $4,880. For the three months ended June 30, 2022, we had $109,585 interest income, but the amount was offset by $109,742 interest expense on note payable, and other expenses of $31,077.

INCOME TAX EXPENSE. Income tax expense was $57,958 for the three months ended June 30, 2023, compared with $5,850 for the three months ended June 30, 2022. The consolidated effective income tax rate for the three months ended June 30, 2023 and 2022 were 30.5% and 2.7%, respectively.

NET LOSS.  Net loss for the three months ended June 30, 2023 was $247,842 compared to $224,810 for the three months ended June 30, 2022, an increase of net loss of $23,032. This increase in net loss was mainly due to increased G&A expenses by $186,681, increased income tax expense by $52,108 and decreased interest income by $27,339, which was partly offset by increased other income by $247,410 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 2023 and 2022

As of June 30, 2023, the Company had cash and equivalents of $456,155, other current assets of $133.48 million, current liabilities of $23.28 million, working capital of $110.66 million, a current ratio of 5.75:1 and a liability-to-equity ratio of 0.26:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating Activities	$(69,042,292)	$(167,599)
Investing Activities	(69,994,412)	-

Net cash used in operating activities was $69,042,292 during the six months ended June 30, 2023, compared to $167,599 for the six months ended June 30, 2022. The increase in net cash outflow for the six months ended June 30, 2023 was mainly due to increased cash outflow on advance to suppliers by $68.90 million, which was partly offset by decreased net loss and noncash adjustment to net loss totaling $99,420.

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of June 30, 2023, the Company made a prepayment to Bangyu of $65.9 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

Net cash used in investing activities was $69,994,412 and $0, respectively, for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, investing activities mainly consists of short-term loan receivable of $69,994,412.

On March 31, 2023, the Company had $140,576,568 (RMB 966.0 million) short term loan to Jinan Youkai Engineering Consulting Co., Ltd (“Youkai”), an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $43,657 (RMB 300,000) per day for total of $218,287 (RMB 1.5 million). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $140.6 million in full plus capital utilization fee on April 3, 2023.

On June 30, 2023, the Company loaned $67,120,596 (RMB 485.0 million) to Youkai again, an unrelated party of the Company. The short-term loan was for five days with a capital utilization fee of $13,839 (RMB 100,000) per day for total of $69,196 (RMB 500,000). To ensure the safety of the funds, before money was transferred to Youkai, Youkai handed over the official seal, financial seal and bank account UK to the Company for custody and management until repayment of the loan. The Company received the repayment of $67.2 million in full plus capital utilization fee on July 3, 2023.

There was no cash provided by or use in financing activities during the six months ended June 30, 2023 and 2022.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	June 30, 2023	December 31, 2022
Unrestricted accumulated deficit	$(60,082,175)	$(59,726,943)
Restricted retained earnings (surplus reserve fund)	15,185,889	15,168,003
Total accumulated deficit	$(44,896,286)	$(44,558,940)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of June 30, 2023 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $59,188	$5,460,094	$-	10
Entrusted loan including interest payable of $334,697	$10,990,957	$-	9
Total	$16,451,051	$-

The Company believes it has sufficient cash as of June 30, 2023, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2019, Beijing Hongyuan Recycling Energy Investment Center (“BIPC”), or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi’an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi’an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264, awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations as disclosed in Note 10 that, on April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.08 million litigation expense as of June 30, 2023.

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

On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,229 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of this report date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020 (as Exhibit 10.38 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2020 filed on April 15, 2021).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2022).

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2022).

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2022).

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.(filed as Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2022).

10.57	Exchange Agreements dated as of May 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s quarterly report on Form 10-Q dated June 21, 2023).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART POWERR CORP.

Date: August 11, 2023	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)