Form 10-Q
period 2023-09-30
Smart Powerr Corp.
filed 2023-11-13
CIK 721693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 13, 2023, there were 7,963,444 shares of the registrant’s common stock outstanding.

SMART POWERR CORP.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART POWERR CORP.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$67,950,506	$138,813,673
VAT receivable	168,386	173,589
Advance to supplier	66,537,792	31,923
Right-of-use assets, net	15,266	62,177
Other receivables	50,229	49,690

Total current assets	134,722,179	139,131,052

NON-CURRENT ASSET
Fixed assets, net	4,514	4,653

Total non-current asset	4,514	4,653

TOTAL ASSETS	$134,726,693	$139,135,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$69,134	$71,271
Taxes payable	3,683,369	3,681,352
Accrued interest on notes	58,190	261,035
Notes payable, net of unamortized OID of $0 and $31,250, respectively	5,309,812	5,697,727
Accrued liabilities and other payables	2,666,492	2,776,414
Lease liabilities	-	62,178
Payable for purchase of 10% equity interest of Zhonghong	417,839	430,750
Interest payable on entrusted loans	336,841	347,249
Entrusted loan payable	10,724,533	11,055,911

Total current liabilities	23,266,210	24,383,887

NONCURRENT LIABILITY
Income tax payable	3,958,625	3,958,625

Total noncurrent liability	3,958,625	3,958,625

Total liabilities	27,224,835	28,342,512

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,963,444 and 7,391,996 shares issued and outstanding	7,963	7,392

Additional paid in capital	164,614,149	163,663,305
Statutory reserve	15,191,337	15,168,003
Accumulated other comprehensive loss	(12,043,245)	(8,318,564)
Accumulated deficit	(60,268,346)	(59,726,943)

Total Company stockholders’ equity	107,501,858	110,793,193

TOTAL LIABILITIES AND EQUITY	$134,726,693	$139,135,705

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Revenue
Contingent rental income	$-	$-	$-	$-

Interest income on sales-type leases	-	-	-	-

Total operating income	-	-	-	-

Operating expenses
General and administrative	606,105	552,264	146,870	168,758

Total operating expenses	606,105	552,264	146,870	168,758

Loss from operations	(606,105)	(552,264)	(146,870)	(168,758)

Non-operating income (expenses)
Loss on note conversion	(1,415)	(121,121)	(7,017)	-
Interest income	218,242	329,576	47,801	105,661
Interest expense	(328,200)	(571,050)	(107,920)	(340,732)
Other income (expenses), net	296,549	(162,536)	67,931	(30,854)

Total non-operating income (expenses), net	185,176	(525,131)	795	(265,925)

Loss before income tax	(420,929)	(1,077,395)	(146,075)	(434,683)
Income tax expense	97,140	36,511	34,648	12,954

Net loss	(518,069)	(1,113,906)	(180,723)	(447,637)

Other comprehensive items
Foreign currency translation gain (loss)	(3,724,681)	(14,129,752)	767,367	(7,199,437)

Comprehensive income (loss)	$(4,242,750)	$(15,243,658)	$586,644	$(7,647,074)

Weighted average shares used for computing basic and diluted loss per share	7,724,688	7,320,355	7,969,912	7,358,052

Basic and diluted net loss per share	$(0.07)	$(0.15)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	Loss	Deficit	Total
Balance at December 31, 2022	7,391,996	$7,392	$163,663,305	$15,168,003	$(8,318,564)	$(59,726,943)	$110,793,193

Net loss for the period	-	-	-	-	-	(89,504)	(89,504)

Conversion of long-term notes into common shares	241,537	242	489,276	-	-	-	489,518

Transfer to statutory reserves	-	-	-	2,590	-	(2,590)	-

Foreign currency translation gain	-	-	-	-	1,681,720	-	1,681,720

Balance at March 31, 2023	7,633,533	7,634	164,152,581	15,170,593	(6,636,844)	(59,819,037)	112,874,927

Net loss for the period	-	-	-	-	-	(247,842)	(247,842)

Conversion of long-term notes into common shares	154,473	154	254,727	-	-	-	254,881

Transfer to statutory reserves	-	-	-	15,296	-	(15,296)	-

Foreign currency translation loss	-	-	-	-	(6,173,768)	-	(6,173,768)

Balance at June 30, 2023	7,788,006	7,788	164,407,308	15,185,889	(12,810,612)	(60,082,175)	106,708,198

Net loss for the period	-	-	-	-	-	(180,723)	(180,723)

Conversion of long-term notes into common shares	175,438	175	206,841	-	-	-	207,016

Transfer to statutory reserves	-	-	-	5,448	-	(5,448)	-

Foreign currency translation loss	-	-	-	-	767,367	-	767,367

Balance at September 30, 2023	7,963,444	$7,963	$164,614,149	$15,191,337	$(12,043,245)	$(60,268,346)	$107,501,858

	Common Stock		Paid in	Statutory	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Reserves	(Loss) / Income	Deficit	Total
Balance at December 31, 2021	7,044,408	$7,044	$161,531,565	$15,180,067	$3,321,189.0	$(55,281,680)	$124,758,185

Net loss for the period	-	-	-	-	-	(441,459)	(441,459)

Conversion of long-term notes into common shares	313,644	314	2,017,793	-	-	-	2,018,107

Transfer to statutory reserves	-	-	-	(22,277)	-	22,277	-

Foreign currency translation gain	-	-	-	-	600,181	-	600,181

Balance at March 31, 2022	7,358,052	7,358	163,549,358	15,157,790	3,921,370	(55,700,862)	126,935,014

Net loss for the period	-	-	-	-	-	(224,810)	(224,810)

Transfer to statutory reserves	-	-	-	4,443	-	(4,443)	-

Foreign currency translation loss	-	-	-	-	(7,530,496)	-	(7,530,496)

Balance at June 30, 2022	7,358,052	7,358	163,549,358	15,162,233	(3,609,126)	(55,930,115)	119,179,708

Net loss for the period	-	-	-	-	-	(447,637)	(447,637)

Transfer to statutory reserves	-	-	-	4,351	-	(4,351)	-

Foreign currency translation loss	-	-	-	-	(7,199,437)	-	(7,199,437)

Balance at September 30, 2022	7,358,052	$7,358	$163,549,358	$15,166,584	$(10,808,563)	$(56,382,103)	$111,532,634

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(518,069)	$(1,113,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of OID and debt issuing costs of notes	31,250	163,105
Operating lease expenses	46,876	49,771
Loss on note conversion	1,415	121,121
Interest expense	-	229,015
Changes in assets and liabilities:
Advance to supplier	(68,063,624)	(5,215)
Other receivables	(293)	2,376
Taxes payable	3,069	(19,901)
Payment of lease liabilities	(62,502)	(66,362)
Accrued liabilities and other payables	297,135	330,871

Net cash used in operating activities	(68,264,743)	(309,125)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(2,598,424)	(15,486,470)

NET DECREASE IN CASH	(70,863,167)	(15,795,595)
CASH, BEGINNING OF PERIOD	138,813,673	152,011,887

CASH, END OF PERIOD	$67,950,506	$136,216,292

Supplemental cash flow data:
Income tax paid	$94,126	$56,495
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities
Conversion of notes into common shares	$950,000	$1,896,986

The accompanying notes are an integral part of these consolidated financial statements

SMART POWERR CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

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

The Company’s organizational chart as of September 30, 2023 is as follows:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the nine and three months ended September 30, 2023 and 2022 was prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, previously filed with the Securities Exchange Commission (“SEC”) on May 8, 2023.

Principle of Consolidation

The Consolidated Financial Statements (“CFS”) include the accounts of SPC and its subsidiaries, Shanghai Yinghua Financial Leasing Co., Ltd. (“Yinghua”) and Sifang Holdings; Sifang Holdings’ wholly owned subsidiaries, Huahong New Energy Technology Co., Ltd. (“Huahong”) and Shanghai TCH Energy Tech Co., Ltd. (“Shanghai TCH”); Shanghai TCH’s wholly-owned subsidiary, Xi’an TCH Energy Tech Co., Ltd. (“Xi’an TCH”); and Xi’an TCH’s subsidiaries, 1) Erdos TCH Energy Saving Development Co., Ltd (“Erdos TCH”), 100% owned by Xi’an TCH, 2) Zhonghong, 90% owned by Xi’an TCH and 10% owned by Shanghai TCH, and 3) Zhongxun, 100% owned by Xi’an TCH. Substantially all the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all the Company’s consolidated assets and liabilities as of September 30, 2023. However, there was no revenue for the Company for the nine and three months ended September 30, 2023 or 2022. All significant inter-company accounts and transactions were eliminated in consolidation.

Uses and Sources of Liquidity

For the nine months ended September 30, 2023 and 2022, the Company had a net loss of $518,069 and $1,113,906, respectively. For the three months ended September 30, 2023 and 2022, the Company had a net loss of $180,723 and $447,637, respectively. The Company had an accumulated deficit of $60.27 million as of September 30, 2023. The Company disposed all of its systems and currently holds five power generating systems through Erdos TCH, the five power generating systems are currently not producing any electricity. The Company is in the process of transforming and expanding into an energy storage integrated solution provider business. The Company plans to pursue disciplined and targeted expansion strategies for market areas the Company currently does not serve. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.  The Company’s cash flow forecast indicates it will have sufficient cash to fund its operations for the next 12 months from the date of issuance of these CFS.

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

Revenue Recognition

A) Sales-type Leasing and Related Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842. The Company’s sales type lease contracts for revenue recognition fall under ASC 842. During the nine and three months ended September 30, 2023 and 2022, the Company did not sell any new power generating projects.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2023 or December 31, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

Cash

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2023 and December 31, 2022, the Company had no accounts receivable.

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2023 and 2022, the Company did not accrue allowance against short term loan receivables.

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

Impairment of Long-lived Assets

In accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” the Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total expected undiscounted future net cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value (“FV”) and carrying amount of the asset. The Company did not record any impairment for the nine and three months ended September 30, 2023 and 2022.

Accounts and other payables

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

Under FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income. At September 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of September 30, 2023 and December 31, 2022, the Company did not have any long-term debt; and the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at FV.

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

For the nine months ended September 30, 2023 and 2022, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the three months ended September 30, 2023 and 2022, the basic and diluted income (loss) per share were the same due to the anti-dilutive features of the warrants and options. For the nine months ended September 30, 2023 and 2022, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price. For the three months ended September 30, 2023 and 2022, 30,911 shares purchasable under warrants and options were excluded from the EPS calculation as these were not dilutive due to the exercise price was more than the stock market price.

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

3. OTHER RECEIVABLES

As of September 30, 2023, other receivables mainly consisted of (i) advance to third parties of $6,964, bearing no interest, payable upon demand, and ii) others of $43,265.

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

5. ADVANCE TO SUPPLIERS

On June 19, 2023, the Company entered a purchase agreement with Hubei Bangyu New Energy Technology Co., Ltd. (“Bangyu”). The total contract amount was $82.3 million (RMB 595.0 million) for purchasing the energy storage battery systems. As of September 30, 2023, the Company made a prepayment to Bangyu of $66.3 million (RMB 476.0 million). The Company is in the process of transforming and expanding into energy storage integrated solution provider business. The Company actively seeks and explores opportunities to apply energy storage technologies to new industries or segments with high growth potential, including industrial and commercial complexes, large scale photovoltaic (PV) and wind power stations, remote islands without electricity, and smart energy cities with multi-energy supplies.

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

On August 23, 2021, the Company entered a Market Research and Project Development Service Agreement with a consulting company in Xi’an for a service period of 12 months. The consulting company will perform market research for new energy industry including photovoltaic and energy storage, develop potential new customers and due diligence check, assisting the Company for business cooperation negotiation and relevant agreements preparation. Total contract amount is $1,150,000, and the Company paid $650,000 at commencement of the service and recorded as R&D expense during the year ended December 31, 2022; the Company prepaid $200,000 during the second quarter of 2023, and will pay the remaining of $300,000 upon completion all the services.

6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following as of September 30, 2023 and December 31, 2022:

	2023	2022
Education and union fund and social insurance payable	$229,527	$270,116
Accrued payroll and welfare	233,570	251,021
Accrued litigation	2,095,361	2,203,149
Other	108,034	52,128
Total	$2,666,492	$2,776,414

Accrued litigation was mainly for court enforcement fee, fee to lawyer, penalty and other fees (see Note 15).

7. TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2023 and December 31, 2022:

	2023	2022
Income tax	$7,641,800	$7,639,832
Other	194	145
Total	7,641,994	7,639,977
Current	3,683,369	3,681,352
Noncurrent	$3,958,625	$3,958,625

As of September 30, 2023, income tax payable included $7.61 million from recording the estimated one-time transition tax on post-1986 foreign unremitted earnings under the Tax Cut and Jobs Act signed on December 22, 2017 ($3.65 million included in current tax payable and $3.96 million noncurrent). An election was available for the U.S. shareholders of a foreign company to pay the tax liability in installments over a period of eight years (until year 2026) with 8% of net tax liability in each of the first five years, 15% in the sixth year, 20% in the seventh year, and 25% in the eighth year. The Company made such an election.

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

As of September 30, 2023 and December 31, 2022, deferred tax assets consisted of the following:

	2023	2022
Accrued expenses	$50,017	$57,611
Write-off Erdos TCH net investment in sales-type leases *	4,298,533	4,579,725
Impairment loss of Xi’an TCH’s investment into the HYREF fund	2,611,493	2,692,186
US NOL	1,041,094	730,855
PRC NOL	9,173,051	9,118,123
Total deferred tax assets	17,174,188	17,178,500
Less: valuation allowance for deferred tax assets	(17,174,188)	(17,178,500)
Deferred tax assets, net	$-	$-

*	This represents the tax basis of Erdos TCH investment in sales type leases, which was written off under US GAAP upon modification of lease terms, which made the lease payments contingent upon generation of electricity.

9. ENTRUSTED LOAN PAYABLE

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

The term of this loan was for 60 months from July 31, 2013 to July 30, 2018, with interest of 12.5%. The Company paid RMB 50 million ($7.54 million) of the RMB 280 million ($42.22 million), and on August 5, 2016, the Company entered into a supplemental agreement with the lender to extend the due date of the remaining RMB 230 million ($34.68 million) of the original RMB 280 million ($45.54 million) to August 6, 2017. During the year ended December 31, 2017, the Company negotiated with the lender again to further extend the remaining loan balance of RMB 230 million ($34.68 million), RMB 100 million ($16.27 million), and RMB 77 million ($12.08 million). The lender had tentatively agreed to extend the remaining loan balance until August 2019 with interest of 9%, subject to the final approval from its headquarters. The headquarters did not approve the extension proposal with interest of 9%; however, on December 29, 2018, the Company and the lender agreed to an alternative repayment proposal as described below.

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

On April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station from Chengli project. The Company recorded a gain of approximately $3.1 million from transferring the CDP WHPG station to HYREF as partial repayment of the entrusted loan and accrued interest of RMB 188,639,400 ($27.54 million) to HYREF resulting from the termination of the buy-back agreement.

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

4. The lender agreed to extend the repayment of RMB 77.00 million ($11.06 million) to July 8, 2023. However, per court’s judgement on June 28, 2021, the Company should repay principal $11.06 million and accrued interest of RMB 2,418,229 ($0.35 million) within 10 days from the judgment date to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. The Company has not paid it yet as of this report date.

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

Promissory Notes in April 2021

On April 2, 2021, the Company entered into a Note Purchase Agreement with an institutional investor, pursuant to which the Company issued to the Purchaser a Promissory Note of $5,250,000. The Purchaser purchased the Note with an OID of $250,000, which was recognized as a debt discount is amortized using the interest method over the life of the note. The Note bears interest at 8% and has a term of 24 months. All outstanding principal and accrued interest on the Note was due and payable on April 1, 2023. However, as of this report date, the Company did not repay the loan, and no any further action from the lender. The Company’s obligations under the Note may be prepaid at any time, provided that in such circumstance the Company would pay 125% of any amounts outstanding under the Note and being prepaid. Beginning on the date that is six months from the issue date of the Note, Purchaser shall have the right to redeem any amount of this Note up to $825,000 per calendar month by providing written notice to the Company. Upon receipt of the redemption notice from the lender, the Company shall pay the applicable redemption amount in cash to lender within three trading days of receipt of such redemption notice; if the Company fails to pay, then the outstanding balance will automatically be increased by 25%. On October 28, 2021, the lender made an adjustment of $1,370,897 to increase the outstanding principal of the notes as a result of the Company’s failure to pay the redemption amount in cash to lender on time, the Company recorded $1,370,897 principal adjustment as interest expense in 2021. The lender made an adjustment of $229,015 to increase the outstanding principal of the notes based on a forbearance agreement entered on September 14, 2022 resulting from the Company’s default event of being delinquent on SEC filings, the Company recorded the $229,015 principal adjustment as interest expense. During the nine months ended September 30, 2023, the Company amortized OID of $31,250 and recorded $327,990 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $950,000 for the delivery of 571,448 shares of the Company’s common stock. During the three months ended September 30, 2023, the Company recorded $109,918 interest expense on this Note; and the Company and Lender exchanged these Partitioned Notes of $200,000 for the delivery of 175,438 shares of the Company’s common stock. The Company recorded $1,415 loss on conversion of these notes in 2023. As of September 30, 2023, the outstanding principal balance of this note was $5,309,812 with accrued interest of $58,190. The Note was classified as a current liability in accordance with ASC 470-10-45 Other Presentation Matters – General Due on Demand Loan Arrangements.

11. STOCKHOLDERS’ EQUITY

Warrants

Following is a summary of the activities of warrants that were issued from equity financing for the nine months ended September 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	30,411	$14.0	1.21
Exercisable at January 1, 2023	30,411	$14.0	1.21
Granted	-	-	-
Exchanged	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2023	30,411	$14.0	0.46
Exercisable at September 30, 2023	30,411	$14.0	0.46

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

The following table summarizes option activity with respect to employees and independent directors for the nine months ended September 30, 2023:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2023	500	$16.1	4.32
Exercisable at January 1, 2023	500	$16.1	4.32
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2023	500	$16.1	3.57
Exercisable at September 30, 2023	500	$16.1	3.57

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

The US parent company, SPC is taxed in the US and, as of September 30, 2023, had net operating loss (“NOL”) carry forwards for income taxes of $4.96 million; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses uncertain due to the US parent company’s continuing operating losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

As of September 30, 2023, the Company’s PRC subsidiaries had $36.69 million NOL that can be carried forward to offset future taxable income for five years from the year the loss is incurred. The NOL was mostly from Erdos TCH and Zhonghong. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the recurring losses from operations of these entities, accordingly, the Company recorded a 100% deferred tax valuation allowance for the PRC NOL.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2023 and 2022:

	2023	2022
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	3.5%	0.5%
Permanent differences	1.6%	10.0%
Change in valuation allowance	38.9%	13.9%
Tax expense (benefit) per financial statements	23.1%	3.4%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2023 and 2022, respectively:

	2023	2022
U.S. statutory rates expense (benefit)	(21.0)%	(21.0)%
Tax rate difference – current provision	2.4%	0.5%
Permanent differences	1.0%	12.6%
Change in valuation allowance	41.3%	10.9%
Tax expense (benefit) per financial statements	23.7%	3.0%

The provision for income tax expense (benefit) for the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense (benefit) – current	$97,140	$36,511
Total income tax expense (benefit)	$97,140	$36,511

The provision for income tax expense (benefit) for the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense (benefit) – current	$34,648	$12,954
Total income tax expense (benefit)	$34,648	$12,954

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

The maximum statutory reserve amount has not been reached for any subsidiary. The table below discloses the statutory reserve amount in the currency type registered for each Chinese subsidiary as of September 30, 2023 and December 31, 2022:

Name of Chinese Subsidiaries	Registered Capital	Maximum Statutory Reserve Amount	Statutory reserve at September 30, 2023	Statutory reserve at December 31, 2022
Shanghai TCH	$29,800,000	$14,900,000	¥6,564,303 ($1,003,859)	¥6,564,303 ($1,003,859)

Xi’an TCH	¥202,000,000	¥101,000,000	¥73,944,689 ($11,272,609)	¥73,781,005 ($11,249,275)

Erdos TCH	¥120,000,000	¥60,000,000	¥19,035,814 ($2,914,869)	¥19,035,814 ($2,914,869)

Xi’an Zhonghong	¥30,000,000	¥15,000,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Shaanxi Huahong	$2,500,300	$1,250,150	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

Zhongxun	¥35,000,000	¥17,500,000	Did not accrue yet due to accumulated deficit	Did not accrue yet due to accumulated deficit

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

Litigation

1) In November 2019, Beijing Hongyuan Recycling Energy Investment Center (“BIPC”), or Hongyuan, filed a lawsuit with the Beijing Intermediate People’s Court against Xi’an TCH to compel Xi’an TCH to repurchase certain stock pursuant to a stock repurchase option agreement. On April 9, 2021, the court rendered a judgment in favor of Hongyuan. Xi’an TCH filed a motion for retrial to High People’s Court of Beijing on April 13, 2022, because Xi’an TCH paid RMB 261 million ($37.58 million) principal and interest to Hongyuan as an out-of-court settlement. On April 11, 2022, Xi’an Zhonghong New Energy Technology Co. Ltd., filed an application for retrial and provided relevant evidence to the Beijing High People’s Court on the Civil Judgment No. 264, awaiting trial. On August 10, 2022, Beijing No. 1 Intermediate People’s Court of Beijing issued a Certificate of Active Performance, proving that Xi’an Zhonghong New Energy Technology Co., Ltd. had fulfilled its buyback obligations as disclosed in Note 9 that, on April 9, 2021, Xi’an TCH, Xi’an Zhonghong, Guohua Ku, Chonggong Bai and HYREF entered a Termination of Fulfillment Agreement (termination agreement). Under the termination agreement, the original buyback agreement entered on December 19, 2019 was terminated upon signing of the termination agreement. HYREF will not execute the buy-back option and will not ask for any additional payment from the buyers other than keeping the CDQ WHPG station.

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of September 30, 2023.

2) On June 28, 2021, Beijing No.4 Intermediate People’s Court of Beijing entered into a judgement that Xi’an Zhonghong Technology Co., Ltd. should pay the loan principal of RMB 77 million ($11.06 million) with loan interest of RMB 2,418,229 ($0.35 million) to Beijiang Hongyuan Recycling Energy Investment Center (Limited Partnership). In the end of 2022, Beijing No.4 Intermediate People’s Court of Beijing entered into the judgment enforcement procedure, which, in addition to the loan principal with interest amount, Xi’an Zhonghong Technology Co., Ltd. was to pay judgment enforcement fee, late fee and other fees of RMB 80,288,184 ($11.53 million) in total, the Company recorded these additional fees in 2022. There was no update for this case as of this report date.

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

The components of lease costs, lease term and discount rate with respect of the office lease with an initial term of more than 12 months are as follows:

Nine Months Ended
September 30, 2023
Operating lease cost – amortization of ROU	$46,107
Operating lease cost – interest expense on lease liability	$769
Weighted Average Remaining Lease Term - Operating leases	0. 25 years
Weighted Average Discount Rate - Operating leases	5%

Nine Months Ended
September 30, 2022
Operating lease cost– amortization of ROU	$46,593
Operating lease cost – interest expense on lease liability	$3,178

Three Months Ended September 30, 2023
Operating lease cost – amortization of ROU	$15,244
Operating lease cost – interest expense on lease liability	$-

Three Months Ended September 30, 2022
Operating lease cost – amortization of ROU	$15,194
Operating lease cost – interest expense on lease liability	$765

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

For the nine months ended September 30, 2023 and 2022, the Company had net loss of $518,069 and $1,113,906, respectively. For the three months ended September 30, 2023 and 2022, the Company had net loss of $180,723 and $447,637, respectively. The Company has an accumulated deficit of $60.27 million as of September 30, 2023.

On September 30, 2023, the Company had $67,950,506 cash on hand, this satisfies the Company’s estimated liquidity needs for 12 months from the issuance of the financial statements. The Company believes the business transformation and expansion discussed above are probable of occurring and the occurrence, as well as the cash flow discussed, mitigate the substantial doubt raised by the Company’s historical operating results.

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

The Company’s organizational chart as of September 30, 2023 is as follows:

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

Principle of Consolidation

The CFS include the accounts of CREG and, its subsidiary, Sifang Holdings and Yinghua; Sifang Holdings’ wholly-owned subsidiaries, Huahong and Shanghai TCH; Shanghai TCH’s wholly-owned subsidiary Xi’an TCH; and Xi’an TCH’s subsidiaries, Erdos TCH, Zhonghong, and Zhongxun. Substantially all of the Company’s revenues are derived from the operations of Shanghai TCH and its subsidiaries, which represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2023. All significant inter-company accounts and transactions were eliminated in consolidation.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the nine months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	606,105	-%	552,264	-%
Loss from operations	(606,105)	-%	(552,264)	-%
Total non-operating expenses, net	185,176	-%	(525,131)	-%
Loss before income tax	(420,929)	-%	(1,077,395)	-%
Income tax expense	97,140	-%	36,511	-%
Net loss	$(518,069)	-%	$(1,113,906)	-%

SALES. Total sales for the nine months ended September 30, 2023 and 2022 were $0.

COST OF SALES. Cost of sales (“COS”) for the nine months ended September 30, 2023 and 2022 were $0.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2023 and 2022 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses (“G&A”) totaling $606,105 for the nine months ended September 30, 2023, compared to $552,264 for the nine months ended September 30, 2022, an increase of $53,841 or 9.7%. The increase in operating expenses was mainly due to increased audit fee by $26,600 and increased professional service expenses by $50,200, which was partly offset by decreased other G&A expenses by $22,960.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating expenses consisted of gain or loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the nine months ended September 30, 2023, net non-operating income was $185,176 compared to non-operating expenses of $525,131 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had $218,242 interest income, and other income of $296,549, which was offset by $328,200 interest expense on note payable and loss on note conversion of $1,415. For the nine months ended September 30, 2022, we had $329,576 interest income which was offset by $570,984 interest expense on note payable, loss on note conversion of $121,121, and other expenses of $162,536.

INCOME TAX EXPENSE. Income tax expense was $97,140 for the nine months ended September 30, 2023, compared with $36,511 for the nine months ended September 30, 2022. The consolidated effective income tax rate for the nine months ended September 30, 2023 and 2022 were 23.1% and 3.4%, respectively.

NET LOSS. Net loss for the nine months ended September 30, 2023 was $518,069 compared to $1,113,906 for the nine months ended September 30, 2022, a decrease of net loss of $595,837. This decrease in net loss was mainly due to decreased other expenses by $459,085, decreased interest expense by $242,850 and decreased loss on note conversion by $119,706, which was partly offset by increased G&A expenses by $53,841, increased income tax expense by $60,629 and decreased interest income by $111,334 as described above.

Comparison of Results of Operations for the three months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales
Sales	$-	-%	$-	-%
Cost of sales	-	-%	-	-%
Gross profit	-	-%	-	-%
Interest income on sales-type leases	-	-%	-	-%
Total operating expenses	146,870	-%	168,758	-%
Loss from operations	(146,870)	-%	(168,758)	-%
Total non-operating income (expenses), net	795	-%	(265,925)	-%
Income (loss) before income tax	(146,075)	-%	(434,683)	-%
Income tax expense	34,648	-%	12,954	-%
Net loss	$(180,723)	-%	$(447,637)	-%

SALES. Total sales for the three months ended September 30, 2023 and 2022 were $0.

COST OF SALES. Cost of sales (“COS”) for the three months ended September 30, 2023 and 2022 were $0.

GROSS PROFIT. Gross income for the three months ended September 30, 2023 and 2022 were $0 with gross margin of 0%.

OPERATING EXPENSES. Operating expenses consisted of general and administrative expenses totaling $146,870 for the three months ended September 30, 2023, compared to $168,758 for the three months ended September 30, 2022, a decrease of $21,888 or 13%. The decrease in operating expenses was mainly due to a decreased professional fee by $19,320, and decreased other G&A expenses by $2,570.

NET NON-OPERATING INCOME (EXPENSES). Net non-operating income (expenses) consisted of loss on note conversion, interest income, interest expenses, and miscellaneous expenses. For the three months ended September 30, 2023, net non-operating income was $795 compared to non-operating expenses of $265,925 for the three months ended September 30, 2022. For the three months ended September 30, 2023, we had $47,801 interest income and other income of $67,931, but the amount was offset by $107,920 interest expense on note payable and loss on note conversion by $7,017. For the three months ended September 30, 2022, we had $105,661 interest income which was offset by $340,732 interest expense on note payable, and other expenses of $30,854.

INCOME TAX EXPENSE. Income tax expense was $34,648 for the three months ended September 30, 2023, compared with $12,954 for the three months ended September 30, 2022. The consolidated effective income tax rate for the three months ended September 30, 2023 and 2022 were 23.7% and 3.0%, respectively.

NET LOSS.  Net loss for the three months ended September 30, 2023 was $180,723 compared to $447,637 for the three months ended September 30, 2022, a decrease of net loss of $266,914. This decrease in net loss was mainly due to decreased G&A expenses by $21,888, decreased interest expense by $232,812 and decreased other expenses by $98,785, which was partly offset by increased income tax expense by $21,694, increased loss on note conversion by $7,017 and decreased interest income by $57,860, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 2023 and 2022

As of September 30, 2023, the Company had cash and equivalents of $67.95 million, other current assets of $66.77 million, current liabilities of $23.27 million, working capital of $111.46 million, a current ratio of 5.79:1 and a liability-to-equity ratio of 0.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022:

	2023	2022
Cash provided by (used in):
Operating Activities	$(68,264,743)	$(309,125)

Net cash used in operating activities was $68,264,743 during the nine months ended September 30, 2023, compared to $309,125 for the nine months ended September 30, 2022. The increase in net cash outflow for the nine months ended September 30, 2023 was mainly due to increased cash outflow on advance to suppliers by $68.06 million, which was partly offset by decreased net loss and noncash adjustment to net loss totaling $112,366.

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

There was no cash provided by or use in investing activities during the nine months ended September 30, 2023 and 2022.

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

There was no cash provided by or use in financing activities during the nine months ended September 30, 2023 and 2022.

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

Chart of the Company’s Statutory Reserve

Pursuant to PRC corporate law, effective January 1, 2006, the Company is required to maintain a statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve is restricted retained earnings. Our restricted and unrestricted retained earnings under US GAAP are set forth below:

	As of
	September 30, 2023	December 31, 2022
Unrestricted accumulated deficit	$(60,268,346)	$(59,726,943)
Restricted retained earnings (surplus reserve fund)	15,191,337	15,168,003
Total accumulated deficit	$(45,077,009)	$(44,558,940)

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of September 30, 2023 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Notes payable including accrued interest of $58,190	$5,368,002	$-	10
Entrusted loan including interest payable of $336,841	$11,061,374	$-	9
Total	$16,429,376	$-

The Company believes it has sufficient cash as of September 30, 2023, and a sufficient channel to commercial institutions to obtain any loans that may be necessary to meet its working capital needs. Historically, we have been able to obtain loans or otherwise achieve our financing objectives due to the Chinese government’s support for energy-saving businesses with stable cash inflows, good credit ratings and history.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) at the end of the period covered by the report. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

With the participation of the Company’s management, including its CEO and CFO, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal quarter ended as of September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of this report date, Xi’an Zhonghong is waiting for Court’s decision on retrial petition that was submitted in April 2022. During this waiting period, BIPC entered the execution procedure, and there is a balance of RMB 14,204,317 ($2.20 million) between the amount executed by the court and the liability recognized by Xi ‘an TCH, which was mainly the enforcement fee, legal and penalty fee for the original judgement, and was automatically generated by the toll collection system of the People’s court. The Company accrued $2.10 million litigation expense as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

Nome.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibit 3.05 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001).

3.2	Fifth Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 9, 2022).

3.3	Certificate of Change (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated May 24, 2016).

3.4	Certificate of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2022).

4.1	Common Stock Specimen (filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 dated November 12, 2004; 1934 Act File No. 333-120431).

10.1	Supplementary Agreement by and between Inner Mongolia Erdos TCH Energy Saving Development Co., Ltd. and Inner Mongolia Erdos Metallurgy Co., Ltd., dated December 1, 2009 (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2009).

10.2	Joint Operation Agreement by and between Xi’an TCH Energy Technology Co., Ltd., a wholly owned subsidiary of the Company, and Inner Mongolia Erdos Metallurgy Co., Ltd., dated January 20, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Form of Independent Director Agreement. (filed as Exhibit 10.28 on the Company’s Registration Statement on Form 10, filed on February 5, 2010).

10.4	English Translation of Employment Agreement between the Company and Guohua Ku, dated December 10, 2020 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.5	English Translation of Employment Agreement between the Company and Yongjiang Shi, dated December 16, 2021 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-K dated December 31, 2021).

10.6	Biomass Power Generation Asset Transfer Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.7	Biomass Power Generation Project Lease Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2013).

10.8	Partnership Agreement of Beijing Hongyuan Recycling Energy Investment Center, LLP, dated July 18, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.9	EPC Contract for Boxing CDQ Waste Heat Power Generation Project, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an Huaxin New Energy Co., Ltd (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.10	EPC Contract for CDQ Power Generation Project of Xuzhou Tianyu Group, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd and Xi’an H201uaxin New Energy Co., Ltd. (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.11	Cooperation Agreement, dated July 22, 2013, by and between Xi’an Zhonghong New Energy Technology Co., Ltd. and Jiangsu Tianyu Energy and Chemical Group Co., Ltd (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013).

10.12	Waste Heat Power Generation Energy Management Cooperative Agreement with Zhongtai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013).

10.13	CDQ Power Generation Energy Management Cooperative Agreement with Rongfeng (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2013).

10.14	China Recycling Energy Corporation Omnibus Equity Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2015).

10.15	Transfer Agreement of CDQ & Waste Heat Power Generation, dated November 16, 2015, by and between Xi’an TCH Energy Technology Co., Ltd and Tangshan Rongfeng Iron & Steel Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2015).

10.16	Xuzhou Zhongtai CDQ and Waste Heat Power Generation System Transfer Agreement, dated March 14, 2016, by Xi’an TCH Energy Technology Co., Ltd, Xuzhou Zhongtai Energy Technology Co., Ltd. and Xi’an Huaxin New Energy Co., Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).

10.17	Repurchase Agreement for Coking Coal Gas Power Generation Project, dated June 22, 2016, by and between Xi’an TCH Energy Technology Co., Ltd., and Qitaihe City Boli Yida Coal Selection Co., Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 2016).

10.18	Securities Purchase Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.19	Convertible Promissory Note, issued by China Recycling Energy Corporation to Iliad Research and Trading, L.P., dated July 11, 2018 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 17, 2018).

10.20	Equity Purchase Agreement by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated September 30, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2018).

10.21	Agreement of Supplementary and Amendment by and between Shanghai TCH Energy Technology Co., Ltd. and Jinhua Wang, dated November 21, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2018).

10.22	CDQ WHPG Station Fixed Assets Transfer Agreement, dated December 29, 2018, by and among Xi’an Zhonghong, Xi’an TCH, the HYREF, Guohua Ku and Chonggong Bai (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.23	Buy-Back Agreement, dated December 29, 2018, by and among HYREF, Xi’an Zhonghong, Xi’an TCH, Guohua Ku, Chonggong Bai and Xi’an Hanneng (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.24	Equity Transfer Agreement, dated December 29, 2018, by and between Xi’an TCH and Hongyuan Huifu. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.25	Equity Transfer Agreement, dated December 29, 2018, by and between Shanghai TCH and HYREF. (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.26	Supplementary Agreement of Equity Transfer Agreement, dated December 29, 2018, by and among Xi’an TCH, Hongyuan Huifu, and the Fund Management Company. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.27	Projects Transfer Agreement by and among Xi’an Zhonghong, Xi’an TCH, and Mr. Chonggong Bai, dated January 4, 2019 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2018 filed on March 16, 2019).

10.28	Securities Purchase Agreement by and between China Recycling Energy Corporation and Great Essential Investment, Ltd, dated February 13, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2019).

10.29	Termination of Equity Purchase Agreement and Supplementary Amendment Agreement by and between Shanghai TCH and Mr. Jihua Wang, dated March 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 29, 2019).

10.30	Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2019).

10.31	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated September 19, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2019).

10.32	Termination Agreement of Lease Agreement of Biomass Power Generation Project by and between Xi’an TCH Energy Technology Co., Ltd. and Pucheng Xin Heng Yuan Biomass Power Generation Co., Ltd. dated September 29, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2019).

10.33	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.34	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated October 16, 2019 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2019).

10.35	Amendment to Forebearance Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated December 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2019).

10.36	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 3, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2020).

10.37	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated January 13, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 13, 2020).

10.38	Exchange Agreement by and between China Recycling Energy Corporation and Iliad Research and Trading, L.P. dated May 4, 2020 (filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, dated May 4, 2020).

10.39	Employment Agreement by and between China Recycling Energy Corporation and Yongjiang (Jackie) Shi, dated May 8, 2020 (as Exhibit 10.38 to the Company’s Annual Report on Form 10-K dated for the year ended December 31, 2020 filed on April 15, 2021).

10.40	Exchange Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.41	Forbearance Agreement dated as of May 15, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K, dated May 21, 2020).

10.42	Exchange Agreement dated as of May 29, 2020 by and between China Recycling Energy Corporation and Lliad Research and Trading, L.P. (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K, dated June 4, 2020).

10.43	Equity Acquisition Agreement dated as of December 22, 2020 by and between China Recycling Energy Corporation and Shanghai TCH Energy Technology Co., Ltd., Zheng Feng, Yinhua Zhang, Weidong Xu and Xi’an Taiying Energy Saving Technology Co., Ltd. (filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated December 29, 2020).

10.44	Promissory Note dated as of December 4, 2020 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.43 to the Company’s Form S-1/A dated October 6, 2021)

10.45	Exchange Agreements dated as of August 24, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.44 to the Company’s Form S-1/A dated October 6, 2021)

10.46	Exchange Agreements dated as of August 31, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.45 to the Company’s Form S-1/A dated October 6, 2021)

10.47	Exchange Agreements dated as of September 1, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.48	Exchange Agreements dated as of October 8, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.49	Exchange Agreements dated as of October 21, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.50	Exchange Agreements dated as of October 25, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.51	Exchange Agreements dated as of November 9, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q dated November 12, 2021)

10.52	Exchange Agreements dated as of November 30, 2021 by and between China Recycling Energy Corporation and Streeterville Capital, LLC. (filed as Exhibit to the Company’s Amendment to Registration Statement on Form S1/A dated December 3, 2021)

10.53	Exchange Agreements dated as of November 7, 2022 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2022).

10.54	Exchange Agreements dated as of January 6, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2022).

10.55	Exchange Agreements dated as of January 18, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2022).

10.56	Exchange Agreements dated as of February 13, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.(filed as Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2022).

10.57	Exchange Agreements dated as of May 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC. (filed as Exhibit 10.57 to the Company’s quarterly report on Form 10-Q dated June 21, 2023).

10.58*	Exchange Agreements dated as of August 11, 2023 by and between China Recycling Energy Corporation and Bucktown Capital, LLC.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K dated December 2, 2009).

21.1	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated May 14, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART POWERR CORP.

Date: November 13, 2023	By:	/s/ Guohua Ku
Guohua Ku
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Yongjiang Shi
Yongjiang Shi
Chief Financial Officer (Principal Financial and Accounting Officer)